Form 10-Q
period 1995-03-31
T CELL SCIENCES INC
filed 1995-05-15
CIK 744218

                                             UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION

                                         WASHINGTON, DC 20549

                                               FORM 10-Q

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                                  OR

                   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        TRANSITION PERIOD FROM        TO
                                               -------  -------

                                    Commission file number: 0-15006

                                         T CELL SCIENCES, INC.
                          (Exact name of registrant as specified in charter)

                   Delaware                            No. 13-3191702
            (State of Incorporation)        (I.R.S. Employer Identification No.)

                         115 Fourth Avenue, Needham, Massachusetts 02194-2725
                         (Address of principal executive offices)   (Zip code)

                                            (617) 433-0771
                         (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such
          shorter period   that the registrant was required to file such
          reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                            ---   ---

                                  Class                 Outstanding as of
                                  -----                   May 09, 1995
                                                          ------------

                        Common Stock, par value $.001         17,054,972

       PART I.  FINANCIAL INFORMATION
                ---------------------

                ITEM 1.  FINANCIAL STATEMENTS
                         --------------------

              T CELL SCIENCES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED MARCH 31,
                                                         1995                 1994
              ====================================================================
              OPERATING REVENUE:

              Product Development and
                  Licensing Agreements               $588,676           $1,349,363
              Product Sales                           608,080              917,024
              --------------------------------------------------------------------
                      Total Operating Revenue       1,196,756            2,266,387
              --------------------------------------------------------------------

              OPERATING EXPENSE:

              Cost of Product Sales                   458,990              485,010
              Research and Development              2,025,355            2,613,781
              General and Administrative            1,059,372            1,128,836
              Sales and Marketing                     292,876              367,230
              --------------------------------------------------------------------

                      Total Operating Expense       3,836,593            4,594,857
              --------------------------------------------------------------------

              Operating Loss                       (2,639,837)          (2,328,470)

              Interest Income                         229,376              391,577
              --------------------------------------------------------------------

              NET LOSS                            ($2,410,461)         ($1,936,893)
              ====================================================================

              NET LOSS PER
                  COMMON SHARE                         ($0.14)              ($0.11)
              ====================================================================

              Weighted Average Common
                   Shares Outstanding              17,054,222           17,051,143
              ====================================================================

              See accompanying notes to financial statements.


       T CELL SCIENCES, INC.
       CONSOLIDATED BALANCE SHEETS
                                                                    MARCH 31,         December 31,
                                                                      1995                1994
       ===========================================================================================
                                                                                        (Audited)
       ASSETS

       Current Assets:
              Cash, Cash Equivalents and
                Short Term Investments                             $12,914,728         $16,184,319
              Accounts Receivable, Net                               1,209,658             551,316
              Inventories                                              412,663             409,266
              Prepaid Expenses and Other                               548,681             534,653
       -------------------------------------------------------------------------------------------

                     Total Current Assets                           15,085,730          17,679,554
       -------------------------------------------------------------------------------------------

       Property and Equipment, Net                                     812,219           1,060,193
       Noncurrent Assets                                             2,148,838           1,944,784
       -------------------------------------------------------------------------------------------

                          Total Assets                             $18,046,787         $20,684,531
       ===========================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

       Current Liabilities:
              Accounts Payable                                         827,123             786,344
              Accrued Expenses                                       1,544,446           1,812,508
       -------------------------------------------------------------------------------------------

                     Total Current Liabilities                       2,371,569           2,598,852
       -------------------------------------------------------------------------------------------

       Collaborator Advance                                            500,000             500,000

       Stockholders' Equity:
              Class B Preferred Stock, $2 par Value; 1,163,102
                  Shares Authorized; None Outstanding                   -                   -
              Class C Preferred Stock, $.01 Par Value; 3,000,000
                  Shares Authorized; None Outstanding                   -                   -
              Common Stock, $.001 Par Value; 50,000,000
                  Shares Authorized; 17,054,222
                  Shares Issued and Outstanding                         17,054              17,054
              Additional Paid-in Capital                            55,726,143          55,726,143
              Less: 16,323 Common Treasury Shares at Cost              (76,931)            (76,931)
              Accumulated Deficit                                  (40,491,048)        (38,080,587)
       -------------------------------------------------------------------------------------------

                     Total Stockholders' Equity                     15,175,218          17,585,679
       -------------------------------------------------------------------------------------------

                          Total Liabilities and
                           Stockholders' Equity                    $18,046,787         $20,684,531
       ===========================================================================================

       See accompanying notes to financial statements.


         T CELL SCIENCES, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31,
                                                               1995            1994
========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                             ($2,410,461)        ($1,936,893)
    Depreciation and Amortization                            164,066             197,454
    Net Change in Current Assests
      and Liabilities                                       (903,050)           (227,805)
- ----------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                     (3,149,445)         (1,967,244)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of Prop. & Equip.                             (1,625)           (155,172)
    Disposal of Equipment, net                               134,353              -
    Increase in Patents and Other Assets                    (252,874)            (25,756)
    Sale of Short Term Investments                         8,589,391           1,071,200
    Purchase of Short Term Investments                       (49,725)           (336,105)
- ----------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities           8,419,520             554,167

CASH FROM FINANCING ACTIVITIES:

    Proceeds from Exercise of Stock Options                        0               7,931
- ----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          0               7,931

- ----------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents           5,270,075          (1,405,146)

Cash and Cash Equivalents at Beginning of Period           7,644,653           5,151,419
- ----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $12,914,728          $3,746,273
========================================================================================

CASH, CASH EQUIVALENTS AND SHORT TERM
INVESTMENTS AT END OF PERIOD                             $12,914,728         $25,492,234
========================================================================================

         See accompanying notes to financial statements.



                                         T CELL SCIENCES, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            MARCH 31, 1995
                                            --------------

(1)  Nature of Business
     ------------------

      T Cell Sciences, Inc. (the "Company"), was incorporated in the State of Delaware on December 9, 1983, and is utilizing proprietary complement inhibitor and T cell receptor technology to develop pharmaceutical products to treat diseases of inflammation and autoimmunity. T Cell Diagnostics, Inc. ("TCD"), a wholly-owned subsidiary of the Company, develops, manufactures and markets innovative preclinical reagents and immune monitoring products.

      The consolidated financial statements include the accounts of the Company and T Cell Diagnostics.

(2)  Interim Financial Statements
     ----------------------------

      The accompanying financial statements for the three month periods ended March 31, 1995 and 1994 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles for interim reporting information and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial positions as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994, and the cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the interim period ended March 31, 1995 are not necessarily indicative of results for any future interim period or for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report(Form 10-K) for the fiscal year ended December 31, 1994.


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

      The Company reported a consolidated net loss of $2,410,461 ($.14 per share) for the three month period ended March 31, 1995, compared with

$1,936,8893 ($.11 per share) for the first quarter of 1994. The increased loss is the result of lower product development revenue, and a decline in product sales, offset by reduced expenses resulting from cost containment programs implemented during the latter part of 1994, limiting discretionary spending in all functional areas. In February 1995, the Company and SmithKline Beecham agreed to a mutual termination of their agreement, for sCR1. The Company now has all worldwide development, manufacturing and marketing rights for sCR1 the Company's lead therapeutic product candidate, subject to a continuing agreement covering Japan between the Company, SmithKline Beecham and Yamanouchi Pharmaceutical Co., Ltd. During the first quarter of 1995, the Company continued its phase I clinical trial for sCR1 in patients at risk of developing adult respiratory distress syndrome ("ARDS") which was started in September 1994. In March 1995, the Company initiated a second phase I clinical trial for sCR1 for reperfusion injury following heart attacks.

      Collaborative product development revenue of $588,676 decreased approximately 56% from product development revenue reported in the same quarter of 1994. The decrease is mainly the result of lower revenue from the Company's collaborative partner Astra AB, ("Astra") as a result of Astra assuming more responsibility for the development of T cell receptor monoclonal antibody candidates in accordance with the amended and restated agreement of December 1993. In addition, first quarter 1994 revenue included an execution fee associated with the distribution agreement with INCSTAR Corporation. During the first quarter of 1995, both parties mutually agreed to terminate that agreement without any future financial obligations.

      Product sales revenue of $608,080 decreased approximately 34% from $917,024 in the prior year. The significant decrease in product sales is the result of increased competition, particularly in the international market.
The Company is improving strategic focus, evaluating existing distribution channels and implementing aggressive advertising and promotion programs along with introducing new products and quality enhancements to existing products, with the goal of increasing sales in future quarters. Gross margin for the first quarter 1995 was 25% versus 47% for the comparable 1994 period. The decrease is the result of the inefficiencies of producing at lower volumes.

      Interest income amounted to $229,376 for the three month period ended March 31, 1995, compared with $391,577 for the comparative prior, representing a decrease of approximately 41%. The decrease is the result of lower cash balances during 1995.

      Research and development expense decreased approximately 23% to $2,025,355 for the three months ended March 31, 1995, from $2,613,781 for the comparable period in 1994. In addition to discretionary spending controls in place during 1995, the decrease reflects costs incurred during the first quarter of 1994 associated with the supplemental clinical trials conducted with TRAx [registered trademark] CD4.

      General and administrative expense decreased $69,464 or approximately 6% from the first quarter of 1994, and sales and marketing expense decreased 20% from $367,230. Reorganization of responsibilities and discretionary cost containment programs implemented during 1994 have contributed to the decrease in expense in these administrative areas.

      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

      The Company had cash and cash equivalents of approximately $12.9 million as of March 31, 1995. During 1994, the Company entered into a lease agreement to lease up to $2 million of equipment over a five year period. As of March 31, 1995, $890,840 had been drawn against the lease and the Company intends to draw against this lease during 1995 to meet its capital requirements. The Company believes its current cash and cash equivalents combined with anticipated net cash provided by operations, should be sufficient to meet the Company's cash requirements for operations through 1996. The Company will consider additional sources of funding and capital when available and appropriate.


PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:
         ------------------

      There have been no significant developments or changes from the litigation reported in the Company's 1994 Annual Report on Form 10K.


ITEM 2. THROUGH ITEM 5. NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K:
         --------------------------------

      The Company filed a Form 8-K, dated April 7, 1995, reporting the termination agreement dated April 7, 1995, between the Company and SmithKline Beecham. Under the termination agreement, the Company regained all patent and technology rights previously granted to SmithKline Beecham for sCR1 in all countries of the world except Japan and received an exclusive license to SmithKline Beecham's patent and technology rights for sCR1. In addition, the Company will receive a supply of finished sCR1. Thereafter, the Company and SmithKline Beecham will have no further obligations, financial or otherwise, to each other, related to this agreement.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      T CELL SCIENCES, INC.


Dated:  May 15, 1995                                  BY: /s/Alan W. Tuck
                                                          -----------------
                                                          President & Chief
                                                          Executive Officer