Form 10-Q
period 1995-06-30
T CELL SCIENCES INC
filed 1995-08-15
CIK 744218

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.
          --------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________.

                       Commission file number:  0-15006

                            T CELL SCIENCES, INC.
              (Exact name of registrant as specified in charter)

            Delaware                          No. 13-3191702
     (State of Incorporation)       (I.R.S Employer Identification No.)

             115 Fourth Avenue, Needham, Massachusetts 02194-2725
             (Address of principal executive offices)  (Zip code)

                                (617) 433-0771
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes X  No    .
                                                              ----  ----

                                           Class               Outstanding as of
                                           -----                  August 9, 1995
                                                                  --------------
                                 Common Stock, par value $.001        17,068,507


                              T CELL SCIENCES, INC.
                                TABLE OF CONTENTS
                                  JUNE 30, 1995
                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------
Consolidated Balance Sheets -- June 30, 1995 and
     December 31, 1994..........................................       3

Consolidated Statements of Operations --
     Six months ended June 30, 1995 and 1994....................       4
     Quarters ended June 30, 1995 and 1994......................       5

Consolidated Statements of Cash Flows --
     Six months ended June 30, 1995 and 1994....................       6

Notes to Consolidated Financial Statements......................       7

Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................       8


PART II -- OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings.....................................      12

Item 4.   Submission of Matters to a Vote of
          Security Holders .....................................      12

Item 5.   Other Information.....................................      13

Item 6.   Exhibits and Reports on Form 8-K
     A.   Exhibits..............................................      13
     B.   Reports on Form 8-K...................................      13

Signatures......................................................      15


PART I.   FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
       -------------------------

T CELL SCIENCES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1995 AND DECEMBER 31, 1994
                                                                JUNE 30,           December 31,
                                                                  1995                1994
------------------------------------------------------------------------------------------------
                                                                                    (Audited)
ASSETS

Current Assets:
   Cash, Cash Equivalents and Short Term Investments          $ 10,465,083         $ 16,184,319
   Accounts Receivable, Net                                        386,181              551,316
   Inventories                                                     492,854              409,266
   Prepaid Expenses and Other                                      623,867              534,653
------------------------------------------------------------------------------------------------

      Total Current Assets                                      11,967,985           17,679,554
------------------------------------------------------------------------------------------------

Property and Equipment, Net                                        762,151            1,060,193
Noncurrent Assets                                                2,210,970            1,944,784
------------------------------------------------------------------------------------------------

        Total Assets                                          $ 14,941,106         $ 20,684,531
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                           $  1,074,978         $    786,344
   Accrued Expenses                                                952,486            1,812,508
   Deferred Revenue                                                117,861                    -
------------------------------------------------------------------------------------------------

      Total Current Liabilities                                  2,145,325            2,598,852
------------------------------------------------------------------------------------------------

Collaborator Advance                                               181,573              500,000

Stockholders' Equity:
   Class B preferred stock, $2 Par Value;
      1,163,102 Shares Authorized                                        -                    -
   Class C preferred stock, $.01 Par Value;
      3,000,000 Shares Authorized                                        -                    -
   Common Stock, $.001 Par Value; 50,000,000 Shares
      Authorized; 17,056,972 and 17,054,222 Shares                  17,057               17,054
      Issued and Outstanding
    Additional Paid-in Capital                                  55,712,902           55,726,143
    Less: 8,446 and 16,323 Common Treasury Shares at Cost          (39,830)             (76,931)
    Accumulated Deficit                                        (43,075,921)         (38,080,587)
------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                12,614,208           17,585,679
------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity            $ 14,941,106         $ 20,684,531
------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

T CELL SCIENCES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                      JUNE 30,            June 30,
                                                        1995                1994
------------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements        $ 1,136,616         $ 2,785,000
Product Sales                                         1,237,483           1,725,112
------------------------------------------------------------------------------------

   Total Operating Revenue                            2,374,099           4,510,112
------------------------------------------------------------------------------------

OPERATING EXPENSES:

Cost of Product Sales                                   972,207           1,037,856
Research and Development                              3,993,600           5,122,779
General and Administrative                            2,047,311           2,441,267
Marketing and Sales                                     737,380             800,626
------------------------------------------------------------------------------------

   Total Operating Expenses                           7,750,498           9,402,528
------------------------------------------------------------------------------------

Operating Loss                                       (5,376,399)         (4,892,416)

Interest Income, Net                                    381,065             676,947
------------------------------------------------------------------------------------

NET LOSS                                            $(4,995,334)        $(4,215,469}
------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                           $     (0.29)        $     (0.25)
------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding           17,054,953          17,052,652
------------------------------------------------------------------------------------

See accompanying notes to financial statements

T CELL SCIENCES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994
                                                          JUNE 30,           June 30,
                                                            1995               1994
--------------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements            $   547,940       $ 1,435,637
Product Sales                                               629,403           808,088
--------------------------------------------------------------------------------------

    Total Operating Revenue                               1,177,343         2,243,725
--------------------------------------------------------------------------------------

OPERATING EXPENSES:

Cost of Product Sales                                       467,662           552,846
Research and Development                                  2,013,800         2,508,998
General and Administrative                                  987,939         1,312,431
Marketing and Sales                                         444,504           433,396
--------------------------------------------------------------------------------------

    Total Operating Expenses                              3,913,905         4,807,671
--------------------------------------------------------------------------------------

Operating Loss                                           (2,736,562)       (2,563,946)

Interest Income, Net                                        151,689           285,370
--------------------------------------------------------------------------------------

NET LOSS                                                $(2,584,873)      $(2,278,576)
--------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                               $     (0.15)      $     (0.13)
--------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding               17,055,686        17,054,144
--------------------------------------------------------------------------------------

See accompanying notes to financial statements

T CELL SCIENCES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                                     JUNE 30,            June 30,
                                                                      1995                1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                        $(4,995,334)        $(4,215,469)
   Adjustments to Reconcile Net Loss to Net Cash
        Used by Operating Activities:
             Depreciation and Amortization                             291,026             398,506

   Net Change in Current Assets and Total Liabilities                 (779,621)           (570,480)
---------------------------------------------------------------------------------------------------

   Net Cash Used by Operating Activities                            (5,483,929)         (4,387,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Property and Equipment                                (6,945)           (705,253)
   Sale of Equipment, Net                                              106,961
   Increase in Patents and Other Noncurrent Assets                    (359,186)           (136,542)
   Redemption of Short Term Investments                              8,539,666           2,342,970
   Purchase of Short Term Investments                                        -            (661,828)
---------------------------------------------------------------------------------------------------

   Net Cash Provided by Investing Activities                         8,280,496             839,347

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Stock                                                        16,739                   -
   Proceeds from Exercise of Stock Options                               7,124              13,306
---------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                               23,863              13,306
---------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                     2,820,430          (3,534,790)

Cash and Cash Equivalents at Beginning of Period                     7,644,653           5,151,419
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $10,465,083         $ 1,616,629
---------------------------------------------------------------------------------------------------

CASH, CASH EQUIVALENTS AND SHORT TERM
   INVESTMENTS AT END OF PERIOD                                    $10,465,083         $21,849,014
---------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                             T CELL SCIENCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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

     The consolidated financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2) INTERIM FINANCIAL STATEMENTS
    ----------------------------

     The accompanying financial statements for the three and six month periods ended June 30, 1995 and 1994 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles for interim reporting information and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 1995 and December 31, 1994, the results of operations for the three and six month periods ended June 30, 1995 and 1994, and the cash flows for the six month periods ended June 30, 1995 and 1994. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of results for any future interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3) LITIGATION
    ----------

     In December 1994, the Company filed a lawsuit against the landlord of its former Cambridge, Massachusetts headquarters for damages it has incurred as a result of the forced evacuation and relocation of its operations due to air quality problems. The defendants in this lawsuit have counterclaimed alleging that the Company has breached its lease obligations. The Company believes that losses arising from the counterclaims are not probable and therefore, no amounts have been recorded in the financial statements. The Company's insurance carrier has agreed to reimburse the Company for certain legal expenses associated with defense of certain of the counterclaims. In July 1995 the bank holding a mortgage on the building containing the Company's former facilities filed a lawsuit against the Company to collect rents it alleges are due to the bank, instead of the landlord, as a result of an agreement pertaining to the financing of the initial build-out of the facilities in 1987. The Company has filed a motion, which is pending, to dismiss this lawsuit.

     The Company brought suit in July 1995 against its insurance carrier, Chubb & Son, Inc., and the policy underwriter, Federal Insurance Company, for a judgment that the Company is entitled to insurance coverage for its property and business interruption losses incurred as a result of the forced evacuation and relocation.

     See Part II., Item 1. --  Legal Proceedings.

(4) SUBSEQUENT EVENTS
    -----------------

     In August 1994, the Company entered into a five year agreement which allows it to lease up to $2,000,000 in machinery, equipment and leasehold improvements. The lease arrangement requires that the Company maintain certain restrictive covenants, including maintaining cash, cash equivalents and short term investment balances of not less than $10,000,000 and certain financial ratios. During July 1995 the Company's cash balance fell below the minimum covenant requirement. As a result, cash collateral will be reserved for amounts outstanding on the lease until the restrictions are met. At June 30, 1995 $1,568,000 had been drawn against the lease. The Company intends to continue to draw against the lease during 1995 to meet its capital requirements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

RESULTS OF  OPERATIONS
     The Company reported a consolidated net loss of $2,584,873 or $.15 per share for the quarter ended June 30, 1995, compared with a net loss of $2,278,576 or $.13 per share for the second quarter ended June 30, 1994. For the six months ended June 30, 1995, the Company reported a consolidated net loss of $4,995,334 or $.29 per share, compared with a net loss of $4,215,469 or $.25 per share for the six months ended June 30, 1994. The increased loss for the quarter ended June 30, 1995 compared to the same period last year was primarily the result of lower product development revenue and a decline in product sales partially offset by reduced expenses in all functional areas except marketing and sales which increased due to expenses associated with the launch of TRAx[Registered] CD4.

     Product development revenue decreased 62% or $887,697 to $547,940 for the quarter ended June 30, 1995 compared to the same quarter last year. For the six months ended June 30, 1995 product development revenue decreased 59% to $1,136,616 compared to $2,785,000 for the same period last year. The decrease for the quarter ended June 30, 1995 is primarily the result of anticipated lower revenue from the Company's collaborative partner, Astra AB, in accordance with the Amended and Restated Product Development and Distribution Agreement ("the Agreement") of December 1993. Included in product development revenue for the quarter ended June 30, 1995 is the reduction of an advance from Astra AB for the construction of laboratory facilities at the Company's former headquarters which were evacuated during June 1994 due to air quality problems (see part II., item 1.). The collaborator advance liability has been reduced by $318,427 to $181,573 based on the Agreement and management's assessment of the Company's obligations within the agreement. For the quarter ended June 30, 1994 product development revenue reflected a milestone payment from Yamanouchi Pharmaceuticals Co., Ltd. for services performed under the TRAx[Registered] product marketing agreement. For the six months ended June 30, 1995 the decrease in product development is primarily the result of a 46% decrease in revenue from Astra AB compared to the same period last year, coupled with a signing fee associated with the former distribution agreement with INCSTAR Corporation in the first quarter of 1994 and the milestone payment received from Yamanouchi Pharmaceuticals Co., Ltd. in the second quarter of 1994.

     Product sales revenue of $629,403 for the quarter ended June 30, 1995 decreased 22% compared to the same period last year. For the six months ended June 30, 1995 product sales revenue decreased 28% to $1,237,483 compared to $1,725,112 for the comparable period last year. The decrease in product sales for the quarter and six months ended June 30, 1995 is primarily attributable to increased competition with resulting price and volume erosion on certain products and continued weakness in the international diagnostic product market. In May 1995 the Company received clearance from the U.S. Food and Drug Administration to market the TRAx[Registered] CD4 test kit. The TRAx[Registered] CD4 test kit is an in vitro diagnostic test kit which provides a method for enumerating CD4 T cells, a type of white blood cell monitored by physicians treating patients infected with HIV. The Company launched the TRAx[Registered] CD4 test kit in the U.S. during the second quarter through a direct sales effort with the first customer shipment in July 1995.

     Gross margins decreased to 25.7% for the quarter ended June 30, 1995 compared to 31.6% for the quarter ended June 30, 1994. For the six months ended June 30, 1995 gross margin was 21.4% compared to 39.8% for the same period last year. The decrease for the quarter and six months is primarily due to inefficiencies of producing at lower volumes.

     Research and development expenses decreased $495,198 or 20% for the quarter ended June 30, 1995 compared to the same period last year. The decrease is primarily attributable to the Company's cost containment programs implemented during the latter part of 1994, partially offset by costs associated with two phase I clinical trials evaluating the use of TP10, (soluble complement receptor type 1). The first phase I clinical trial began in the latter part of 1994 in patients at risk of developing adult respiratory distress syndrome. A second phase I clinical trial to evaluate the use of TP10 in reperfusion injury following heart attack was initiated during the second quarter of 1995. For the six months ended June 30, 1995 research and development expenses were $3,993,600 compared to $5,122,779 for the same period last year. The decrease is primarily attributable to the Company's cost containment program combined with additional costs incurred in the first quarter of 1994 relating to the supplemental clinical trial conducted for TRAx[Registered] CD4, partially offset by costs associated with the phase I clinical trials evaluating the use of TP10.

     General and administrative expenses decreased to $987,939 and $2,047,311 for the quarter and six months ended June 30, 1995, respectively, from $1,312,431 and $2,441,267 for the comparable period last year. Reorganization of responsibilities and discretionary cost containment programs implemented during 1994 and continued in 1995 have contributed to the decrease in expense in these administrative areas.

     The operating loss increased 7% to $2,736,562 for the quarter ended June 30, 1995 from $2,563,948 for the quarter ended June 30, 1994. For the six months ended June 30, 1995 the operating loss was $5,376,399, a 10% increase compared to $4,892,418 for the prior year. In July 1995, the Company implemented a restructuring program across all functional areas to reduce expenses and cash consumption and to improve manufacturing and associated skills and capabilities. The Company expects the restructuring program to significantly reduce expenses and result in restructuring related expenses in the third quarter of 1995 of approximately $250,000.

     Interest income decreased 47% to $151,689 for the quarter ended June 30, 1995 compared with $285,370 for the quarter ended June 30, 1994. For the six months ended June 30, 1995 interest income was $381,065 compared to $676,947 in the prior year. The decrease is the result of lower cash balances during the quarter and six month period ended June 30, 1994 compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES
     The Company had cash, cash equivalents and short term investments of approximately $10,465,000 at June 30, 1995. The balance decreased
$5,719,000 from $16,184,000 at December 31, 1994 and $11,384,000 from
$21,849,000 at June 30, 1994. The decrease from December 31, 1994 is primarily due to the net operating loss of $4,995,000 for the six months ended June 30, 1995. The decrease from June 30, 1994 is primarily due to the net operating loss for the twelve month period ended June 30, 1995 which included property and business interruption losses associated with the air quality problems and subsequent forced evacuation of the Company's former headquarters during the latter half of 1994. The Company has filed suit against its insurance carrier and the policy underwriter for a coverage decision on these losses (see part II., item 1.). Also included were realized losses from maturities and other sales of securities incurred in the second half of 1994.

     The Company has no long-term debt. During 1994, the Company entered into an operating lease agreement with a five year term to lease up to $2 million of equipment. The lease arrangement requires that the Company maintain certain restrictive covenants, including maintaining cash, cash equivalents and short term investment balances of not less than $10,000,000 and certain financial ratios. During July 1995 the Company's cash balance fell below the minimum covenant requirement. As a result, cash collateral will be reserved for amounts outstanding on the lease until the restrictions are met. At June 30, 1995 $1,568,000 had been drawn against the lease. The Company intends to continue to draw against the lease during 1995 to meet its capital requirements.

     The Company believes its current cash, cash equivalents and short term investments combined with anticipated net cash provided by operations will be adequate to meet the Company's cash requirements for operations into 1996 and the Company is considering additional sources of funding through collaborative arrangements, capital financing and other avenues to meet cash requirements through 1996 and into the future.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:
         ------------------

     In connection with the Company's air quality problems which caused skin and respiratory irritations to a large number of its employees, the Company is now a party to several lawsuits. As discussed in the Company's Annual Report on Form 10-K, the Company filed a lawsuit in December 1994 against the landlord of its former Cambridge, Massachusetts headquarters for damages it has incurred as a result of the forced evacuation and relocation of its operations. The defendants in this lawsuit have counterclaimed alleging that the Company has breached its lease obligations. This lawsuit is in the discovery stages and the Company continues to believe that it will be successful in its claims and defenses. In July 1995 the bank holding a mortgage on the building in which the Company's former facilities were located filed a lawsuit against the Company to collect rents it alleges are due to the bank, instead of the landlord, as a result of an agreement pertaining to the financing of the initial build-out of the former facilities in 1987. The Company has filed a motion, which is pending, to dismiss this lawsuit.

     As reported in the Company's Annual Report of Form 10-K, the Company filed a claim with its insurance carrier, Chubb & Son, Inc. ("Chubb"), for property and business interruption losses it has incurred as a result of the air quality problem and evacuation and relocation of all of its operations. Despite repeated attempts by the Company to obtain an insurance recovery for its covered losses, Chubb has failed to either cover any of the losses or formally deny the claims. As a result, the Company brought suit in July 1995 against Chubb and the policy underwriter, Federal Insurance Company, which claims that the Company is entitled to insurance coverage and that the defendants have engaged in unfair and deceptive practices and which seeks judgment for its losses and treble damages. This lawsuit is in the preliminary stages.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On May 18, 1995 the Company held its Annual Meeting of Stockholders at which the voters elected six directors to its Board of Directors. Although his name had been submitted for nomination as Director, Mr. Ronald M. Urvater retired from the Board of Directors effective May 1995.

     At the Company's Annual Meeting of Stockholders, the following were elected to the Board of Directors:
                                            For    Withhold Authority
                                            ---    ------------------
          James D. Grant                11,486,323     192,871
          Patrick C. Kung               11,484,923     194,271
          Alan W. Tuck                  11,484,423     194,771
          John P. Munson                11,486,213     192,981
          John Simon                    11,484,923     194,271
          Thomas R. Ostermueller        11,481,823     197,371

     The number of shares issued, outstanding and eligible to vote as of the record date of March 24, 1995 were 17,037,899. Quorum was 11,679,194 shares represented by 307 proxies or 68.5% of the eligible voting shares tabulated.


ITEM 5.  OTHER INFORMATION:
         ------------------

     On June 7, 1995 the Company announced the formation of Global Pharma Ltd., a Bermuda company, whose purpose is to expand and extend the uses and markets for Chinese government approved ethical pharmaceuticals within China and to select and acquire unrecognized Chinese pharmaceuticals for development in other markets of the world. Patrick Kung, Ph.D., T Cell Sciences' scientific founder and Vice Chairman is President and Chairman of Global Pharma. Global Pharma completed its first round of financing in September 1994 with several private investors and established a joint venture in China which began operations in February 1995. The Company now owns a minority position in Global Pharma.

     On July 6, 1995 the Company announced the completion of patient accrual in its phase I clinical trial evaluating the use of TP10, the product name for soluble complement receptor 1, in adult respiratory distress syndrome ("ARDS"). Trial results will be summarized during the American Association of Chest Physicians Meeting in late October 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

A. EXHIBITS
     10.9 Master Equipment Lease Agreement        page 16
          Fleet Credit Corporation, Lessor

B. REPORTS ON FORM 8-K

     During the second quarter of 1995 the Company filed a Form 8-K, dated
May 18, 1995, reporting that it's subsidiary, T Cell Diagnostics, Inc., received clearance from the U.S. Food and Drug Administration to market the TRAx[Registered] CD4 test kit. The TRAx[Registered] CD4 test kit is an in vitro diagnostic test kit which provides a method for enumerating CD4 T cells, a type of white blood cell monitored by physicians treating patients infected with HIV.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                T CELL SCIENCES, INC.

                                                 BY:  /s/Alan W. Tuck
                                                     -----------------
                                                     President & Chief
                                                     Executive Officer