Form 10-Q
period 1995-09-30
T CELL SCIENCES INC
filed 1995-11-14
CIK 744218

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


               [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       OF 1934 FOR THE QUARTERLY PERIOD ENDED
                       SEPTEMBER 30, 1995.
                       ------------------
                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ________________.

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
                            ---  ---

                                   Class                       Outstanding as of
                                   -----                       November 9, 1995
                                                               -----------------
                        Common Stock, par value $.001              19,692,890

                             T CELL SCIENCES, INC.
                               TABLE OF CONTENTS
                               SEPTEMBER 30, 1995

                                                                                                                     Page
                                                                                                                     ----
                     PART I - FINANCIAL INFORMATION
                     ------------------------------
                     Consolidated Balance Sheets --
                              September 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .   3

                     Consolidated Statements of Operations --
                              Nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .   4
                              Quarters ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .   5

                     Consolidated Statements of Cash Flows --
                              Nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .   6

                     Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   7

                     Management's Discussion and Analysis of Financial Condition and Results of
                              Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


                     PART II   OTHER INFORMATION
                     ---------------------------

                     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                     Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                     Item 6.  Exhibits and Reports on Form 8-K
                              A.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                              B.  Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

T CELL SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                        SEPTEMBER 30,     December 31,
                                                                             1995             1994
----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash, Cash Equivalents and Short Term Investments                    $6,230,896      $   16,184,319
     Accounts Receivable, Net                                                404,566             551,316
     Inventories                                                             521,969             409,266
     Prepaid Expenses and Other                                              578,059             534,653
----------------------------------------------------------------------------------------------------------

         Total Current Assets                                               7,735,490         17,679,554

Property and Equipment, Net                                                 1,295,781          1,060,193
Other Noncurrent Assets                                                     2,641,288          1,944,784
----------------------------------------------------------------------------------------------------------
         Total Assets                                                     $11,672,559        $20,684,531
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS  EQUITY
Current Liabilities:
     Accounts Payable                                                     $   833,579           $786,344
     Accrued Expenses                                                         994,752          1,812,508
----------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                          1,828,331          2,598,852
----------------------------------------------------------------------------------------------------------

Collaborator Advance                                                          181,573            500,000
----------------------------------------------------------------------------------------------------------

Stockholders'  Equity:
     Class B preferred stock, $2 Par Value;
         1,163,102 Shares Authorized                                                -                  -
     Class C preferred stock, $.01 Par Value;
         3,000,000 Shares Authorized                                                -                  -
     Common Stock, $.001 Par Value; 50,000,000 Shares
         Authorized; 17,112,002 and 17,054,222 Shares
         Issued and Outstanding                                                17,112             17,054
     Additional Paid-in Capital                                            55,866,408         55,726,143
     Less:  8,446 and 16,323 Common Treasury Shares at Cost                   (39,830)           (76,931)
     Accumulated Deficit                                                  (46,181,035)       (38,080,587)
----------------------------------------------------------------------------------------------------------

         Total Stockholders'  Equity                                        9,662,655         17,585,679
----------------------------------------------------------------------------------------------------------

         Total Liabilities and Stockholders' Equity                       $11,672,559        $20,684,531
----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

T CELL SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                         SEPTEMBER 30,        September 30,
                                                                             1995                 1994
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements                              $ 1,329,428           $ 3,643,044
Product Sales                                                               1,820,043             2,385,529
-------------------------------------------------------------------------------------------------------------

        Total Operating Revenue                                             3,149,471             6,028,573
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                                       1,448,529             1,518,498
Research and Development                                                    5,994,478             7,326,840
General and Administrative                                                  2,999,578             3,370,659
Marketing and Sales                                                         1,208,218             1,148,493
Facility Relocation                                                            85,132               706,300
-------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                           11,735,935            14,070,790
-------------------------------------------------------------------------------------------------------------

Operating Loss                                                             (8,586,464)           (8,042,217)

Interest Income, Net                                                          486,016               869,081
-------------------------------------------------------------------------------------------------------------

Net Loss                                                                  $(8,100,448)          $(7,173,136)
-------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share                                                 $     (0.47)          $     (0.42)
-------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding                                 17,066,026            17,053,181
-------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

T CELL SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                        SEPTEMBER 30,  September 30,
                                                                            1995            1994
-----------------------------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements                              $   192,812   $   858,044
Product Sales                                                                 582,560       660,417
-----------------------------------------------------------------------------------------------------

        Total Operating Revenue                                               775,372     1,518,461
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                                         476,322       489,631
Research and Development                                                    2,000,878     2,246,599
General and Administrative                                                    952,267       966,076
Marketing and Sales                                                           470,838       372,918
Facility Relocation                                                            85,132       593,038
-----------------------------------------------------------------------------------------------------

        Total Operating Expenses                                            3,985,437     4,668,262
-----------------------------------------------------------------------------------------------------

Operating Loss                                                             (3,210,065)   (3,149,801)

Interest Income, Net                                                          104,951       192,134
-----------------------------------------------------------------------------------------------------
Net Loss                                                                  $(3,105,114)  $(2,957,667)
-----------------------------------------------------------------------------------------------------
Net Loss Per Common Share                                                 $     (0.18)  $     (0.17)
-----------------------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding                                 17,087,800    17,054,222
-----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

T CELL SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                        SEPTEMBER 30,     September 30,
                                                                            1995               1994
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                             $(8,100,448)     $(7,173,136)
     Adjustments to Reconcile Net Loss to Net Cash
         Used by Operating Activities:
             Depreciation and Amortization                                    402,172          644,787

     Net Change in Current Assets and Total Liabilities                    (1,098,307)         159,135
--------------------------------------------------------------------------------------------------------
     Net Cash Used by Operating Activities                                 (8,796,583)      (6,369,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                   (686,783)        (848,918)
     Sales of Equipment, Net                                                  108,059                -
     Increase in Patents and Other Noncurrent Assets                         (755,540)        (288,320)
     Redemption of Short Term Investments                                   8,539,666        4,370,606
     Purchase of Short Term Investments                                             -         (952,227)
--------------------------------------------------------------------------------------------------------

     Net Cash Provided by Investing Activities                              7,205,402        2,281,141

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of Stock                                                             16,739                -
     Proceeds from Exercise of Stock Options                                  160,685           13,306
--------------------------------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities                                177,424           13,306
--------------------------------------------------------------------------------------------------------

Increase(Decrease) in Cash and Cash Equivalents                            (1,413,757)      (4,074,767)

Cash and Cash Equivalents at Beginning of Period                            7,644,653        5,151,419
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $6,230,896      $ 1,076,652
--------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                             T CELL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, JUNE 30, 1995


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

(2) INTERIM FINANCIAL STATEMENTS
    ----------------------------

         The accompanying financial statements for the three and nine month periods ended September
30, 1995 and 1994 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles for interim reporting information and with the instructions to Form
10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at September 30, 1995 and December 31, 1994, the results of operations for the three and nine month periods ended September 30, 1995 and 1994, and the cash flows for the nine month periods ended September 30, 1995 and 1994. The results of operations for the three and nine month periods ended
September 30, 1995 are not necessarily indicative of results for any future interim period or for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's
Annual Report on Form 10-K for the year ended December 31,
1994.

(3) LITIGATION
--------------

         In December 1994, the Company filed a lawsuit against the landlord of its former Cambridge, Massachusetts headquarters for damages it has incurred as a result of the forced evacuation and relocation of its operations due to air quality problems. The defendants in this lawsuit have counterclaimed alleging that the Company has breached its lease obligations. The
Company believes that losses arising from the counterclaims are not probable and therefore, no amounts have been recorded in the financial statements. The
Company's insurance carrier has agreed to reimburse the Company for certain legal expenses associated with defense of certain of the counterclaims. In July 1995 the bank holding a mortgage on the building containing the Company's former facilities filed a lawsuit in a different state court against the Company to collect rents it alleges are due to the bank, instead of the landlord, as a result of an agreement pertaining to the financing of the initial build-out of the facilities in 1987. Although this lawsuit is still pending, the Company is proceeding with a motion to have the two lawsuits consolidated. See Part II.,
Item 1. -- Legal Proceedings.

         The Company brought suit in July 1995 against its insurance carrier and the policy underwriter for a judgment that the Company is entitled to insurance coverage for its property and business interruption losses incurred as a result of the forced evacuation and relocation. This lawsuit has been dismissed as a result of a November 8, 1995 settlement agreement. See Item 2. --
Liquidity and Capital Resources.

(4) EQUIPMENT OPERATING LEASE
    -------------------------

         During 1994, the Company entered into an operating lease agreement with a five year term to lease up to $2 million of equipment. At September 30, 1995 the Company had approximately $1,680,000 outstanding on the lease. The lease requires the Company to maintain certain minimum financial covenants, determined as of the end of each fiscal quarter, including cash, cash equivalents and short term investment balances of not less than $10,000,000 and certain financial ratios. At September
30, 1995 the Company's cash, cash equivalents and short term investment balances were below the minimum covenant requirement. In accordance with the terms of the lease agreement, in November 1995, the Company pledged as collateral to the lessor the cash amount equal to the amount outstanding on the lease (see Exhibit 10.0).



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

                     RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER
ENDED SEPTEMBER 30, 1994 -- The Company reported a consolidated net loss of $3,105,114 or $.18 per share for the quarter ended September 30, 1995, compared with a net loss of $2,957,667 or $.17 per share for the quarter ended September 30, 1994. Anticipated lower product development revenue and a decline in product sales, partially offset by reduced expenses, primarily contributed to the increased loss for the quarter compared to last year. In July 1995, the Company implemented a cost containment program across all functional areas to reduce expenses and restructure its manufacturing and associated skills and capabilities. The Company recognized a charge of approximately $250,000 related to the restructuring in the third quarter of 1995. Results of the third quarter of 1994 include $593,038 of incremental expenses for the relocation of the Company's operations from its Cambridge, Massachusetts facility.

        Product development revenue decreased 77.5% or $665,232 to $192,812 for the quarter ended September 30, 1995 compared to the same quarter last year. The decrease for the quarter ended September 30, 1995 is primarily the result of anticipated lower revenue from the Company's collaborative partner, Astra AB, in accordance with the Amended and Restated
Product Development and Distribution Agreement of December 1993. Product sales revenue was $582,560 for the quarter ended
September 30, 1995 reflecting an 11.8% decrease compared to the same period last year. The decrease in product sales for the quarter ended September 30, 1995 is primarily attributable to a shift in sales focus to the launch of TRAx CD4 and increased competition in preclinical products and continued weakness in the international diagnostic product market. The Company received clearance from the U.S. Food and Drug Administration to market the TRAx CD4 test kit in May 1995.

         Gross margins decreased to 18.2% for the quarter ended
September 30, 1995 compared to 25.9% for the quarter ended
September 30, 1994. The decrease for the quarter is primarily due to the inefficiences of producing at lower volumes.

         Research and development expenses decreased $245,721 or 10.9% for the quarter ended September 30, 1995 compared to the same period last year. The decrease is primarily attributable to the aggressive cost containment programs implemented during the latter part of 1994 combined with an additional cost containment and restructuring program implemented in July 1995. Anticipated increased costs associated with phase I clinical trials evaluating the use of TP10, the product name for soluble complement receptor type 1 (sCR1), partially offset the effects of the Company's restructuring and cost containment programs.

         General and administrative expenses decreased to $952,267 for the quarter ended September 30, 1995 from $966,076 for the comparable period last year. Reorganization of responsibilities and cost containment programs implemented during 1994 and continued in 1995 have contributed to the decrease in administrative expense.

         Marketing and sales expenses for the third quarter increased 26.3% compared to last year. The increase is primarily due to the direct marketing and sales campaign to launch the TRAx CD4 test kit.

         Facility relocation expenses for the third quarter of 1994 represent unusual operating expenses associated with the relocation of the Company's operations due to air quality problems in its former Cambridge, Massachusetts headquarters. Rent on temporary facilities, moving costs, and other related costs directly associated with the relocation and air quality issues and expenses associated with outfitting alternative facilities to meet the Company's requirements are included in the relocation cost component.

        Interest income decreased 45.4% to $104,951 for the quarter ended September 30, 1995 compared with $192,134 for the quarter ended September 30, 1994. The decrease is primarily the result of lower cash balances during the quarter ended September 30, 1995 compared to the same period last year.


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 1994 -- For the nine months ended September 30, 1995, the Company reported a consolidated net loss of $8,100,448 or $.47 per share, compared with a net loss of $7,173,136 or $.42 per share for the nine months ended September 30, 1994. The increased loss for the nine months ended September 30, 1995 compared to the same period last year was primarily the result of lower product development revenue and a decline in product sales partially offset by reduced expenses in all functional areas except marketing and sales, which increased in the third quarter of 1995 due to expenses associated with the launch of the TRAx(R) CD4 test kit. During the third quarter of 1995 the Company implemented a cost containment program across all functional areas to reduce expenses and a restructuring to enhance manufacturing capabilities.
Total costs associated with the restructuring were approximately $250,000. During the third quarter of 1994, the Company relocated its operation from its Cambridge, Massachusetts facility due to air quality problems.
Results for the nine months ended September 30, 1994 include $706,300 of incremental expenses related to the relocation.

         Product development revenue decreased 63.5% or $2,313,616 for the nine months ended September 30, 1995 compared to the same period last year. The decrease reflected the anticipated lower revenue from the Company's collaborative partner, Astra AB, in accordance with the Amended and Restated Product Development and Distribution
Agreement ("the Agreement") of December 1993.   Product
development revenue for the nine months ended September
30, 1995 includes the reduction of an advance from Astra
AB for the construction of laboratory facilities at the Company's former headquarters which were evacuated during June 1994 due to air quality problems (see Part II., Item 1.). The collaborator advance liability was reduced by $318,427 to $181,573 based on the Agreement and management's assessment of the Company's obligations within the Agreement. For the nine months ended September 30, 1994, product development revenue included a non-refundable execution fee associated with a TRAx product distribution agreement which was subsequently terminated without any future financial obligations and a milestone payment from a TRAx product distribution partner for services in the second quarter of 1994.

         Product sales revenue for the nine months ended September 30, 1995 decreased 23.7% to $1,820,043 compared to $2,385,529 for the comparable period last year.
Continued weakness in the international diagnostic product market combined with increased competition with certain preclinical products to negatively impact sales for the nine month period compared to last year. The Company received clearance from the U.S. Food and Drug Administration in May 1995 to market the TRAx CD4 test kit. The Company implemented an extensive marketing and sales program during the third quarter of 1995.

         Gross margin decreased to 20.4% for the nine months ended September 30, 1995 compared to 36.3% for the same period last year. The decrease for the nine months is primarily due to inefficiencies of producing at lower volumes.

         For the nine months ended September 30, 1995 research and development expenses were $5,994,478 compared to $7,326,840 for the same period last year. A restructuring program which focused the organization further on priority projects was implemented during the third quarter of 1995 to add to the effects of the cost containment programs implemented in the latter part of 1994. Costs associated with two phase I clinical trials evaluating the use of TP10 partially offset the effects of the Company's restructuring and cost containment programs.
The first phase I clinical trial began in the latter part of 1994 in patients at risk of developing adult respiratory distress syndrome (ARDS) and was completed during the second quarter. A second phase I clinical trial to evaluate the use of TP10 in reperfusion injury following heart attack was initiated during the second quarter of 1995. The Company anticipates completion of the second phase I clinical trial and initiation of an additional ARDS trial in the fourth quarter of 1995 and start of a phase II clinical trial in early 1996.

         General and administrative expenses decreased to $2,999,578 for the nine months ended September 30, 1995 from $3,370,659 for the comparable period last year.
Reorganization of responsibilities and discretionary cost containment programs implemented during 1994 and continued in 1995, combined with the restructuring program implemented during the third quarter of 1995, have contributed to the decreased administrative expense.

         Interest income decreased to $486,016 or 44.1%
from $869,081 for the nine months ended September 30, 1995 compared to the prior year. The decrease is primarily the result of lower cash balances during the period ended
September 30, 1995 compared to last year.



            LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, cash equivalents and short term investments of $6,230,896 at September 30, 1995. The balance decreased by $9,953,423 from $16,184,319 at December 31, 1994.
The decrease from December 31, 1994 is
primarily due to the net operating loss of $8,100,448 for the nine months ended September 30, 1995.

         The Company has no long-term debt. During 1994, the Company entered into an operating lease agreement with a five year term to lease up to $2 million of equipment.
The lease arrangement requires that the Company maintain certain restrictive financial covenants, determined at the end of each fiscal quarter. At September 30, 1995 the Company's cash, cash equivalents and short term investment balances were below the minimum covenant requirement. In November 1995, in accordance with the lease agreement, the Company pledged as collateral cash equal to the amount outstanding on the lease until the end of the lease or as otherwise agreed by the lessor and the Company. At
September 30, 1995 the Company had approximately $1,680,000 outstanding on the lease. The Company intends to continue to draw against the lease during 1995 to meet its capital requirements.

         The Company brought a lawsuit against its insurance carrier and the policy underwriter in July 1995 to obtain insurance coverage for property and business interruption losses incurred as a result of the air quality problem at its former facility. A settlement for $2,900,000 was reached on November 8, 1995 and the lawsuit has been dismissed (see Part II, Item 1. -- Legal Proceedings).

         In November 1995 the Company raised $6,375,000 of gross proceeds through the sale of 2,550,000 shares of common stock, $.001 par value in private placements with several institutional and individual investors. The
Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to permit the purchasers to resell their shares.

         The Company believes its current cash, cash equivalents and short term investments combined with cash proceeds from its insurance settlement and capital financing along with anticipated net cash provided by operations and other planned activities will be adequate to meet the Company's cash requirements for operations into 1997. The Company is considering additional sources of funding through collaborative arrangements, capital financing and other avenues to meet future cash requirements.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:
         -----------------

         In connection with the Company's air quality problems which caused skin and respiratory irritations to a large number of its employees the Company filed a lawsuit in December 1994 against the landlord of its former Cambridge, Massachusetts headquarters for damages it has incurred as a result of the forced evacuation and relocation of its operations. The defendants in this lawsuit have counterclaimed alleging that the Company has breached its lease obligations. This lawsuit is in the pre-trial stages and the Company continues to believe that it will be successful in its claims and defenses. In July 1995 the bank holding a mortgage on the building in which the Company's former facilities were located filed a lawsuit in a different state court against the Company to collect rents it alleges are due to the bank, instead of the landlord, as a result of an agreement pertaining to the financing of the initial build-out of the former facilities in 1987.
The Company is proceeding with a motion to have this lawsuit consolidated with its lawsuit against the landlord.

         The Company brought suit in July 1995 against its insurance carrier and the policy underwriter for a judgment that the Company is entitled to insurance coverage for its property and business interruption losses incurred as a result of the forced evacuation and relocation. This lawsuit has been dismissed as a result of a November 8, 1995 settlement agreement. See Item 2. -- Liquidity and Capital Resources.


ITEM 5.  OTHER INFORMATION:
         -----------------

         On October 2, 1995 the Company announced that collaborators of the Company presented data at the 3rd
International Congress on Xenotransplantation in Boston demonstrating the ability of sCR1 to significantly extend the life of xenografts in a primate model of hyperacute xenograft rejection. The Company plans to develop TP10 in xenotransplantation in partnership with other companies.

         On October 30, 1995 the Company announced results of the Company's first Phase I clinical trial of TP10 in patients at risk for Adult Respiratory Distress Syndrome
(ARDS). Data from the trial indicate that TP10 is safe and can significantly reduce complement activation in patients with ARDS.

         On November 7, 1995 the Company reported that it raised gross proceeds of $6,375,000 through the sale of 2,550,000 shares of common stock, $.001 par value, in private placements with several institutional and individual investors. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to cover the resale of these shares by investors. See Exhibit 20.0.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

A. EXHIBITS

         10.0    Pledge Agreement dated October 24, 1995
                 between the Company and Fleet Credit Corp.
         20.0    T Cell Sciences, Inc. News Release dated November
                 7, 1995

B. REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the Quarter ended September 30, 1995.

                         SIGNATURES

         Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                T CELL SCIENCES, INC.

                                    /s/ Alan W. Tuck
                               BY:________________________
                                    Alan W. Tuck
                                    President & Chief
                                    Executive Officer