Form 10-K405
period 1995-12-31
T CELL SCIENCES INC
filed 1996-04-01
CIK 744218

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  [ X ]       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the
              FISCAL YEAR ENDED DECEMBER 31, 1995
   or
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  [   ]       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-15006
                                                -------

                              T CELL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                     13-3191702
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)      Identification No.)

                 115 FOURTH AVENUE, NEEDHAM, MASSACHUSETTS 02194
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (617) 433-0771

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates as of March 15, 1996 was $56,160,030 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. The number of shares of common stock outstanding at March 15, 1996 was:
19,896,804 shares.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996, are incorporated by reference into Part III of this Form 10-K.

PART I


ITEM 1.   BUSINESS

A.    General

T Cell Sciences, Inc. ("T Cell" or "TCS") is a research-based emerging biotechnology company specializing in the understanding and treatment of diseases caused by the misregulation of the body's natural defense systems. Currently, TCS is developing therapeutic products for diseases of inflammation and immunology. In 1995, TCS completed two phase I trials of its first anti-inflammatory product candidate, TP10 (soluble complement receptor type 1). The first trial was in patients at risk for adult respiratory distress syndrome. The second trial for reperfusion injury was in patients with first time myocardial infarctions. A phase IIa trial for established adult respiratory distress syndrome was begun in January 1996.

T Cell's therapeutic research is also evaluating second generation compounds as part of its comprehensive complement inhibitor program. TCS, with partner Astra AB ("Astra"), is developing products based on the T cell antigen receptor for the treatment of autoimmmune diseases with two initial product candidates for the treatment of multiple sclerosis now in the preclinical stage of development. Additional TCS proprietary research programs directed toward the discovery and development of new compounds that inhibit activated T cells and prevent atherosclerosis are under way.

In March 1996, T Cell sold the operations and research product line of its wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD") to Endogen, Inc., while retaining the TRAx[RegisteredTrademark] diagnostic product franchise. In 1995, TCD introduced five new preclinical products and received FDA clearance to market TRAx CD4 for CD4 cell enumeration. The most prevalent use of CD4 cell enumeration is in monitoring HIV infected patients. TCD began marketing TRAx CD4 in the second half of 1995 and in December signed an exclusive sales and distribution agreement for TRAx CD4 and CD8 with Diamedix Corporation for the United States market. The sale of the operations and research products business to Endogen eliminates the losses previously incurred from the operations of TCD while preserving the technology value and opportunities from TRAx diagnostics. T Cell has also contracted with Endogen for the manufacturing of TRAx products for the next five years at a cost expected to be less than what it would have cost T Cell to make the products internally.

B.  Therapeutics

T Cell's lead therapeutic program is developing compounds that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection, and injury. Excessive complement activation also plays a role in chronic inflammatory conditions. When complement is activated, it helps to identify and eliminate damaged tissue. In certain situations, excessive complement activation may destroy viable and healthy tissue and tissue which, though damaged, might recover. This excessive response compounds the effects of the initial injury or introduces unwanted tissue destruction in clinical situations such as transplants, other surgeries, or treatment for heart attacks. An effective inhibitor of the complement system might limit these destructive responses in many inflammatory situations such as ARDS, reperfusion injury, organ transplant, and certain autoimmune diseases.

The TP10 program was started by T Cell in 1988. From 1989 through 1994, TP10 was under development in a joint program with SmithKline Beecham, p.l.c., ("SB") and Yamanouchi Pharmaceutical Co., ("YPC"). During 1994, TCS and SB negotiated various changes in the agreement and in February 1995, the two companies agreed to a mutual termination by which T Cell regained all rights to the program except for co-marketing rights in Japan that are retained by SB and YPC.

Under T Cell's direction in 1995, TP10 completed the first phase I clinical trial in 24 patients at risk for adult respiratory distress syndrome ("ARDS"). Results of this trial were presented in October, 1995 at The American College of Chest Physicians meeting. In this study, TP10 demonstrated excellent safety with no drug related adverse events, had a beta phase half life of more than 30 hours and was able to inhibit complement activity in a dose dependent escalating activity profile. A second phase I trial for reperfusion injury was completed in December in 25 patients with first time myocardial infarctions. This study confirmed the safety, pharmacokinetics, and complement inhibition results from the ARDS trial. In January 1996, TCS began a phase IIa trial in patients with established ARDS. Additional clinical trials are planned for 1996.

In addition to TP10, TCS has identified other products to inhibit the complement system. The lead candidate under research evaluation is a modified form of sCR1
(TP10) which has been changed to add the sLex carbohydrate structures. sLex is the sugar structure which binds to activated selectins on endothelial cells and is involved in the binding of neutrophils to endothelial cells in inflammation.
The combined sCR1sLex molecule has demonstrated increased activity benefits in in vitro and early in vivo experiments. In addition, TCS has identified a small molecule compound which blocks activated complement at the C5 step of the cascade. At this time, TCS owns all rights to the development and marketing of these compounds.

TCS was founded on the concept of using the T cell antigen receptor ("TCAR") as a means of selectively targeting T cells that cause problems in autoimmune diseases such as multiple sclerosis and rheumatoid arthritis. In early 1992, TCS entered into a joint development program with Astra to develop products resulting from TCS' proprietary TCAR technology. The original agreement was modified in December 1993 with Astra assuming all responsibility for the development of the lead antibody products and TCS retaining leadership of the first peptide product candidate. Under the original and modified agreement, TCS received funding support of approximately $15 million in the early years with the potential of up to $17 million of additional funding based on clinical progress. By the end of 1995, substantially all of the original funding payments had been received by TCS. TCS and Astra have a current target for the lead product candidates (TM27-monoclonal and TP12-peptide) to enter the clinic in 1997. (See Note 9(A), "Notes to Consolidated Financial Statements".)

Two new programs looking at small molecule inhibitors of activated T cells and preventing atherosclerosis through vaccination have been established in the research efforts at TCS. The small molecule T cell program is looking to find molecules which have the same efficacy as calcineurin inhibitors such as cyclosporin or FK506, but without the high level of side effect problems. TCS' basic approach is to combine the biological skills and smart screens developed by TCS with some of the newer smart libraries created by other biotechnology companies, such as ArQule, Inc. and MYCOsearch, Inc. The atherosclerosis program is seeking to create an autoimmune reaction against Cholesteryl Ester Transfer Protein ("CETP"). By creating an autoimmune reaction, CETP activity can be reduced or eliminated with potential improvements in HDL to LDL ratios and lower levels of atherosclerotic lesions. Both of these programs are in early stages of preclinical development.

C.  Diagnostics

TCD was formed as a subsidiary in 1991 to capitalize on the sales of diagnostic and research products emanating from TCS' proprietary technology. The strategy had been to build a business and product base in the research or preclinical product markets and introduce new in vitro diagnostic products to provide the growth of TCD into a profitable business unit. For the last several years, the research products business has been one of intense competition and price pressure, particularly in Europe. Sales of TCD products have declined from a high of more than $ 4 million in 1991 and 1992 to less than $2.4 million in 1995.

The goal of introducing TRAx CD4 as the first of the Company's new in vitro diagnostic products was achieved when the FDA cleared the product for marketing in May of 1995. TCD initiated a direct sales effort in the second half of 1995. While the technical evaluation of the product has been positive, initial sales growth has been slow with minimal TRAx product sales in 1995. In December 1995, plans for TCD were shifted from a focus on building an operating diagnostic business to continued creation of exciting new diagnostic products to be sold through contracts with other companies. TRAx CD4 is the first of these products and the Company expects to file a 510(k) application for TRAx CD8 for FDA clearance in the first half of 1996. The primary use of TRAx CD4 and CD8 is in monitoring the immune status of HIV infected individuals.

As the first step in the revised strategy, TCD signed an exclusive sales and distribution contract for the United States market with Diamedix Corporation in December 1995. Diamedix is a wholly owned subsidiary of Ivax Corporation with a history of selling enzyme immunoassays in the in vitro diagnostics market. The contract covers the TRAx CD4 and CD8 microtiter plate format products. Under the contract, TCD received a signing fee for TRAx CD4 in 1995 and will receive supply and royalty income over a multiyear contract. Additional fee, supply, and royalty income will begin when TRAx CD8 receives FDA clearance. (See Note 9(C), "Notes to Consolidated Financial Statements".) Under a separate agreement, YPC continues to have exclusive marketing rights for TRAx products in Japan and Taiwan.

The reduction in base sales combined with the delay in receiving FDA clearance to market TRAx CD4 and the low sales levels in 1995 has kept TCD under continued financial pressure, despite a steady reduction in the costs of its operations over the last two years. In March of 1996, the assets and research product lines of TCD were sold to Endogen for $2.9 million. T Cell received a five year convertible note for $1.9 million combined with a buy-out of approximately $1 million of facility and equipment lease obligations. The convertible note can be converted to Endogen stock at T Cell's option at a price of $4.63 per share. T Cell expects to recognize a gain on this transaction of at least $300,000. This sale is expected to reduce annual operating expenses by approximately $4 million and increase the Company's open operating lease line by $1 million. (See Note 16, "Notes to Consolidated Financial Statements".)

T Cell retains all rights to the TRAx product franchise and has agreed to source TRAx kits from Endogen in a separate supply contract. With the primary kit business contracts in place and the diagnostic part of the Company's business now profitable, the Company's strategy is to enter into new product development and distribution contracts for TRAx diagnostic related products.

D.    Patents and Proprietary Rights

The successful development and marketing of products by the Company will depend in part on its ability to create and maintain intellectual property, including patent rights. The Company has established a proprietary patent position in the areas of complement inhibitor molecules, T cell antigen receptors, and diagnostic technologies, and is the owner or exclusive licensee of numerous patents and pending applications around the world, including more than 30 U.S. patents. Although the Company continues to pursue patent protection for its products, no assurance can be given that any pending application will issue as a patent or that any issued patent will have a scope which will be of commercial benefit or that the Company will be able to successfully enforce its patent position against competitors.

In the area of complement molecules, T Cell has an exclusive license to patent rights, which it co-owns with The Johns Hopkins University and Brigham and Women's Hospital, covering CR1 inventions. These rights are based in part on the work of Dr. Douglas Fearon and include U.S. patents which claim the nucleic acid sequences of recombinant CR1, soluble CR1 (sCR1) and fragments, and pharmaceutical uses of CR1. TCS also owns or has rights to a number of other patent applications relating to CR1, sCR1sLex and other complement inhibitor molecules.

In the area of T cell antigen receptors, T Cell holds exclusive licenses to the pioneering patents filed on TCAR chain inventions. These patent applications have resulted to date in U.S. patents covering the DNA, protein, protein fragments and antibodies relating to the Alpha TCAR and the DNA, full length proteins and antibodies relating to Beta TCAR, and two European patents covering Beta TCAR inventions. In addition, the Company has filed on new T cell antigen receptor inventions resulting from the partnership with Astra.

In the area of diagnostics, T Cell is the owner of several patent rights relating to the TRAx CD4 and CD8 and other applications of the TRAx product technologies. The first U.S. patent covering TRAx products is expected to issue in April 1996.

The Company is aware that others, including universities and companies, have filed patent applications and have been granted patents in the U.S. and other countries which claim subject matter potentially useful or necessary to the commercialization of the Company's products. The ultimate scope and validity of existing or future patents which have or may be granted to third parties, and the availability and cost of acquiring rights to those patents which are necessary to manufacture, use or sale of the Company's products presently cannot be determined by the Company.

Trade secrets and confidential know-how are important to the Company's scientific and commercial successes. Although the Company takes measures to protect its proprietary information, there can be no assurance that others will not either develop independently or obtain access to this information.

E.    Competition

The Company is engaged in a rapidly expanding area of biotechnology in which research is being conducted worldwide by universities, public and private institutions, biotechnology and pharmaceutical companies. A number of these entities are developing product candidates which may become competitors of the Company's products in development. Several such companies are involved in product development efforts aimed at treatments for autoimmune diseases and inflammatory conditions and some are specifically developing products based on T cell receptors and the human complement system. There can be no assurance that the Company's products will be commercialized or that other companies, universities and public and private foundations, among others, many of which have greater financial resources than the Company, will not be able to develop competing proprietary positions or products.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology and products, and secure sufficient capital resources to fund product ideas to commercialization. There can be no assurance that the Company will be successful in its efforts in these areas.

F.    Government Regulation

The animal and human testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion and sale of the Company's present and future products are closely regulated by federal and other governmental authorities. The FDA and comparable government agencies in foreign countries have established mandatory procedures and safety and efficacy standards which must be met before the appropriate authority approves the clinical testing, manufacturing and marketing of a human health care product.

The steps required before a pharmaceutical product may be marketed in the United States include (i) in vitro and in vivo preclinical testing (ii) submission to the FDA of an Investigational New Drug application which must become effective before human clinical trials commence, (iii) adequate human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and (v) FDA approval of the NDA or PLA prior to commercial sale or shipment of the product. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA.

The steps required before an in vitro diagnostic product may be marketed in the United States include (i) clinical trials which demonstrate that the product's results are substantially equivalent to results obtained from a product currently on the market, or if no product is currently marketed for the intended use, then clinical trials which demonstrate safety and efficacy for the intended clinical use, (ii) the submission of a 510(k) or Premarket Approval ("PMA") application to the FDA, and (iii) FDA clearance to market the product. For products with 510(k) clearance, the facility in which they are produced must comply with certain Good Manufacturing Practices.

The Company's present and future business are and will be subject to regulation under additional federal, state and local laws and regulations including regulations by the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration.

G.    Employees;  Scientific Consultants

As of March 15, 1996, the Company employed 57 full time persons, 18 of whom have doctoral degrees. Of these employees, 40 were engaged in or directly supported research and development.

T Cell has also retained a number of scientific consultants and advisors in various fields and has entered into consulting agreements with each of them. These consultants include the members of the Scientific Advisory Board: Dr. Mark Davis, Stanford University; Dr. Tak Mak, Ontario Cancer Institute; Dr. Peter Ward, University of Michigan School of Medicine; Dr. Hans Wigzell, Karolinska Institute; Dr. Peter Henson, National Jewish Center for Immunology and Respiratory Medicine; and Dr. Peter Libby, Brigham and Women's Hospital.


ITEM 2.  PROPERTIES

Until July 1994, the Company leased approximately 60,000 square feet of office, research and production facility space in Cambridge, Massachusetts. Under the lease agreement, the Company was obligated to pay a base annual rent of approximately $1,100,000 until March 1994 and of approximately $1,200,000 until the end of the initial term of March 1999. Aggregate rental payments for the year ended December 31, 1994 for this facility were approximately $500,000 and for December 31, 1993 were approximately $1,100,000. The Company terminated this lease agreement in June 1994 as a result of an air quality problem unrelated to its activities which forced the Company to evacuate all of its operations to other facilities (See "Item 3. Legal Proceedings").

In October 1994, TCD relocated to Woburn, Massachusetts under a lease for five years for approximately 27,000 square feet. This lease was assigned to Endogen, Inc. in March 1996 in connection with the sale of the research products business and operations of TCD. Beginning in September 1994, TCS relocated its headquarters and therapeutic research operations to existing laboratory and office space in Needham, Massachusetts, under a short-term lease and sublease for approximately 33,000 square feet. The aggregate rental payments for the year ended December 31, 1995 for this facility were approximately $590,000. The Company is presently in negotiations for a longer-term lease agreement. (See
Note 3, "Notes to Consolidated Financial Statements".)


ITEM 3.   LEGAL PROCEEDINGS

In December 1994, the Company filed a lawsuit against the landlord of its former Cambridge, Massachusetts headquarters for damages it has incurred as a result of the forced evacuation and relocation of its operations in 1994 due to air quality problems. The defendants in this lawsuit have counterclaimed alleging that the Company has breached its lease obligations. The lawsuit is currently in the pre-trial stage. The Company's insurance carrier has agreed to reimburse the Company for certain legal expenses associated with defense of certain of the counterclaims, under a reservation of rights. In July 1995, the bank holding a mortgage on the building containing the Company's former facilities filed a lawsuit in a different state court against the Company to collect rents it alleges are due to the bank, instead of the landlord, as a result of an agreement pertaining to the financing of the initial build-out of the Cambridge facility in 1987. The Company has added its former landlord as a third party defendant on a claim for indemnification in the event the Company is not successful in its defense. A motion for summary judgment filed by the bank is outstanding.

The Company brought suit in July 1995 against its insurance carrier and the policy underwriter for a judgment that the Company is entitled to insurance coverage for its property and business interruption losses incurred as a result of the forced evacuation and relocation. This lawsuit has been dismissed as a result of a November 1995 settlement agreement. (See Note 13, "Notes to Consolidated Financial Statements".)


ITEM 4.   SUBMISSION OF MATTERS

None.



PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol TCEL. The following table sets forth the high and low closing sales prices for the Company's common stock as reported by NASDAQ.

                                      HIGH          LOW
FISCAL PERIOD

YEAR ENDED DECEMBER 31, 1994
1Q (Jan. 1 - March 31, 1994)          $8.50        $4.13
2Q (April 1 - June 30, 1994)           4.38         3.38
3Q (July 1 - Sep. 30, 1994)            3.88         2.94
4Q (Oct. 1 - Dec. 31, 1994)            3.25         2.13

YEAR ENDED DECEMBER 31, 1995

1Q (Jan. 1 - March 31, 1995)          $3.50        $2.38
2Q (April 1 - June 30, 1995)           4.38         2.63
3Q (July 1 - Sep. 30, 1995)            5.38         2.88
4Q (Oct. 1 - Dec. 31, 1995)            4.38         2.50

As of March 25, 1996, there were approximately 698 shareholders of record of the Company's common stock. The price of the Common Stock was $2.6875 as of the close of March 25, 1996. The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon the operating and future earnings of the Company, the capital requirements of the Company and general business conditions.

ItEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended
December 31, 1995, 1994, 1993 and each of the two fiscal years ended April 30, 1992 and 1991 have been derived from the audited consolidated financial statements of the Company. All amounts in thousands except per share data.

CONSOLIDATED STATEMENTS                            YEAR ENDED                YEAR ENDED
OF OPERATIONS DATA                                DECEMBER 31,                APRIL 30,
- -----------------------------------------------------------------------   -----------------
                                            1995       1994      1993       1992     1991

OPERATING REVENUE:

Product Sales, Product Development
     and Distribution Agreements          $ 3,963    $ 6,968   $ 9,018    $ 8,916   $10,240
- -----------------------------------------------------------------------   -----------------

OPERATING EXPENSE:

Research & Development                      8,005      8,697     9,438      7,956     8,247
Other Operating Expense                     7,821      9,365     8,841      7,417     6,343
- ----------------------------------------------------------------------    -----------------
Total Operating Expense                    15,826     18,062    18,279     15,373    14,590
- ----------------------------------------------------------------------    -----------------

Non-Operating Income(Expense), Net          3,605       (490)    1,193      1,562       909
- ----------------------------------------------------------------------    -----------------
Net Loss Before Minority Interest          (8,258)   (11,584)   (8,068)    (4,895)   (3,441)
Minority Interest Share of Loss                --         --       310        246        --
- ----------------------------------------------------------------------    -----------------

Net Loss                                  $(8,258)  $(11,584)  $(7,758)   $(4,649)  $(3,441)
======================================================================    =================

Net Loss Per Common Share                 $ (0.47)  $  (0.68)  $ (0.56)   $ (0.35)  $ (0.34)
======================================================================    =================
Weighted Average Common
     Shares Outstanding                    17,482     17,053    13,931     13,109    10,166
======================================================================    =================

CONSOLIDATED BALANCE
SHEETS DATA                                        DECEMBER 31,                APRIL 30,
=======================================================================   =================
                                            1995       1994      1993       1992     1991

Working Capital                            11,208     15,027    26,088     20,880      7,767
Total Assets                               18,532     20,685    33,067     27,023     13,233
Other Long Term Obligation                    182        500       500         --        --
Accumulated Deficit                       (46,339)   (38,081)  (26,497)   (15,107)   (10,458)
Total Stockholders' Equity                 16,000     17,586    29,134     23,090     10,401

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

T Cell Sciences' principal activity since its inception has been research and product development conducted on its own behalf, as well as through joint development programs with several companies. The Company was incorporated in the State of Delaware in December 1983.

A significant portion of the Company's revenue has consisted of payments by others to fund sponsored research, milestone payments under joint development agreements, payments for material produced for preclinical studies, sales of test kits and antibodies and interest earned on investments. Certain portions of the collaborative payments are received in advance, recorded as deferred revenue and recognized when earned in later periods.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any in the near future.


FINANCIAL OVERVIEW

For the year ended December 31, 1995, the Company reported, a 29% decrease in net loss of $8,258,000 or $0.47 per share compared to a net loss of $11,584,000 or $0.68 per share in 1994. Operating revenue of $3,963,000 for the year ended December 31, 1995 decreased 43% from 1994 and operating expense decreased 12% to $15,826,000 for 1995 compared to 1994. During 1995, the Company received $2,900,000 from the settlement of a lawsuit with its insurance carrier. In 1994, the Company incurred expenses of approximately $3,400,000 related to the relocation of the Company's headquarters due to air quality problems and losses on short-term investments.

In May 1995, the Company received clearance from the U.S. Food and Drug Administration to market the TRAx(R) CD4 test kit. The TRAx CD4 test kit is an in vitro diagnostic test kit which provides a method for enumerating CD4 T cells, a type of white blood cell monitored by physicians treating patients infected with HIV.

On November 7, 1995 the Company closed a $6,375,000 private placement of 2,550,000 shares of T Cell Sciences Common Stock, $.001 par value. Several institutional investors and private investors purchased shares of common stock pursuant to stock purchase agreements.

In December 1995, the Company received a signing fee of $175,000 when it entered into an exclusive U.S. distribution agreement with Diamedix Corporation ("Diamedix"), a wholly owned subsidiary of IVAX Corporation, for the sale and promotion of the TRAx CD4 and CD8 microtiter plate diagnostic kits.

On March 5, 1996 the Company sold to Endogen, Inc. ("Endogen") the research products and operations of its wholly owned subsidiary T Cell Diagnostics, Inc. ("TCD") for a purchase price of approximately $2,880,000, while retaining the TRAx diagnostic product franchise. The purchase price was paid in the form of a convertible subordinated note receivable in the principal amount of $1,900,000, subject to final adjustment, and a combination of cash and a short-term note used to repay approximately $980,000 of obligations under the Company's operating lease.

The Company's cash and cash equivalents, including short-term and long-term restricted cash, at December 31, 1995 totaled $13,125,000 and working capital was $11,208,000. During the year ended December 31, 1995 cash used by operating activities, including the receipt of $2,900,000 from the settlement of a lawsuit with the Company's insurance carrier, totaled $7,948,000 compared to $9,066,000 in the year ended December 31, 1994.


RESULTS OF OPERATIONS

The Company reported a net loss of $8,258,000 or $0.47 per share for the year ended December 31, 1995, compared with a net loss in 1994 of $11,584,000 or $0.68 per share and a net loss of $7,758,000 or $0.56 in 1993. The operating results for 1995, including interest income, reflect total revenue of $4,568,000 (a 45% decrease compared to the same period in 1994) offset by total operating costs of $15,826,000 (a 4% decrease compared to 1994, excluding facility relocation expense). The operating results for 1994, including interest income, and excluding facility relocation expense, reflect total revenues of $8,330,000 (a 16% decrease compared to the same period in 1993) offset by total costs of $16,463,000 (a 10% decrease compared to the same period in 1993).

In 1995 revenue from collaborative product development and distribution agreements of $1,609,000 decreased 57% from $3,737,000 in 1994 and 71% from $5,624,000 in 1993. In December 1993, the Company signed an amendment to the 1992 agreement with Astra for the joint development and marketing of therapeutic products resulting from T Cell Sciences' proprietary TCAR technology. As part of the amended agreement the responsibility for future development and manufacturing of the two initial monoclonal antibody candidates shifted to Astra while the Company continues to be responsible for the initial peptide candidate. Product development revenue declines are in accordance with the Astra program. In 1995 distribution agreement revenue was $175,000 compared to $715,000 in 1994 and $500,000 in 1993. These revenues represent signing fees or milestone payments related to distribution and marketing agreements for TRAx products with Diamedix Corporation ("Diamedix") in 1995, Yamanouchi Pharmaceutical Co., Ltd. ("YPC") and INCSTAR Corporation in 1994, and YPC in 1993. (See Note 9, "Notes to Consolidated Financial Statements".)

Product sales revenue for 1995, 1994 and 1993 were $2,354,000, $3,231,000 and
$3,394,000, reflecting a decline of 27%, 5% and 18%, respectively, when compared to the prior year. In May 1995, the Company received marketing clearance from the U.S. Food and Drug Administration and during the latter half of 1995 shifted its sales focus to the launch of TRAx CD4. Sales of preclinical products decreased in 1995 due to the shift in sales focus to the launch of TRAx combined with increasing competition with certain preclinical products and continued weakness in the international diagnostic product market. Initial sales growth has been slow with minimal TRAx product sales for 1995. To further advance the marketing of TRAx products, in December 1995, the Company signed an exclusive sales and distribution contract for the United States market with Diamedix Corporation, an experienced seller in the in vitro immunoassays market. In
March 1996, the Company sold the research products and operations of its subsidiary, while retaining its TRAx diagnostic product franchise.

Cost of product sales amounted to $1,879,000, 80% of product sales, $2,008,000, 62% of product sales and $2,317,000, 68% of product sales for 1995, 1994 and 1993, respectively. The fluctuation in gross margin is the result of several factors: costs associated with the inefficiencies of producing products at lower volumes, the disruption and change in facilities during 1994 and costs associated with replacing the manufacturing facility in 1995, costs related to staff reductions in the third quarter of 1995 and 1993 and expenses to increase manufacturing proficiency in anticipation of increased sales volume associated with the TRAx CD4 test kit.

Research and development expense decreased 8% from $8,697,000 in 1994 to $8,005,000 in 1995 primarily due to cost containment programs implemented in 1994 combined with a restructuring program implemented in the third quarter of 1995 which further focused the Company on priority projects. Costs associated with two phase I clinical trials evaluating the use of TP10 partially offset the effects of the Company's cost containment programs and restructuring in 1995. Research and development cost during 1994 decreased approximately 8%, from $9,438,000 in 1993, primarily due to lower rent resulting from facilities not being available for the full year and cost containment programs in place during 1994.

General and administrative expense of $4,217,000 reflected a 3% decrease for the year ended December 31, 1995 compared to 1994. General and administrative expense for the year ended December 31, 1994 of $4,346,000 decreased 4% compared to 1993. The decrease for 1995 and 1994 was mainly due to spending controls implemented during the years.

Marketing and sales costs increased 13% in 1995 to $1,598,000 compared to $1,411,000 in 1994. The increase is primarily due to marketing costs associated with the launch of the TRAx CD4 test kit during the latter half of 1995. The 30% decrease in marketing and sales in 1994 compared to 1993 is primarily due to the restructuring and staff reductions during the third quarter of 1993 and expenses incurred early in 1993 for product introduction efforts in Europe and marketing costs in preparation for the TRAx CD4 product launch in the United States.

Facility relocation expense represents costs incurred directly associated with the forced evacuation of the Company's former Cambridge facility due to air quality. The Company incurred incremental costs when it vacated its Cambridge facility and moved to alternative temporary sites, including costs to physically move property, establish computer and telephone networks at alternate sights and legal and other costs directly resulting from vacating the facility and terminating the lease. The amounts recorded in 1995 and 1994 were $126,000 and $688,000, respectively. Also included in 1994 is $911,000 to write off the net book value of leasehold improvements at the Cambridge facility. (See Notes 13 and 14, "Notes to Consolidated Financial Statements.")

Other non-operating income of $3,605,000 in 1995, includes $2,900,000 received from the settlement of a lawsuit the Company brought against its insurance carrier and interest income of $605,000. Other non-operating expense, of $490,000 in 1994, includes losses recognized on redemption of the Company's short-term bond fund, the change in net asset value of its short-term bond fund during the year offset by interest and dividend income of $1,362,000. During 1993, the Company earned $867,000 of interest on its investments and recorded gains of $326,000 on the sale of certain securities.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". The Company plans to adopt SFAS 123 in 1996 through disclosure only, therefore, such adoption has no impact on the Company's results from operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments (including short-term restricted cash of $958,000) at December 31, 1995, decreased $3,909,000 to $12,275,000. The decrease is mainly due to the net operating loss of $11,863,000, which was partially offset by non-operating income of $3,605,000 and approximately $6,105,000 from the private placement of 2,550,000 newly issued shares of the Company's common stock. Cash used in operations approximated $10,848,000 in 1995, after adjusting for $2,900,000 received from the settlement of the lawsuit, compared with $8,633,000, adjusted for facility relocation expense, and $5,458,000 during the twelve months ended December 31, 1994 and 1993, respectively. The increase in cash used by operations during 1995, is primarily due to lower product development revenue from Astra, decreased product sales revenue and increased working capital requirements.

During 1994, the Company entered into a five-year agreement to lease up to $2,000,000 of equipment. The lease arrangement requires that the Company maintain certain restrictive covenants, determined at the end of each fiscal quarter, including a cash, cash equivalents and short-term investments balance of not less than $10,000,000. At September 30, 1995 the Company's cash, cash equivalents and short-term investment balance was below the minimum covenant requirement. In November 1995, in accordance with the lease agreement, the Company pledged as collateral cash equal to the amount outstanding on the lease which is to remain in a certificate of deposit until the end of the lease, or as otherwise agreed by the lessor and the Company. At December 31, 1995 the Company had approximately $1,784,000 outstanding on the lease. In March 1996 the Company repaid approximately $980,000 of the outstanding obligation under the lease in conjunction with the sale of the research products and operations of its subsidiary. As a result, the amount remaining as collateral as of March 21, 1996 was reduced to $850,000.

On March 5, 1996 the Company sold the research products and operations of its subsidiary, T Cell Diagnostics, for a purchase price of approximately $2,880,000, while retaining the TRAx diagnostic product franchise. The purchase price was paid in the form of a convertible subordinated note receivable in the principal amount of $1,900,000 and a combination of cash and a short-term note used to repay approximately $980,000 of obligations under the Company's operating lease. The Company expects to recognize a gain on the sale of between $300,000 and $400,000 in the first quarter of 1996. In addition to the proceeds from the transaction, the sale will result in reduced operating expenses and the Company expects lower cash usage for 1996 compared to 1995.

The Company believes its current cash, cash equivalents and short-term investments, combined with anticipated product sales, research and development revenue under collaborative agreements and interest income will be sufficient to meet working capital requirements into 1997. These requirements will depend on several factors, including but not limited, to the progress and costs associated with research and development programs; preclinical and clinical studies; time and costs associated with obtaining regulatory approval; timing and scope of collaborative arrangements; long term facility costs; and expenses and outcome of pending litigation on the air quality problem. The Company will consider alternative sources of funding and capital when available and appropriate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

Index to Consolidated FinancialStatements and Supplementary
  Schedules

Report of Independent Accountants

Consolidated Balance Sheet at December 31, 1995 and
  December 31, 1994

Consolidated Statement of Operations for the Years ended
  December 31, 1995, December 31, 1994 and December 31, 1993

Consolidated Statement of Stockholders' Equity for the
  Years ended December 31, 1995, December 31, 1994 and
  December 31, 1993

Consolidated Statement of Cash Flows for the Years ended
  December 31, 1995 December 31, 1994, and December 31, 1993

Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
T CELL SCIENCES, INC.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of T Cell Sciences, Inc., and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Boston, Massachusetts
March 5, 1996




THE BOARD OF DIRECTORS
T CELL SCIENCES, INC.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of T Cell Sciences, Inc. and Subsidiary for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of operations and cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
Boston, Massachusetts
January 28, 1994

CONSOLIDATED BALANCE SHEET

                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                      1995            1994
- --------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
     Cash and Cash Equivalents, Including Restricted Cash                         $ 12,275,217   $  7,644,653
     Short-term Investments                                                             --          8,539,666
- --------------------------------------------------------------------------------------------------------------
                                                                                    12,275,217     16,184,319
     Accounts Receivable, Net of the Allowance for
          Doubtful Accounts of  $17,187 and $10,000                                    339,167        471,824
     Inventories                                                                       403,293        409,266
     Prepaid and Other Current Assets                                                  541,411        560,145
- --------------------------------------------------------------------------------------------------------------

          Total Current Assets                                                      13,559,088     17,625,554

Property and Equipment, Net                                                          1,172,137      1,060,193
Restricted Cash                                                                        850,000         --
Other Assets                                                                         2,951,062      1,998,784
- --------------------------------------------------------------------------------------------------------------

              Total Assets                                                        $ 18,532,287   $ 20,684,531
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                                  724,944        786,344
     Accrued Expenses                                                                1,504,586      1,812,508
     Deferred Revenue                                                                  121,083         --
- --------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                                   2,350,613      2,598,852
- --------------------------------------------------------------------------------------------------------------

Collaborator Advance                                                                   181,573        500,000
- --------------------------------------------------------------------------------------------------------------

Commitments and Contingent Liabilities (Notes 3 and 14)

Stockholders' Equity:
     Class B preferred stock, $2 Par Value; 1,163,102
         Shares Authorized                                                              --             --
     Class C preferred stock, $.01 Par Value; 3,000,000
         Shares Authorized                                                              --             --
     Class C-1 Junior Participating Cumulative preferred stock
          $.01 par value; 350,000 Shares Authorized                                     --             --
     Common Stock, $.001 Par Value; 50,000,000 Shares Authorized;
         19,904,706 and 19,882,730 Issued and Outstanding in 1995, respectively
         17,054,222 and 17,037,899 Issued and Outstanding in 1994, respectively         19,905         17,054
     Additional Paid-in Capital                                                     62,399,255     55,726,143
     Less:  21,976 and 16,323 Common Treasury Shares at Cost                           (80,523)       (76,931)
     Accumulated Deficit                                                           (46,338,536)   (38,080,587)
- --------------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                                 16,000,101     17,585,679
- --------------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholders' Equity                          $ 18,532,287   $ 20,684,531
==============================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS


                                                YEAR              YEAR             YEAR
                                                ENDED             ENDED            ENDED
                                             DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                 1995             1994             1993
- ---------------------------------------------------------------------------------------------

OPERATING REVENUE:

Product Development and
      Distribution Agreements                $  1,608,677      $  3,737,143     $  5,624,204
Product Sales                                   2,354,377         3,230,815        3,394,119
- ---------------------------------------------------------------------------------------------

      Total Operating Revenue                   3,963,054         6,967,958        9,018,323
- ---------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                           1,879,387         2,008,279        2,317,036
Research and Development                        8,004,598         8,697,174        9,438,365
General and Administrative                      4,217,345         4,345,972        4,515,139
Marketing and Sales                             1,597,888         1,411,420        2,008,793
Facility Relocation                               126,419         1,598,609           --
- ---------------------------------------------------------------------------------------------

      Total Operating Expense                  15,825,637        18,061,454       18,279,333

Operating Loss                                (11,862,583)      (11,093,496)      (9,261,010)
Non-Operating Income (Expense), Net             3,604,634          (490,055)       1,193,452
- ---------------------------------------------------------------------------------------------

Net Loss Before Minority Interest              (8,257,949)      (11,583,551)      (8,067,558)
Minority Interest Share of Loss                    --                --              310,038
- ---------------------------------------------------------------------------------------------

Net Loss                                     $ (8,257,949)      (11,583,551)      (7,757,520)
=============================================================================================

Net Loss Per Common Share                    $      (0.47)      $     (0.68)    $      (0.56)
=============================================================================================
Weighted Average Common
  Shares Outstanding                           17,482,143        17,053,443       13,930,643
=============================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                        COMMON STOCK      ADDITIONAL    TREASURY                      TOTAL
                                        ------------       PAID-IN       STOCK      ACCUMULATED   STOCKHOLDERS'
                                     SHARES   PAR VALUE    CAPITAL        COST        DEFICIT        EQUITY
================================================================================================================
BALANCE AT
   DECEMBER 31, 1992               13,452,832  $13,453   $38,568,352   $(125,075)  $(18,739,516)   $19,717,214

Purchase of Minority
    Interest in T Cell
    Diagnostics                       660,000      660          (660)         --             --             --
Issuance at $0.60 to $6.63
    per Share upon Exercise           102,085      102       379,141          --             --        379,243
    of Stock Options
Private Placement Proceeds          2,834,780    2,835    16,792,445          --             --     16,795,280
Net Loss for the Year
    Ended December 31, 1993                --       --            --          --     (7,757,520)    (7,757,520)
- ----------------------------------------------------------------------------------------------------------------
BALANCE AT
   DECEMBER 31, 1993               17,049,697  $17,050   $55,739,278   $(125,075)  $(26,497,036)   $29,134,217

Issuance at $2.13 to $5.25
    per Share upon Exercise
    of Stock Options                    4,525        4        13,302          --             --         13,306
Employee Stock Purchase
     Plan Issuance at $2.13
     per Share                             --       --       (26,437)     48,144             --         21,707
Net Loss for the Year
    Ended December 31, 1994                --       --            --          --    (11,583,551)   (11,583,551)
- ----------------------------------------------------------------------------------------------------------------

BALANCE AT
   DECEMBER 31, 1994               17,054,222  $17,054   $55,726,143    $(76,931)  $(38,080,587)   $17,585,679


Issuance at $.60 to $4.25
    per Share upon Exercise
    of Stock Options                   88,668       89       244,664          --             --        244,753
Employee Stock Purchase
     Plan Issuance at $2.13
     and $2.71 per Share                   --       --       (23,169)     47,864             --         24,695
Private Placement Proceeds          2,550,000    2,550     6,102,332          --             --      6,104,882
Issuance at $1.65 upon
     Exercise of Stock Warrants       211,816      212       349,285          --             --        349,497
Purchase of 16,466 Shares of
     Treasury Stock at Cost                --       --            --     (51,456)            --        (51,456)
Net Loss for the Year
    Ended December 31, 1995                --       --            --          --     (8,257,949)    (8,257,949)

- ----------------------------------------------------------------------------------------------------------------

BALANCE AT
     DECEMBER 31, 1995             19,904,706  $19,905   $62,399,255    $(80,523)  $(46,338,536)   $16,000,101
- ----------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            YEAR               YEAR               YEAR
                                                            ENDED              ENDED              ENDED
                                                         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
Increase in Cash and Cash Equivalents                        1995              1994               1993
===========================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Loss                                         $ (8,257,949)      $(11,583,551)     $ (7,757,520)
       Adjustments to Reconcile Net Loss to Cash
         used by Operating Activities:
            Depreciation and Amortization                    719,573            844,741           854,820
            Minority Interest                                     --                 --          (310,038)
            Write off of Leasehold Improvements                   --            910,812                --
            Losses on Short-term Investments                      --          1,851,782                --
            Decrease in Collaborator Advance                (318,427)                --                --

      Changes in Assets and Liabilities:
            Accounts Receivable                              132,657             22,429            19,492
            Inventories                                        5,973             (7,288)          165,653
            Prepaid and Other Current Assets                  18,734           (270,753)          533,112
            Accounts Payable and Accrued Expenses           (369,322)          (401,237)          603,842
            Deferred Revenue                                 121,083           (433,000)          433,000
- ----------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                     (7,947,678)        (9,066,065)       (5,457,639)
- ----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of Short-term Investments                          --         (1,190,608)      (22,164,512)
      Redemption ofShort-term Investments                  8,539,666         13,983,558        13,001,504
      Acquisition of Property and Equipment                 (577,263)          (770,344)         (538,664)
      Increase in Patents and Licenses                    (1,216,884)          (493,885)         (682,561)
      Transfer of Cash into Long-term Restricted Cash       (850,000)                --                --
      Other                                                   10,352             (4,435)           13,557
- ----------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities           5,905,871         11,524,286       (10,370,676)
- ----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Advance from Collaborators                                  --                 --           500,000
      Proceeds from Sale of Stock                          6,129,577             21,707        16,795,280
      Proceeds from Exercise of Stock Warrants               349,497                 --                --
      Proceeds from Exercise of Stock Options                244,753             13,306           379,243
      Purchases of Treasury Stock                            (51,456)                --                --
- ----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                  6,672,371             35,013        17,674,523
- ----------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                      4,630,564          2,493,234         1,846,208

Cash and Cash Equivalents at Beginning of Period           7,644,653          5,151,419         3,305,211
- ----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period               $12,275,217       $  7,644,653      $  5,151,419
==========================================================================================================
Cash, Cash Equivalents, Short-term Investments
      and Marketable Securities at End of Period         $12,275,217       $ 16,184,319      $ 28,335,817
==========================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Nature of Business

T Cell Sciences, Inc. (the "Company") is a research-based emerging biotechnology company specializing in the understanding and treatment of diseases caused by misregulation of the body's natural defense systems. The Company is developing therapeutic products for diseases of inflammation and immunology. T Cell Sciences develops and commercializes products on a proprietary basis and in collaboration with established pharmaceutical partners, including Astra AB and Yamanouchi Pharmaceutical Co., Ltd. The Company's wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD") is commercializing a line of diagnostic products to detect and monitor immune-related disorders.

(B)   Basis of Consolidation

The financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. T Cell Diagnostics was 84% owned until September 22, 1993. All intercompany transactions have been eliminated.

(C)   Cash, Cash Equivalents and Short-term Investments

Cash equivalents and investments are stated at the lower of amortized cost or market value. The majority of the Company's cash and cash equivalents are held by one bank and two investment brokers. The Company does not believe that it is subject to any unusual credit risk beyond the normal risk encountered in operating its business. Included in cash and cash equivalents at December 31, 1995 is $958,000 of short-term restricted cash (Note 3).

(D)   Revenue Recognition

The Company has entered into separate agreements with corporate collaborators for the performance of certain specified product developments. The product development agreements generally provide for periodic nonrefundable payments which are recognized as revenue as the work is performed. Cash payments received by the Company in advance of performing the work are recorded as deferred revenue.

Revenues from product sales are recorded when the product is shipped.

(E)   Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements.

(F)   Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(G)   Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over a five year period and computer equipment is depreciated over a three year period. Leasehold improvements are amortized over the shorter of the estimated useful life or the noncancelable term of the related lease.

(H)   Licenses, Patents and Trademarks

Included in other assets are purchased licenses, patents and trademarks which are capitalized and amortized over the shorter of the estimated useful lives or ten years using the straight-line method.

(I)   Loss Per Share

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Common stock equivalents are not included for any period presented, as their effect is antidilutive.

(J)   Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 allows the Company to account for its stock-based employee compensation plans based upon either a fair value method or under the intrinsic value method currently followed by the Company. If the current method is retained, SFAS 123 requires certain additional disclosures regarding the impact which the fair value method would have on the results of the Company's operations. The Company expects to adopt SFAS 123 in 1996 through disclosure only and therefore, such adoption will have no impact on the Company's financial position or results of operations.

(K)   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at December 31, 1995 and 1994 and the reported amounts of revenue and expense for the years ended December 31, 1995, 1994 and 1993. Actual results could differ from those estimates.

(L)   Reclassifications

Certain prior year information was reclassified to conform with the current year presentation.

2.    SHORT-TERM INVESTMENTS AND RESTRICTED CASH

As of January 1, 1994, the Company adopted Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Debt and Equity Securities". Under this standard, the Company is required to classify its investments in debt and equity securities into one or more of the following three categories:
held-to-maturity, trading or available-for-sale. All debt and equity securities classified as held-to-maturity are recorded at amortized cost. Trading securities are classified at fair market value and unrealized gains and losses are included in earnings. Available-for-sale securities are also recorded at fair market value with unrealized gains and losses reported in stockholders' equity. At December 31, 1995, the Company did not hold any debt and equity securities as all excess cash was held in money market funds. At December 31, 1994, the Company's excess cash was held in money market funds and debt and equity securities; all of the Company's debt and equity securities were classified as available-for-sale. The following is a summary of debt and equity securities as of December 31, 1994:

                                              Unrealized
                          Amortized     -----------------------
   Security Type           Cost          Gains        Losses       Market Value
- --------------------------------------------------------------------------------
Short-term bond fund     $9,513,000         --        $973,000      $8,540,000

Proceeds from maturities and other sales of securities for the year ended December 31, 1994 were $13,984,000, the related gross realized losses on such maturities and sales were $879,000 and gross realized gains were immaterial. Additionally, in December 1994, the Company decided, as a result of the duration and extent of the unrealized losses on its bond fund, that the unrealized loss was other than temporary and realized a loss of $973,000. In February 1995, the Company liquidated its investment in the bond fund; actual losses incurred approximated the amount recognized in 1994.

At December 31, 1995 $1,808,000 is pledged as collateral in accordance with the terms of the Company's operating lease agreement. In March 1996, the Company repaid a portion of the outstanding obligation under the operating lease, in conjunction with the sale of the research products and operations of TCD (Note
16). As a result, the amount remaining as collateral was reduced to $850,000 and $958,000 is included in cash equivalents.

3.    PROPERTY, EQUIPMENT AND LEASES

Property and equipment includes the following:

                                                 DECEMBER 31,     DECEMBER 31,
                                                     1995             1994
                                               ================================

          Laboratory Equipment                  $ 2,800,649      $ 3,153,536
          Office Furniture and Equipment            953,189          792,758
          Leasehold Improvements                    614,616          111,119
                                               --------------------------------

          Property and Equipment, Total           4,368,454        4,057,413
          Less Accumulated Depreciation
            and Amortization                     (3,196,317)      (2,997,220)
                                               --------------------------------

          Property and Equipment, Net           $ 1,172,137      $ 1,060,193
                                               ================================

Depreciation expense related to equipment and leasehold improvements was approximately $465,000, $649,000 and $676,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

In June 1994, the Company evacuated its former Cambridge, Massachusetts facility due to air quality problems and in October 1994 entered into a five-year lease for laboratory, office and warehouse space in Woburn, Massachusetts for its diagnostic business, and entered into a short-term sublease agreement for laboratory facilities and a short-term lease for office space in Needham, Massachusetts for its therapeutic business, which were combined into two-year agreements in March 1995. As part of the sale of the research products and operations of TCD, the lease for the Woburn facilities was assigned to Endogen.

Obligations for base rent under these and other noncancelable operating leases as of December 31, 1995 are approximately as follows:

   Year ending December 31, 1996                           $1,217,000
                            1997                              711,000
                            1998                              551,000
                            1999                              508,000
                            2000                               92,000
                            Thereafter                             --
                                                           ----------
                            Total minimum lease payments   $3,079,000
                                                           ----------

The Company's total rent expense was approximately $1,100,000, $1,100,000 and $1,200,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Beginning in March 1996, the Company's lease obligations were reduced as a result of the sale of the research products and operations of TCD to Endogen, Inc.

In August 1994, the Company entered into a five-year lease agreement to lease up to $2,000,000 of equipment. The lease agreement requires that the Company maintain certain restrictive covenants determined at the end of each fiscal quarter, including a cash, cash equivalents and short-term investments balance of not less than $10,000,000 and certain financial ratios. At September 30, 1995 the Company's cash, cash equivalents and short-term investments balance was below the minimum covenant requirement. In accordance with the lease agreement, in November 1995, the Company pledged as collateral to the lessor the cash amount outstanding on the lease. At December 31, 1995, $958,000 and $850,000 are recorded as short-term and long-term restricted cash, respectively. Under this agreement, the Company determines when lease payments will begin and interest is payable on all outstanding amounts until lease payments commence. At December 31, 1995 and 1994, $899,000 and $570,000, respectively, was outstanding for which the schedule for lease payments had not yet been established. In March 1996, the Company repaid approximately $980,000 of the outstanding total obligation under the lease in conjunction with the sale of the research products and operations of TCD, which has increased the amount of lease financing available to the Company.

4.    OTHER ASSETS

Other assets include the following:

                                         DECEMBER 31,        DECEMBER 31,
                                             1995                1994
                                        =================================
       Capitalized Patent Costs          $3,272,109         $2,131,202
       Accumulated Amortization            (577,624)          (403,099)
                                        ---------------------------------

       Capitalized Patent Costs, Net      2,694,485          1,728,103
       Other Non Current Assets             256,577            270,681
                                        ---------------------------------

                                         $2,951,062         $1,998,784
                                        =================================

Amortization expense for the years ended December 31, 1995, 1994 and 1993 relating to patent costs, purchased licenses and trademarks was approximately $254,000, $196,000 and $179,000, respectively.


5.    ACCRUED EXPENSES

Accrued expenses include the following:

                                               DECEMBER 31,       DECEMBER 31,
                                                   1995               1994
                                             ==================================

       Accrued License Fees                    $   47,584         $  397,779
       Accrued Funded Research                     19,350            127,529
       Accrued Royalties                           13,809            255,124
       Accrued Payroll and Employee Benefits      210,961            197,256
       Accrued Relocation Expenses                 79,725            255,000
       Accrued Clinical Trials                    195,944                 --
       Accrued Patent Costs                       228,981                 --
       Other Accrued Expenses                     708,232            579,820
                                             ----------------------------------

                                               $1,504,586         $1,812,508
                                             ==================================

6.    INCOME TAXES

                                                   YEAR ENDED DECEMBER 31,
                                          -------------------------------------------
                                              1995           1994           1993
                                          -------------------------------------------
Income tax benefit:
        Federal                           $ 2,984,812     $3,705,826     $2,777,761
        State                                 354,821      1,013,701        969,339
                                          -------------------------------------------

                                            3,339,633      4,719,527      3,747,100
Deferred tax assets valuation allowance    (3,339,633)    (4,719,527)    (3,747,100)
                                          -------------------------------------------

                                          $        --    $        --    $        --
                                          ===========================================

Deferred tax assets are comprised of the following at December 31:

                                                       1995           1994
                                                  =============================

Net Operating Loss Carryforwards                  $ 17,207,019    $ 14,072,019
Tax Credit Carryforwards                             2,921,484       2,690,852
Other                                                1,159,815       1,185,814
                                                  -----------------------------

Gross Deferred Tax Assets                           21,288,318      17,948,685
Deferred Tax Assets Valuation Allowance            (21,288,318)    (17,948,685)
                                                  -----------------------------

                                                  $         --    $         --
                                                  =============================

In reconciliation between the amount of reported income tax expenses and the amount computed using the U.S. Statutory rate of 35% follows:

                                                             1995           1994           1993
                                                        ===========================================
Loss at Statutory Rates                                  $(2,890,282)   $(4,054,243)   $(2,715,132)
Research and Development Credits                            (255,752)      (165,657)      (472,512)
State tax benefit, net of federal tax liabilities           (231,249)      (573,354)      (485,482)
Other                                                         37,650         73,727        (73,974)
Benefit of losses and credits not recognized,
     increase in valuation allowance                       3,339,633      4,719,527      3,747,100
                                                        -------------------------------------------

                                                         $        --    $        --    $        --
                                                        ===========================================

The Company has provided a full valuation allowance for deferred tax assets as management has concluded that it is more likely than not that the Company will not recognize any benefits from its net deferred tax asset. The timing and amount of future earnings will depend on numerous factors, including the Company's future profitability. The Company will assess the need for a valuation allowance as of each balance sheet date based on all available evidence.

At December 31, 1995, the Company has U.S. net operating loss carryforwards of $44,328,137, U.S. capital loss carryforwards of $1,852,324, and U.S. tax credits of $2,419,849 which expire at various dates from 1999 through 2010.

Under the Tax Reform Act of 1986, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards, research and development tax credits, and capital loss carryforwards which could be utilized.


7.    STOCKHOLDERS' EQUITY

(A)   Public and Private Stock Offerings

On November 7, 1995 the Company completed a private placement of 2,550,000 newly issued shares of common stock. Net proceeds were approximately $6,100,000 after deducting all associated expenses.

On December 10, 1993 the Company completed a private placement of 2,834,780 newly issued shares of common stock. Net proceeds were approximately $16,800,000 after deducting all associated expenses.

On September 22, 1993 the Company issued 660,000 shares of common stock in exchange for the outstanding 16% minority interest in T Cell Diagnostics.

(B)   Stock Purchase Warrants

In connection with the sale of Class B preferred stock, the Company sold 322,767 warrants in December 1985 and 201,731 warrants in February 1986 at $.02 per warrant to purchase an equal amount of common stock for $1.65 per share. As of December 31, 1995, all warrants were exercised.

(C)   Stock Options

The Company's 1991 Stock Compensation Plan (the "1991 Plan"), which is an amendment and restatement of the Company's 1985 Incentive Option Plan, permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and for other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

The Plan allows for a maximum of 3,700,000 shares of common stock to be issued prior to December 1, 2001. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price of stock options shall not be less than the fair market value of the common stock at the date of grant (110% of fair market value for options granted to holders of more than 10% of the voting stock of the Company).

A summary of the Stock Compensation Plan option activity is as follows:

                                                  OPTIONS          PRICE RANGE
================================================================================
OPTIONS OUTSTANDING AT DECEMBER 31, 1992        1,619,574         $ .60 - 20.00

      Options granted                             645,986          5.06 -  7.81
      Exercised                                  (102,085)          .60 -  6.63
      Canceled                                   (153,319)         3.00 - 10.88
- --------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT DECEMBER 31, 1993        2,010,156         $ .60 - 20.00

      Options granted                             926,089          2.50 -  6.81
      Exercised                                    (4,525)         2.13 -  5.25
      Canceled                                   (371,900)         3.00 - 13.19
- --------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT DECEMBER 31, 1994        2,559,820         $ .60 - 20.00

      Options granted                             620,523          2.50 -  4.59
      Exercised                                   (88,668)         2.63 -  5.25
      Canceled                                   (575,362)         2.13 - 13.19
================================================================================
OPTIONS OUTSTANDING AT DECEMBER 31, 1995        2,516,313         $ .60 - 20.00
================================================================================

In December 1995, the Company canceled 211,405 stock options and regranted 169,123 stock options resulting in a 42,282 decrease in options outstanding in connection with a repricing offer to non-officer employees, most of whom were long-term employees. Of the above, 2,516,313 stock options outstanding at December 31, 1995, 1,007,109 were incentive stock options and 1,509,204 were nonqualified stock options. At December 31, 1995, 454,455 of the outstanding incentive stock options were exercisable at $0.60 to $10.88 per share and 1,043,946 of the outstanding nonqualified stock options were exercisable at $2.00 to $20.00 per share. At December 31, 1995, options to purchase 571,516 shares of common stock were available for future grant under this plan.

(E)   Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (the "1994 Plan") was adopted on June 30, 1994. All full time employees of the Company are eligible to participate in the 1994 Plan. A total of 150,000 shares are reserved for issuance under this plan. An employee may participate voluntarily in any offering for up to 15% of their compensation to purchase up to 500 shares per year and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at the beginning of the offering period or the applicable exercise date. As of December 31, 1995, 21,028 shares had been purchased under the purchase plan, with shares issued from treasury shares.

(F)   Shareholder Rights Plan

On November 10, 1994, the Company's Board of Directors declared a dividend of one preferred share purchase right for each share of common stock outstanding. Each right entitles the holder to purchase from the Company one-one thousandth of a share of Series C-1 Junior Participating Cumulative Preferred Stock (a "Unit"), par value $.01 at a price of $16.00 per one-one thousandth of a share, subject to certain adjustments. The Units are exercisable only if a person or a group acquires 15% or more of the outstanding common stock of the Company or commences a tender offer which would result in the ownership of 15% or more of the Company's outstanding common stock. Once a Unit becomes exercisable, the plan allows the Company's shareholders to purchase common stock at a substantial discount. Unless earlier redeemed, the Units expire on November 10, 2004. The Company is entitled to redeem the Units at $.01 per Unit subject to adjustment for any stock split, stock dividend or similar transaction.

As of December 31, 1995 the Company has authorized the issuance of 350,000 shares of Series C-1 Junior Participating Cumulative Preferred Stock for use in connection with the shareholder rights plan.

8.    RESEARCH AND LICENSING AGREEMENTS

The Company funds certain portions of its research externally. The total costs funded externally were approximately $120,000, $140,000 and $760,000 for the years ended December 31, 1995, 1994 and 1993.

The Company enters into licensing agreements with several universities and research organizations. Under the terms of these agreements, the Company has received licenses or options to license technology, certain patents or patent applications. The Company is required to make payments of nonrefundable license fees and royalties which amounted to approximately $200,000, $336,000 and $153,000 for the years ended December 31, 1995, 1994 and 1993.

9.    PRODUCT DEVELOPMENT AND DISTRIBUTION AGREEMENTS

The Company's product development revenues were received from contracts with different organizations. Total revenue received by the Company in connection with these contracts for the years ended December 31, 1995, 1994 and 1993 were approximately $1,600,000, $3,700,000 and $5,600,000, respectively. A summary of these contracts is as follows:

(A)   Astra AB

In January 1992, the Company entered into a product development and distribution agreement with Astra AB ("Astra"), a worldwide pharmaceutical company headquartered in Sodertalje, Sweden, for the joint development and marketing of therapeutic products resulting from T Cell Sciences' proprietary T cell antigen receptor ("TCAR") technology. The products to be developed exclusively and jointly with Astra are monoclonal antibodies and protein-derived immunomodulators that may have efficacy in treating autoimmune diseases such as multiple sclerosis, Crohn's disease, and rheumatoid arthritis. The agreement calls for approximately $15,000,000 of initial funding and, in conjunction with the achievement of milestones and pursuant to options, the potential of additional funding up to $17,000,000 over several years. Revenue recognized for the years ended December 31, 1995, 1994 and 1993 was $1,400,000, $3,000,000 and
$5,100,000, respectively.

In December 1993 the Company amended its January 1992 product development and distribution agreement with Astra. In the amendment, Astra reaffirmed its original funding and agreed to increase its commitment by assuming responsibility for future development and manufacturing of the two initial monoclonal antibody candidates, TM27 and TM29, while the Company continues to be responsible for the initial peptide candidate, TP12. The royalty on future product sales to be paid to the Company by Astra has been adjusted to reflect Astra's substantial additional development and manufacturing commitment.

Included in revenue for 1995 is $318,000 from the reduction of the collaborator advance liability. The funds were advanced from Astra for the expansion of additional research space dedicated to joint TCAR product research. The collaborator advance liability was reduced based on the amended agreement and management's assessment of the Company's obligations with the agreement.

(B)   Yamanouchi Pharmaceutical Co., Ltd.

In December 1986 the Company entered into an agreement with Yamanouchi Pharmaceutical Co., Ltd. ("YPC") for the development and marketing of certain diagnostic products in Japan and in April 1989, the Company executed a new joint development agreement for several new diagnostic products for Japan. In May 1992, the Company expanded its relationship with YPC to include a product marketing arrangement for Japan and Taiwan related to several TRAx products in development. Revenues of approximately $500,000 were recognized under these agreements for the years ended December 31, 1994 and 1993.

(C)   Diamedix Corporation

In December 1995, the Company received a $175,000 signing fee associated with an exclusive distribution agreement with Diamedix Corporation to market TRAx CD4 and TRAx CD8 microtiter plate diagnostic kits to clinical diagnostic laboratories in the United States. The Company retains the rights to sell kits to certain research laboratories and pharmaceutical companies. Under the term of the agreement, the Company, in addition to the signing fee, will receive a purchase price for the supply of the kits and annual order commitments from Diamedix. The initial term of the agreement is five years.

(D)   SmithKline Beecham, p.l.c

In 1989, the Company signed an exclusive development and distribution contract for TP10 (sCR1) with SmithKline Beecham. The Company entered into a new agreement in October 1994, with SmithKline Beecham, superseding the original agreement. Under the new agreement, the Company regained exclusive rights to sCR1 in North America, including clinical development and marketing rights and SmithKline Beecham was granted an option for clinical development and marketing of injectable sCR1 outside of North America. The Company and SmithKline Beecham mutually agreed to terminate the October agreement in February 1995, with no future financial obligations to either party.

(E)   INCSTAR

In March 1994, the Company received a $250,000 signing fee associated with a distribution agreement with INCSTAR Corporation to market TRAx CD4 and TRAx CD8 kits in North America, Europe and most other countries of the world. During 1995, the Company and INCSTAR Corporation mutually agreed to terminate the agreement without any future financial obligations.

10.   NON-OPERATING INCOME(EXPENSE)

Non-Operating income(expense) includes the following:

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                               1995         1994          1993
                                           ======================================
   Interest and Dividend Income            $  604,634    $1,361,727    $  867,141
   Settlement of Lawsuit                    2,900,000            --            --
   Gain on Sale of Investments                100,000            --       326,311
   Realized Loss on Sale of Investments            --      (878,924)           --
   Other than Temporary Loss
     on Writedown of Investment                    --      (972,858)           --
                                           --------------------------------------

                                           $3,604,634    $ (490,055)   $1,193,452
                                           ======================================

11.   DEFERRED SAVINGS PLAN

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective May 1990, a tax-qualified deferred compensation plan for employees of the Company. Participants may make tax deferred contributions up to 15%, or $9,240, of their total salary in 1995. The Company may, at its discretion, make contributions to the plan each year matching up to 1% of the participant's total annual salary. Company contributions amounted to $39,000, $42,000 and $35,000 for the years ended December 31, 1995, 1994 and
1993.

12.   FOREIGN SALES AND SALES TO SIGNIFICANT CUSTOMER

Foreign Sales:
- -------------

Product sales were generated geographically as follows:

NET PRODUCT SALES FOR THE
TWELVE MONTHS ENDED              EUROPE          USA         ASIA         OTHER        TOTAL
- ----------------------------------------------------------------------------------------------

December 31, 1995             $  732,000    $  992,000     $491,000     $139,000    $2,354,000
December 31, 1994              1,187,000     1,455,000      526,000       63,000     3,231,000
December 31, 1993              1,754,000     1,162,000      424,000       54,000     3,394,000

Sales to Significant Customer:
- -----------------------------

In 1995 the Company had product sales to one customer of 12%.

13.   FACILITY RELOCATION EXPENSE

In June 1994, the Company temporarily vacated its headquarters building at 38 Sidney Street in Cambridge, Massachusetts due to air quality problems within the building causing certain employees to experience skin and respiratory irritation. During the third quarter of 1994, the Company determined that it could not return to the building and ensure the protection of its employees health. As a result, the Company moved its headquarters to Needham, Massachusetts and its diagnostic subsidiary to Woburn, Massachusetts. The costs to physically move property and establish computer and telephone networks at alternate sights, write-off the net book value of leasehold improvements and legal and other costs directly associated with vacating the Sidney Street location are included as relocation expense.

The total amount charged to relocation expense was included in the Company's property and business interruption claims with its insurer. In July 1995, the Company brought suit against its insurance carrier and the policy underwriter for a judgment that the Company is entitled to insurance coverage for its property and business interruption losses incurred as a result of the forced evacuation and relocation. In November 1995, the Company received $2,900,000 as a result of a settlement agreement and the lawsuit was dismissed.

14.   LITIGATION

In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant has filed counterclaims, alleging the Company has breached its lease obligations and the landlords mortgagor has filed claims against the Company for payment of the same rent alleged to be owed. The Company believes at this time that it will prevail on the merits of the lawsuits and is vigorously defending the claims brought against it. Due to the pre-trial stage of the lawsuits, a range of potential losses, which the Company believes are unlikely, cannot be estimated at this time. Accordingly, no accrual has been made in the financial statements relative to any potential effects on the Company's future operating results. The Company's insurance carrier is reimbursing the Company for certain legal expenses associated with the counterclaims, under reservation of rights. (See Item 3., Legal Proceedings.)

15.   RELATED PARTY TRANSACTION

During 1995, the Company entered into a Placement Agency Agreement with a firm whereby the Company paid $165,000 in fees for the private placement of stock of the Company with certain investors. A Managing Director of the firm is also a Director of the Company.

16.   SALE OF PORTION OF DIAGNOSTIC BUSINESS

On March 5, 1996 the Company sold to Endogen, Inc. the research products and operations of TCD for a purchase price of approximately $2,880,000, while retaining the TRAx diagnostic product franchise. The consideration for this sale was paid in the form of a convertible subordinated note receivable (the "Convertible Note") in the principal amount of $1,900,000, subject to final purchase price adjustment, and a combination of cash and a short-term note used to repay approximately $980,000 of obligations under the Company's operating lease. The Convertible Note is due in semi-annual installments over a five year period commencing September 1, 1996 with interest receivable thereon at a rate of 7% per annum. The outstanding principal balance of the Convertible Note is convertible at any time at the option of the Company into shares of common stock of Endogen. Additionally, the Company may receive a royalty on certain of Endogen's sales of research products.

Assets included in the December 31, 1995 consolidated balance sheet relating to the portion of the diagnostic business sold to Endogen in March 1996 include net accounts receivable of approximately $329,000, inventories of approximately $403,000, other current and long-term assets of approximately $288,000 and property and equipment of approximately $537,000. Certain payables and accruals at December 31, 1995 attributable to the portion of the business sold amounted to approximately $227,000. In addition, substantially all product sales and approximately $1,836,000 of cost of product sales for the year ended December 31, 1995 relate to the portion of the business sold.



ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES

The Company's Form 8-K dated February 10, 1994, reporting a change of the Company's independent accountant effective February 10, 1994, is hereby incorporated by reference.


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Proposal 1 - Election of Directors" and "Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996, is hereby incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information under the Section "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996 is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information under the Section "Beneficial Ownership of Common Stock" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996, is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Proposal 1 - Election of Directors" and "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996, is hereby incorporated by reference.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(A) The following documents are filed as part of this Form 10-K:

      (1)    Financial Statements:
             --------------------

      See "Index to Consolidated Financial Statements" at Item 8.

      (2)    Financial Statement Schedules:
             -----------------------------

      Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

      (3)    Exhibits:
             --------

  No.              Description                      Page No.
- --------------------------------------------------------------------------------
  2.1      Agreement of Merger             Incorporated by reference
           among the Company, T            to the Company's report
           Cell Acquisition Corp.          on form 8-K filed
           and T Cell Diagnostics,         September 22, 1993
           Inc. dated August 20,
           1993 relating to
           reconsolidation of the
           Company's subsidiary

  2.2      Asset Purchase                  Incorporated by reference
           Agreement among                 to the Company's report
           Endogen, Inc., T Cell           on form 8-K filed March
           Diagnostics, Inc., with         20, 1996
           the Company dated
           March 4, 1996

  3.1      Third Restated Certificate      Incorporated by reference
           of Incorporation of the         to the Company's Annual
           Company                         Report on Form 10-K for
                                           the year ended April 30,
                                           1991

  3.2      Certificate of Amendment        Incorporated by reference
           of Third Restated               to the Company's Annual
           Certificate of                  Report on Form 10-K for
           Incorporation of the            the year ended December
           Company                         31, 1992

  3.3      Certificate of Designation      Incorporated by reference
           for series C-1 Junior           to the Company's Annual
           Participating Cumulative        Report on Form 10-K for
           Preferred Stock                 the year ended December
                                           31, 1994

  3.4      Amended and Restated            Incorporated by reference
           By-Laws of the Company          to the Company's report
           as of November 10, 1994         on Form 8-K dated
                                           November 10, 1994

  4.1      Form of Purchase                Incorporated by reference
           Agreement dated                 to Exhibit 10.1 of the
           November 23, 1993               Company's Registration
           relating to the Company's       Statement on Form S-3
           private placement of            (Reg. No. 33-72172)
           Common Stock

  4.2      Shareholder Rights              Incorporated by reference
           Agreement dated                 to the Company's report
           November 10, 1994               on Form 8-K dated
           between the Company             November 10, 1994
           and State Street Bank and
           Trust Company as Rights
           Agent

  4.3      Form of Stock Purchase          Incorporated by reference
           Agreement dated October         to Exhibit 10.1 of the
           27, 1995 relating to the        Company's Registration
           Company's private               Statement on Form S-3
           placement of  Common            (Reg. No. 33-64021)
           Stock

  4.4      Form of Stock Purchase          Incorporated by reference
           Agreement dated                 to Exhibit 10.1 of the
           November 3, 1995                Company's Registration
           relating to the Company's       Statement on Form S-3
           private placement of            (Reg. No. 33-64021)
           Common Stock

  10.1     Amended and Restated            Page
           1991 Stock Compensation
           as of April 1, 1995

  10.2     1994 Employee Stock             Incorporated by reference
           Purchase Plan                   to the Company's
                                           Registration Statement on
                                           Form S-8 filed June 8,
                                           1994

  10.3     Product Development and         Incorporated by reference
           Distribution Agreement          to the Company's report
           between Astra AB and the        on Form 8-K filed on
           Company dated January           February 13, 1992
           30, 1992, portions of
           which are subject to
           confidential treatment

  10.4     Commercial Lease                Incorporated by reference
           Agreement of October 15,        to the Company's Annual
           1994 between T Cell             Report on Form 10-K for
           Diagnostics, Inc. and           the year ended December
           Cummings Properties             31, 1994
           Management

  10.5     Performance Plan of the         Incorporated by reference to the
           Company                         Company's Annual Report on Form
                                           10-K for the transition period
                                           ended December 31, 1992

  10.6     Employment Agreement            Incorporated by reference
           between the Company             to the Company's Annual
           and Alan W. Tuck dated          Report on Form 10-K for
           February 6, 1992                the transition period
                                           ended December 31, 1992

  10.7     Consulting Agreement            Page
           between the Company
           and Patrick C. Kung
           dated January 1, 1996

  10.8     Form of Agreement               Incorporated by reference
           relating to Change of           to the Company's Annual
           Control                         Report on Form 10-K for
                                           the transition period
                                           ended December 31, 1992

  10.9     Termination Agreement           Incorporated by reference
           between the Company             to the Company's report
           and SmithKline Beecham          on Form 8-K filed April
           p.l.c. relating to sCR1         27, 1995
           dated April 7, 1995,
           portions of which are
           subject to confidential
           treatment

  10.10    Pledge Agreement                Incorporated by reference
           between the Company             to the Company's
           and Fleet Credit                Quarterly Report on Form
           Corporation dated               10-Q for September dated
           October 24, 1995                September 30, 1995

  16.0     Letter regarding Change         Incorporated by reference
           in Certifying Accountant        to the Company's report
                                           on Form 8-K dated
                                           February 10, 1994

  21.0     List of Subsidiaries            Incorporated by reference
                                           to the Company's Annual
                                           Report on Form 10-K for
                                           the fiscal year ended
                                           December 31, 1993

  23.0     Consents of Independent         Page
           Accountants


(B) Reports on Form 8-K.

During 1995, the following reports on Form 8-K were filed: Form 8-K dated April 7, 1995 (portions of which is subject to confidential treatment) and Form 8-K dated May 19, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T CELL SCIENCES, INC.                                           DATE

by: s/Alan W. Tuck                                        April 1, 1996
    --------------
    Alan W. Tuck
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

   SIGNATURE                       TITLE                                            DATE

    s/Alan W. Tuck                 President, Chief Executive Officer,              April 1, 1996
    ----------------               Acting Chief Financial Officer and Director
    (Alan W. Tuck)

    s/James D. Grant               Chairman of the Board and Director               April 1, 1996
    ----------------
    (James D. Grant)

    s/Patrick C. Kung              Vice Chairman of the Board and Director          April 1, 1996
    -----------------
    (Patrick C. Kung)

    s/John P. Munson               Director                                         April 1, 1996
    ----------------
    (John P. Munson)

    s/Thomas R. Ostermueller       Director                                         April 1, 1996
    ------------------------
    (Thomas R. Ostermueller)

    s/John Simon                   Director                                         April 1, 1996
    ------------
    (John Simon)