Form 10-Q
period 1996-03-31
T CELL SCIENCES INC
filed 1996-05-15
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.
                                          ---------------

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
                                       ---    ---

                                                          Outstanding as of
                                      Class                 May 14, 1996
                                      -----                 ------------
                          Common Stock, par value $.001      19,899,032

                              T CELL SCIENCES, INC.

                                TABLE OF CONTENTS

                                 MARCH 31, 1996

                                                                           Page
                                                                           ----

PART I -- FINANCIAL INFORMATION
- -------------------------------
Consolidated Balance Sheets --
      March 31, 1996 and December 31, 1995...................................3

Consolidated Statements of Operations --
      Quarters ended March 31, 1996 and 1995.................................4

Consolidated Statements of Cash Flows --
      Three months ended March 31, 1996 and 1995.............................5

Notes to Consolidated Financial Statements...................................6

Management's Discussion and Analysis of Financial Condition and Results of
      Operations.............................................................7


PART II -- OTHER INFORMATION
- ----------------------------

Item 1.  Legal Proceedings...................................................9

Item 5.  Other Information..................................................10

Item 6.  Exhibits and Reports on Form 8-K
      A.  Exhibits..........................................................10
      B.  Reports on Form 8-K...............................................10

Signatures..................................................................11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

T CELL SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

                                                    MARCH 31,      DECEMBER 31,

                                                      1996            1995
==============================================================================
ASSETS
Current Assets:
  Cash and Cash Equivalents                      $  9,398,814     $ 12,275,217
  Accounts Receivable, Net                            106,854          339,167
  Inventories                                              --          403,293
  Prepaid Expenses and Other                          252,923          541,411
  Current Portion Note Receivable                     380,000               --
- ------------------------------------------------------------------------------

      Total Current Assets                         10,138,591       13,559,088
- ------------------------------------------------------------------------------

Property and Equipment, Net                           567,920        1,172,137
Restricted Cash                                       850,000          850,000
Long-Term Note Receivable                           1,649,751               --
Other Noncurrent Assets                             2,925,982        2,951,062
- ------------------------------------------------------------------------------

      Total Assets                               $ 16,132,244     $ 18,532,287
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                              $    158,634     $    724,944
   Accrued Expenses                                 1,528,832        1,504,586
   Deferred Revenue                                    80,583          121,083
- ------------------------------------------------------------------------------

      Total Current Liabilities                     1,768,049        2,350,613
- ------------------------------------------------------------------------------

Collaborator Advance                                  181,573          181,573
- ------------------------------------------------------------------------------

Stockholders' Equity:
   Common Stock, $.001 Par Value                       19,919           19,905
   Additional Paid-in Capital                      62,433,383       62,399,255
   Less:  Common Treasury Shares at Cost              (80,523)         (80,523)
   Accumulated Deficit                            (48,190,157)     (46,338,536)
- ------------------------------------------------------------------------------

      Total Stockholders' Equity                   14,182,622       16,000,101
- ------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Equity $ 16,132,244     $ 18,532,287
==============================================================================




See accompanying notes to financial statements

T CELL SCIENCES, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

                                                     MARCH 31,     MARCH 31,
                                                       1996          1995

============================================================================
OPERATING REVENUE:

Product Development and Licensing Agreements     $    91,217     $   588,676
Product Sales                                        497,613         596,441

- ----------------------------------------------------------------------------

      Total Operating Revenue                        588,830       1,185,117
- ----------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                348,335         492,906
Research and Development                           1,491,037       1,979,800
General and Administrative                           863,778       1,059,372
Marketing and Sales                                  185,027         292,876
- ----------------------------------------------------------------------------

      Total Operating Expenses                     2,888,177       3,824,954
- ----------------------------------------------------------------------------

Operating Loss                                    (2,299,347)     (2,639,837)

Non Operating Income, Net                            447,726         229,376
- ----------------------------------------------------------------------------

Net Loss                                         $(1,851,621)    $(2,410,461)
============================================================================

Net Loss Per Common Share                        $     (0.09)    $     (0.14)
============================================================================

Weighted Average Common Shares Outstanding        19,909,123      17,054,222
============================================================================











See accompanying notes to financial statements

T CELL SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                             MARCH 31,        MARCH 31,
                                                               1996             1995
- ----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $(1,851,621)       $(2,410,461)
   Adjustments to Reconcile Net Loss to Net Cash
      Used by Operating Activities:
         Depreciation and Amortization                        143,587            164,066
   Gain on Sale of Research Products and Operations of
      T Cell Diagnostics, Inc.                               (315,665)                --

Net Change in Current Assets and Total Liabilities           (718,997)          (903,050)
- ----------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                      (2,742,696)        (3,149,445)
- ----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Property and Equipment                     (981,808)            (1,625)
   Sale of Property and Equipment                             980,494            134,353
   Increase in Patents and Other Noncurrent Assets           (166,534)          (252,874)
   Redemption of Short Term Investments                            --          8,589,391
   Purchase of Short Term Investments                              --            (49,725)
- ----------------------------------------------------------------------------------------

   Net Cash Provided by Investing Activities                 (167,848)         8,419,520
- ----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Exercise of Stock Options                     34,141                 --
- ----------------------------------------------------------------------------------------

   Net Cash Provided by Financing Activities                   34,141                 --
- ----------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                      (2,876,403)         5,270,075

Cash and Cash Equivalents at Beginning of Period           12,275,217          7,644,653
- ----------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                $ 9,398,814        $12,914,728
- ----------------------------------------------------------------------------------------




See accompanying notes to financial statements

                              T CELL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


(1) NATURE OF BUSINESS
    ------------------

      T Cell Sciences, Inc. (the "Company"), is a research based emerging biotechnology company specializing in the understanding and treatment of diseases caused by the misregulation of the body's natural defense system. The Company was incorporated in the State of Delaware on December 9, 1983. T Cell Diagnostics, Inc. ("TCD"), a wholly-owned subsidiary of the Company, was formed in 1991 to capitalize on the sales of diagnostic and research products emanating from the Company's proprietary technology. On March 5, 1996 the Company sold the research products and operations of TCD to Endogen, Inc. while retaining the TRAx[Registered Trademark] diagnostic franchise.

      The consolidated financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2) INTERIM FINANCIAL STATEMENTS
    ----------------------------

      The accompanying financial statements for the three month periods ended March 31, 1996 and 1995 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles for interim reporting information and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at March 31, 1996 and December 31, 1995, the results of operations for the three month periods ended March , 1996 and 1995, and the cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the three month period ended March 31, 1996 is not necessarily indicative of results for any future interim period or for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) EQUIPMENT OPERATING LEASE
    -------------------------

      In August 1994, the Company entered into a five-year lease agreement to lease up to $2,000,000 of equipment. The lease agreement requires that the Company maintain certain restrictive covenants determined at the end of each fiscal quarter, including a cash, cash equivalents and short-term investments balance of not less than $10,000,000 and certain financial ratios. At September 30, 1995 the Company's cash, cash equivalents and short-term investments balance was below the minimum covenant requirement. In accordance with the lease agreement, in November 1995, the Company pledged as collateral to the lessor the cash amount outstanding on the lease. In March 1996, the Company repaid approximately $980,000 of the outstanding total obligation under the lease in conjunction with the sale of the research products and operations of TCD, which increased the amount of lease financing available to the Company. At March 31, 1996, $850,000 has been recorded as restricted cash.

(4) LITIGATION
    ----------

      In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant has filed counterclaims, alleging the Company has breached its lease obligations. The landlord's mortgagor has filed claims against the Company for payment of the same rent alleged to be owed. The Company believes at this time that it will prevail on the merits of the lawsuits and is vigorously defending the claims brought against it. Due to the pre-trial stage of the lawsuits, a range of potential losses, which the Company believes are unlikely, can not be estimated at this time. Accordingly, no accrual has been made in the financial statements relative to any potential effects on the Company's future operating results. The Company's insurance carrier is reimbursing the Company for certain legal expenses associated with the counterclaims, under reservation of rights.

(5) DISPOSITION OF ASSETS
    ---------------------

      On March 5, 1996, the Company sold the research products and operations of TCD to Endogen, Inc. ("Endogen") for a purchase price of approximately $2,900,000. The sale did not include the TRAx product franchise and related assets. The purchase price was paid in the form of a convertible subordinated note in the principal amount of $1,900,000, due in ten semi-annual installments commencing September 1, 1996 with interest receivable thereon at the rate of 7% per annum. The outstanding principal of the note is convertible at any time at the option of the Company into shares of common stock of Endogen. Endogen also paid the Company approximately $528,000 in cash and provided a $452,000 short term note receivable to fund the Company's purchase of certain property and equipment outstanding under an operating lease. These assets were transferred to Endogen upon closing of the sale. The short term note receivable was subsequently collected on March 27, 1996.


      Product sales and the cost of product sales related to the research products and operations sold to Endogen, and included in the consolidated T Cell
Sciences amounts for the three month periods ended March 31, 1996 and 1995, are as follows:

                                            For the Three Month
                                           Period Ended March 31,
                                            1996          1995
               Sales                      $390,459       $586,541
               Cost of Product Sales       273,259        484,725
               --------------------------------------------------
               Gross Profit                117,200        101,816



ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

                                    OVERVIEW

        On March 5, 1996, the Company sold to Endogen, Inc., the research products and operations of TCD, exclusive of the TRAx product franchise and related assets, for a purchase price of approximately $2,900,000. Consequently, the Company will further focus its resources on the development of therapeutic products including its lead therapeutic program which is developing compounds that inhibit a part of the immune system called the complement system. The Company will also continue the development of its TRAx product franchise and in 1996 expects to file a 510(k) application with the FDA for clearance to market TRAx CD8. The Company's future operating results and liquidity requirements will be dependent on the Company's ability to establish strategic partnering relationships to assist with the further development of the Company's therapeutics and TRAx technology and its ability to advance these technologies through the clinical trial process.

                              RESULTS OF OPERATIONS


      QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995 -- The Company reported a consolidated net loss of $1,851,621 or $.09 per share for the quarter ended March 31, 1996, compared with a net loss of $2,410,461 or $.14 per share for the quarter ended March 31, 1995. The decrease in net loss was primarily due to the sale of the research products and operations of TCD to Endogen on March 5, 1996, which resulted in a gain of $316,000 and reduced operating expenses for the quarter. Reduced expenses due to discretionary spending controls and a restructuring program implemented in 1995 partially offset by anticipated lower product development revenue combined with the gain to reduce the loss $563,000 or 23.3% in the first quarter of 1996 compared to the same period in 1995.

      Product development revenue decreased 84.5% or $497,000 to $91,000 for the quarter ended March 31, 1996 compared to the same quarter last year. The decrease for the quarter ended March 31, 1996 is primarily the result of anticipated lower revenue from the Company's collaborative partner, Astra AB. In accordance with its agreement with Astra, at March 31, 1996, the Company has approximately $81,000 of deferred revenue to recognize and will not receive additional research and development revenue funding. Product sales revenue was $498,000 for the quarter ended March 31, 1996 reflecting a 16.6% decrease compared to the same period last year. The decrease in product sales for the quarter ended March 31, 1996 is attributable to the sale of the research products and operations of TCD to Endogen, partially offset by an increase in TRAx product sales. As a result of the sale of the research products and operations of TCD to Endogen, the Company's product sales revenue for the quarter included research product sales for the first two months of the year only, compared with three months last year. The Company will not have any additional research product sales.

      Gross margins increased to 30.0% for the quarter ended March 31, compared to 17.4% for the quarter ended March 31, 1995 . The increase for the quarter compared to last year is primarily due to the impact of the restructuring program implemented in the second half of 1995 which partially offset the inefficiencies from producing at lower volumes.

      Research and development expenses were $1,491,000 for the quarter ended March 31, 1996 compared to $1,980,000 for the same period last year. The decrease is primarily attributable to the restructuring program implemented in the second half of 1995 which further focused the Company on priority projects combined with the sale of the research products and operations of TCD on March 5, 1996. In January 1996, the Company announced the start of a Phase IIa clinical trial evaluating the use of TP10, the Company's lead complement inhibitor, in patients with Adult Respiratory Distress Syndrome ("ARDS") and the Company expects to file a 510(k) application with the FDA during 1996 for clearance to market TRAx CD8, the second in the TRAx product line of in vitro diagnostic products.

      General and administrative expenses decreased $174,000 to $844,000 for the quarter ended March 31, 1996 from $1,018,000 for the comparable period last year. The decrease is mainly attributable to staff reductions combined with discretionary spending controls across all functional areas.

      Marketing and sales expenses decreased 36.8% to $185,000 for the quarter ended March 31, 1996 compared to $293,000 for the quarter ended March 31, 1995. Marketing and sales costs escalated through 1995 primarily due to the product launch of the TRAx CD4 test kit. In December 1995, the Company entered into an exclusive sales and distribution contract with Diamedix Corporation for the

TRAx CD4 and CD8 microtiter plate format products in the United States which, combined with the sale of the research products and operations of TCD in March 1996, minimized the Company's marketing and sales costs related to both the retained TRAx product franchise and the research product line for the quarter. As a result of the Company's reduced marketing and sales responsibilities for the TRAx products and the sale of the research products and operations of TCD, the Company expects marketing and sales expense to remain lower through 1996 compared to 1995.

      Non-operating income of $448,000 for the quarter ended March 31, 1996 includes a gain of $316,000 recognized from the sale of the research products and operations to Endogen. Interest income decreased 37.2% to $132,000 for the quarter ended March 31, 1996 compared with $229,000 for the quarter ended March 31, 1995. The decrease in interest income is primarily the result of lower cash balances during the quarter ended March 31, 1996 compared to the same period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents at March 31, 1996 decreased $2,876,000 to $9,399,000 from $12,275,000 at December 31, 1995. The decrease is primarily due to the net operating loss of $2,299,000 for the quarter ended March 31, 1996. Cash used in operations was $2,743,000 for the quarter ended March 31, 1996 compared to $3,149,000 for the quarter ended March 31, 1995. The $406,000 decrease in cash used is mainly due to a $345,000 decrease in net operating loss compared to 1995.

      The Company received a $1,900,000 convertible subordinated note receivable in the principal amount of $1,900,000 in connection with the sale of the research products and operations of TCD to Endogen. Payments are due in ten semi-annual installments commencing September 1, 1996 with interest receivable thereon at the rate of 7% per annum. The outstanding principal amount of the note is convertible at any time at the option of the Company into shares of common stock of Endogen.

      The Company has no long-term debt. During 1995, the Company entered into an operating lease agreement with a five year term to lease up to $2 million of equipment. The lease arrangement requires that the Company maintain certain restrictive financial covenants, determined at the end of each fiscal quarter. At September 30, 1995 the Company's cash, cash equivalents and short term investment balances were below the minimum covenant requirement. In November 1995, in accordance with the lease agreement, the Company pledged as collateral cash equal to the amount outstanding on the lease. At March 31, 1996 the Company had approximately $850,000 outstanding on the lease. The Company intends to continue to draw against the lease during 1996 to meet its capital requirements.

      The Company believes its current cash and cash equivalents combined with anticipated net cash provided by operations and other planned activities will be adequate to meet the Company's cash requirements for operations through 1996. The Company is considering alternative sources of funding and capital such as through partnering opportunities and financings.

      Certain of the statements set forth above and elsewhere in this report, including statements regarding anticipated revenue, expenses and cash projections, are forward-looking and are based upon the Company's current belief about future activities and events.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:
         -----------------

      No material changes since the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 5.  OTHER INFORMATION:
         -----------------

      On January 2, 1996 the Company announced the start of a Phase IIa clinical trial evaluating the use of the Company's lead complement inhibitor, TP10 in patients with Adult Respiratory Distress Syndrome (ARDS). The objectives of the study are to determine the effect of TP10 on neutrophil accumulation in the lungs of patients with ARDS and to study the ability of TP10 to improve the clinical outcome of patients with established ARDS.

      The Company announced on February 19, 1996 results of its second Phase I clinical trial evaluating TP10. The trial was for patients with first-time acute myocardial infarction. The objectives of the Phase I myocardial infarction trial were to determine the safety, pharmacokinetics and immunogenicity of TP10 in first-time, acute myocardial infarction patients.

      In March 1996, the Company announced a joint discovery and development agreement with ArQule, Inc. and a collaborative agreement with MYCOsearch, Inc. The ArQule agreement is aimed at identifying small molecules that can suppress or activate T cells. Both the Company and ArQule will jointly own the rights to any compounds resulting from the collaboration. The collaborative agreement signed with MYCOsearch is designed to utilize the Company's proprietary screening and functional assay technology to identify small molecule immunoregulatory therapeutic compounds using MYCOsearch's proprietary fungus and actinomycete fermentation extracts and natural products chemistry. Both the Company and MYCOsearch will share any commercialization opportunities associated with the collaboration.

      On April 25, 1996, the Company jointly announced with CytoTherapeutics, Inc. that the Company has licensed portions of its patent and technology rights regarding CR1 (Complement Receptor 1) to CytoTherapeutics for use in CytoTherapeutics' cell-based products for the delivery of therapeutic substances to the central nervous system. Under the agreement, the Company granted non-exclusive rights for the use of CR1 in any encapsulated-cell product. The license does not include rights to use CR1 for therapeutic effects. The agreement includes signing, milestone and royalty payments to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

A. EXHIBITS
      None

B. REPORTS ON FORM 8-K
      The Company reported on Form 8-K, dated March 5, 1996, the sale of the research products and operations of its wholly-owned subsidiary, T Cell Diagnostics, Inc., to Endogen, Inc. for a purchase price of approximately $2.9 million.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                T CELL SCIENCES, INC.

                                                BY: /s/ Alan W. Tuck
                                                    ----------------
                                                        Alan W. Tuck
                                   President, Chief Executive Officer
                                   and Acting Chief Financial Officer