Form 10-Q
period 1996-06-30
T CELL SCIENCES INC
filed 1996-08-14
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.
                                                 -------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-15006

                              T CELL SCIENCES, INC.
               (Exact name of registrant as specified in charter)

                DELAWARE                                NO. 13-3191702
        (State of Incorporation)             (I.R.S Employer Identification No.)

119 FOURTH AVENUE, NEEDHAM, MASSACHUSETTS                 02194-2725
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
                                      ---   ---

                                                     Outstanding as of
                    Class                             August 12, 1996
                    -----                             ---------------
        Common Stock, par value $.001                   19,946,601

                              T CELL SCIENCES, INC.

                                TABLE OF CONTENTS
                                  JUNE 30, 1996

                                                                                 Page
                                                                                 ----

PART I -- FINANCIAL INFORMATION
- -------------------------------

Condensed Consolidated Balance Sheets --
         June 30, 1996 and December 31, 1995....................................   3

Condensed Consolidated Statements of Operations --
         Quarters ended June 30, 1996 and 1995..................................   4
         Six Months ended June 30, 1996 and 1995................................   5

Condensed Consolidated Statements of Cash Flows --
         Six months ended June 30, 1996 and 1995................................   6

Notes to Condensed Consolidated Financial Statements............................   7

Management's Discussion and Analysis of Financial Condition and Results of
         Operations.............................................................   9

PART II -- OTHER INFORMATION
- ----------------------------

Item 1.  Legal Proceedings......................................................  12

Item 5.  Other Information......................................................  12

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits...........................................................  12
         B.  Reports on Form 8-K................................................  12

Signatures......................................................................  13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

T CELL SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                   JUNE 30,       DECEMBER 31,
                                                                     1996             1995
================================================================================================


ASSETS
Current Assets:

     Cash and Cash Equivalents                                   $  6,726,626      $ 12,275,217
     Accounts Receivable, Net                                           9,593           339,167
     Inventories                                                       14,600           403,293
     Prepaid Expenses and Other                                       288,787           541,411
     Current Portion Note Receivable                                  380,000                --
- ------------------------------------------------------------------------------------------------

         Total Current Assets                                       7,419,606        13,559,088
- ------------------------------------------------------------------------------------------------

Property and Equipment, Net                                           512,842         1,172,137
Restricted Cash                                                       850,000           850,000
Long-term Note Receivable                                           1,649,751                --
Other Noncurrent Assets                                             1,312,438         2,951,062
- ------------------------------------------------------------------------------------------------

         Total Assets                                            $ 11,744,637      $ 18,532,287
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                            $    177,429      $    724,944
     Accrued Expenses                                               1,204,494         1,504,586
     Deferred Revenue                                                      --           121,083
- ------------------------------------------------------------------------------------------------

         Total Current Liabilities                                  1,381,923         2,350,613
- ------------------------------------------------------------------------------------------------

Collaborator Advance                                                  181,573           181,573
- ------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                     19,966            19,905
     Additional Paid-in Capital                                    62,728,168        62,399,255
     Less: Common Treasury Shares at Cost                             (68,938)          (80,523)
     Accumulated Deficit                                          (52,498,055)      (46,338,536)
- ------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                10,181,141        16,000,101
- ------------------------------------------------------------------------------------------------

         Total Liabilities and Stockholders' Equity              $ 11,744,637      $ 18,532,287
================================================================================================

See accompanying notes to financial statements

T CELL SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995

                                                            JUNE 30,        JUNE 30,
                                                              1996            1995
=======================================================================================

OPERATING REVENUE:

Product Development and Licensing Agreements              $   179,396      $   547,940
Product Sales                                                   8,725          614,154
- ---------------------------------------------------------------------------------------

         Total Operating Revenue                              188,121        1,162,094
- ---------------------------------------------------------------------------------------


OPERATING EXPENSE:


Cost of Product Sales                                           2,837          452,413
Research and Development                                    1,437,072        2,013,800
General and Administrative                                  3,072,249          987,939
Marketing and Sales                                            97,880          444,504
- ---------------------------------------------------------------------------------------

         Total Operating Expenses                           4,610,038        3,898,656
- ---------------------------------------------------------------------------------------

Operating Loss                                             (4,421,917)      (2,736,562)

Non Operating Income, Net                                     114,019          151,689
- ---------------------------------------------------------------------------------------

Net Loss                                                  $(4,307,898)     $(2,584,873)
=======================================================================================

Net Loss Per Common Share                                 $     (0.22)     $     (0.15)
=======================================================================================

Weighted Average Common Shares Outstanding                 19,938,202       17,055,686
=======================================================================================

See accompanying notes to financial statements

T CELL SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                  JUNE 30,        JUNE 30,
                                                                    1996            1995
=============================================================================================

OPERATING REVENUE:

Product Development and Licensing Agreements                    $   270,613      $ 1,136,616
Product Sales                                                       506,338        1,206,939
- ---------------------------------------------------------------------------------------------

         Total Operating Revenue                                    776,951        2,343,555
- ---------------------------------------------------------------------------------------------


OPERATING EXPENSE:


Cost of Product Sales                                               351,172          941,663
Research and Development                                          2,928,109        3,993,600
General and Administrative                                        3,936,027        2,047,311
Marketing and Sales                                                 282,907          737,380
- ---------------------------------------------------------------------------------------------

         Total Operating Expenses                                 7,498,215        7,719,954
- ---------------------------------------------------------------------------------------------

Operating Loss                                                   (6,721,264)      (5,376,399)

Non Operating Income, Net                                           561,745          381,065
- ---------------------------------------------------------------------------------------------

Net Loss                                                        $(6,159,519)     $(4,995,334)
=============================================================================================

Net Loss Per Common Share                                       $     (0.31)     $     (0.29)
=============================================================================================

Weighted Average Common Shares Outstanding                       19,923,790       17,054,953
=============================================================================================

See accompanying notes to financial statements

T CELL SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                               JUNE 30,          JUNE 30,
Increase (Decrease) in Cash & Cash Equivalents                   1996              1995
===========================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                $(6,159,519)      $(4,995,334)
     Adjustments to Reconcile Net Loss to Net Cash
         Used by Operating Activities:
              Depreciation and Amortization                      280,873           291,026
     Gain on Sale of Research Products and Operations of
         T Cell Diagnostics, Inc.                               (309,753)               --
     Severance agreement stock option vesting acceleration       170,288                --
     Write-off of capitalized patent costs                     1,751,626                --
     Decrease of collaborator advance                                 --          (318,427)
     Net Change in Current Assets and Current Liabilities     (1,058,327)         (461,194)
- -------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                         (5,324,812)       (5,483,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                       (11,567)           (6,945)
     Sale/Disposal of Fixed Assets                                    --           106,961
     Increase in Patents and Trademarks                         (318,318)         (359,186)
     Redemption of Short Term Investments                             --         8,539,666
     Other Noncurrent Assets                                     (64,164)               --
- -------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                       (394,049)        8,280,496

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options                     158,685             7,124
     Sale of Stock                                                11,585            16,739
- -------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        170,270            23,863

- -------------------------------------------------------------------------------------------


Increase (Decrease) in Cash and Cash Equivalents              (5,548,591)        2,820,430


Cash and Cash Equivalents at Beginning of Period              12,275,217         7,644,653
- -------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                   $ 6,726,626       $10,465,083
===========================================================================================

See accompanying notes to financial statements

                              T CELL SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

(1) NATURE OF BUSINESS
    ------------------

         T Cell Sciences, Inc. (the "Company"), is a biopharmaceutical company engaged in the discovery and development of innovative drugs targeting the immune and inflammatory systems. The Company was incorporated in the State of Delaware on December 9, 1983. T Cell Diagnostics, Inc. ("TCD"), a wholly-owned subsidiary of the Company, was formed in 1991 to capitalize on the sales of diagnostic and research products emanating from the Company's proprietary technology. On March 5, 1996 the Company sold the research products and operations of TCD to Endogen, Inc. while retaining the TRAx[Registered Trademark] diagnostic franchise.

         The condensed consolidated financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2) INTERIM FINANCIAL STATEMENTS
    ----------------------------


         The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 1996 and 1995 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 1996 and December 31, 1995, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six month periods ended June 30 30, 1996 and 1995. The results of operations for the three and six month periods ended June 30, 1996 is not necessarily indicative of results for any future interim period or for the full year.


         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) EQUIPMENT OPERATING LEASE
    -------------------------

         In August 1994, the Company entered into a lease agreement to with a five-year term lease up to $2,000,000 of equipment. The lease agreement requires that the Company maintain certain restrictive covenants determined at the end of each fiscal quarter, including a cash, cash equivalents and short-term investments balance of not less than $10,000,000 and certain financial ratios. At September 30, 1995 the Company's cash, cash equivalents and short-term investments balance was below the minimum covenant requirement. In accordance with the lease agreement, in November 1995, the Company pledged as collateral to the lessor the cash amount outstanding on the lease. In March 1996, the Company repaid approximately $980,000 of the outstanding total obligation under the lease in conjunction with the sale of the research products and operations of TCD. At June 30, 1996, the Company had approximately $850,000 outstanding on the lease.

(4) LITIGATION
    ----------

         In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant has filed counterclaims, alleging the Company has breached its lease obligations. The landlord's mortgagor has filed claims against the Company for payment of the same rent alleged to be owed. The Company believes at this time that it will prevail on the merits of the lawsuits and is vigorously defending the claims brought against it. Due to the pre-trial stage of the lawsuits, a range of potential losses, which the Company believes are unlikely, can not be estimated at this time. Accordingly, no accrual has been made in the financial statements relative to any potential effects on the Company's future operating results. The Company's insurance carrier is reimbursing the Company for certain legal expenses associated with the counterclaims, under a reservation of rights, but has filed a motion for summary judgment seeking a determination of noncoverage. The Company has filed a motion to strike the insurer's motion for summary judgment on the grounds that it was not timely filed.

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

(6) WRITE-OFF OF CAPITALIZED PATENT COSTS
    -------------------------------------

         During the second quarter of 1996, as part of the Company's realignment of certain of its operations, the Company suspended internal funding of the research and development of its T Cell antigen receptor program pending completion of negotiations to transfer certain of its patent and license rights related to such technology to Astra AB ("Astra"). In June 1996, as a result of these negotiations and in accordance with Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated and subsequently wrote off approximately $1,752,000 of capitalized patent costs relating to its T Cell antigen receptor program.

(7) SEVERANCE AGREEMENT CHARGE
    --------------------------

         On May 29, 1996 the Company announced changes in it senior management. As part of the reorganization, the Company recorded a $425,000 charge to earnings resulting from a severance agreement with the Company's former President and Chief Executive Officer. The charge included a $255,000 severance payment and a non-cash charge of approximately $170,000 relating to the acceleration of certain stock option vesting rights.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

                                    OVERVIEW

         In an effort to focus its business operations on its therapeutic drug programs, the Company recently realigned certain of its operations. On March 5, 1996, the Company sold the operations and research product line of its wholly owned subsidiary TCD, excluding the TRAx product franchise and related assets, to Endogen for a purchase price of approximately $2,900,000. While the Company will continue the development of its TRAx product franchise, its present plan is to defer filing a 510(k) application with the FDA for clearance to market TRAx CD8 in the United States while it focuses on establishing a partnership for international distribution of its TRAx technology. Furthering its focus toward the development of proprietary therapeutic products, the Company reorganized its senior management in June 1996, with the appointment of Una S. Ryan Ph. D., its Chief Scientific Officer, to the position of President and Chief Operating Officer, and its Chairman James D. Grant, as Chief Executive Officer. The Company also appointed Norman W. Gorin as Chief Financial Officer.

         The Company has in the past developed and produced both therapeutic and diagnostic products, including the development of T cell receptor therapeutics in collaboration with Astra. The Company has recently suspended internal funding of the research and development of its T cell receptor therapeutic programs pending the conclusion of negotiations with Astra to transfer certain of its rights to the technology. In conjunction with these developments, the Company has written off certain capitalized patent costs related to the T cell receptor technology, incurring a $1,752,000 charge to earnings.

         The Company is now focusing its resources on the discovery and development of innovative drugs targeting the immune and inflammatory systems. The Company's lead therapeutic program is focused on developing compounds that inhibit complement activation which is part of the body's immune defense system. In January 1996, the Company initiated a Phase II clinical trial for the evaluation of the Company's lead therapeutic compound, TP10, in patients with ARDS. In July 1996, the Company initiated a Phase I/II clinical trial to prevent reperfusion injury in patients receiving lung transplants.

                              RESULTS OF OPERATIONS


         QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995 -- The Company reported a consolidated net loss of $4,308,000 or $.22 per share for the quarter ended June 30, 1996, compared with a net loss of $2,585,000 or $.15 per share for the quarter ended June 30, 1995. The increase in net loss was primarily due to a $1,752,000 write-off of certain capitalized patent costs combined with a $425,000 charge resulting from a severance agreement with its former President and Chief Executive Officer in June 1996. In addition, revenue decreased $974,000 for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 primarily due to lower product sales as a result of the sale of the research products and operations of the Company's diagnostic division in March 1996. Excluding the write-off of certain capitalized patent costs and the charge relating to the severance agreement, the net loss for the quarter decreased 17.6% or $454,000 for the quarter compared to the same period last year. This decrease was primarily due to the sale of the research products and operations combined with staff reductions and implementation of discretionary spending controls across all functional areas in the second half of 1995.

         Product development revenue decreased 67.3% or $369,000 to $179,000 for the quarter ended June 30, 1996 compared to the same quarter last year. The decrease for the quarter ended June 30, 1996 was primarily the result of anticipated lower revenue from Astra, the Company's collaborative partner. In accordance with its agreement with Astra, the Company will not receive additional research and development revenue funding. Included in product development revenue is a $100,000 non-refundable execution fee from CytoTherapeutics, Inc. In May 1996 the Company granted CytoTherapeutics a worldwide non-exclusive license to the Company's technology and patent rights relating to Complement Receptor 1 for a series of milestone payments and royalties. Product sales revenue was $9,000 for the quarter ended June 30, 1996 compared to $614,000 for the same period last year, and cost of product sales decreased $450,000 to $3,000 for the quarter compared to last year. The decrease in product sales and cost of product sales for the quarter ended June 30, 1996 is attributable to the sale of the research products and operations of TCD to Endogen.


         Research and development expenses were $1,437,000 for the quarter ended June 30, 1996 compared to $2,014,000 for the same period last year. The decrease is primarily attributable to the restructuring program implemented in the second half of 1995 which further focused the Company on priority projects, combined with the sale of the research products and operations of TCD on March 5, 1996.


        General and administrative expenses increased $2,084,000 to $3,072,000 for the quarter ended June 30, 1996 from $988,000 for the comparable period last year. The increase is due to the $425,000 charge resulting from a severance agreement with its former President and Chief Executive Officer in June 1996 and the write-off of certain capitalized patent costs of $1,752,000. Excluding the charge from the senior management reorganization and the write-down of the capitalized patent costs, general and administrative expenses decreased $93,000 or 9.4% for the quarter compared to last year. The decrease is mainly attributable to staff reductions combined with discretionary spending controls across all functional areas.


         Marketing and sales expenses decreased 78.0% to $98,000 for the quarter ended June 30, 1996 compared to $445,000 for the quarter ended June 30, 1995. The decrease in marketing and sales expenses is primarily due to the sale of the research products and operations of TCD in March 1996, combined with the December 1995 exclusive sales and distribution contract with Diamedix Corporation for the TRAx CD4 and CD8 microtiter plate format products in the United States.


         Non-operating income of $114,000 for the quarter ended June 30, 1996 reflects interest income which decreased 24.8% for the quarter ended June 30, 1996 compared with $152,000 for the quarter ended June 30, 1995. The decrease in interest income is primarily the result of lower cash balances during the quarter ended June 30, 1996 compared to the same period last year.


         SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995. For the six months ended June 30, 1996, the Company reported a consolidated net loss of $6,160,000 or $.31 per share, compared with a net loss of $4,995,000 or $.29 per share for the six months ended June 30, 1995. The increased loss for the six months ended June 30, 1996 compared to the same period last year was primarily due to the $1,752,000 write-off of certain capitalized patent costs, a $425,000 charge resulting from a severance agreement with Company's former President and Chief Executive Officer, lower product development revenue from Astra and lower product sales resulting from the sale of the research products and operations of the Company's diagnostic division in March 1996.

         Product development revenue decreased 76.2% or $866,000 for the six months ended June 30, 1996 compared to the same period last year. The decrease reflected the anticipated lower revenue from Astra. In accordance with its agreement with Astra, the Company will not receive additional research and development revenue funding. For the six months ended June 30, 1996, product development included a $100,000 non-refundable execution fee associated with an agreement granting CytoTherapeutics, Inc. a worldwide, nonexclusive license to the Company's technology and patent rights relating to Complement Receptor 1 for a series of milestone payments and royalties.

         Product sales revenue for the six months ended June 30, 1996 decreased 58.1% to $506,000 compared to $1,207,000 for the comparable period last year. The decrease in product sales for the six months ended June 30, 1996 is attributable to the sale of the research products and operations of TCD to

Endogen, partially offset by an increase in TRAx product sales. As a result of the sale of the research products and operations of TCD to Endogen, the Company's product sales revenue for the period included product sales for the first two months of the year only, compared with six months last year. The Company does not anticipate having additional research product sales in the foreseeable future.

         For the six months ended June 30, 1996, research and development expenses were $2,928,000 compared to $3,994,000 for the same period last year. The decrease is primarily attributable to the restructuring program implemented in the second half of 1995 which further focused the Company on priority projects combined with the sale of the research products and operations of TCD on March 5, 1996. In January 1996, the Company announced the start of a Phase IIa clinical trial evaluating the use of TP10 in Patients with ARDS.

         General and administrative expenses increased to $3,936,000 for the six months ended June 30, 1996 from $2,047,000 for the comparable period last year. Excluding the $425,000 charge resulting from the severance agreement with the Company's former President and Chief Executive Officer in June 1996 and the $1,752,000 write-off of capitalized patent costs, general and administrative costs decreased 14.1% or $288,000 for the six months compared to last year. The decrease is mainly attributable to staff reductions combined with the implementation of discretionary spending controls across all functional areas.

         Non-operating income of $562,000 for the six months ended June 30, 1996 includes a gain of $310,000 recognized from the sale of the research products and operations to Endogen. Interest income decreased 33.9% to $252,000 for the six months ended June 30, 1996 compared with $381,000 for the six months ended June 30, 1995. The decrease in interest income is primarily the result of lower cash balances during the six months ended June 30, 1996 compared to the same period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at June 30, 1996 decreased $5,548,000 to $6,727,000 from $12,275,000 at December 31, 1995. The decrease is primarily due to the net operating loss of $6,160,000 for the six months ended June 30, 1996 adjusted for the non-cash write-off of capitalized patent costs of $1,752,000. Cash used in operations was $5,325,000 for the six months ended June 30, 1996 compared to $5,484,000 for the six months ended June 30, 1995. The $159,000 decrease in cash used is primarily due to a $832,000 decrease in net operating loss, adjusted for the write-off of capitalized patent costs and a charge resulting from a severance agreement with the Company's former President and Chief Executive Officer.

         The Company received a convertible subordinated note receivable in the principal amount of $1,900,000 in connection with the sale of the research products and operations of TCD to Endogen. Payments are due in ten semi-annual installments commencing September 1, 1996 with interest receivable thereon at the rate of 7% per annum. The outstanding principal amount of the note is convertible at any time at the option of the Company into shares of common stock of Endogen.

         The Company has no long-term debt. During 1994, the Company entered into an operating lease agreement with a five year term to lease up to $2 million of equipment. The lease arrangement requires that the Company maintain certain restrictive financial covenants, determined at the end of each fiscal quarter. At September 30, 1995 the Company's cash, cash equivalents and short-term investment balances were below the minimum covenant requirement. In November 1995, in accordance with the lease agreement, the Company pledged as collateral cash equal to the amount outstanding on the lease. At June 30, 1996, the Company had approximately $850,000 outstanding on the lease.

         The Company believes its current cash and cash equivalents combined with anticipated net cash provided by operations will be adequate to meet the Company's cash requirements for operations through 1996. The Company filed a Registration Statement with the Securities and Exchange Commission on
July 23, 1996.

relating to the public offering of up to 5,000,000 shares of its common stock. If all 5,000,000 shares of Common Stock offered are sold at the public offering price of $2.9375 assumed in the Registration Statement, the Company anticipates that it will have sufficient cash to fund its operations through the end of 1997. The Company is considering alternative sources of funding and capital such as through partnering and financing opportunities.

Certain of the statements set forth above and elsewhere in this Prospectus, including statements regarding anticipated revenue, expenses and cash projections, are forward-looking and are based upon the Company's current belief about further activities and events. Actual results may differ materially from anticipated results.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:
         -----------------

         No material changes since the Company's annual report on Form 10-K for the year ended December 31, 1995.


ITEM 5.  OTHER INFORMATION:
         -----------------

        The Company announced on July 2, 1996 that it has been issued a U.S. patent for the proprietary technology and testing kits used in the TRAx product line, including TRAx CD4, a diagnostic product used to measure the number of CD4 cells in blood. The TRAx CD4 test kit represents the first diagnostic product utilizing this technology providing laboratories with a cost efficient alternative to flow cytometry.

         On July 23, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission relating to a public offering by the Company of up to 5,000,000 shares of its common stock.

         On August 1, 1996, the Company announced the start of patient enrollment in a Phase I/II clinical trial evaluating the use of the Company's lead complement inhibitor, TP10, in patients with reperfusion injury following lung transplant surgery. The objectives of the trial are to determine the safety and pharmacokinetics of TP10 in patients following lung transplant surgery, and to determine the ability of TP10 to reduce reperfusion injury and improve lung function in patients following lung transplant surgery.

        The Company announced on August 13, 1996 that Dr. Una S. Ryan has been appointed Chief Executive Officer in addition to her current position as President of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

A. EXHIBITS

         None

B. REPORTS ON FORM 8-K

         The Company reported on Form 8-K, dated June 3, 1996, the changes in its senior management with the appointment of Dr. Una Ryan as President and Chief Operating Officer. Mr. James D. Grant, Chairman of the Board of the Company, assumed the position of Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             T CELL SCIENCES, INC.

                                             BY: /s/ Norman W. Gorin
                                                 -------------------------------
                                                 Norman W. Gorin
                                                 Vice President, Finance
                                                 and Chief Financial Officer