Form 10-Q/A
period 1996-06-30
T CELL SCIENCES INC
filed 1996-08-23
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-Q/A

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

                              T CELL SCIENCES, INC.

                                TABLE OF CONTENTS
                                  JUNE 30, 1996

                                                                                 Page
                                                                                 ----

PART I -- FINANCIAL INFORMATION
- -------------------------------

Condensed Consolidated Balance Sheets --
         June 30, 1996 and December 31, 1995....................................   3

Condensed Consolidated Statements of Operations --
         Quarters ended June 30, 1996 and 1995..................................   4
         Six Months ended June 30, 1996 and 1995................................   5

Condensed Consolidated Statements of Cash Flows --
         Six months ended June 30, 1996 and 1995................................   6

Notes to Condensed Consolidated Financial Statements............................   7

Management's Discussion and Analysis of Financial Condition and Results of
         Operations.............................................................   9

PART II -- OTHER INFORMATION
- ----------------------------

Item 1.  Legal Proceedings......................................................  12

Item 5.  Other Information......................................................  12

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits...........................................................  13
         B.  Reports on Form 8-K................................................  13

Signatures......................................................................  14

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

         Product sales revenue for the six months ended June 30, 1996 decreased 58.1% to $506,000 compared to $1,207,000 for the comparable period last year. The decrease in product sales for the six months ended June 30, 1996 is attributable to the sale of the research products and operations of TCD to

Endogen, partially offset by an increase in TRAx product sales. As a result of the sale of the research products and operations of TCD to Endogen, the Company's product sales revenue for the period included research product sales for the first two months of the year only, compared with six months last year. The Company does not anticipate having additional research product sales in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        On May 21, 1996 the Company held its Annual Meeting of Stockholders at which the voters elected six directors to its Board of Directors.

        At the Company's Annual Meeting of Stockholders, the following were elected to the Board of Directors:

                                           For              Withheld Authority
                                           ---              ------------------

                James D. Grant          14,555,745              129,054
                Patrick C. Kung         14,553,065              131,734
                Alan W. Tuck            14,552,965              131,834
                John P. Munson          14,553,265              131,534
                John Simon              14,555,345              129,454
                Thomas R. Ostermueller  14,555,845              128,954

        The number of shares issued, outstanding and eligible to vote as of the record date of March 29, 1996 were 19,896,804. Quorum was 14,685,799 shares represented by 259 proxies or 73.8% of the eligible voting shares tabulated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

A. EXHIBITS

        10.11 Lease between Fourth Avenue Ventures Limited Partnership and the Company dated May 1, 1996.

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