Form 10-Q
period 1996-09-30
T CELL SCIENCES INC
filed 1996-11-14
CIK 744218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

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
                                      ---   ---

                                                   Outstanding as of
                    Class                          November 12, 1996
                    -----
       Common Stock, par value $.001                    24,965,416

                             T CELL SCIENCES, INC.
                               Table of Contents
                               September 30, 1996

                                                                            Page
Part I -- Financial Information
Condensed Consolidated Balance Sheets --
        September 30, 1996 and December 31, 1995                              3

Condensed Consolidated Statements of Operations --
        Quarters ended September 30, 1996 and 1995                            4
        Nine months ended September 30, 1996 and 1995                         5

Condensed Consolidated Statements of Cash Flows --
        Nine months ended September 30, 1996 and 1995                         6

Notes to Condensed Consolidated Financial Statements                          7

Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9


Part II -- Other Information

Item 1.  Legal Proceedings                                                   12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K
        A.  Exhibits                                                         12
        B.  Reports on Form 8-K                                              12

Signatures                                                                   13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1996 and December 31, 1995

                                                   September 30,   December 31,
                                                       1996            1995
-------------------------------------------------------------------------------
ASSETS
Current Assets:
        Cash and Cash Equivalents                 $14,363,002      $12,275,217
        Accounts Receivable, Net                       15,668          339,167
        Inventories                                     7,400          403,293
        Prepaid Expenses and Other                    330,051          541,411
        Current Portion Note Receivable               400,596               --
-------------------------------------------------------------------------------
                Total Current Assets               15,116,717        13,559,088
-------------------------------------------------------------------------------
Property and Equipment, Net                           464,854         1,172,137
Restricted Cash                                       850,000           850,000
Long-term Note Receivable                           1,402,085                --
Other Noncurrent Assets                             1,423,218         2,951,062
-------------------------------------------------------------------------------
                Total Assets                      $19,256,874       $18,532,287
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts Payable                          $   122,142       $   724,944
        Accrued Expenses                              978,470         1,504,586
        Deferred Revenue                                   --           121,083
-------------------------------------------------------------------------------
                Total Current Liabilities           1,100,612         2,350,613
-------------------------------------------------------------------------------
Collaborator Advance                                  181,573           181,573
-------------------------------------------------------------------------------
Stockholders' Equity:
        Common Stock, $.001 Par Value                  24,966            19,905
        Additional Paid-in Capital                 72,791,819        62,399,255
        Less:  Common Treasury Shares at Cost         (68,938)          (80,523)
        Accumulated Deficit                       (54,773,158)      (46,338,536)
-------------------------------------------------------------------------------
                Total Stockholders' Equity         17,974,689        16,000,101
-------------------------------------------------------------------------------
                Total Liabilities and
                   Stockholders' Equity           $19,256,874       $18,532,287
===============================================================================

See accompanying notes to financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended September 30, 1996 and 1995


                                                   September 30,   September 30,
                                                       1996            1995
-------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements      $     1,187        $  192,812
Product Sales                                           9,125           569,205
-------------------------------------------------------------------------------
                Total Operating Revenue                10,312           762,017
-------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                   6,072           462,967
Research and Development                            1,520,799         2,000,878
General and Administrative                            821,561         1,037,399
Marketing and Sales                                   108,746           470,838
-------------------------------------------------------------------------------
                Total Operating Expenses            2,457,178         3,972,082
-------------------------------------------------------------------------------
Operating Loss                                     (2,446,866)       (3,210,065)

Non-Operating Income, Net                             171,763           104,951
-------------------------------------------------------------------------------
Net Loss                                          $(2,275,103)      $(3,105,114)
================================================================================
Net Loss Per Common Share                         $     (0.10)      $     (0.18)
================================================================================
Weighted Average Common Shares Outstanding         21,921,938        17,087,800
================================================================================

See accompanying notes to financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 1996 and 1995


                                                   September 30,   September 30,
                                                        1996            1995
-------------------------------------------------------------------------------

OPERATING REVENUE:

Product Development and Licensing Agreements       $   271,800      $ 1,329,428
Product Sales                                          515,463        1,776,144
-------------------------------------------------------------------------------
                Total Operating Revenue                787,263        3,105,572
-------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                  357,244        1,404,630
Research and Development                             4,448,908        5,994,478
General and Administrative                           4,757,588        3,084,710
Marketing and Sales                                    391,653        1,208,218
-------------------------------------------------------------------------------
                Total Operating Expenses             9,955,393       11,692,036
-------------------------------------------------------------------------------

Operating Loss                                      (9,168,130)      (8,586,464)

Non-Operating Income, Net                              733,508          486,016
-------------------------------------------------------------------------------
Net Loss                                           $(8,434,622)     $(8,100,448)
===============================================================================
Net Loss Per Common Share                          $     (0.41)     $     (0.47)
===============================================================================
Weighted Average Common Shares Outstanding          20,594,701       17,066,026
===============================================================================

See accompanying notes to financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 1996 and 1995

                                                   September 30,   September 30,
Increase (Decrease) in Cash & Cash Equivalents          1996            1995
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net Loss                                        $(8,434,622)    $(8,100,448)
   Adjustments to Reconcile Net Loss to
     Net Cash used by Operating Activities:
       Depreciation and Amortization                   373,025         402,172
   Gain on Sale of  Research Products and
     Operations of T Cell Diagnostics, Inc.           (282,980)             --
   Severance agreement stock option
     vesting acceleration                              170,288              --
   Write-off of capitalized patent costs             1,751,626              --
     Decrease in collaborator advance                       --        (318,427)
     Net change in Current Assets and
       Current Liabilities                          (1,379,776)       (779,880)
-------------------------------------------------------------------------------
Net Cash Used by Operating Activities               (7,802,439)     (8,796,583)

Cash Flows From Investing Activities:
     Acquisition of Property and Equipment             (26,882)       (686,783)
     Sale of Fixed Assets, Net                              --         108,059
     Other Noncurrent Assets                          (522,113)       (755,540)
     Payment Received on Note Receivable               200,297              --
     Redemption of Short Term Investments                   --       8,539,666
-------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities      (348,698)      7,205,402

Cash Flows From Financing Activities:
     Proceeds from Sale of Stock                        11,585          16,739
     Proceeds from Exercise of Stock Options           158,685         160,685
     Proceeds from Issuance of Common Stock         10,068,652              --
-------------------------------------------------------------------------------
Net Cash Provided by Financing Activities           10,238,922         177,424
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents     2,087,785      (1,413,757)
Cash and Cash Equivalents at Beginning of Period    12,275,217       7,644,653
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period         $14,363,002     $ 6,230,896
===============================================================================

See accompanying notes to financial statements

                             T CELL SCIENCES, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996


(1) Nature of Business

     T Cell Sciences, Inc. (the "Company"), is a biopharmaceutical company engaged in the discovery and development of innovative drugs targeting the immune and inflammatory systems. The Company was incorporated in the State of Delaware on December 9, 1983. T Cell Diagnostics, Inc. ("TCD"), a wholly-owned subsidiary of the Company, was formed in 1991 to capitalize on the sales of diagnostic and research products emanating from the Company's proprietary technology. On March 5, 1996 the Company sold the research products and operations of TCD to Endogen, Inc. while retaining the TRAx(R) diagnostic franchise.

     The condensed consolidated financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2) Interim Financial Statements

     The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 1996 and 1995 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at September 30, 1996 and December 31, 1995, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine month periods ended September 30, 1996 is not necessarily indicative of results for any future interim period or for the full year.

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

(3) Equipment Operating Lease

     In August 1994, the Company entered into a lease agreement with a five-year term to lease up to $2,000,000 of equipment. The lease agreement requires that the Company maintain certain restrictive covenants determined at the end of each fiscal quarter, including a cash, cash equivalents and short-term investments balance of not less than $10,000,000, and certain financial ratios. At September 30, 1995 the Company's cash, cash equivalents and short-term investments balance was below the minimum covenant requirement. In accordance with the lease agreement, in November 1995, the Company pledged as collateral to the lessor the cash amount outstanding on the lease. In March 1996, the Company repaid approximately $980,000 of the outstanding total obligation under the lease in conjunction with the sale of the research products and operations of TCD. At September 30, 1996 $850,000 is pledged as collateral in accordance with the terms of the operating lease.

(4) Litigation

     In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant has filed counterclaims, alleging the Company has breached its lease obligations. The landlord's mortgagor has filed claims against the Company for payment of the same rent alleged to be owed. The Company believes at this time that it will prevail on the merits of the lawsuits and is vigorously defending the claims brought against it. The Court has ordered a limited trial on certain factual issues to begin on November 18, 1996. The limited trial will not, however, resolve any of the ultimate disputes between the parties. No date has been set for trial on liability or damages. Due to the current stage of the lawsuits, a range of potential losses, which the Company believes are unlikely, cannot be estimated at this time. Accordingly, no accrual has been made in the financial statements relative to any potential effects on the Company's future operating results. The Company's insurance carrier is reimbursing the Company for certain legal expenses associated with the counterclaims, under a reservation of rights, but has filed a motion for summary judgment seeking a determination of noncoverage. The Company has filed an opposition to the insurer's motion for summary judgment. The Company has not been notified of any determination as of November 12, 1996.

(5) Disposition of Assets

     On March 5, 1996, the Company sold the research products and operations of TCD to Endogen, Inc. ("Endogen") for a purchase price of approximately $2,900,000 subject to final purchase price adjustments. The sale did not include the TRAx product franchise and related assets. The purchase price was paid in the form of a convertible subordinated note in the principal amount of $1,900,000, due in ten semi-annual installments commencing September 1, 1996 with interest receivable thereon at the rate of 7% per annum. The principal amount of the convertible subordinated note was subsequently increased to $2,002,978 to reflect the final purchase price adjustment. The outstanding principal of the note is convertible at any time at the option of the Company into shares of common stock of Endogen. Endogen also paid the Company approximately $528,000 in cash and provided a $452,000 short term note receivable to fund the Company's purchase of certain property and equipment outstanding under an operating lease. These assets were transferred to Endogen upon closing of the sale. The short term note receivable was subsequently collected on March 27, 1996.

(6) Write-off of Capitalized Patent Costs

     During the second quarter of 1996, as part of the Company's realignment of certain of its operations, the Company suspended internal funding of the research and development of its T cell antigen receptor program pending completion of negotiations to transfer certain of its patent and license rights related to such technology to Astra AB ("Astra"). In June 1996, as a result of these negotiations and in accordance with Statement of Accounting Standards No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated and subsequently wrote off approximately $1,752,000 of capitalized patent costs relating to its T cell antigen receptor program.

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

(8) Issuance of Common Stock

     On August 26, 1996, the Company completed a public offering of 5,000,000 shares of newly issued common stock. Net proceeds from the offering were approximately $10,069,000 after deducting all associated expenses.

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    Overview

     In an effort to strengthen the Company's financial position and to provide additional resources to focus on the discovery and development of innovative drugs targeting the immune and inflammatory systems, the Company successfully completed a public offering of 5,000,000 shares of its common stock in August 1996. The public stock offering yielded net proceeds of $10,069,000 which the Company anticipates using to fund ongoing clinical trials for its lead therapeutic program, research and development programs for its other product candidates, and for general working capital requirements. The Company's lead therapeutic program is focused on developing compounds that inhibit complement activation which is part of the body's immune defense system. In January 1996, the Company initiated a Phase II clinical trial for the evaluation of the Company's lead therapeutic compound, TP10, in patients with adult respiratory distress syndrome. In July 1996, the Company initiated a Phase I/II clinical trial to prevent reperfusion injury in patients receiving lung transplants. The Company is also engaged in the discovery and development of T cell activation inhibitors for the prevention of transplant rejection and autoimmune diseases, and a vaccine for the management of atherosclerosis. In September 1996 the Company was awarded a $100,000 Phase I Small Business Innovation Research grant from the National Institute of Health. The grant will contribute to the Company's program for the development of a vaccine for the management of atherosclerosis.

     The Company initiated efforts during the first half of 1996 to refocus its business operations on the development of proprietary therapeutic products. On March 5, 1996, the Company sold the operations and research product line of its wholly owned subsidiary TCD to Endogen, Inc. while retaining the TRAx product franchise and related assets. In June 1996, the Company reorganized its senior management with the appointment of Una S. Ryan, Ph. D., its Chief Scientific Officer, to the position of President and Chief Operating Officer. Dr. Ryan was subsequently appointed to the position of Chief Executive Officer in August 1996. The Company also appointed Norman W. Gorin as Chief Financial Officer.

     The Company has in the past developed and produced both therapeutic and diagnostic products, including the development of T cell receptor therapeutics in collaboration with Astra and the development of its TRAx technology. In the first half of 1996, the Company suspended internal funding of the research and development of its T cell receptor therapeutic programs and wrote off certain related capitalized patent costs pending the conclusion of ongoing negotiations with Astra to transfer certain of its rights to the technology. The Company has also deferred filing a 510(k) application with the FDA for clearance to market TRAx CD8 in the United States while it focuses on establishing a partnership for the TRAx technology.


     Results of Operations

     Quarter Ended September 30, 1996 Compared To Quarter Ended September 30, 1995 -- The Company reported a consolidated net loss of $2,275,000 or $.10 per share for the quarter ended September 30, 1996, compared with a net loss of $3,105,000 or $.18 per share for the quarter ended September 30, 1995. The $830,000 decrease in net loss was primarily due to a $1,515,000 decrease in operating expenses partially offset by a $752,000 decrease in operating revenue. These decreases are primarily due to the sale of the research products and operations of TCD to Endogen on March 5, 1996 combined with staff reductions and implementation of discretionary spending controls across all functional areas.

     Operating revenue for the quarter ended September 30, 1996 reflects the discontinuation of product development revenue from Astra, the Company's collaborative partner, and a decrease in product sales. In accordance with its agreement with Astra, the Company will not receive additional research and development revenue funding. Product sales revenue was $9,000 for the quarter ended September 30, 1996 compared to $569,000 for the same period last year. The decrease in product sales for the quarter ended September 30, 1996 is attributable to the sale of the research products and operations of TCD to Endogen.

     Research and development expenses were $1,521,000 for the quarter ended September 30, 1996 compared to $2,001,000 for the same period last year. The decrease is primarily due to the sale of the research products and operations of TCD on March 5, 1996.

     General and administrative expenses decreased $215,000 to $822,000 for the quarter ended September 30, 1996 from $1,037,000 for the comparable period last year. The decrease is mainly attributable to the sale of the research products and operations of TCD and discretionary spending controls across all functional areas.

     Marketing and sales expenses decreased 76.9% to $109,000 for the quarter ended September 30, 1996 compared to $471,000 for the quarter ended September 30, 1995. The decrease in marketing and sales expenses is primarily due to the sale of the research products and operations of TCD in March 1996, combined with the December 1995 exclusive sales and distribution contract with Diamedix Corporation for the TRAx CD4 and CD8 microtiter plate format products in the United States.

     Non-operating income of $172,000 for the quarter ended September 30, 1996 reflects an 89% increase in interest income for the quarter ended September 30, 1996 compared with $105,000 for the quarter ended September 30, 1995. The increase in interest income is primarily the result of higher cash balances during the quarter ended September 30, 1996 compared to the same period last year.

     Nine months Ended September 30, 1996 Compared To Nine months Ended September 30, 1995 -- For the nine months ended September 30, 1996, the Company reported a consolidated net loss of $8,435,000 or $.41 per share, compared with a net loss of $8,100,000 or $.47 per share for the nine months ended September 30, 1995. The increased loss for the nine months ended September 30, 1996 compared to the same period last year was primarily due to a $1,752,000 write-off of certain capitalized patent costs relating to the Company's T cell antigen receptor program, a $425,000 charge resulting from a severance agreement with Company's former President and Chief Executive Officer and lower product development revenue from Astra.

     Product development revenue decreased 79.6% or $1,058,000 for the nine months ended September 30, 1996 compared to the same period last year. The decrease reflected the anticipated lower revenue from Astra. In accordance with its agreement with Astra, the Company will not receive additional research and development revenue funding. For the nine months ended September 30, 1996, product development included a $100,000 non-refundable execution fee associated with an agreement granting CytoTherapeutics, Inc. a worldwide, nonexclusive license to the Company's technology and patent rights relating to Complement Receptor 1 for a series of milestone payments and royalties.

     Product sales revenue for the nine months ended September 30, 1996 decreased 71.0% to $515,000 compared to $1,776,000 for the comparable period last year. The decrease in product sales for the nine months ended September 30, 1996 is attributable to the sale of the research products and operations of TCD to Endogen, partially offset by an increase in TRAx product sales. As a result of the sale of the research products and operations of TCD to Endogen, the Company's product sales revenue for the period included research product sales for the first two months of the year only, compared with nine months last year. The Company does not anticipate having additional research product sales in the foreseeable future.

     For the nine months ended September 30, 1996, research and development expenses were $4,449,000 compared to $5,994,000 for the same period last year. The decrease is primarily attributable to the sale of the research products and operations of TCD on March 5, 1996.

     General and administrative expenses increased to $4,758,000 for the nine months ended September 30, 1996 from $3,085,000 for the comparable period last year. Excluding the $425,000 charge resulting from the severance agreement with the Company's former President and Chief Executive Officer in June 1996 and the $1,752,000 write-off of capitalized patent costs, general and administrative costs decreased 16.3% or $504,000 for the nine months compared to last year. The decrease is mainly attributable to staff reductions combined with discretionary spending controls across all functional areas.

     Non-operating income of $734,000 for the nine months ended September 30, 1996 includes a gain of $283,000 recognized from the sale of the research products and operations of TCD to Endogen. Interest income decreased 7.3% to $451,000 for the nine months ended September 30, 1996 compared with $486,000 for the nine months ended September 30, 1995. The decrease in interest income is primarily the result of lower cash balances during the nine months ended September 30, 1996 compared to the same period last year.

                        Liquidity and Capital Resources

     The Company's cash and cash equivalents at September 30, 1996 increased $2,088,000 to $14,363,000 from $12,275,000 at December 31, 1995. The increase is primarily due the $10,069,000 net proceeds from the public offering of 5,000,000 shares of the Company's common stock, $.001 par value. The increase was partially offset by the operating loss of $9,168,000 for the nine months ended September 30, 1996 adjusted for the non-cash write-off of capitalized patent costs of $1,752,000. Cash used in operations was $7,802,000 for the nine months ended September 30, 1996 compared to $8,797,000 for the nine months ended September 30, 1995. The $995,000 decrease in cash used is primarily due to a $1,340,000 decrease in operating loss, adjusted for the write-off of capitalized patent costs and a charge resulting from a severance agreement with the Company's former President and Chief Executive Officer, and was partially offset by a decrease in certain accrued liabilities.

     The Company received a convertible subordinated note receivable in the principal amount of $2,002,978 in connection with the sale of the research products and operations of TCD to Endogen. Payments are due in ten semi-annual installments commencing September 1, 1996 with interest receivable thereon at the rate of 7% per annum. The outstanding principal amount of the note is convertible at any time at the option of the Company into shares of common stock of Endogen.

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

     On August 26, 1996, the Company completed a public offering of 5,000,000 shares of its common stock at a price of $2.1875. Net proceeds from the offering were $10,069,000. The Company believes its current cash and cash equivalents will be adequate to meet the Company's cash requirements for operations through 1997. The Company is considering alternative sources of funding and capital such as through partnering and financing opportunities.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained herein that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the Company's ability to obtain substantial additional funding; (iii) the Company's ability to obtain required governmental approvals;
(iv) the Company's ability to attract manufacturing, sales, distribution and marketing partners; and (v) the Company's ability to develop and commercialize its products before its competitors.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     No material changes since the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 5.  OTHER INFORMATION:

     On August 27, 1996 the Company announced a public offering of 5.0 million shares of common stock offered by the Company at $2.1875 per share. The offering was managed by Genesis Merchant Group Securities as exclusive selling agent. The offering yielded proceeds of approximately $10.1 million, net of offering costs.

     The Company announced on September 16, 1996 that it had been awarded a $100,000 Phase I Small Business Innovation Research grant from the National Institute of Health. The grant will provide funds for the development of a transgenic rat atherosclerosis model which will contribute to the Company's program to develop a cholesterol ester transfer protein vaccine to reduce the risk of atherosclerosis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
     None

B. Reports on Form 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       T CELL SCIENCES, INC.

                                       BY: /s/  Norman W. Gorin
                                           ---------------------
                                                Norman W. Gorin
                                        Vice President, Finance
                                     and Chief Financial Officer