Form 10-K
period 1996-12-31
T CELL SCIENCES INC
filed 1997-03-26
CIK 744218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark one)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     [ X ]    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1996
      or
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     [   ]    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-15006

                             T CELL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                            13-3191702
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

                119 Fourth Avenue, Needham, Massachusetts 02194
               (Address of principal executive offices)(Zip Code)

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

The aggregate market value of common stock held by non-affiliates as of March 13, 1997 was $44,402,815 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. The number of shares of common stock outstanding at March 13, 1997 was: 24,946,601 shares.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997, are incorporated by reference into Part III of this Form 10-K.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this report, including Part I, Item 1: Business, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the Company's ability to obtain substantial additional funding; (iii) the Company's ability to obtain required governmental approvals;
(iv) the Company's ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) the Company's ability to develop and commercialize its products before its competitors.


                                     PART I

Item 1. BUSINESS

A.   General

T Cell Sciences, Inc. ("T Cell " or "TCS") is a biopharmaceutical company engaged in the discovery and development of innovative drugs targeting diseases of the immune, inflammatory and vascular systems. The Company's technology platforms are based on its understanding of the ways in which the body triggers its natural defense mechanisms. The Company's lead therapeutic program is focused on developing compounds that inhibit the inappropriate activation of the complement cascade, a vital part of the body's immune defense system. The Company has also established programs for the discovery and development of small-molecule immunoregulatory therapeutic compounds, for the prevention of immune rejection of transplanted organs and the treatment of autoimmune disorders, and for the development of a therapeutic vaccine for the treatment of atherosclerosis. As described below, in 1996 the Company realigned certain of its operations to focus on these three ongoing therapeutic drug discovery programs.

In March 1996, the Company sold the operations and research product line of its wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD") to Endogen, Inc. ("Endogen"), while retaining the TRAx(R) diagnostic product franchise (see Section C: "Diagnostic Business"). T Cell has outsourced distribution and manufacture of TRAx products, which are used primarily in the monitoring of T cell levels in HIV-infected individuals.

Also in March 1996, T Cell announced a series of collaboration agreements designed to utilize the Company's proprietary T cell screening and functional assay technology platform to identify small-molecule immunoregulatory therapeutic compounds (see Section B: "Therapeutic Drug Discovery Programs",
Item 2. "Small-Molecule Immunoregulators"). The Company entered into a strategic alliance with ArQule, Inc., which provides access to ArQule's proprietary, non-peptidic small-molecule arrays. The Company signed a collaborative agreement with MYCOsearch, Inc. (which was subsequently acquired by Oncogene Sciences, Inc.), which enables T Cell to screen that company's natural products libraries.

In May 1996, the Company completed a reorganization of senior management to reflect its focus on therapeutic drug discovery. T Cell appointed Una S. Ryan, Ph.D., as President and Chief Operating Officer and announced that Norman W. Gorin had joined the Company as Vice President, Finance and Chief Financial Officer. Subsequently, in August, the Company also named Dr. Ryan Chief Executive Officer.

In August 1996, the Company completed a financing, raising approximately $10.9 million through the sale of 5.0 million shares of common stock in a public follow-on offering.

In September 1996, the National Institutes of Health ("NIH") awarded the Company a $100,000, phase I Small Business Innovation Research ("SBIR") grant for the development of its cholesterol-lowering cholesteryl ester transfer protein ("CETP") vaccine for the prevention of atherosclerosis. (See Section B:
"Therapeutic Drug Discovery Programs" Item 3. "CETP Vaccine"). The funds will be used to develop a rat atherosclerosis model. In February 1997, the NIH awarded T Cell a second phase I SBIR grant to develop a novel DNA vaccine. In preclinical studies, rabbits treated with the vaccine showed an increase in HDL (high-density lipoprotein, or

"good" cholesterol) and exhibited significantly fewer atherosclerotic lesions in their blood vessels compared with untreated rabbits.

In December, the Company amended its collaboration with Astra AB, initiated in 1992 to develop products based on the Company's T cell antigen receptor ("TCAR") program (see Section B: "Therapeutic Drug Discovery Programs" Item 4. "T Cell Antigen Receptor"). The program has identified several compounds for evaluation as potential treatments for multiple sclerosis. Under the amended agreement, the Company has discontinued internal funding of the program and could receive royalties from product sales, as well as upfront and milestone payments which may total up to $4 million as certain clinical and commercial milestones are achieved.


B.   Therapeutic Drug Discovery Programs

     1. Complement Inhibition

T Cell's lead therapeutic program is focused on developing compounds that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in chronic inflammatory conditions. When complement is activated, it helps to identify and eliminate damaged tissue. In certain situations, however, excessive complement activation may destroy viable and healthy tissue and tissue which, though damaged, might recover. This excessive response compounds the effects of the initial injury or introduces unwanted tissue destruction in clinical situations such as organ transplants, other surgeries and treatment for heart attacks. Many independent published studies have reported that the Company's lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1 (sCR1), effectively inhibits the activation of the complement cascade in animal models. The Company believes that regulation of the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including adult respiratory distress syndrome ("ARDS"), reperfusion injury, organ transplant, multiple sclerosis, Alzheimer's disease, rheumatoid arthritis and lupus. In the United States, several million people are afflicted with these complement-mediated conditions.

T Cell started the complement program in 1988. From 1989 through 1994, TP10 was under development in a joint program with SmithKline Beecham, p.l.c., ("SB") and Yamanouchi Pharmaceutical Co. ("YPC"). During 1994, TCS and SB negotiated various amendments to the agreement and, in February 1995, the two companies agreed to a mutual termination by which T Cell regained all rights to the program except for co-marketing rights in Japan and Taiwan that are retained by SB and YPC.

Under T Cell's direction, in 1995, the first phase I clinical trial of TP10 in 24 patients at risk for ARDS was completed. Results of this trial were presented in October 1995 at The American College of Chest Physicians meeting. A second phase I safety trial for reperfusion injury was completed in December 1995 in 25 patients with first-time myocardial infarctions. This study was presented at the American Heart Association's Joint Conference on Thrombosis, Arteriosclerosis and Vascular Biology in February 1996. In each trial, TP10 demonstrated excellent safety and pharmacokinetic profiles with no drug- related adverse events, had a terminal phase half-life of at least 72 hours and was able to inhibit complement activity in a dose-dependent, escalating activity profile.

Based on these favorable results, in January 1996 TCS initiated a phase IIa trial in patients with established ARDS. This trial is an open-label, single-dose feasibility trial to determine the potential for efficacy of TP10 in reducing neutrophil accumulation in the lung and improved clinical outcome of patients with ARDS. During the second half of 1996, the Company initiated a series of steps, including broadening enrollment criteria, to modify this trial to improve the rate of patient accrual. The Company also began enrolling patients in a Phase I/II clinical trial in patients with reperfusion injury following lung transplantation in August 1996. This study is a randomized, placebo-controlled, double-blind trial consisting of single dosages of 10 mg/kg of TP10 as an intravenous infusion over 30 minutes. The trial is being conducted at multiple centers in North America and is intended to include a total of 60 patients with end-stage pulmonary disease who are undergoing lung transplant surgery. The Company anticipates completing both of these trials in the second half of 1997.

In addition to TP10, TCS has identified other product candidates to inhibit activation of the complement system. The lead candidate under research evaluation is a modified form of sCR1 (TP10) which has been changed to add the sLex carbohydrate structures. sLe(x) is a sugar structure which mediates binding to selectin proteins, which appear on the surface of activated endothelial cells as a pre-inflammatory event. Selectin-mediated binding of neutrophils to activated endothelial cells is a critical event in inflammation. The combined sCR1sLe(x) molecule has demonstrated increased functional benefits in in vitro and early in vivo experiments. During 1996, the Company confirmed the presence of the desired carbohydrate structures and their function in in vivo experiments and confirmed the presence of both anti-complement and selectin-binding functions in in vitro experiments.

sCR1sLe(x) may create new and expanded opportunities for the Company in complement and selectin-dependent indications such as stroke and myocardial infarction. The Company believes that this sCR1sLe(x) has the ability to target the complement-inhibiting CR1 to the site of inflammation and, at the same time, inhibit the leukocyte/endothelial cell adhesion process.

     2. Small Molecule Immunoregulators (SMIR)

As a direct result of over thirteen years of experience working with T cells and building on the Company's evaluation capabilities in molecular and cellular immunology and small-animal immunology models, the Company has developed a proprietary screening platform that it uses to identify small-molecule compounds which can regulate T cell activation. These whole cell screens are based on signal transduction and gene regulation directed to cytokine gene targets. T cell activation plays an important role in solid organ transplant rejection as well as in certain autoimmune diseases. The Company is seeking to develop an alternative treatment to existing immunosuppressants such as Cyclosporin and FK506 which, due to their toxicity, have limited application in chronic conditions. Despite this limitation, worldwide sales of Cyclosporin in 1995 exceeded $1 billion. TCS' basic approach is to combine the biological skills and proprietary screens it has developed with the small-molecule libraries created by other biotechnology companies.

In March 1996, T Cell announced a series of collaboration agreements designed to utilize the Company's proprietary T cell screening and functional assay technology platform to identify small-molecule immunoregulatory therapeutic compounds. The Company entered into a strategic alliance with ArQule, Inc., which provides access to ArQule's proprietary non-peptidic small-molecule arrays. The Company also signed a collaborative agreement with MYCOsearch, Inc., (which was subsequently acquired by Oncogene Sciences, Inc.) which enables T Cell to screen that company's natural products libraries. Under each agreement, T Cell and its partners will share rights to compounds identified using T Cell's screens. As of March 14, 1997, the Company has identified one immunostimulator hit and 20 immunosuppressor hits from screening activities with four distinct compound libraries from these two companies. Further research directed to pinpointing the mechanisms of activity and optimizing potency is underway.

     3. CETP Vaccine

The Company is developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP") which may be useful in reducing risk factors for atherosclerosis. CETP is a key intermediary in the balance of high-density lipoprotein ("HDL" or "good" cholesterol) and low-density lipoprotein ("LDL" or "bad" cholesterol). T Cell is developing a vaccine to stimulate an immune response against CETP which it believes may improve the ratio of HDL to LDL and reduce the potential of atherosclerosis. The Company has conducted studies of rabbits which had been administered the CETP vaccine and fed a high-cholesterol, high-fat diet. In these studies, vaccine-treated rabbits exhibited an increase in the level of HDL over 70-day and 108-day periods and exhibited relatively lesion-free blood vessels, while a control group of untreated rabbits showed no increase in HDL levels and developed significant blood vessel lesions. These studies have demonstrated, in animal models, the Company's ability to break immune tolerance, produce autoreactive antibodies to CETP, elevate HDL levels and reduce lesions.

Atherosclerosis is one of the leading causes of morbidity and mortality in the United States and most of the Western world. Current pharmacologic treatments require daily administration and can result in high costs and poor patient compliance. In 1995, the market for cholesterol-lowering drugs exceeded $4 billion worldwide. A vaccine directed at lowering CETP activity, such as the one being developed by the Company, may offer several advantages over conventional approaches, including not requiring daily dosing, lessened expense, reduced side effects, and improved patient compliance.

In September 1996, the National Institutes of Health (NIH) awarded the Company a $100,000, phase I Small Business Innovation Research (SBIR) grant for the development of a rat atherosclerosis model, affording better comparison to human atherosclerosis. In February 1997, the NIH awarded T Cell a second phase I SBIR grant to develop a novel DNA vaccine to reduce CETP.

     4. T Cell Antigen Receptor (TCAR)

In early 1992, TCS entered into a joint development program with Astra AB to develop products resulting from TCS' proprietary TCAR technology, which utilizes the T cell antigen receptor for selectively targeting the T cells involved in autoimmune diseases such as multiple sclerosis and rheumatoid arthritis. The original agreement was modified in December 1993 with Astra assuming all responsibility for the development of the lead antibody products and TCS retaining leadership of the first peptide product candidate. Under the original and modified agreements, TCS received funding support of approximately $15 million in the early years with the potential of up to $17 million of additional funding based on clinical progress. By the end of 1995, T Cell had received substantially all of the original funding payments.

In June 1996, the Company suspended further internal funding of the research and development of the TCAR program. In December 1996, the Company amended its agreement with Astra to transfer certain of its rights to the TCAR technology, including two therapeutic products, TM27-monoclonal and TP12-peptide, to Astra, who will be solely responsible for further clinical development and commercialization. Under the amended agreement, TCS could receive royalties from product sales, as well as upfront and milestone payments which may total up to $4 million as certain clinical milestones are achieved.

C.   Diagnostic Business

In March 1996, the Company realigned certain of its operations and sold the operations and research product line of its wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD") to Endogen, Inc. ("Endogen") for $3.0 million, while retaining the Company's TRAx(R) diagnostic product franchise. T Cell received a five year convertible subordinated note for $2.0 million combined with a buy-out of approximately $1 million of facility and equipment lease obligations. The note was convertible to Endogen stock at T Cell's option at a price of $4.63 per share. T Cell recognized a gain on this transaction of $0.3 million. On February 10, 1997, T Cell received approximately $1.8 million following the conversion of the remaining balance of the Endogen note into shares of Endogen common stock, which were subsequently sold.

T Cell retained all rights to the TRAx product franchise and has agreed to source the manufacture of TRAx kits from Endogen in a separate supply contract. TCD signed a sales and distribution contract for the United States market with Diamedix Corporation in December 1995. Diamedix is a wholly owned subsidiary of Ivax Corporation with a history of selling enzyme immunoassays in the in vitro diagnostics market. The contract covers the TRAx CD4 and CD8 microtiter plate format products. The Company has deferred filing a 510(K) application with the Food and Drug Administration (FDA) for clearance to market TRAx CD8 in the United States while it focuses on establishing a partnership for the TRAx technology.

D.   Patents and Proprietary Rights

The successful development and marketing of products by the Company will depend in part on its ability to create and maintain intellectual property, including patent rights. The Company has established a proprietary patent position in the areas of complement inhibitor molecules and diagnostic technologies, and is the owner or exclusive licensee of numerous patents and pending applications around the world, including 11 U.S. patents. Although the Company continues to pursue patent protection for its products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope which will be of commercial benefit or that the Company will be able to successfully enforce its patent position against competitors.

In the area of complement molecules, T Cell has an exclusive license to patent rights, which it co-owns with The Johns Hopkins University and Brigham & Women's Hospital, covering CR1 inventions. These rights are based in part on the work of Dr. Douglas Fearon and include U.S. patents which claim the nucleic acid sequences of recombinant CR1, soluble CR1 (sCR1) and active fragments, and pharmaceutical uses of CR1. TCS also owns or has rights to a number of other patent applications relating to CR1, sCR1sLe(x) and other complement inhibitor molecules.

In April 1996, the Company announced that it had licensed portions of its patent and technology rights regarding CR1 (Complement Receptor 1) to CytoTherapeutics, Inc. for use in CytoTherapeutics' cell-based products for the delivery of therapeutic substances to the central nervous system.

In December 1996, the Company amended its agreement with Astra AB to transfer certain of its patent rights and licenses to the TCAR technology to Astra AB. This transfer includes patent applications which have resulted to date in U.S. patents covering the DNA, protein, protein fragments and antibodies relating to the Alpha TCAR and the DNA, full-length proteins and antibodies relating to Beta TCAR, and two European patents covering Beta TCAR inventions. In addition, the Company has transferred recent filings on new T cell antigen receptor inventions resulting from the partnership with Astra.

In the area of diagnostics, T Cell is the owner of several patent rights relating to the TRAx CD4 and CD8 and other applications of the TRAx product technologies. The first U.S. patent covering TRAx CD4 and CD8 products was issued on June 11, 1996.

The Company is aware that others, including universities and companies, have filed patent applications and have been granted patents in the United States and other countries which claim subject matter potentially useful or necessary to the commercialization of the Company's products. The ultimate scope and validity of existing or future patents which have or may be granted to third parties, and the availability and cost of acquiring rights to those patents which are necessary to the manufacture, use or sale of the Company's products presently cannot be determined by the Company.

Trade secrets and confidential know-how are important to the Company's scientific and commercial successes. Although the Company takes measures to protect its proprietary information, there can be no assurance that others will not either develop independently or obtain access to this information.

E.   Competition

The Company is engaged in a rapidly expanding area of biotechnology in which research is being conducted worldwide by universities, public and private institutions and biotechnology and pharmaceutical companies. A number of these entities are developing product candidates which may become competitors of the Company's products in development. Several such companies are involved in product development efforts aimed at treatments for autoimmune diseases and inflammatory conditions and some are specifically developing products based on T cell receptors and the human complement system. There can be no assurance that the Company's products will be commercialized or that other companies, universities and public and private foundations, among others, many of which have greater financial resources than the Company, will not be able to develop competing proprietary positions or products.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology and products, and secure sufficient capital resources to fund product ideas to commercialization. There can be no assurance that the Company will be successful in its efforts in these areas.

F.   Government Regulation

The product testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, approval, advertising, promotion and sale of the Company's present and future products are closely regulated by federal and other governmental authorities. The FDA and comparable government agencies in foreign countries have established mandatory procedures and safety and efficacy standards which must be met before the appropriate authority approves the clinical testing, manufacturing and marketing of a human health care product.

The steps required before a pharmaceutical product may be marketed in the United States include (i) in vitro and in vivo preclinical testing, (ii) submission to the FDA of an Investigational New Drug application (IND) and clearance to begin human clinical trials, (iii) adequate human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA, and (v) FDA approval of the NDA or PLA prior to commercial sale or shipment of the product. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA.

The steps required before an in vitro diagnostic product may be marketed in the United States include (i) clinical trials which demonstrate that the product's results are substantially equivalent to results obtained from a product currently on the market, or if no product is currently marketed for the intended use, then clinical trials which correlate assay results with the intended clinical use, (ii) the submission of a 510(k) or Premarket Approval ("PMA") application to the FDA, and (iii) FDA clearance to market the product. Under a 510(k) or PMA, the facility in which products are produced must comply with Good Manufacturing Practices.

The Company's present and future business activities are and will be subject to regulation under additional federal, state and local laws and regulations, including regulations by the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration. The Company also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The Company intends to rely on foreign licensees to obtain regulatory approvals to market products in foreign countries.

Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

G.   Employees; Scientific Consultants

As of March 15, 1997, the Company employed 43 full time persons, 16 of whom have doctoral degrees. Of these employees, 33 were engaged in or directly supported research and development.

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

Item 2. PROPERTIES

In September 1994, TCS relocated its headquarters and therapeutic research operations to existing laboratory and office space in Needham, Massachusetts, under a short-term lease and sublease for approximately 33,000 square feet. In October 1994, TCD relocated to Woburn, Massachusetts under a five-year lease for approximately 27,000 square feet. This lease was assigned to Endogen, Inc. in March 1996 in connection with the sale of the research products business and operations of TCD.

In May 1996, TCS entered into a long term lease for its headquarters and therapeutic research operations space in Needham, Massachusetts. Under this agreement, the Company leased approximately 54,000 square feet of which it subleased 13,000 square feet to a tenant. The Company is obligated to pay base annual rent and occupancy costs of approximately $676,000 until June 1997 and of approximately $756,000 until the end of the initial term of April 2002. Aggregate rental payments for the year ended December 31, 1996 for this facility were approximately $672,000 and for December 31, 1995 were approximately 590,000. Concurrent with the May 1996 lease agreement, the Company entered into an agreement to sublease excess space for a four-year term. Under the sublease agreement, the Company will receive base annual subrental income of approximately $110,000 until June 1998 and approximately $134,000 until the end of the initial term of April 2000.


Item 3. LEGAL PROCEEDINGS

In December 1994, the Company filed a lawsuit against the landlord of its former Cambridge, Massachusetts headquarters for damages it has incurred as a result of the forced evacuation and relocation of its operations in 1994 due to air quality problems. The defendants in this lawsuit have counterclaimed alleging that the Company has breached its lease obligations. In August 1996, the court ordered a bifurcated non-jury trial on the limited issues of whether the fireproofing in the building degraded and whether it contaminated the space. The bifurcated trial commenced on November 20, 1996, and closing arguments were heard on January 13, 1997. The judge has not yet entered his findings on the bifurcated issues. Until the Court enters its findings, the Company is unable to assess what impact the findings will have on the trial of the issue of T Cell's liability under the lease.

The Company's insurance carrier had agreed to reimburse the Company for certain legal expenses associated with defense of certain of the counterclaims, under a reservation of rights. On March 14, 1996, the insurance carrier moved to intervene in this action for a declaration that the allegations contained in the pleadings are not covered under the Company's policy of insurance. The Court allowed the motion to intervene on May 20, 1996. The judge allowed the carrier's motion for summary judgment over T Cell's opposition on November 21, 1996. The Court has not yet entered the order on the docket. Once such order is entered, T Cell expects to appeal the ruling.

In July 1995, the bank holding a mortgage on the building containing the Company's former facilities filed a lawsuit in a different state court against the Company to collect rents it alleges are due to the bank, instead of the landlord, as a result of an agreement pertaining to the financing of the initial build-out of the Cambridge facility in 1987. The Company has added its former landlord as a third party defendant on a claim for indemnification in the event the Company is not successful in its defense. A motion for summary judgment filed by the bank was denied by the court.

The Company brought suit in July 1995 against its insurance carrier and the policy underwriter for a judgment that the Company is entitled to insurance coverage for its property and business interruption losses incurred as a result of the forced evacuation and relocation. This lawsuit has been dismissed as a result of a November 1995 settlement agreement.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted in the Nasdaq National Market under the symbol TCEL. The following table sets forth the high and low closing sales prices for the Company's common stock as reported by Nasdaq.

                                              High              Low
       Fiscal Period

       Year Ended December 31, 1995

       1Q (Jan. 1 - March 31, 1995)             $3.50            $2.38
       2Q (April 1 - June 30, 1995)              4.38             2.63
       3Q (July 1 - Sep. 30, 1995)               5.38             2.88
       4Q (Oct. 1 - Dec. 31, 1995)               4.38             2.50

       Year Ended December 31, 1996

       1Q (Jan. 1 - March 31, 1996)             $3.38            $2.50
       2Q (April 1 - June 30, 1996)              4.38             2.63
       3Q (July 1 - Sep. 30, 1996)               3.75             1.94
       4Q (Oct. 1 - Dec. 31, 1996)               2.38             1.59


As of March 13, 1997, there were approximately 692 shareholders of record of the Company's common stock. The price of the Common Stock was $1.8125 as of the close of March 13, 1997. The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon the operating and future earnings of the Company, the capital requirements of the Company and general business conditions.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 1996, 1995, 1994 and 1993, and for the year ended April 30, 1992, have been derived from the audited consolidated financial statements of the Company. All amounts in thousands except per share data.



CONSOLIDATED STATEMENTS                                   Year Ended                                   Year Ended
OF OPERATIONS DATA                                        December 31,                                  April 30,
-------------------------------------------------------------------------------------------------------------------
                                            1996           1995           1994           1993             1992

OPERATING REVENUE:

Product Sales, Product Development
     and Distribution Agreements         $  1,115      $   3,963       $   6,968      $  9,018          $  8,916
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Research and Development                    6,036          8,005           8,697         9,438             7,956
Other Operating Expense                     6,832          7,821           9,365         8,841             7,417
-------------------------------------------------------------------------------------------------------------------
Total Operating Expense                    12,868         15,826          18,062        18,279            15,373
-------------------------------------------------------------------------------------------------------------------

Non-Operating Income (Expense), Net           963          3,605           (490)         1,193             1,562
-------------------------------------------------------------------------------------------------------------------
Net Loss Before Minority Interest        (10,790)        (8,258)        (11,584)       (8,068)           (4,895)
Minority Interest Share of Loss                --             --              --           310               246
-------------------------------------------------------------------------------------------------------------------

Net Loss                                $(10,790)      $ (8,258)      $ (11,584)     $ (7,758)         $ (4,649)
===================================================================================================================

Net Loss Per Common Share               $  (0.50)      $ ( 0.47)      $   (0.68)     $  (0.56)         $  (0.35)
===================================================================================================================
Weighted Average Common
     Shares Outstanding                    21,693         17,482          17,053        13,931            13,109
===================================================================================================================


CONSOLIDATED BALANCE
SHEET DATA                                                    December 31,                            April 30,
--------------------------------------------------------------------------------------------------- ---------------
                                            1996           1995           1994           1993            1992
Working Capital                          $  11,673      $  11,208       $  15,027     $  26,088        $  20,880
Total Assets                                17,224         18,532          20,685        33,067           27,023
Other Long Term Obligation                      --            182             500           500               --
Accumulated Deficit                       (57,129)       (46,339)        (38,081)      (26,497)         (15,107)
Total Stockholders' Equity                  15,619         16,000          17,586        29,134           23,090

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in the following, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the Company's ability to obtain substantial additional funding; (iii) the Company's ability to obtain required governmental approvals;
(iv) the Company's ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) the Company's ability to develop and commercialize its products before its competitors.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

T Cell Sciences' principal activity since its inception has been research and product development conducted on its own behalf, as well as through joint development programs with several pharmaceutical companies. The Company was incorporated in the State of Delaware in December 1983.

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


OVERVIEW

The Company initiated efforts during the first half of 1996 to focus its business operations on the development of proprietary therapeutic products. On March 5, 1996, the Company sold the operations and research product line of its wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD"), excluding the TRAx(R) product franchise and related assets, to Endogen, Inc. ("Endogen") for a purchase price of approximately $2,900,000. In June 1996, the Company reorganized its senior management with the appointment of Una S. Ryan, Ph.D., its Chief Scientific Officer, to the position of President and Chief Operating Officer. Dr. Ryan was subsequently appointed to the position of Chief Executive Officer in August 1996. The Company also appointed Norman W. Gorin as Vice President, Finance and Chief Financial Officer.

In an effort to strengthen the Company's financial position and to provide additional resources to focus on the discovery and development of innovative drugs targeting the immune and inflammatory systems, the Company successfully completed a public offering of 5,000,000 shares of its common stock in August 1996. The public stock offering yielded net proceeds of $10,069,000 which the Company anticipates using to fund ongoing clinical trials for its lead therapeutic program, research and development programs for its preclinical product candidates and for general working capital requirements.

The Company's lead therapeutic program is focused on developing compounds that inhibit complement activation which is part of the body's immune defense system. In January 1996, the Company initiated a Phase IIa clinical trial for the evaluation of the Company's lead therapeutic compound, TP10, in patients with adult respiratory distress syndrome. In July 1996, the Company initiated a Phase I/II clinical trial, using TP10, to prevent reperfusion injury in patients receiving lung transplants. The Company is also engaged in the discovery and development of T cell activation inhibitors for the prevention of transplant rejection and autoimmune diseases, and a vaccine for the management of atherosclerosis. In September 1996, the Company was awarded a $100,000 Phase I Small Business Innovation Research (SBIR) grant from the National Institute of Health (NIH).

The funds from the grant will contribute to the development of a rat atherosclerosis model. A second Phase I SBIR grant from the NIH was awarded to the Company in February 1997. Funding from the grant will contribute to the development of a novel DNA vaccine. Both grants are contributing to the Company's program for the development of a vaccine for the management of atherosclerosis.

The Company has in the past developed and produced both therapeutic and diagnostic products. While the Company will continue the development of its proprietary TRAx technology, it has deferred filing a 510(K) application with the Food and Drug Administration (FDA) for clearance to market TRAx CD8 in the United States, and is focusing its efforts on establishing a partnership for the TRAx technology. In June 1996, the Company suspended further internal funding of the research and development of its T cell antigen receptor ("TCAR") therapeutics program, developed jointly with its partner Astra AB ("Astra"). The Company amended its agreement with Astra, in December 1996, to transfer certain of its rights to the TCAR technology to Astra who will be solely responsible for further clinical development and commercialization. Under the amended agreement, the Company could receive future milestone and royalty payments upon Astra's successful development and commercialization of the TCAR technology. In conjunction with these developments, the Company wrote off certain capitalized patent costs related to the TCAR technology, incurring a $1,752,000 charge to earnings in the second quarter of 1996.


RESULTS OF OPERATIONS

The Company reported a net loss of $10,790,000 or $0.50 per share for the year ended December 31, 1996, compared with a net loss in 1995 of $8,258,000 or $0.47 per share and a net loss of $11,584,000 or $0.68 per share in 1994. The operating results for 1996 reflect total revenue, including interest income, of $1,795,000 (a 60.7% decrease compared to the same period in 1995) offset by total operating costs of $12,868,000 (an 18.7% decrease compared to 1995). The operating results for 1995 reflect total revenue, including interest income, of $4,568,000 (a 45.2% decrease compared to the same period in 1994) offset by total costs of $15,826,000 (a 12.4% decrease compared to the same period in 1994). The net operating results for 1996 include a charge to earnings of $1,752,000 for the write-off of certain capitalized patent costs relating to the Company's TCAR program and a $425,000 charge to earnings resulting from a severance agreement with the Company's former President and Chief Executive Officer. Excluding these charges, the net operating loss for 1996, including interest income, decreased 21.0% or $2,362,000 compared to 1995.

In 1996, revenue from collaborative product development and distribution agreements of $591,000 decreased 63.3% from $1,609,000 in 1995 and 84.2% from $3,737,000 in 1994. The declines are primarily due to reductions in funding from Astra in accordance with the 1992 agreement for the joint development and marketing of therapeutic products resulting from T Cell Sciences' proprietary TCAR technology. As part of the agreement, as amended in December 1993, the responsibility for future development and manufacturing of the two initial monoclonal antibody candidates shifted to Astra while the Company continued to be responsible for the initial peptide candidate. In December 1996, the agreement was further amended, transferring certain of the Company's rights to the TCAR technology to Astra who will be solely responsible for further clinical development and commercialization. The Company received a $100,000 non-refundable execution fee in connection with the amended agreement which is included in product development revenue in 1996. Also, included in product development revenue in 1996 is a $100,000 non-refundable execution fee associated with an agreement granting CytoTherapeutics, Inc. a worldwide, nonexclusive license to the Company's technology and patent rights relating to Compliment Receptor 1 in return for a series of milestone payments and royalties. In 1996 the Company did not have any distribution agreement revenue compared to $175,000 in 1995 and $715,000 in 1994. These revenues represent signing fees or milestone payments related to distribution and marketing agreements for TRAx products with Diamedix Corporation ("Diamedix") in 1995 and Yamanouchi Pharmaceutical Co., Ltd. and INCSTAR Corporation in 1994.

Product sales revenue for 1996, 1995 and 1994 was $523,000, $2,354,000 and
$3,231,000, reflecting a decline of 77.8% and 27.1%, respectively, when compared to the prior year. The decrease in product sales for 1996 compared to the prior year is attributable to the sale of the research products and operations of TCD to Endogen in

March 1996 which resulted in research product sales for the first two months of the year only, compared to twelve months in 1995. Sales of research products decreased in 1995 compared to 1994 due to a shift in the Company's sales focus toward the launch of TRAx CD4, combined with increasing competition with certain preclinical products and continued weakness in the international diagnostic product market. TRAx CD4 received marketing clearance from the U.S. Food and Drug Administration in May 1995. Sales growth has continued to be slow with minimal TRAx product sales for 1996 and 1995.

Cost of product sales amounted to $359,000, 68.5% of product sales, $1,879,000, 79.8% of product sales and $2,008,000, 62.2% of product sales for 1996, 1995 and 1994, respectively. The fluctuation in gross margin is the result of several factors including: costs associated with the inefficiencies of producing products at lower volumes, the disruption and change in facilities during 1994 and costs associated with replacing the manufacturing facility in 1995, costs related to staff reductions in the third quarter of 1995 and expenses to increase manufacturing proficiency in anticipation of increased sales volume associated with the TRAx CD4 test kit.

Research and development expense was $6,036,000 for 1996 compared to $8,005,000 for 1995, reflecting a 24.6% decrease. The decrease is primarily due to the sale of the research products and operations of TCD in March 1996, combined with the full-year impact of a restructuring program implemented in the third quarter of 1995, and was partially offset by costs associated with a Phase IIa clinical trial initiated in January 1996 and a Phase I/II clinical trial which began patient accrual in August 1996. Both clinical trials are evaluating the Company's lead product candidate, TP10. Research and development expense decreased 8.0% from $8,697,000 in 1994 to $8,005,000 in 1995 primarily due to cost containment programs implemented in 1994 combined with a restructuring program implemented in the third quarter of 1995. Costs associated with two Phase I clinical trials evaluating the use of TP10 partially offset the effects of the Company's cost containment programs and restructuring in 1995.

General and administrative expense of $5,957,000 increased 37.1% for the year ended December 31, 1996 compared to 1995. Excluding the $425,000 charge resulting from the severance agreement with the Company's former President and Chief Executive Officer in June 1996 and the $1,752,000 write-off of certain capitalized patent costs, general and administrative costs decreased 13.0% or $563,000 compared to last year. General and administrative expense for the year ended December 31, 1995 was $4,344,000 compared to $4,346,000 in 1994.

Marketing and sales costs decreased 67.7% in 1996 to $516,000 compared to $1,598,000 in 1995. The decrease is primarily due to the sale of the research products and operations of TCD to Endogen in March 1996 which resulted in two months of marketing and sales costs relating to research product sales, compared to twelve months in 1995. Marketing and sales costs in 1996 included marketing costs relating to the TRAx product franchise. Marketing and sales costs increased 13.2% for 1995 compared to 1994. The increase is primarily due to marketing costs associated with the launch of the TRAx CD4 test kit during the latter half of 1995.

Facility relocation expense represents costs incurred directly associated with the forced evacuation of the Company's former Cambridge facility due to air quality problems. The Company incurred incremental costs when it vacated its Cambridge facility and moved to alternative temporary sites, including costs to physically move property, establish computer and telephone networks at alternate sights and legal and other costs directly resulting from vacating the facility and terminating the lease. The amount recorded in 1994 was $688,000. Also included in 1994 is $911,000 to write off the net book value of leasehold improvements at the Cambridge facility.

Other non-operating income of $963,000 in 1996 includes a $283,000 gain recognized from the sale of the research products and operations to Endogen and interest income of $680,000. Other non-operating income of $3,605,000 in 1995, includes $2,900,000 received from the settlement of a lawsuit the Company brought against its insurance carrier and interest income of $605,000. Other non-operating expense, of $490,000 in 1994, includes losses recognized on redemption of the Company's short-term bond fund, the change in net asset value of its short-term bond fund during the year and interest and dividend income of $1,362,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1996 is $12,592,000 compared to $12,275,000 (including short-term restricted cash of $958,000) at December 31, 1995. Cash used in operations was $9,676,000 in 1996 , compared with $7,948,000, which was partially offset by $2,900,000 received from the settlement of the lawsuit, and $8,633,000, adjusted to exclude facility relocation expense, during the twelve months ended December 31, 1995 and 1994, respectively.

The Company received a convertible subordinated note receivable in the principal amount of $2,003,000 in connection with the sale of the research products and operations of TCD to Endogen. Payments were due in ten semi-annual installments commencing September 1, 1996 with interest receivable thereon at the rate of 7% per annum. A principal payment of $200,000 was received, in accordance with the terms of the note, on September 1, 1996, reducing the outstanding principal amount to $1,803,000 at December 31, 1996. The outstanding principal amount of the note was convertible at any time at the option of the Company into shares of common stock of Endogen. On February 10, 1997 the Company converted the outstanding principal balance of $1,803,000 into shares of common stock of Endogen and subsequently sold the shares.

During 1994, the Company entered into an agreement providing the Company with the right to lease up to $2,000,000 of equipment for up to a five-year term. The lease arrangement requires that the Company maintain certain restrictive covenants, determined at the end of each fiscal quarter. At September 30, 1995 the Company's cash, cash equivalents and short-term investment balance was below the $10,000,000 minimum covenant requirement. As a result, and in accordance with the lease agreement, the Company pledged cash as collateral equal to the amount outstanding on the lease, which is to remain in a certificate of deposit until the end of the lease, or as otherwise agreed by the lessor and the Company. Total cash on deposit, and considered restricted at December 31, 1996 was $685,000 compared to $1,808,000 at December 31, 1995. In March 1996, the Company repaid approximately $980,000 of the outstanding cash payments due under the lease in conjunction with the sale of the research products and operations of its subsidiary.

In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant has filed counterclaims, alleging the Company has breached its lease obligations. In a separate lawsuit, the landlord's mortgagee has filed claims against the Company for payment of the same rent alleged to be owed. A motion for summary judgment filed by the bank was denied by the court. Due to the current stage of the lawsuits, a range of potential losses, cannot be estimated at this time. Accordingly, no accrual has been made in the financial statements relative to any potential effects on the Company's future operating results. A significant adverse settlement could have a negative impact on the future operating results of the Company.

The Company believes its current cash and cash equivalents, combined with anticipated net cash provided by operations will be sufficient to meet working capital requirements into 1998. These requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs; preclinical and clinical studies; time and costs associated with obtaining regulatory approval; timing and scope of collaborative arrangements; long term facility costs; and expenses and outcome of pending litigation on the air quality problem. The Company will consider alternative sources of funding and capital when available and appropriate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page

   Index to Consolidated Financial Statements
      and Supplementary Schedules                                           15

   Report of Independent Accountants                                        16

   Consolidated Balance Sheet at December 31, 1996 and                      17
      December 31, 1995

   Consolidated  Statement of Operations for the Years Ended 18
      December 31, 1996, December 31, 1995 and December 31, 1994            18

   Consolidated Statement of  Stockholders' Equity for the Years            19
      Ended December 31, 1996, December 31, 1995 and
      December 31, 1994

   Consolidated Statement of Cash Flows for the Years Ended                 20
      December 31, 1996, December 31, 1995, and
      December 31, 1994

   Notes to Consolidated Financial Statements                               21

                        Report of Independent Accountants



To The Board of Directors and Shareholders of
T Cell Sciences, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of T Cell Sciences, Inc., and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Boston, Massachusetts
February 18, 1997

CONSOLIDATED BALANCE SHEET


                                                                December 31,       December 31,
                                                                    1996               1995
-----------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
    Cash and Cash Equivalents, Including Restricted
       Cash of $0 and $958,025                                   $  12,591,770       $  12,275,217
    Accounts Receivable, Net of the Allowance for Doubtful
       Accounts of $0 and $17,187                                       19,541             339,167
    Current Portion Convertible Note Receivable                        400,596                  --
    Inventories                                                         23,947             403,293
    Prepaid and Other Current Assets                                   241,527             541,411
-----------------------------------------------------------------------------------------------------

          Total Current Assets                                      13,277,381          13,559,088

Property and Equipment, Net                                            511,640           1,172,137
Restricted Cash                                                        685,000             850,000
Convertible Note Receivable                                          1,402,085                  --
Other Assets                                                         1,347,579           2,951,062
-----------------------------------------------------------------------------------------------------

           Total Assets                                          $  17,223,685       $  18,532,287
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                             $     325,970       $     724,944
    Accrued Expenses                                                 1,278,488           1,504,586
    Deferred Revenue                                                        --             121,083
-----------------------------------------------------------------------------------------------------

         Total Current Liabilities                                   1,604,458           2,350,613
-----------------------------------------------------------------------------------------------------

Collaborator Advance                                                        --             181,573
-----------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 3 and 14)

Stockholders' Equity:
    Common Stock, $.001 Par Value; 50,000,000 Shares
      Authorized;  24,965,416 and 24,946,601 Issued
      and Outstanding in 1996,  respectively;  19,904,706
      and 19,882,730 Issued and Outstanding in 1995, respectively       24,966              19,905
    Additional Paid-In Capital                                      72,791,819          62,399,255
    Less:  18,815 and 21,976 Common Treasury Shares at Cost           (68,938)            (80,523)
    Accumulated Deficit                                            57,128,620)        (46,338,536)
------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                 15,619,227          16,000,101
------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholders' Equity         $  17,223,685       $  18,532,287
------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS


                                            Year Ended       Year Ended      Year Ended
                                           December 31,     December 31,    December 31,
                                               1996             1995            1994
---------------------------------------------------------------------------------------------
   OPERATING REVENUE:

   Product Development and
         Distribution Agreements           $      591,246     $  1,608,677    $  3,737,143
   Product Sales                                  523,254        2,354,377       3,230,815
   -------------------------------------------------------------------------------------------

         Total Operating Revenue                1,114,500        3,963,054       6,967,958
   -------------------------------------------------------------------------------------------

   OPERATING EXPENSE:

   Cost of Product Sales                          358,644        1,879,387       2,008,279
   Research and Development                     6,036,498        8,004,598       8,697,174
   General and Administrative                   5,956,619        4,343,764       4,345,972
   Marketing and Sales                            516,001        1,597,888       1,411,420
   Facility Relocation                                 --              --        1,598,609
   -------------------------------------------------------------------------------------------

         Total Operating Expense               12,867,762       15,825,637      18,061,454
   -------------------------------------------------------------------------------------------

   Operating Loss                            (11,753,262)     (11,862,583)    (11,093,496)

   Non-Operating Income (Expense), Net            963,178        3,604,634       (490,055)
   -------------------------------------------------------------------------------------------

   Net Loss                                $ (10,790,084)     $(8,257,949)   $(11,583,551)
   ===========================================================================================
   Net Loss Per Common Share               $       (0.50)     $     (0.47)   $      (0.68)
   ===========================================================================================
   Weighted Average Common
        Shares Outstanding                     21,693,351       17,482,143      17,053,443
   ===========================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               Additional       Treasury                         Total
                                         Common Stock           Paid-In          Stock        Accumulated    Stockholders'
                                      Shares     Par Value     Capital           Cost          Deficit          Equity
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
     December 31, 1993                17,049,697    $17,050   $55,739,278      $(125,075)   $(26,497,036)         $29,134,217

  Issuance at $2.13 to $5.25
      per Share upon Exercise
      of Stock Options                     4,525          4        13,302              --              --              13,306
  Employee Stock Purchase
       Plan Issuance at $2.13
       per Share                              --         --      (26,437)          48,144              --              21,707
  Net Loss for the Year
      Ended December 31, 1994                 --         --            --              --    (11,583,551)        (11,583,551)
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
     December 31, 1994                17,054,222    $17,054   $55,726,143      $ (76,931)   $(38,080,587)         $17,585,679

  Issuance at $.60 to $4.25
      per Share upon Exercise
      of Stock Options                    88,668         89       244,664              --              --             244,753
  Employee Stock Purchase
       Plan Issuance at $2.13
       and $2.71 per Share                    --         --      (23,169)          47,864              --              24,695
  Private Placement Proceeds           2,550,000      2,550     6,102,332              --              --           6,104,882
  Issuance at $1.65 upon
       Exercise of Stock Warrants        211,816        212       349,285              --              --             349,497
  Purchase of 16,466 Shares of
       Treasury Stock at Cost                 --         --            --        (51,456)              --            (51,456)
  Net Loss for the Year
      Ended December 31, 1995                 --         --            --              --     (8,257,949)         (8,257,949)
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
       December 31, 1995              19,904,706    $19,905   $62,399,255      $ (80,523)   $(46,338,536)         $16,000,101

  Issuance at $.60 to $3.56
      per Share upon Exercise
      of Stock Options                    60,710         61       161,643              --              --             161,704
  Employee Stock Purchase
      Plan Issuance at $2.71
      per Share                               --         --       (3,019)          11,585              --               8,566
  Net Proceeds from Stock Issuance     5,000,000      5,000    10,063,652              --              --          10,068,652
  Compensation Expense Associated
      with Stock Options                      --         --       170,288              --              --             170,288
  Net Loss for the Year
      Ended December 31, 1996                 --         --            --              --    (10,790,084)        (10,790,084)
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
     December 31, 1996                24,965,416    $24,966   $72,791,819       $(68,938)   $(57,128,620)         $15,619,227
  -----------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Year                Year               Year
                                                                     Ended              Ended               Ended
                                                                 December 31,        December 31,       December 31,
Increase in Cash and Cash Equivalents                                1996                1995               1994
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
       Net Loss                                                 $ (10,790,084)       $ (8,257,949)      $(11,583,551)
       Adjustments to Reconcile Net Loss to Cash
         used by Operating Activities:
           Depreciation and Amortization                               464,756             719,573            844,741
           Write-off of Leasehold Improvements                              --                  --            910,812
           Losses on Short-term Investments                                 --                  --          1,851,782
           Decrease in Collaborator Advance                          (181,573)           (318,427)                 --
       Write-off of Capitalized Patent Costs                         1,751,626                  --                 --
       Compensation Expense Associated with Stock Options              170,288                  --                 --
       Gain on Sale of Research Products and Operations of
         T Cell Diagnostics, Inc.                                    (282,980)                  --                 --
      Changes in Assets and Liabilities:
       Accounts Receivable                                            (24,364)             132,657             22,429
       Inventories                                                      14,135               5,973            (7,288)
       Prepaid and Other Current Assets                                119,686              18,734          (270,753)
       Accounts Payable and Accrued Expenses                         (796,203)           (369,322)          (401,237)
       Deferred Revenue                                              (121,083)             121,083          (433,000)
------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                              (9,675,796)         (7,947,678)        (9,066,065)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:

      Purchase of Short-term Investments                                    --                  --        (1,190,608)
      Redemption of Short-term Investments                                  --           8,539,666         13,983,558
      Acquisition of Property and Equipment                          (135,246)           (577,263)          (770,344)
      Increase in Patents and Licenses                               (507,463)         (1,216,884)          (493,885)
      (Increase) Decrease in Long-Term Restricted Cash                 165,000          (850,000)                  --
      Payment Received on Convertible Note Receivable                  200,297                  --                 --
      Other                                                             30,839              10,352            (4,435)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                     (246,573)           5,905,871         11,524,286
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:

      Net Proceeds from Stock Issuance                              10,077,218           6,129,577             21,707
      Proceeds from Exercise of Stock Options                          161,704             244,753             13,306
      Proceeds from Exercise of Stock Warrants                              --             349,497                 --
      Purchases of Treasury Stock                                           --            (51,456)                 --
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                           10,238,922           6,672,371             35,013
------------------------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                                  316,553           4,630,564          2,493,234

Cash and Cash Equivalents at Beginning of Period                    12,275,217           7,644,653          5,151,419
------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                       $  12,591,770        $ 12,275,217      $   7,644,653
========================================================================================================================
Cash, Cash Equivalents, Short-term Investments and Marketable
      Securities at End of Period                                $  12,591,770        $ 12,275,217       $ 16,184,319
========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Business

T Cell Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of innovative drugs targeting diseases of the immune, inflammatory and vascular systems. The Company develops and commercializes products on a proprietary basis and in collaboration with established pharmaceutical partners, including Astra AB and Yamanouchi Pharmaceutical Co., Ltd.

In March 1996, the Company sold substantially all of the assets of its wholly-owned subsidiary, T Cell Diagnostics, Inc. ("TCD") while retaining all rights to the TRAx(R) product franchise. The Company will continue to commercialize the TRAx line of diagnostic products which are used in the detection and monitoring of immune-related disorders.

     (B) Basis of Presentation

The financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated. Certain prior year information was reclassified to conform with the current year presentation.

     (C) Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are those with maturities in excess of three months but less than one year. All cash equivalents and short-term investments have been classified as available for sale and are reported at fair market value with unrealized gains and losses included in stockholders' equity.

The Company invests its nonoperating cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity.

Included in cash and cash equivalents at December 31, 1995 is $958,000 of short-term restricted cash (see Note 3).

     (D) Fair Value of Financial Instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values for cash, cash equivalents, short-term investments, accounts and notes receivable, accounts payable and accrued expenses approximate carrying value at December 31, 1996 and 1995, due to the nature of these instruments and the relatively short maturity of these instruments.

     (E) Revenue Recognition

The Company has entered into separate agreements with corporate collaborators for the performance of certain specified product developments. The product development agreements provide for periodic nonrefundable payments which are recognized as revenue as the work is performed. Cash payments received by the Company in advance of performing the work are recorded as deferred revenue. The Company has received nonrefundable fees at the time of signing agreements as payment for entering into the agreement. These signing fees are recognized as revenue when received. Revenues from product sales are recorded when the product is shipped.

     (F) Research and Development Costs

Research and development costs are expensed as incurred.

     (G) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     (H) Property and Equipment

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

     (I) Licenses, Patents and Trademarks

Included in other assets are the costs of purchased licenses and certain costs associated with patents and trademarks which are capitalized and amortized over the shorter of the estimated useful lives or ten years using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121")."

     (J) Loss Per Share

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Common stock equivalents are not included for any period presented, as their effect is antidilutive.

     (K) Stock Compensation

The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note 9).

     (L) Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at December 31, 1996 and 1995 and the reported amounts of revenue and expense for the years ended December 31, 1996, 1995 and 1994. Actual results could differ from those estimates.


2.   SHORT-TERM INVESTMENTS AND RESTRICTED CASH

The Company currently invests in only high quality, short-term investments which are considered highly liquid and are available to support current operations. At December 31, 1996 and 1995, the Company's investments met the definition of cash equivalents and were recorded at cost, which approximated fair value in all material respects. At December 31, 1994, the Company's investments were comprised of certain debt and equity securities and were classified as available-for-sale.

Proceeds from maturities and other sales of securities for the year ended December 31, 1994 were $13,984,000, the related gross realized losses on such sales were $879,000 and gross realized gains were immaterial. Additionally, in December 1994, the Company decided, as a result of the duration and extent of the unrealized losses on its bond fund, that the unrealized loss was other than temporary and realized a loss of $973,000. In February 1995, the Company liquidated its investment in the bond fund; actual losses incurred approximated the amount recognized in 1994.

In accordance with the terms of the Company's operating lease agreement, the Company has pledged as collateral $685,000 and $1,808,000 at December 31, 1996 and 1995, respectively. At December 31, 1996, the amount pledged as collateral is recorded as long-term restricted cash and at December 31, 1995 $958,000 is recorded as short-term restricted cash and is included in cash equivalents and $850,000 is recorded as long-term restricted cash. In March 1996, the Company repaid a portion of the outstanding obligation under the operating lease in conjunction with the of the research products and operation of TCD (see Note 16). As a result, the amount required as collateral was reduced to $850,000.

3.   PROPERTY, EQUIPMENT AND LEASES

Property and equipment includes the following:

                                                  December 31,    December 31,
                                                      1996            1995
                                                -------------------------------

Laboratory Equipment                              $  2,054,966     $ 2,800,649
Office Furniture and Equipment                         751,547         953,189
Leasehold Improvements                                 219,496         614,616
                                                ------------------------------
Property and Equipment, Total                        3,026,009       4,368,454
Less Accumulated Depreciation and Amortization     (2,514,369)     (3,196,317)
                                                ------------------------------

Property and Equipment, Net                       $    511,640     $ 1,172,137
                                                ------------------------------


Depreciation expense related to equipment and leasehold improvements was approximately $291,000, $465,000 and $649,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In May 1996, the Company entered into a six-year lease for laboratory and office space in Needham, Massachusetts. The lease replaced two-year lease and sublease agreements entered into in March 1995 for the same location and increased the amount of office and laboratory space available. Concurrent with the May 1996 lease, the Company entered into an agreement to sublease excess space for a four-year term and provided the subtenant with the right to extend the sublease for up to an additional two years. In March 1996, the Company sold certain property and equipment to Endogen as part of the sale of the research products and operations of TCD. In addition, certain lease obligations of the Company were assigned to Endogen in conjunction with the sale (see Note 16).

Obligations for base rent, net of sublease income, under these and other noncancelable operating leases as of December 31, 1996 are approximately as follows:

     Year ending December 31,1997                            $    829,000
                             1998                                 849,000
                             1999                                 846,000
                             2000                                 819,000
                             2001                                 763,000
                             Thereafter                           252,000
                                                             -------------
                             Total minimum lease payments    $  4,358,000
                                                             -------------

The Company's total rent expense was approximately $903,000, $1,100,000 and $1,100,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In August 1994, the Company entered into a lease agreement providing the Company with the right to lease up to $2,000,000 of equipment for up to a five-year term. The lease agreement requires that the Company maintain certain restrictive covenants determined at the end of each fiscal quarter. At September 30, 1995 the Company's cash and cash equivalents balance was below the $10,000,000 minimum covenant requirement. As a result, in accordance with the lease agreement, the Company pledged cash as collateral to the lessor equal to the amount outstanding on the lease which is to remain in a certificate of deposit until the end of the lease or as otherwise agreed by the lessor and the Company. At December 31, 1996, $685,000 is recorded as long-term restricted cash and at December 31, 1995, $958,000 and $850,000 is recorded as short-term and long-term restricted cash, respectively. In March 1996, the Company repaid approximately $980,000 of the outstanding payments due under the lease in conjunction with the sale of the research products and operations of TCD.


4.   OTHER ASSETS

Other assets include the following:

                                              December 31,       December 31,
                                                  1996              1995
                                          -------------------------------------

      Capitalized Patent Costs                 $1,570,530        $3,272,109
      Accumulated Amortization                  (397,907)         (577,624)
                                          -------------------------------------

      Capitalized Patent Costs, Net             1,172,623         2,694,485
      Other Non Current Assets                    174,956           256,577
                                          -------------------------------------
                                               $1,347,579        $2,951,062
                                          =====================================

During the second quarter of 1996, as part of the Company's realignment of certain of its operations, the Company suspended internal funding of the research and development of its T cell antigen receptor program pending completion of negotiations to transfer certain of its patent and license rights related to such technology to Astra AB. In June 1996, in accordance with SFAS 121, the Company evaluated and subsequently wrote off approximately $1,752,000 of capitalized patent costs relating to its T cell antigen receptor program which is included in the Company's operating expense in general and administrative.

Amortization expense for the years ended December 31, 1996, 1995 and 1994 relating to the capitalized costs of purchased licenses and patents and trademarks was approximately $174,000, $254,000 and $196,000, respectively.

5.   ACCRUED EXPENSES

Accrued expenses include the following:

                                                  December 31,   December 31,
                                                    1996            1995
                                              ----------------------------------

     Accrued License Fees                        $    55,000     $    47,584
     Accrued Funded Research                              --          19,350
     Accrued Royalties                                    --          13,809
     Accrued Payroll and Employee Benefits           208,444         210,961
     Accrued Relocation Expenses                          --          79,725
     Accrued Clinical Trials                         364,765         195,944
     Accrued Patent Costs                             58,614         228,981
     Accrued Consulting                               95,958              --
     Other Accrued Expenses                          495,707         708,232
                                              ----------------------------------

                                                  $1,278,488      $1,504,586
                                              ==================================

6.   INCOME TAXES

                                         Year Ended December 31,
                            --------------------------------------------------
                                1996             1995            1994
                            --------------------------------------------------
Income tax benefit:
       Federal              $  3,696,048     $  2,984,812       $3,705,826
       State                     388,031          354,821        1,013,701
                            --------------------------------------------------
                               4,084,079        3,339,633        4,719,527
Deferred tax assets
  valuation allowance         (4,084,079)      (3,339,633)      (4,719,527)
                            --------------------------------------------------

                            $      --         $     --          $     --
                            ==================================================

Deferred tax assets are comprised of the following at December 31:

                                           December 31,     December 31,
                                              1996              1995
                                          ----------------------------------

     Net Operating Loss Carryforwards     $ 21,346,733     $ 17,207,019
          Tax Credit  Carryforwards          3,043,880        2,921,484
          Other                                981,784        1,159,815
                                          ----------------------------------
          Gross Deferred Tax Assets         25,372,397       21,288,318
          Deferred Tax Assets
            Valuation Allowance            (25,372,397)     (21,288,318)
                                          ----------------------------------

                                           $     --        $       --
                                          ==================================

In reconciliation between the amount of reported income tax expenses and the amount computed using the U.S. Statutory rate of 35% follows:

                                        1996              1995          1994
                                   ---------------------------------------------

Loss at Statutory Rates             $ (3,776,529)    $(2,890,282)   $(4,054,243)
Research and Development Credits        (189,381)       (255,752)      (165,657)
State tax benefit, net of federal
  tax liabilities                       (337,425)       (231,249)      (573,354)
Other                                    219,256          37,650         73,727
Benefit of losses and credits
  not recognized, increase in
  valuation allowance                  4,084,079       3,339,633      4,719,527
                                   ---------------------------------------------

                                    $      --        $     --      $     --
                                   =============================================


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

At December 31, 1996, the Company has U.S. net operating loss carryforwards of $55,460,217, U.S. capital loss carryforwards of $1,852,324, and U.S. tax credits of $2,508,351 which expire at various dates from 1999 through 2010.

Under the Tax Reform Act of 1986, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards, research and development tax credits, and capital loss carryforwards which could be utilized.


7.   STOCKHOLDERS' EQUITY

     (A) Public and Private Stock Offerings

On August 26, 1996, the Company completed a public offering of 5,000,000 newly issued shares of common stock. Net proceeds were approximately $10,069,000 after deducting all associated expenses.

On November 7, 1995, the Company completed a private placement of 2,550,000 newly issued shares of common stock. Net proceeds were approximately $6,100,000 after deducting all associated expenses.

     (B) Preferred Stock

At December 31, 1996 and 1995, the Company had authorized preferred stock comprised of 1,163,102 shares of convertible Class B and 3,000,000 shares of convertible Class C of which 350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by the Company's Board of Directors. There was no preferred stock outstanding at December 31, 1996 and 1995.

       (C)    Stock Options and Employee Stock Purchase Plans

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

A summary of the Stock Compensation Plan option activity for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                            1996                    1995
                                          Weighted                Weighted
                                      Average Exercise        Average Exercise
                                 ----------------------------------------------
                                      Shares      Price      Shares       Price
-------------------------------------------------------------------------------
Outstanding at January 1,            2,516,313   $5.82     2,559,820     $6.42
   Granted                             472,600    2.82       620,523      3.06
   Exercised                          (60,710)    2.66      (88,668)      2.45
   Canceled                          (625,007)    3.39     (575,362)      6.05
-------------------------------------------------------------------------------

Outstanding at December 31,          2,303,196   $5.94     2,516,313     $5.82
================================================================================
At December 31,
   Options exercisable               1,740,310             1,498,401
   Available for grant                 678,762               571,516
Weighted average fair value
 of options granted during
 year                                            $1.26                   $1.36
================================================================================

The following table summarizes information about the stock options outstanding at December 31, 1996:

                                            Options Outstanding
                          -----------------------------------------------------
                                Number       Weighted Average
                            Outstanding at       Remaining     Weighted Average
Range of Exercise Prices  December 31, 1996  Contractual Life   Exercise Price
------------------------- ----------------- ----------------- -----------------
$   2.03 -  2.75               555,650             7.28           $  2.46
    2.94 -  3.19               621,308             6.36              3.03
    3.25 -  6.13               492,238             4.97              4.53
    6.25 - 12.38               434,000             2.77              9.70
   20.00 - 20.00               200,000             0.41             20.00
-------------------------------------------------------------------------------
$   2.03 - 20.00             2,303,196
===============================================================================



                                                 Options Exercisable
                            ---------------------------------------------------
                                      Number
                                  Exercisable at         Weighted Average
Range of Exercise Prices        December 31, 1996        Exercise Price
-------------------------  ------------------------- -------------------------
$   2.03 -  2.75                     338,834                 $  2.46
    2.94 -  3.19                     345,873                    3.03
    3.25 -  6.13                     428,228                    4.54
    6.25 - 12.38                     427,375                    9.74
   20.00 - 20.00                     200,000                   20.00
-------------------------------------------------------------------------------
$   2.03 - 20.00                   1,740,310
===============================================================================

Fair Value Disclosures

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, consistent with SFAS 123, the Company's net loss, and net loss per share for the years ending December 31, 1996 and 1995 would be as follows:

                                     1996              1995
    --------------------------------------------------------
    Net Loss:
       As reported            $10,790,084        $8,257,949
       Pro forma              $11,269,924        $8,471,362
    Net Loss Per Share:
       As reported                  $0.50             $0.47
       Pro forma                     0.52              0.48


The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                               1996                 1995
   ---------------------------------------------------------------------
   Expected dividend yield                      0%                   0%
   Expected stock price volatility             51%                  51%
   Risk-free interest rate             4.9% - 6.7%          5.4% - 7.5%
   Expected option term                  2.6 Years            2.6 Years

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the factors detailed in the table above and, because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.


     (D) Shareholder Rights Plan

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

As of December 31, 1996 the Company has authorized the issuance of 350,000 shares of Series C-1 Junior Participating Cumulative Preferred Stock for use in connection with the shareholder rights plan.

     (E) Severance Agreement Charge

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

8.   RESEARCH AND LICENSING AGREEMENTS

The Company has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, the Company has received licenses or options to license technology, certain patents or patent applications. The Company is required to make payments of nonrefundable license fees and royalties which amounted to approximately $205,000, $200,000 and $336,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


9.   PRODUCT DEVELOPMENT AND DISTRIBUTION AGREEMENTS

The Company's product development revenues were received from contracts with different organizations. Total revenue received by the Company in connection with these contracts for the years ended December 31, 1996, 1995 and 1994 were approximately $600,000, $1,600,000 and $3,700,000, respectively. A summary of these contracts is as follows:

     (A) Astra AB

In January 1992, the Company entered into a product development and distribution agreement with Astra AB ("Astra"), a worldwide pharmaceutical company headquartered in Sodertalje, Sweden, for the joint development and marketing of therapeutic products resulting from T Cell Sciences' proprietary T cell antigen receptor ("TCAR") technology. The products developed exclusively and jointly with Astra were monoclonal antibodies and protein-derived immunomodulators that may have efficacy in treating autoimmune diseases such as multiple sclerosis, Crohn's disease, and rheumatoid arthritis. Revenue recognized for the years ended December 31, 1996, 1995 and 1994 was $272,000, $1,400,000 and $3,000,000,
respectively.

In June 1996, the Company suspended further internal funding of the research and development of the TCAR program. In December 1996, the Company further amended its agreement with Astra to transfer certain of its rights to the TCAR technology to Astra, who will be solely responsible for further development and commercialization. Under the amended agreement, the Company has received an initial signing fee of $100,000 and could receive future milestone and royalty payments upon Astra's successful development and commercialization of the TCAR technology.

Included in revenue for the years ended December 31, 1996 and 1995, is $182,000 and $318,000, respectively, from the reduction of the collaborator advance liability. The funds were advanced from Astra for the expansion of additional research space dedicated to joint TCAR product research. The collaborator advance liability was reduced based on the amended agreement.

     (B) CytoTherapeutics

In April 1996, the Company licensed portions of its patent and technology rights regarding CR1 (Complement Receptor 1) to CytoTherapeutics, Inc. for use in CytoTherapeutics' cell-based products for the delivery of therapeutic substances to the central nervous system. Under the agreement, the Company granted non-exclusive rights for the use of CR1 in any encapsulated-cell product. The license does not include rights to use CR1 for therapeutic effects. The Company received a $100,000 signing fee and will receive additional milestone payments and royalty payments from commercialized products resulting from the license.

     (C) Yamanouchi Pharmaceutical Co., Ltd.

In December 1986 the Company entered into an agreement with Yamanouchi Pharmaceutical Co., Ltd. ("YPC") for the development and marketing of certain diagnostic products in Japan and in April 1989, the Company executed a new joint development agreement for several new diagnostic products for Japan. In May 1992, the Company expanded its relationship with YPC to include a product marketing arrangement for Japan and Taiwan related to several TRAx products in development. Revenues of approximately $500,000 were recognized under these agreements for the year ended December 31, 1994.

     (D) Diamedix Corporation

In December 1995, the Company received a $175,000 signing fee associated with a distribution agreement with Diamedix Corporation to market TRAx CD4 and TRAx CD8 microtiter plate diagnostic kits to clinical diagnostic laboratories in the United States. The Company retains the rights to sell kits to certain research laboratories and pharmaceutical companies.

       (E)    SmithKline Beecham, p.l.c

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

     (F) INCSTAR

In March 1994, the Company received a $250,000 signing fee associated with a distribution agreement with INCSTAR Corporation to market TRAx CD4 and TRAx CD8 kits in North America, Europe and most other countries of the world. During 1995, the Company and INCSTAR Corporation mutually agreed to terminate the agreement without any future financial obligations.


10.  NON-OPERATING INCOME(EXPENSE)

Non-Operating income(expense) includes the following:

                                                 Year Ended December 31,
                                        ---------------------------------------
                                             1996          1995           1994
                                        ---------------------------------------

Interest and Dividend Income            $680,198       $604,634     $1,361,727
Gain on Sale of Portion of Diagnostic
 Business                                282,980             --             --
Settlement of Lawsuit                         --      2,900,000             --
Gain on Sale of Investments                   --        100,000             --
Realized Loss on Sale of Investments          --             --      (878,924)
Other than Temporary Loss on
  Writedown of Investment                     --             --      (972,858)
                                        ---------------------------------------

                                        $963,178     $3,604,634     $(490,055)
                                        ========================================

11.    DEFERRED SAVINGS PLAN

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective May 1990, a tax-qualified deferred compensation plan for employees of the Company. Participants may make tax deferred contributions up to 15%, or $9,500, of their total salary in 1996. The Company may, at its discretion, make contributions to the plan each year matching up to 1% of the participant's total annual salary. Company contributions amounted to $33,000, $39,000 and $42,000 for the years ended December 31, 1996, 1995 and
1994.

12.  FOREIGN SALES

Foreign Sales:
--------------

Product sales were generated geographically as follows:

Net Product Sales for the
Twelve Months Ended        Europe        USA       Asia       Other       Total
-------------------        ------        ---       ----      -----       -----

December 31, 1996      $  145,000   $  240,000   $130,000   $  8,000  $  523,000
December 31, 1995         732,000      992,000    491,000    139,000   2,354,000
December 31, 1994       1,187,000    1,455,000    526,000     63,000   3,231,000


13.  FACILITY RELOCATION EXPENSE

In June 1994, the Company temporarily vacated its headquarters building at 38 Sidney Street in Cambridge, Massachusetts due to air quality problems within the building causing a significant number of employees to experience skin and respiratory irritation. During the third quarter of 1994, the Company determined that it could not return to the building and ensure the protection of its employees health. As a result, the Company moved its headquarters to Needham, Massachusetts and its diagnostic subsidiary to Woburn, Massachusetts. The costs to physically move property and establish computer and telephone networks at alternate sights, write-off the net book value of leasehold improvements and legal and other costs directly associated with vacating the Sidney Street location are included in operating expense as Relocation Expense.

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


14.  LITIGATION

In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant has filed counterclaims, alleging the Company has breached its lease obligations. The court ordered a limited trial between the Company and the landlord on certain factual issues which began on November 20, 1996. Closing arguments for the limited trial were heard on January 13, 1997. The court has not yet entered its findings on the limited trial. Until the court enters its findings, the Company is unable to assess what impact the findings will have on the trial of the issue of the Company's liability under the lease. In a separate lawsuit, the landlord's mortgagee has filed claims against the Company for payment of the same rent alleged to be owed. A motion for summary judgment filed by the bank was denied by the court. Due to the current stage of the lawsuits, a range of potential losses, cannot be estimated at this time. Accordingly, no accrual has been made in the financial statements relative to any potential effects on the Company's future operating results. A significant adverse settlement could have a negative impact on the future operating results of the Company.

The Company's insurance carrier was reimbursing the Company for certain legal expenses associated with the counterclaims, under a reservation of rights. The Company's insurance carrier filed a motion for summary judgment seeking a determination of noncoverage. The Company filed an opposition to the insurer's motion for summary judgment. On November 21, 1996, the court allowed the carrier's motion for summary judgment over the Company's opposition. The Company expects to appeal the ruling once it has been entered into the court records.


15.  RELATED PARTY TRANSACTION

During 1995, the Company entered into a Placement Agency Agreement with a firm whereby the Company paid $165,000 in fees for the private placement of stock of the Company with certain investors. A Managing Director of the firm is also a Director of the Company.


16.  SALE OF PORTION OF DIAGNOSTIC BUSINESS

On March 5, 1996 the Company sold to Endogen, Inc. the research products and operations of TCD for a purchase price of approximately $2,880,000, while retaining the TRAx diagnostic product franchise. The consideration for this sale was paid in the form of a convertible subordinated note receivable (the "Convertible Note") in the principal amount of $2,003,000 and a combination of cash and a short-term note used to repay approximately $980,000 of obligations under the Company's operating lease. The Convertible Note was due in semi-annual installments over a five year period commencing September 1, 1996 with interest receivable thereon at a rate of 7% per annum. A principal payment of $200,000 was received, in accordance with the terms of the note, on September 1, 1996, reducing the outstanding principal amount to $1,803,000 at December 31, 1996. The outstanding principal balance of the Convertible Note was convertible at any time at the option of the Company into shares of common stock of Endogen. On February 10, 1997, the Company converted the outstanding principal balance, or $1,803,000, of the Convertible Note into shares of Endogen commons stock which it subsequently sold. Additionally, the Company may receive a royalty on certain of Endogen's sales of research products.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company's Form 8-K dated February 10, 1994, reporting a change of the Company's independent accountant effective February 10, 1994, is hereby incorporated by reference.



                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Proposal 1 - Election of Directors" and "Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997, is hereby incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

The information under the Section "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997 is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section "Beneficial Ownership of Common Stock" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997, is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Proposal 1 - Election of Directors" and "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997, is hereby incorporated by reference.

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

     (3) Exhibits:

No.                       Description                                      Page No.
-------------------------------------------------------------------------------------------------------
2.1      Agreement of Merger among the Company, T Cell      Incorporated by reference to the Company's
         Acquisition Corp. and T Cell Diagnostics,          report on form 8-K filed September 22, 1993
         Inc. dated August 20, 1993 relating to
         reconsolidation of the Company's subsidiary

2.2      Asset Purchase Agreement among Endogen,  Inc.,     Incorporated by reference to the Company's
         T Cell Diagnostics, Inc., with  the  Company       report on form 8-K filed  March 20, 1996
         dated March 4, 1996

3.1      Third Restated Certificate of Incorporation        Incorporated by reference to the Company's
         of the Company                                     Annual Report on Form 10-K for the year ended
                                                            April 30, 1991

3.2      Certificate of Amendment of Third Restated         Incorporated by reference to the Company's
         Certificate of Incorporation of the Company        Annual Report on Form 10-K for the year ended
                                                            December 31, 1992

3.3      Certificate of Designation for series C-1          Incorporated by reference to the Company's
         Junior Participating Cumulative Preferred          Annual Report on Form 10-K for the year ended
         Stock                                              December 31, 1994

3.4      Amended and Restated By-Laws of the Company        Incorporated by reference to the Company's
         as of November 10, 1994                            report on Form 8-K dated November 10, 1994

4.1      Form of Purchase Agreement dated November 23,      Incorporated by reference to Exhibit 10.1 of
         1993 relating to the Company's private             the Company's Registration Statement on Form
         placement of Common Stock                          S-3 (Reg. No. 33-72172)

4.2      Shareholder Rights Agreement dated November        Incorporated by reference to the  Company's
         10, 1994 between the Company and State Street      report on Form 8-K dated November 10, 1994
         Bank and Trust Company as Rights Agent

4.3      Form of Stock Purchase Agreement dated             Incorporated by reference to Exhibit 10.1 of
         October 27, 1995 relating to the Company's         the Company's Registration Statement on Form
         private placement of  Common Stock                 S-3 (Reg. No. 33-64021)

4.4      Form of Stock Purchase Agreement dated             Incorporated by reference to Exhibit 10.1 of
         November 3, 1995 relating to the Company's         the Company's Registration Statement on Form
         private placement of Common Stock                  S-3 (Reg. No. 33-64021)

10.1     Amended and Restated 1991 Stock Compensation       Incorporate by reference to the Company's
         as of April 1, 1995                                Annual Report on Form 10K for the fiscal year
                                                            ended December 31, 1995

10.2     1994 Employee Stock Purchase Plan                  Incorporated by reference to the Company's
                                                            Registration Statement on Form S-8 filed
                                                            June 8, 1994

10.3     Product   Development  and   Distribution          Incorporated  by reference to the Company's
         Agreement  between Astra AB and the Company        report on Form 8-K filed on February  13, 1992
         dated  January  30,  1992,  portions of
         which are subject to confidential treatment

10.4     Commercial Lease Agreement of October 15,          Incorporated by reference to the Company's
         1994 between T Cell Diagnostics, Inc. and          Annual Report on Form 10-K for the year ended
         Cummings Properties Management                     December 31, 1994

10.5     Performance Plan of the Company                    Incorporated by reference to the Company's
                                                            Annual Report on Form 10-K for the transition
                                                            period ended December 31, 1992

10.6     Employment Agreement between the Company and       Incorporated by reference to the Company's
         Alan W. Tuck dated February 6, 1992                Annual Report on Form 10-K for the transition
                                                            period ended December 31, 1992

10.7     Consulting Agreement between the Company and       Page ____
         Patrick C. Kung dated January 1, 1997

10.8     Form of Agreement relating to Change of            Incorporated by reference to the Company's
         Control                                            Annual Report on Form 10-K for the transition
                                                            period ended December 31, 1992

10.9     Termination Agreement between the Company and      Incorporated by reference to the Company's
         SmithKline Beecham p.l.c. relating to sCR1         report on Form 8-K filed April 27, 1995
         dated April 7, 1995,  portions of which are
         subject to confidential treatment

10.10    Pledge  Agreement  between the Company and         Incorporated  by reference to the Company's
         Fleet Credit  Corporation  dated October 24,       Quarterly Report on Form 10-Q for September 1995
         dated September 30, 1995

10.11    Employment Agreement between the Company and       Page ____
         Una S. Ryan, Ph.D. dated May 28, 1996

10.12    Severance Agreement between the Company and        Page ____
         Norman W. Gorin dated June 1, 1996

10.13    Consulting Agreement between the Company and       Page ____
         James D. Grant dated May 28, 1996

10.14    Second Amended and Restated Product                Page ____
         Development and Distribution Agreement
         between Astra AB and the Company dated May 1,
         1996 portions of which are subject to a
         request for confidential treatment

10.15    Commercial  Lease  Agreement of May 1, 1997        Incorporated by reference  to the  Company's
         between the Company and Fourth Avenue              report on Form 10-Q for the quarterly period
         Ventures Limited                                   ended September 30, 1996

16.0     Letter regarding Change in Certifying              Incorporated by reference to the Company's
         Accountant                                         report on Form 8-K dated February 10, 1994

21.0     List of Subsidiaries                               Incorporated by reference to the Company's
                                                            Annual Report on Form 10-K for the fiscal
                                                            year ended December 31, 1993

23.0     Consent of Independent Accountants                 Page ___

27.0     Financial Data Schedule                            Page ____


(B)  Reports on Form 8-K.

During 1996, the following reports on Form 8-K were filed: Form 8-K dated March 5, 1996 and Form 8-K dated May 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T CELL SCIENCES, INC.                                               Date

by:   /s/  Una S. Ryan                                            March 21, 1997
     -----------------------------------
      Una S. Ryan
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

  Signature                       Title                                      Date


  /s/ Una S. Ryan               President, Chief Executive Officer        March 21, 1997
  -------------------------
  (Una S. Ryan)


  /s/ Norman W. Gorin           Vice President, Finance and Chief         March 21, 1997
  -------------------------     Financial Officer
  (Norman W. Gorin)


  /s/ James D. Grant            Chairman of the Board and Director        March 21, 1997
  -------------------------
  (James D. Grant)


  /s/ Patrick C. Kung           Vice Chairman of the Board and Director   March 21, 1997
  -------------------------
  (Patrick C. Kung)


  /s/ John P. Munson            Director                                  March 21, 1997
  -------------------------
  (John P. Munson)


  /s/ Thomas R. Ostermueller    Director                                  March 21, 1997
  -------------------------
  (Thomas R. Ostermueller)


  /s/ John Simon                Director                                  March 21, 1997
  -------------------------
  (John Simon)


  /s/ Harry H. Penner, Jr.      Director                                  March 21, 1997
  -------------------------
  (Harry H. Penner, Jr.)
