Form 10-Q
period 1997-03-31
T CELL SCIENCES INC
filed 1997-05-14
CIK 744218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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
                                       ---    ---

                                                              Outstanding as of
                                       Class                     May 6, 1997
                                       -----                     -----------
                           Common Stock, par value $.001         24,948,383

                              T CELL SCIENCES, INC

                                Table of Contents

                                 March 31, 1997



                                                                                                   Page

Part I -- Financial Information
-------------------------------

Condensed Consolidated Balance Sheet at March 31, 1997 and December 31, 1996.........................3

Condensed Consolidated Statement of Operations for the Quarters Ended
         March 31,1997 and 1996......................................................................4

Condensed Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 1997 and 1996.....................................................................5

Notes to Condensed Consolidated Financial Statements.................................................6

Management's Discussion and Analysis of Financial Condition and Results of
  Operations.........................................................................................8



Part II -- Other Information
----------------------------

Item 1.  Legal Proceedings..........................................................................10

Item 5.  Other Information..........................................................................10

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits...............................................................................10
         B.  Reports on Form 8-K....................................................................10

Signatures..........................................................................................11


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 1997 and December 31, 1996


                                                                      March 31,            December 31,
                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
     Cash and Cash Equivalents                                      $ 12,242,300           $ 12,591,800
     Accounts Receivable                                                  19,200                 19,500
     Inventories                                                          22,400                 24,000
     Current Portion Note Receivable                                          --                400,600
     Prepaid Expenses and Other                                          286,400                241,500
----------------------------------------------------------------------------------------------------------

         Total Current Assets                                         12,570,300             13,277,400
----------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                              501,000                511,600
Restricted Cash                                                          685,000                685,000
Long-Term Note Receivable                                                     --              1,402,100
Other Noncurrent Assets                                                1,288,600              1,347,600
----------------------------------------------------------------------------------------------------------

              Total Assets                                          $ 15,044,900           $ 17,223,700
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                               $    311,700           $    326,000
     Accrued Expenses                                                    947,100              1,278,500
     Deferred Revenue                                                    100,000                     --
----------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                     1,358,800              1,604,500
----------------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                        25,000                 25,000
     Additional Paid-in Capital                                       72,787,800             72,791,800
     Less: Common Treasury Shares at Cost                                (62,400)               (68,900)
     Accumulated Deficit                                             (59,064,300)           (57,128,700)
----------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                   13,686,100             15,619,200
----------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholders' Equity            $ 15,044,900           $ 17,223,700
----------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Quarters Ended March 31, 1997 and 1996


                                                                      March 31,             March 31,
                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------

OPERATING REVENUE:

Product Development and Licensing Agreements                       $     62,100          $     91,200
Product Sales                                                             1,300               497,600
----------------------------------------------------------------------------------------------------------

     Total Operating Revenue                                             63,400               588,800
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                                       400               348,300
Research and Development                                              1,335,900             1,491,000
General and Administrative                                              774,100               863,800
Marketing and Sales                                                      40,800               185,000
----------------------------------------------------------------------------------------------------------

     Total Operating Expenses                                         2,151,200             2,888,100
----------------------------------------------------------------------------------------------------------

Operating Loss                                                       (2,087,800)           (2,299,300)

Non-Operating Income, Net                                               152,200               447,700
----------------------------------------------------------------------------------------------------------

Net Loss                                                           $ (1,935,600)         $ (1,851,600)
----------------------------------------------------------------------------------------------------------

Net Loss Per Common Share                                          $      (0.08)         $      (0.09)
----------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding                           24,948,400            19,909,100
----------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 1997 and 1996


                                                                      March 31,             March 31,
                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net Loss                                                       $(1,935,600)          $(1,851,600)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                                   88,400               143,600
     Gain on Sale of Research Products and Operations of
       T Cell Diagnostics, Inc.                                              --              (315,700)
     Write-off of Capitalized Patent Costs                               51,100                   --
     Net Change in Current Assets and Current Liabilities              (288,700)             (719,000)
----------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                (2,084,800)           (2,742,700)
----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Acquisition of Property and Equipment                              (47,100)               (1,300)
     Other Noncurrent Assets                                            (22,800)             (166,500)
     Sale of Investment in Common Stock of Endogen, Inc.              1,802,700                    --
----------------------------------------------------------------------------------------------------------

Net Cash Provided (Used) by Investing Activities                      1,732,800              (167,800)
----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Sale of Stock                                          2,500                    --
     Proceeds from Exercise of Stock Options                                 --                34,100
----------------------------------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities                            2,500                34,100
----------------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                  (349,500)           (2,876,400)

Cash and Cash Equivalents at Beginning of Period                     12,591,800            12,275,200
----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                          $12,242,300           $ 9,398,800
----------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

                              T CELL SCIENCES, INC.
              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1997



(1)      Nature of Business
         ------------------

         T Cell Sciences, Inc. (the "Company"), is a biopharmaceutical company engaged in the discovery and development of innovative drugs targeting diseases of the immune, inflammatory and vascular systems. The Company develops and commercializes products on a proprietary basis and in collaboration with established pharmaceutical partners, including Astra AB and Yamanouchi Pharmaceutical Co., Ltd. In March 1996, the Company sold substantially all of the assets of its wholly-owned subsidiary, T Cell Diagnostics, Inc. ("TCD"), while retaining all the rights to the TRAx(R) diagnostic franchise.

         The condensed consolidated financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2)      Interim Financial Statements
         ----------------------------

         The accompanying condensed consolidated financial statements for the three months ended March 31, 1997 and 1996 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at March 31, 1997 and December 31, 1996, the results of operations for the quarters ended March 31, 1997 and 1996, and the cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of results for any future interim period or for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3)      Litigation
         ----------

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

(4)      Disposition of Assets
         ---------------------

         On March 5, 1996 the Company sold to Endogen, Inc. the research products and operations of TCD for a purchase price of approximately $2,880,000, while retaining the TRAx diagnostic product franchise. The consideration for this sale was paid in the form of a convertible subordinated note receivable (the "Convertible Note") in the principal amount of $2,003,000 and a combination of cash and a short-term note used to repay approximately $980,000 of obligations under the Company's operating lease. On February 10, 1997, the Company converted the remaining outstanding principal balance of the Convertible
Note into shares of Endogen common stock which it subsequently sold. Net proceeds from the sale were $1,829,000 and included an immaterial gain.

(5)      Statement of Financial Accounting Standards No. 128, "Earnings per
         ------------------------------------------------------------------
         Share"
         ------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact in the Company's net loss per share computation.

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in the following, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the Company's ability to obtain substantial additional funding; (iii) the Company's ability to obtain required governmental approvals;
(iv) the Company's ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) the Company's ability to develop and commercialize its products before its competitors.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


                                    Overview

         The Company's lead therapeutic program is focused on developing compounds that inhibit complement activation which is part of the body's immune defense system. The Company initiated a Phase IIa clinical trial for the evaluation of the Company's lead therapeutic compound, TP10, in patients with adult respiratory distress syndrome in January 1996 and a Phase I/II clinical trial in August 1996, using TP10, to prevent reperfusion injury in patients receiving lung transplants. The Company anticipates completing both of these trials in the second half of 1997. In February 1997, the Company was awarded a $100,000 Phase I Small Business Innovation Research grant from the National Institute of Health. Funding from the grant will contribute to the development of a novel DNA vaccine. The grant will contribute to the Company's program for the development of a vaccine for the management of atherosclerosis.


                              Results of Operations

         Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996 -- The Company reported a consolidated net loss of $1,935,600 or $.08 per share for the quarter ended March 31, 1997 compared with a net loss of $1,851,600 or $.09 per share for the quarter ended March 31, 1996. The increase in net loss for the quarter compared to last year is primarily due to the net gain of $315,700 recognized in the first quarter of 1996 from the sale of the research products and operations of TCD in March 1996. Included in the quarter ended March 31, 1996 are two months of operations of the research products and operations of TCD, prior to its sale, which partially offset the gain recognized. The operating loss for the quarter ended March 31, 1997 was $2,087,800 reflecting a 9.2% decrease from $2,299,300 for the same period last year. The decrease in operating loss is primarily due to a $736,900 or 25.5% decrease in operating expense partially offset by a $525,400 or 89.2% decrease in operating revenue. The decrease in operating revenue and expense is primarily due to the sale of the research products and operations of TCD in March 1996.

         Research and development expenses were $1,335,900 for the quarter ended March 31, 1997 compared to $1,491,000 for the same period last year. The decrease is primarily due to the sale of the research products and operations of TCD in March 1996.

         General and administrative expenses decreased $89,700 to $774,100 for the quarter ended March 31, 1997 from $863,800 for the comparable period last year. The decrease is mainly attributable to the sale of the research products and operations of TCD in March 1996.

         Marketing and sales expenses decreased 77.9% to $40,800 for the quarter ended March 31, 1997 compared to $185,000 for the quarter ended March 31, 1996. The decrease in marketing and sales expenses is primarily due to the sale of the research products and operations of TCD in March 1996 combined with the December 1995 sales and distribution contract with Diamedix Corporation for the TRAx CD4 and CD8 microtiter plate format products.

         Non-operating income of $152,200 for the quarter ended March 31, 1997 reflects a 23.5% increase in interest income for the quarter compared with the same period last year. The increase in interest income is primarily the result of higher cash balances during the quarter ended March 31, 1997 compared with the quarter ended March 31, 1996. Included in non-operating income of $447,700 for the quarter ended March 31, 1996 is a net gain of $315,700 recognized from the sale of the research products and operations of TCD in March 1996.

                         Liquidity and Capital Resources

         The Company's cash and cash equivalents at March 31, 1997 was $12,242,300 compared to $12,591,800 at December 31, 1996. Cash used in operations was $2,084,800 for the three months ended March 31, 1997 which was partially offset by $1,829,000 received from the conversion and subsequent sale of the convertible subordinated note receivable from Endogen, Inc. The Company received the convertible subordinated note receivable in connection with the sale of the research products and operations of TCD in March 1996. On February 10, 1997 the Company converted the remaining outstanding principal balance of $1,802,700 into shares of common stock of Endogen and subsequently sold the shares.

         In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant has filed counterclaims, alleging the Company has breached its lease obligations. In a separate lawsuit, the landlord's mortgagee has filed claims against the Company for payment of the same rent alleged to be owed. A motion for summary judgment filed by the bank was denied by the court. Due to the current stage of the lawsuits, a range of potential losses cannot be estimated at this time. Accordingly, no accrual has been made in the financial statements relative to any potential effects on the Company's future operating results. A significant adverse settlement could have a negative impact on the future operating results of the Company.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact in the Company's net loss per share computation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         No material changes since the Company's annual report on Form 10-K for the year ended December 31, 1996.


ITEM 5.  OTHER INFORMATION
         -----------------

         The Company announced in February 1997 that it had been awarded a $100,000 Phase I Small Business Innovation Research grant from the National Institute of Health. The grant will contribute to the development of a novel DNA vaccine which will contribute to the Company's program to develop a vaccine for the management of atherosclerosis.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

A.   Exhibits

     None


B.   Reports on Form 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          T CELL SCIENCES, INC.

                                                       BY:  /s/ Norman W. Gorin
                                                           --------------------
                                                                Norman W. Gorin
                                                        Vice President, Finance
                                                    and Chief Financial Officer