Form 10-Q
period 1997-06-30
T CELL SCIENCES INC
filed 1997-08-06
CIK 744218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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
                                       ---     ---

                                                               Outstanding as of
                                    Class                        July 31, 1997
                                    -----                        -------------
                        Common Stock, par value $.001             24,948,383

                              T CELL SCIENCES, INC.
                                Table of Contents

                                  June 30, 1997


                                                                                                   Page
                                                                                                   ----
Part I -- Financial Information
-------------------------------

Condensed Consolidated Balance Sheet at June 30, 1997 and December 31, 1996..........................3


Condensed Consolidated Statement of Operations for the Quarters Ended
         June 30, 1997 and 1996......................................................................4


Condensed Consolidated Statement of Operations for the Six Months Ended
         June 30, 1997 and 1996......................................................................5


Condensed Consolidated Statement of Cash Flows for the Six Months Ended
         June 30 , 1997 and 1996.....................................................................6


Notes to Condensed Consolidated Financial Statements.................................................7

Management's Discussion and Analysis of Financial Condition and Results of
  Operations.........................................................................................9


Part II -- Other Information
----------------------------

Item 1.  Legal Proceedings..........................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders........................................12

Item 5.  Other Information..........................................................................12

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits...............................................................................13
         B.  Reports on Form 8-K....................................................................13

Signatures..........................................................................................14`


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 1997 and December 31, 1996


                                                                       June 30,            December 31,
                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                     $ 10,671,300          $ 12,591,800
     Accounts Receivable                                                 17,600                19,500
     Inventories                                                             --                24,000
     Current Portion Note Receivable                                         --               400,600
     Prepaid Expenses and Other                                         274,500               241,500
----------------------------------------------------------------------------------------------------------

         Total Current Assets                                        10,963,400            13,277,400
----------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                             443,500               511,600
Restricted Cash                                                         685,000               685,000
Long-Term Note Receivable                                                    --             1,402,100
Other Noncurrent Assets                                               1,293,300             1,347,600
----------------------------------------------------------------------------------------------------------

              Total Assets                                         $ 13,385,200         $  17,223,700
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                              $    332,500         $     326,000
     Accrued Expenses                                                   990,700             1,278,500
     Deferred Revenue                                                    56,700                   --
----------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                    1,379,900             1,604,500
----------------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                        25,000               25,000
     Additional Paid-in Capital                                       72,787,800           72,791,800
     Less: Common Treasury Shares at Cost                                (62,400)             (68,900)
     Accumulated Deficit                                             (60,745,100)         (57,128,700)
----------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                   12,005,300           15,619,200
----------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholders' Equity            $ 13,385,200         $ 17,223,700
----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarters Ended June 30, 1997 and 1996


                                                                       June 30,              June 30,
                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements                       $    693,300           $   179,400
Product Sales                                                                --                 8,800
----------------------------------------------------------------------------------------------------------

     Total Operating Revenue                                            693,300               188,200
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                                        --                 2,900
Research and Development                                              1,483,000             1,437,100
General and Administrative                                            1,024,600             3,072,200
Marketing and Sales                                                      30,100                97,900
----------------------------------------------------------------------------------------------------------

     Total Operating Expenses                                         2,537,700             4,610,100
----------------------------------------------------------------------------------------------------------

Operating Loss                                                       (1,844,400)           (4,421,900)

Non-Operating Income, Net                                               163,600               114,000
----------------------------------------------------------------------------------------------------------

Net Loss                                                           $ (1,680,800)          $(4,307,900)
----------------------------------------------------------------------------------------------------------

Net Loss Per Common Share                                          $      (0.07)          $     (0.22)
----------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding                           24,948,400            19,938,200
----------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 1997 and 1996


                                                                       June 30,              June 30,
                                                                        1997                  1996
----------------------------------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements                       $    755,400           $   270,600
Product Sales                                                             1,300               506,400
----------------------------------------------------------------------------------------------------------

     Total Operating Revenue                                            756,700               777,000
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                                       400               351,200
Research and Development                                              2,818,900             2,928,100
General and Administrative                                            1,798,700             3,936,000
Marketing and Sales                                                      70,900               282,900
----------------------------------------------------------------------------------------------------------

     Total Operating Expenses                                         4,688,900             7,498,200
----------------------------------------------------------------------------------------------------------

Operating Loss                                                       (3,932,200)           (6,721,200)

Non-Operating Income, Net                                               315,800               561,700
----------------------------------------------------------------------------------------------------------

Net Loss                                                           $ (3,616,400)          $(6,159,500)
----------------------------------------------------------------------------------------------------------

Net Loss Per Common Share                                          $      (0.14)          $     (0.31)
----------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding                           24,948,400            19,923,800
----------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 1997 and 1996


                                                                       June 30,              June 30,
                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Loss                                                       $(3,616,400)         $(6,159,500)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                                  186,900              280,900
     Gain on Sale of Research Products and Operations of
       T Cell Diagnostics, Inc.                                              --             (309,800)
     Write-off of Capitalized Patent Costs                               51,100            1,751,600
     Compensation Associated with Stock Options                              --              170,300
     Net Change in Current Assets and Current Liabilities              (231,700)          (1,058,300)
----------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                (3,610,100)          (5,324,800)
----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Acquisition of Property and Equipment                              (57,100)             (11,600)
     Other Noncurrent Assets                                            (58,500)            (382,500)
     Sale of Investment in Common Stock of Endogen, Inc.              1,802,700                   --
----------------------------------------------------------------------------------------------------------

Net Cash Provided (Used) by Investing Activities                      1,687,100             (394,100)
----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Sale of Stock                                          2,500               11,600
     Proceeds from Exercise of Stock Options                                 --              158,700
----------------------------------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities                            2,500              170,300
----------------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                (1,920,500)          (5,548,600)

Cash and Cash Equivalents at Beginning of Period                     12,591,800           12,275,200
----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                          $10,671,300          $ 6,726,600
----------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

                              T CELL SCIENCES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997


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

(2)      Interim Financial Statements
         ----------------------------

         The accompanying condensed consolidated financial statements for the three and six months ended June 30, 1997 and 1996 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for any future interim period or for the full year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
                                 OF OPERATIONS
                                 -------------
                                    Overview

         The Company's lead therapeutic program is focused on developing compounds that inhibit complement activation which is part of the body's immune defense system. In August 1996, the Company began enrollment in a Phase I/II clinical trial for the evaluation of its lead therapeutic compound, TP10, to prevent reperfusion injury in patients receiving lung transplants. Patients are followed for 28 days for clinical efficacy and six months to monitor safety. Patient accrual completed in May 1997 and the trial will conclude in the second half of 1997 when the last patient completes the six-month safety evaluation period. The Company initiated a Phase IIa clinical trial to evaluate the use of TP10 in patients with adult respiratory syndrome in January 1996. Completion of the Phase IIa trial is expected in the second half of 1997. In February 1997, the Company was awarded a second $100,000 Phase I Small Business Innovation Research grant from the National Institutes of Health. Funding from the grant will contribute to the Company's program for the development of a vaccine for the management of atherosclerosis. In June 1997, the Company received milestone payments from its partner, Astra AB ("Astra"), following the transfer of certain of its rights to the TCAR technology to Astra, which was completed in May 1997, and approval received by Astra to initiate clinical trials for one of the products derived from the TCAR technology platform for the treatment of multiple sclerosis.


                              Results of Operations

         Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996 -- The Company reported a consolidated net loss of $1,680,800 or $.07 per share for the quarter ended June 30, 1997 reflecting a decrease of $2,627,100 or 61.0% compared with a net loss of $4,307,900 or $.22 per share for the quarter ended June 30, 1996. The decrease in net loss for the quarter is primarily due to a charge to earnings of $1,751,600 for the write-off of certain capitalized patent costs and a $425,300 charge to earnings resulting from a severance agreement with the Company's former President and Chief Executive Officer included in the quarter last year. Excluding these charges, the net loss for the quarter ended June 30, 1997 decreased $450,200 or 21.1% compared to the same period last year. The decrease in net loss, as adjusted, is mainly attributable to an increase in operating revenue of $505,100.

         Operating revenue increased 268.4% for the quarter ended June 30, 1997 to $693,300 compared to $188,200 for the quarter ended June 30, 1996. The increase is primarily due to certain milestone payments received under the Company's agreement with Astra. In May 1997, the Company completed the transfer of certain of its rights to the TCAR technology to Astra who will be solely responsible for further clinical development and commercialization. In June 1997, Astra received approval to initiate clinical trials for one of the products derived from the TCAR technology platform for the treatment of multiple sclerosis.

         Research and development expenses were $1,483,000 for the quarter ended June 30, 1997 compared to $1,437,100 for the same period last year. The increase is primarily due to costs associated with the Phase I/II and Phase IIa clinical trials which were initiated in July 1996 and January 1996, respectively.

         General and administrative expenses decreased $2,047,600 to $1,024,600 for the quarter ended June 30, 1997 from $3,072,200 for the comparable period last year. The decrease is primarily due to the $425,300 charge in June 1996 resulting from the severance agreement with the Company's former President and Chief Executive Officer combined with the $1,751,600 write-off of certain capitalized patent costs in June 1996. Excluding these charges, general and administrative expenses increased $129,300 for the quarter ended June 30, 1997 compared to the same period last year. The increase is primarily attributable to increased consulting fees related to business development partially offset by a decrease in administrative payroll and benefit costs.

         Marketing and sales expenses decreased 69.3% or $67,800 to $30,100 for the quarter ended June 30, 1997 compared to $97,900 for the quarter ended June 30, 1996. The decrease in marketing and sales expenses is primarily due to the Company's reduced direct sales efforts for the TRAx(R) product line while it focuses on establishing a partnership for the TRAx(R) technology.

         Non-operating income of $163,600 for the quarter ended June 30, 1997 reflects a 43.5% increase in interest income for the quarter compared with the same period last year. The increase in interest income is primarily the result of higher cash balances during the quarter ended June 30, 1997 compared with the quarter ended June 30, 1996.

         Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996 -- The Company reported a consolidated net loss of $3,616,400 or $.14 per share for the six months ended June 30, 1997 compared with a net loss of $6,159,500 or $.31 per share for the six months ended June 30, 1996. Included in the six months ended June 30, 1996 is two months of operations of TCD prior the sale of its research products and operations in March 1996 and a gain recognized from the sale. The $2,543,100 decrease in net loss is mainly due to a $1,751,600 write-off of certain capitalized patent costs and a $425,300 charge to earnings resulting from a severance agreement with the Company's former President and Chief Executive Officer included in the six months ended June 30, 1996.

         For the six months ended June 30, 1997, product development and licensing agreements revenue increased $484,800 to $755,400 compared to $270,600 for the six months ended June 30, 1996. The increase is primarily attributable to milestone payments received from Astra in accordance with the amended agreement of December 1996. In addition, the Company recognized approximately $105,000 of revenue relating to its Small Business Innovation Research grants from the National Institutes of Health. Included in product development and licensing agreements revenue in 1996 is research and development funding from Astra relating to the Company's earlier agreement and a $100,000 non-refundable execution fee associated with a license agreement with CytoTherapeutics, Inc. Product sales decreased $505,100 for the first half of 1997 compared to the same period last year primarily due to the sale of the research products and operations of TCD in March 1996.

         Research and development expenses were $2,818,900 for the six months ended June 30, 1997 compared to $2,928,100 for the same period last year. The decrease is primarily attributed to the sale of the research products and operations of TCD in March 1996 partially offset by increased costs associated with two clinical trials initiated in 1996.

         General and administrative expenses decreased $2,137,300 to $1,798,700 for the six months ended June 30, 1997 from $3,936,000 for the comparable period last year. The decrease is primarily due to the $425,300 charge in June 1996 resulting from a severance agreement with the Company's former President and Chief Executive Officer combined with the $1,751,600 write-off of certain capitalized patent costs in June 1996.

         Marketing and sales expenses decreased 74.9% to $70,900 for the six months ended June 30, 1997 compared to $282,900 for the six months ended June 30, 1996. The decrease in marketing and sales expenses is primarily due to the sale of the research products and operations of TCD in March 1996 combined with the Company's reduced direct sales efforts for the TRAx(R) product line while it focuses on establishing a partnership for the TRAx(R) technology.

         Non-operating income of $315,800 for the six months ended June 30, 1997 reflects a 43.8% decrease compared to the same period last year. Included in non-operating income for the six months ended June 30, 1996 is a $309,800 gain recognized from the sale of the research products and operations of TCD in March 1996. Interest income increased 32.4% for the six months ended June 30, 1997 compared with the same period last year. The increase in interest income is primarily the result of higher cash balances during the six months ended June 30, 1997 compared with the six months ended June 30, 1996.


                         Liquidity and Capital Resources

         The Company's cash and cash equivalents at June 30, 1997 was $10,671,300 compared to $12,591,800 at December 31, 1996. Cash used in operations was $3,610,100 for the six months ended June 30, 1997 which was partially offset by $1,829,000 received from the conversion and subsequent sale of the convertible subordinated note receivable from Endogen, Inc. The Company received the convertible subordinated note receivable in connection with the sale of the research products and operations of TCD in March 1996. On February 10, 1997 the Company converted the remaining outstanding principal balance of $1,802,700 into shares of common stock of Endogen and subsequently sold the shares.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On May 13, 1997, the Company held its Annual Meeting of Stockholders at which the voters elected seven directors to its Board of Directors.

         At the Company's Annual Meeting of Stockholders, the following were elected to the Board of Directors:

                                                Number of Shares/Votes
                                                ----------------------
                                            For              Authority Withheld
                                            ---              ------------------

         James D. Grant                 18,455,315                 309,412
         Patrick C. Kung                18,460,770                 303,957
         John P. Munson                 18,484,713                 280,014
         Thomas R. Ostermueller         18,467,763                 296,964
         Harry H. Penner, Jr.           18,507,863                 256,864
         Una S. Ryan                    18,541,938                 222,789
         John Simon                     18,456,270                 308,457

         The number of shares issued, outstanding and eligible to vote as of the record date of April 1, 1997 were 24,948,383. Quorum was 18,764,727 shares represented by 236 proxies or 75.2% of the eligible voting shares tabulated.


ITEM 5.  OTHER INFORMATION
         -----------------

         The Company announced on May 28, 1997, the completion of patient accrual for its Phase I/II clinical trial evaluating TP10 in patients with reperfusion injury following lung transplantation. Objectives of the trial are to determine the safety and pharmacokinetics of TP10 in patients following lung transplant surgery, and to determine the ability of TP10 to reduce reperfusion injury and improve lung function in patients following lung transplant surgery. Patients are followed for 28 days for clinical efficacy and 6 months to monitor safety. The trial will conclude in the second half of 1997 when the last patient completes the six-month safety evaluation period.

         In June 1997, the Company announced the appointment of Ronald M. Urvater to its Board of Directors. Mr. Urvater is currently a Managing Director of Aurora Capital Corporation, an investment bank dedicated to private financing of private and public biotechnology companies. He has also been the president of Capital Partners, a venture capital company, since 1987. Prior to that Mr. Urvater was a Vice President of Allen and Company, Inc. Mr. Urvater was one of T Cell's founders and original board members, and resigned from the board in 1995. His re-appointment increases the number of board members to eight.

         The Company announced on June 23, 1997 that it has achieved another milestone in its T Cell Antigen Receptor (TCAR) program with Astra AB. Astra AB has received approval to initiate clinical trials for one of the products derived from the TCAR technology platform for the treatment of multiple sclerosis. T Cell Sciences and Astra AB signed an amended agreement in December 1996 in which T Cell has transferred certain of its rights to the TCAR technology to Astra AB, who is responsible for all development activities including the clinical development and commercialization. T Cell Sciences will receive royalties from product sales, as well as upfront and milestone payments which may total up to $4 million as certain clinical developments are achieved. Astra AB will assume all costs for continued development and will have all marketing rights for the products worldwide.


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


                                                   T CELL SCIENCES, INC.

                                                 BY: /s/ Norman W. Gorin
                                                     -------------------
                                                         Norman W. Gorin
                                                 Vice President, Finance
                                             and Chief Financial Officer