Form 10-Q
period 1997-09-30
T CELL SCIENCES INC
filed 1997-11-14
CIK 744218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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
                                      ---  ---

                                                   Outstanding as of
                      Class                        November 12, 1997
                      -----                        -----------------
          Common Stock, par value $.001               24,967,656

                              T CELL SCIENCES, INC.
                                Table of Contents
                               September 30, 1997

                                                                                                   Page
                                                                                                   ----
Part I -- Financial Information
-------------------------------

Condensed Consolidated Balance Sheet at September 30, 1997 and December 31, 1996.....................3


Condensed Consolidated Statement of Operations for the Quarters Ended

         September 30, 1997 and 1996.................................................................4


Condensed Consolidated Statement of Operations for the Nine Months Ended

         September 30, 1997 and 1996.................................................................5


Condensed Consolidated Statement of Cash Flows for the Nine Months Ended

         September 30, 1997 and 1996.................................................................6


Notes to Condensed Consolidated Financial Statements.................................................7

Management's Discussion and Analysis of Financial Condition and Results of

  Operations.........................................................................................9



Part II -- Other Information
----------------------------

Item 1.  Legal Proceedings..........................................................................13

Item 5.  Other Information..........................................................................13

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits...............................................................................14
         B.  Reports on Form 8-K....................................................................14

Signatures..........................................................................................15


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

September 30,  1997 and December 31, 1996


                                                 September 30,    December 31,
                                                      1997            1996
================================================================================
ASSETS
Current Assets:
     Cash and Cash Equivalents                   $  8,538,000     $ 12,591,800
     Accounts Receivable                               19,400           19,500
     Inventories                                        5,200           24,000
     Current Portion Note Receivable                       --          400,600
     Prepaid Expenses and Other                       474,700          241,500
--------------------------------------------------------------------------------
         Total Current Assets                       9,037,300       13,277,400
--------------------------------------------------------------------------------
Property and Equipment, Net                           403,900          511,600
Restricted Cash                                       585,000          685,000
Long-Term Note Receivable                                  --        1,402,100
Other Noncurrent Assets                             1,477,300        1,347,600
--------------------------------------------------------------------------------
              Total Assets                       $ 11,503,500     $ 17,223,700
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                            $    309,600    $    326,000
     Accrued Expenses                               1,958,600       1,278,500
     Deferred Revenue                                      --              --
--------------------------------------------------------------------------------
         Total Current Liabilities                  2,268,200       1,604,500
--------------------------------------------------------------------------------
Other Liabilities                                   1,500,000              --
--------------------------------------------------------------------------------
Stockholders' Equity:
     Common Stock, $.001 Par Value                     25,000         25,000
     Additional Paid-in Capital                    76,521,200     72,791,800
     Less: Common Treasury Shares at Cost             (35,800)        (68,900)
     Accumulated Deficit                          (68,775,100)    (57,128,700)
--------------------------------------------------------------------------------
         Total Stockholders' Equity                 7,735,300      15,619,200
--------------------------------------------------------------------------------
              Total Liabilities and
                 Stockholders' Equity            $ 11,503,500    $ 17,223,700
================================================================================


     See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Quarters Ended September 30, 1997 and 1996



                                               September 30,     September 30,
                                                    1997              1996
================================================================================
OPERATING REVENUE:
Product Development and Licensing Agreements   $     48,500       $      1,200
Product Sales                                        34,900              9,100
--------------------------------------------------------------------------------
     Total Operating Revenue                         83,400             10,300
--------------------------------------------------------------------------------
OPERATING EXPENSE:
Cost of Product Sales                                16,800              6,100
Research and Development                          1,269,700          1,520,800
General and Administrative                          839,600            821,600
Marketing and Sales                                  15,400            108,700
--------------------------------------------------------------------------------
     Total Operating Expenses                     2,141,500          2,457,200
--------------------------------------------------------------------------------

Operating Loss                                   (2,058,100)        (2,446,900)

Non-Operating Income (Expense), Net              (5,972,100)           171,800
--------------------------------------------------------------------------------
Net Loss                                       $ (8,030,200)      $ (2,275,100)
================================================================================
Net Loss Per Common Share                      $      (0.32)      $      (0.10)
================================================================================
Weighted Average Common Shares Outstanding       24,955,656         21,921,938
================================================================================

See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 1997 and 1996



                                                  September 30,    September 30,
                                                      1997             1996
================================================================================
OPERATING REVENUE:

Product Development and Licensing Agreements      $    803,900     $   271,800
Product Sales                                           36,200         515,500
--------------------------------------------------------------------------------
     Total Operating Revenue                           840,100         787,300
--------------------------------------------------------------------------------
OPERATING EXPENSE:

Cost of Product Sales                                   17,200         357,200
Research and Development                             4,088,600       4,448,900
General and Administrative                           2,638,300       4,757,600
Marketing and Sales                                     86,300         391,700
--------------------------------------------------------------------------------
     Total Operating Expenses                        6,830,400       9,955,400
--------------------------------------------------------------------------------

Operating Loss                                      (5,990,300)     (9,168,100)

Non-Operating Income (Expense), Net                 (5,656,300)        733,500
--------------------------------------------------------------------------------

Net Loss                                          $(11,646,600)    $(8,434,600)
================================================================================

Net Loss Per Common Share                         $      (0.47)    $     (0.41)
================================================================================

Weighted Average Common Shares Outstanding          24,950,827      20,594,701
================================================================================

See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 1997 and 1996


                                                   September 30,   September 30,
                                                        1997            1996
================================================================================
Cash Flows from Operating Activities:
     Net Loss                                      $(11,646,600)    $(8,434,600)
     Adjustments to Reconcile Net Loss
       to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                  272,300         373,000
     Gain on Sale of Research Products and
       Operations of T Cell Diagnostics, Inc.                --        (283,000)
     Write-off of Capitalized Patent Costs               51,100       1,751,600
     Settlement of Litigation with Former Landlord    6,109,200              --
     Compensation Associated with Stock Options              --         170,300
     Net Change in Current Assets and
       Current Liabilities                             (409,600)     (1,379,700)
--------------------------------------------------------------------------------

Net Cash Used by Operating Activities                (5,623,600)     (7,802,400)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Acquisition of Property and Equipment              (70,300)        (26,900)
     Other Noncurrent Assets                           (175,100)       (321,800)
     Sale of Investment in Common Stock
      of Endogen, Inc.                                1,802,700              --
--------------------------------------------------------------------------------

Net Cash Provided (Used) by Investing Activities      1,557,300        (348,700)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Sale of Stock                         12,500          11,600
     Proceeds from Exercise of Stock Options                 --         158,700
     Proceeds from Issuance of Common Stock                  --      10,068,600
--------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities           12,500      10,238,900
--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents     (4,053,800)      2,087,800

Cash and Cash Equivalents at Beginning of Period     12,591,800      12,275,200
--------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period          $ 8,538,000     $14,363,000
================================================================================

See accompanying notes to condensed consolidated financial statements

                              T CELL SCIENCES, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


(1)  Nature of Business
     ------------------

         T Cell Sciences, Inc. (the "Company"), is a biopharmaceutical company engaged in the discovery and development of innovative drugs targeting diseases of the immune, inflammatory and vascular systems. The Company develops and commercializes products on a proprietary basis and in collaboration with established pharmaceutical partners, including Novartis Pharma AG, Astra AB and Yamanouchi Pharmaceutical Co., Ltd. In March 1996, the Company sold substantially all of the assets of its wholly-owned subsidiary, T Cell Diagnostics, Inc. ("TCD"), while retaining all the rights to the TRAx(R) diagnostic franchise.

         The condensed consolidated financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2)  Interim Financial Statements
     ----------------------------

         The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1997 and 1996 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for any future interim period or for the full year.

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


(3)  Litigation
     ----------

         In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building, due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant filed counterclaims, alleging the Company breached its lease obligations. The court ordered a limited trial between the Company and the landlord on certain factual issues which began on November 20, 1996. Closing arguments for the limited trial were heard on January 13, 1997. In a separate lawsuit, the landlord's mortgagee filed claims against the Company for payment of the same rent alleged to be owed. A motion for summary judgment filed by the bank was denied by the court. In August 1997, the Superior Court of Massachusetts entered findings of fact and conclusions of law on a limited trial of the Company's lawsuit against the landlord. In its findings on the limited trial, the Court concluded that the Company had not proved at the limited trial that any fireproofing fibers contaminated the Company's space, the Company's space was not uninhabitable because of contamination from fireproofing fibers and the Company was not justified in terminating its lease on the grounds that its office and laboratories were uninhabitable. In November 1997, the Company reached a settlement of the litigation with its former landlord and the landlord's mortgagee. The Company agreed to pay $859,200 in cash on November 17, 1997 and issue a total of 1,500,000 shares of its common stock. In addition, the Company will also sign two notes for $750,000 each, due and payable on November 16, 1998 and November 15, 1999, respectively. The total settlement, valued at $6,109,200, is comprised of the cash and notes totaling $2,359,200 and common stock valued at $3,750,000 as of October 31, 1997 and has been recorded as non-operating expense as of September 30, 1997. The common stock to be issued is subject to restrictions on transfer per the settlement agreement. The settlement agreement also provides for certain "piggyback" registration rights and demand registration of the shares of common stock to become effective no later than September 30, 1998. Upon such registration, however, the settlement agreement limits the number of shares that may be sold over a given period of time. As part of the settlement agreement, the Company will pledge as collateral $750,000 cash as security for the note due November 16, 1998. In addition, the note for $750,000 due on November 15, 1999 will be secured by 132,500 of the shares of common stock issued. The 132,500 shares may be returned to the Company or retained under certain terms of the agreement.

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

(5)  Statement of Financial Accounting Standards No. 128, "Earnings per Share"
     -------------------------------------------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact in the Company's net loss per share computation.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in the following, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company's and its development and marketing partners' ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the Company's ability to obtain substantial additional funding; (iii) the Company's ability to obtain required governmental approvals; (iv) the Company's ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) the Company's ability to develop and commercialize its products before its competitors.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       -------------------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                                    Overview

     The Company's lead therapeutic program is focused on developing compounds that inhibit complement activation which is part of the body's immune defense system. In October 1997, the Company presented positive preliminary results from the efficacy portion of its Phase I/II clinical trial of its lead therapeutic compound, TP10. The trial was aimed at evaluating the ability of TP10 to reduce reperfusion injury and improve lung function in patients with end-stage pulmonary disease who were undergoing lung transplant surgery. The trial will conclude in the fourth quarter of 1997 when the last patient completes a six-month safety evaluation period. The Company initiated a Phase IIa clinical trial to evaluate the use of TP10 in patients with adult respiratory syndrome in January 1996. Completion of the Phase IIa trial is expected in the fourth quarter of 1997. The Company also announced, in October 1997, that it had entered into an option agreement with Novartis Pharma AG relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human to humans). The option agreement provides for annual option fees and supplies of TP10 for clinical trials in return for granting a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in xenotransplantation and allotransplantation. In February 1997, the Company was awarded a second $100,000 Phase I Small Business Innovation Research ("SBIR") grant from the National Institute of Health ("NIH") and in September the Company was awarded a $678,000 Phase II SBIR grant from the NIH. Funding from the Phase I grant will contribute to the Company's program for the development of a vaccine for the management of atherosclerosis. The Phase II grant provides funding over a two-year period which will support research and development of a novel transgenic rat model of atherosclerosis. In June 1997, the Company received a milestone payment from its partner, Astra AB ("Astra"), following approval received by Astra to initiate clinical trials for one of the products derived from the TCAR technology platform for the treatment of multiple sclerosis. In November 1997, the Company announced that it had reached a settlement of its outstanding litigation with its former landlord. The settlement, valued at $6,109,200, has been recorded as non-operating expense as of September 30, 1997.


                              Results of Operations

     Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996 -- The Company reported a consolidated net loss of $8,030,200 or $.32 per share for the quarter ended September 30, 1997 compared with a net loss of $2,275,100 or $.10 per share for the quarter ended September 30, 1996. Included in the loss for the quarter ended September 30, 1997 is a charge to earnings of $6,109,200 for a settlement that was reached in November 1997, of the Company's outstanding litigation with its former landlord and the landlord's mortgagee. Under the terms of the settlement, the Company has agreed to pay $859,200 in cash on November 17,1997 and issue a total of 1,500,000 shares of its common stock valued at $3,750,000 as of October 31, 1997. In addition, the Company will also sign two notes for $750,000 each, due and payable on November 16, 1998 and November 15, 1999, respectively. The total settlement, valued at $6,109,200, is comprised of the cash and notes totaling $2,359,200 and common stock valued at $3,750,000 as of October 31, 1997. Excluding the settlement charge, the loss for the quarter is $1,921,000 or $.08 per share, a decrease of $354,100 or 15.6% compared to the same period last year. The decrease for the quarter is primarily due to lower clinical trial costs compared to the same period last year combined with a decrease in payroll and benefits costs.

     Research and development expenses were $1,269,700 for the quarter ended September 30, 1997 compared to $1,520,800 for the same period last year. The decrease is primarily due to a reduction in costs associated with the Phase I/II and Phase IIa clinical trials for the quarter compared to the same period last year. The clinical trials were initiated in July 1996 and January 1996, respectively. Patient accrual was completed in the Phase I/II clinical trial in May 1997. The trial will conclude in the fourth quarter following the six month safety portion of the trial. The Phase IIa clinical trial is expected to conclude in the fourth quarter.

     General and administrative expenses increased to $839,600 for the quarter ended September 30, 1997 from $821,600 for the comparable period last year. The increase is primarily attributable to increased legal fees relating to the Company's collaborative option agreement with Novartis Pharma AG and settlement of the litigation, partially offset by a decrease in administrative payroll and benefits costs.

     Marketing and sales expenses decreased $93,300 to $15,400 for the quarter ended September 30, 1997 compared to $108,700 for the quarter ended September 30, 1996. The decrease in marketing and sales expenses is primarily due to the Company's reduced direct sales efforts for the TRAx(R) product line while it focuses on establishing a partnership for the TRAx technology combined with a decrease in sales and marketing payroll and benefit costs.

     Non-operating expense of $5,972,100 for the quarter ended September 30, 1997 includes the $6,109,200 charge to earnings for the settlement of the Company's litigation with its former landlord and the landlord's mortgagee. Excluding the settlement charge, non-operating income reflects a 20.2% decrease in interest income for the quarter, compared with the same period last year. The decrease in interest income is primarily the result of lower cash balances during the quarter ended September 30, 1997 compared with the quarter ended September 30, 1996 partially offset by higher interest rates.

     Nine months Ended September 30, 1997 Compared to Nine months Ended September 30, 1996 -- The Company reported a consolidated net loss of $11,646,600 or $.47 per share for the nine months ended September 30, 1997 compared with a net loss of $8,434,600 or $.41 per share for the nine months ended September 30, 1996. Included in the loss for the nine months ended September 30, 1997 is the charge to earnings of $6,109,200 for the settlement of the Company's outstanding litigation with its former landlord and the landlord's mortgagee. The nine months ended September 30, 1996 included two months of operations of TCD prior to the sale of its research products and operations in March 1996 and a gain recognized from the sale. The net loss for the first nine months of 1997 increased $3,212,000 or 38.1% compared to the same period last year due to the charge to earnings for the settlement of the litigation, partially offset by a $1,751,600 write-off of certain capitalized patent costs and a $425,300 charge to earnings resulting from a severance agreement with the Company's former President and Chief Executive Officer included in the nine months ended September 30, 1996. Excluding the settlement charge in 1997 and the write-off of certain capitalized patent costs and charge to earnings resulting from a severance agreement in 1996, the net loss for the nine months ended September 30, 1997 decreased $720,300 or 11.5% to $5,537,400 or $.22 per share compared to $6,257,700 or $.30 per share. The decrease compared to last year is primarily due to expenses incurred during the two months of operations of TCD in 1996 prior to the sale combined with a decrease in payroll and benefits costs in 1997 partially offset by increased clinical trial costs and legal costs for the nine months of 1997 compared to 1996.

     For the nine months ended September 30, 1997, product development and licensing agreements revenue increased $532,100 to $803,900 compared to $271,800 for the nine months ended September 30,

1996. The increase is primarily attributable to milestone payments received from Astra in accordance with the amended agreement of December 1996. In addition, the Company recognized approximately $153,900 of revenue relating to its SBIR grants from the NIH. Included in product development and licensing agreements revenue in 1996 is research and development funding from Astra relating to the Company's earlier agreement and a $100,000 non-refundable execution fee associated with a license agreement with CytoTherapeutics, Inc. Product sales decreased $479,300 for the first nine months of 1997 compared to the same period last year, primarily due to the sale of the research products and operations of TCD in March 1996.

     Research and development expenses were $4,088,600 for the nine months ended September 30, 1997 compared to $4,448,900 for the same period last year. The decrease is primarily attributed to the sale of the research products and operations of TCD in March 1996 partially offset by increased costs associated with two clinical trials initiated in 1996.

     General and administrative expenses decreased $2,119,300 to $2,638,300 for the nine months ended September 30, 1997 from $4,757,600 for the comparable period last year. The decrease is primarily due to the $425,300 charge in June 1996 resulting from a severance agreement with its former President and Chief Executive Officer combined with the $1,751,600 write-off of certain capitalized patent costs in June 1996.

     Marketing and sales expenses decreased 78.0% to $86,300 for the nine months ended September 30, 1997 compared to $391,700 for the nine months ended September 30, 1996. The decrease in marketing and sales expenses is primarily due to the sale of the research products and operations of TCD in March 1996 combined with the Company's reduced direct sales efforts for the TRAx product line while it focuses on establishing a partnership for the TRAx technology.

     For the nine months ended September 30, 1997, non-operating expense is $5,656,300 compared to non-operating income of $733,500 for the nine months ended September 30, 1996. Included in non-operating expense for the nine months ended September 30, 1997 is a $6,109,200 charge from the settlement of the Company's litigation with its former landlord and the landlord's mortgagee. The nine months ended September 30, 1996 included a $283,000 gain recognized from the sale of the research products and operations of TCD in March 1996. Interest income increased 11.1% for the nine months ended September 30, 1997 compared with the same period last year. The increase in interest income is primarily the result of higher cash balances during the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996.


                         Liquidity and Capital Resources

     The Company's cash and cash equivalents at September 30, 1997 was $8,538,000 compared to $12,591,800 at December 31, 1996. Cash used in operations was $5,623,600 for the nine months ended September 30, 1997 which was partially offset by $1,829,000 received from the conversion and subsequent sale of the convertible subordinated note receivable from Endogen, Inc. The Company received the convertible subordinated note receivable in connection with the sale of the research products and operations of TCD in March 1996. On February 10, 1997 the Company converted the remaining outstanding principal balance of $1,802,700 into shares of common stock of Endogen and subsequently sold the shares.

     As discussed in the Company's annual report, filed on Form 10-K, for the year ended December 31, 1996, the Company filed a lawsuit in the Superior Court of Massachusetts, in December 1994, against the landlord of its former Cambridge, Massachusetts headquarters, to recover the damages incurred by the Company resulting from the evacuation of the building due to air quality problems which caused skin and respiratory irritation to a significant number of employees. The landlord defendant filed counterclaims, alleging the Company has breached its lease obligations. In a separate lawsuit, the landlord's mortgagee filed claims against the Company for payment of the same rent alleged to be owed. In August 1997, the Superior Court of Massachusetts entered findings of fact and conclusions of law on a limited trial of the Company's lawsuit against the landlord. In its findings on the limited trial, the Court concluded that the Company had not proved at the limited trial that any fireproofing fibers contaminated the Company's space, the Company's space was not uninhabitable because of contamination from fireproofing fibers and the Company was not justified in terminating its lease on the grounds that its office and laboratories were uninhabitable. In November 1997, the Company reached a settlement of the litigation with its former landlord and the landlord's mortgagee. The Company agreed to pay $859,200 in cash on November 17,1997 and issue a total of 1,500,000 shares of its common stock. In addition, the Company will also sign two notes for $750,000 each, due and payable on November 16, 1998 and November 15, 1999, respectively. The total settlement, valued at $6,109,200, is comprised of the cash and notes totaling $2,359,200 and common stock valued at $3,750,000 as of October 31, 1997 and has been recorded as non-operating expense as of September 30, 1997. The common stock to be issued is subject to restrictions on transfer per the settlement agreement. The settlement agreement also provides for certain "piggyback" registration rights and demand registration of the shares of common stock to become effective no later than September 30, 1998. Upon such registration, however, the settlement agreement limits the number of shares that may be sold over a given period of time. As part of the settlement agreement, the Company will pledge as collateral $750,000 cash as security for the note due November 16, 1998. In addition, the note for $750,000 due on November 15, 1999 will be secured by 132,500 of the shares of common stock issued. The 132,500 shares may be returned to the Company or retained under certain terms of the agreement.

         The Company believes its current cash and cash equivalents, combined with anticipated net cash provided by operations will be sufficient to meet working capital requirements into 1998. These requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs; preclinical and clinical studies; time and costs associated with obtaining regulatory approval; and timing and scope of collaborative arrangements; long term facility costs. The Company will consider alternative sources of funding and capital when available and appropriate.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

     In August 1997, the Superior Court of Massachusetts entered findings of fact and conclusions of law on a limited trial of the Company's lawsuit against the landlord of its former Cambridge, Massachusetts headquarters. The Company was seeking to recover damages it incurred as a result of the evacuation of the building due to air quality problems caused by contamination by fireproofing fibers. The landlord defendant filed a counterclaim alleging the Company breached its lease obligations. In its findings on the limited trial, the Court concluded that the Company had not proved at the limited trial that any fireproofing fibers contaminated the Company's space, the Company's space was not uninhabitable because of contamination from fireproofing fibers and the Company was not justified in terminating its lease on the grounds that its office and laboratories were uninhabitable.

     In November 1997, the Company reached a settlement of its outstanding litigation with the landlord of its former Cambridge, Massachusetts headquarters and the landlord's mortgagee. The Company agreed to pay a total of $2,359,200 in cash with $859,200 payable on November 17, 1997 and additional payments of $750,000 each on November 16, 1998 and November 15, 1999. In addition, the Company will issue a total of 1,500,000 shares of its common stock to its former landlord and the parties will exchange mutual releases (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").


ITEM 5. OTHER INFORMATION
        -----------------

     In August 1997, the Company announced the election of William J. Ryan to its Board of Directors. Mr. Ryan currently provides business, legal and financing advice to a number of companies, principally in the fields of healthcare and biotechnology. He serves on the Board of Directors and is Executive Vice President for strategic planning and new business development for Arquest, Inc., a privately held manufacturing company. Mr. Ryan's election increased the number of board members to nine.

     The Company announced the retirement of James D. Grant as Chairman and a member of its Board of Directors on September 3, 1997. Mr. Grant had been Chairman of the Board since November 1986 and had also served as Chief Executive Officer of the Company from November 1986 to February 1992 and from May 1996 to August 1996. The Company concurrently announced the retirement of John P. Munson from the Board, a member since 1992.

     The Company received a Phase II Small Business Innovation Research grant to support research and development of a novel transgenic rat model of atherosclerosis. The Company plans to use the model as part of its efforts to develop a vaccine approach to preventing atherosclerosis. The grant provides $678,000 to the Company over a two-year period. The Company announced the award in September 1997.

     Two separate announcements were made in October 1997 relating to the Company's lead therapeutic compound, TP10. The Company presented positive preliminary results from the efficacy portion of its Phase I/II clinical trial using TP10. The trial was aimed at evaluating the ability of TP10 to reduce reperfusion injury and improve lung function in patients with end-stage pulmonary disease who were undergoing lung transplant surgery. Patient accrual began in August 1996 and was completed in May 1997. The results showed that 24 hours after surgery significantly fewer of the patients receiving TP10 require ventilation as compared to those receiving placebo. Moreover, a subgroup of patients who received TP10 and also underwent cardiopulmonary bypass as part of the transplantation procedure showed significantly decreased intubation time and time on ventilation. Reduction in the time that a patient requires intubation and mechanical ventilation typically translates to better clinical outcome and also implies an economic benefit from reduced time in the ICU. Concurrent with the preliminary efficacy results from its clinical trial, the Company announced that it had entered into an option agreement with Novartis Pharma AG, Basel, Switzerland, relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human to human). In exchange for granting Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan), in the fields of xenotransplantation and allotransplantation, the Company will receive annual option fees and supplies of TP10 for clinical trials, the combination of which are valued at up to $5 million. Should Novartis exercise its option to license TP10 and continue development, it will provide an equity investment, licensing fees and milestone payments based upon attainment of certain development and regulatory goals. The combined option agreement and license is valued at up to $25 million. The Company may also receive funding for research as well as royalty payments on eventual product sales.

     In October 1997, the Company announced a collaborative agreement with Repligen, Inc. designed to utilize the Company's proprietary screening and functional assay technology to identify small molecule immunoregulatory therapeutic compounds using Repligen's combinatorial chemistry library.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

A.   Exhibits

     10.16 Option Agreement by and between the Company and Novartis Pharma AG dated as of October 31, 1997

B.   Reports on Form 8-K

     The Company reported on Form 8-K, dated August 26, 1997, the findings of the Superior court of Massachusetts in litigation relating to the Company's former headquarters in Cambridge, Massachusetts.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        T CELL SCIENCES, INC.

                                        By: /s/ Norman W. Gorin
                                           ------------------------
                                        Norman W. Gorin
                                        Vice President, Finance
                                        and Chief Financial Officer