Form 10-K
period 1997-12-31
T CELL SCIENCES INC
filed 1998-03-30
CIK 744218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     [ X ]            SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1997
      or
                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    [    ]            SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (781) 433-0771

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates as of March 2, 1998 was $48,115,239 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. The number of shares of common stock outstanding at March 2, 1998 was: 26,478,864 shares.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998, are incorporated by reference into Part III of this Form 10-K.

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this report, including Part I, Item 1:
Business, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the registrant. These factors include, but are not limited to: (i) the registrant's ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the registrant's ability to obtain substantial additional funding; (iii) the registrant's ability to obtain required governmental approvals; (iv) the registrant's ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) the registrant's ability to develop and commercialize its products before its competitors.

                                     PART I
Item 1.  BUSINESS

A.     General

T Cell Sciences, Inc. (the "Company," "T Cell" or "TCS") is a biopharmaceutical company creating value by using novel applications of immunology to prevent and treat cardiovascular, pulmonary and immune disorders. The Company's technology platforms are based on its understanding of the ways in which the body triggers its natural defense mechanisms. The Company's product development efforts are focused on three therapeutic programs. The most advanced program, which includes clinical trials with T Cell Sciences' lead product TP10, focuses on compounds that inhibit the inappropriate activation of the complement cascade in a variety of acute and chronic diseases. Second, the Company is engaged in the discovery and development of T cell activation regulators for the prevention of transplant rejection and treatment of autoimmune disorders. The Company's third program focuses on the development of a therapeutic vaccine for the management of atherosclerosis, one of the leading causes of death worldwide.

In 1996, the Company realigned certain of its operations to focus on these three ongoing therapeutic drug discovery programs. The Company sold the operations and research product line of its wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD") to Endogen, Inc. ("Endogen"), while retaining the TRAx(R) diagnostic product franchise (see Section C: "Diagnostic Business"). T Cell has outsourced distribution and manufacture of TRAx products, which are used primarily for monitoring T cell levels in HIV-infected individuals.

During the past year, T Cell received three grants totaling $874,000 in support of the development of its cholesterol-lowering cholesteryl ester transfer protein ("CETP") vaccine for the prevention and treatment of atherosclerosis. (See Section B: "Therapeutic Drug Discovery Programs" Item 3. "CETP Vaccine"). In February 1997, the National Institutes of Health ("NIH") awarded the Company a $100,000 Phase I Small Business Innovation Research ("SBIR") grant for the development of a novel plasmid-based vaccine to prevent or treat atherosclerosis. In September 1997, the Company was awarded a $678,000 Phase II SBIR grant which provides funding over a two year period for the development of a novel transgenic rat model of atherosclerosis. In January 1998, T Cell received a $96,000 Phase I grant for the development of a novel peptide vaccine to prevent or treat atherosclerosis. In preclinical studies, rabbits treated with the vaccine showed an improvement in the balance of cholesterol between HDL (high-density lipoprotein, or "good" cholesterol) and LDL (low-density lipoprotein, or "bad" cholesterol). When fed a high fat diet, vaccinated rabbits exhibited reduced atherosclerotic lesions in their blood vessels compared with untreated rabbits.

In June 1997, the Company received a milestone payment from its corporate partner, Astra AB ("Astra"), as one of the products derived from the Company's T cell antigen receptor ("TCAR") program entered clinical trials for the treatment of multiple sclerosis (see Section B: "Therapeutic Drug Discovery Programs" Item
4. "T Cell Antigen Receptor"). The product, ATM027, a humanized monoclonal antibody, represents the Company's second drug candidate to enter human testing. In February 1998, the Company announced progress from the Phase I clinical trial. Astra, which is conducting the development of ATM027, announced that Phase I data has shown an effect on the target cells and there have been no serious adverse effects in the study to date. Astra also announced that it is scheduling Phase II studies to begin later in 1998.

In October 1997, the Company presented positive preliminary results from the efficacy portion of its Phase I/II clinical trial of its lead therapeutic compound, TP10 (see Section B: "Therapeutic Drug Discovery Programs" Item 1. "Complement Inhibition"). The trial was aimed at evaluating the ability of TP10 to reduce reperfusion injury and improve lung function in patients with end-stage pulmonary disease who had undergone lung transplant surgery. The preliminary results showed that fewer patients receiving TP10 required ventilation 24 hours after surgery compared to control patients. Treated patients undergoing cardiopulmonary by-pass as part of the transplantation procedure showed significantly decreased intubation time and time on ventilation and a trend toward reduced time in the intensive care unit. Final trial results, including an analysis of the six-month safety review which concluded in November 1997, are scheduled for presentation in April 1998 at the International Society of Heart and Lung Transplantation conference.

Also in October 1997, T Cell announced that it had entered into an option agreement with Novartis Pharma AG relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human to human). The option agreement provides for annual option fees and supplies of TP10 for clinical trials, the combination of which are valued at up to $5,000,000, in return for granting a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in xenotransplantation and allotransplantation. Should Novartis exercise its option to license TP10 and continue development, it will provide an equity investment, licensing fees and milestone payments based upon attainment of certain development and regulatory goals. The combined option agreement and license is valued at up to $25,000,000. Additionally, T Cell may receive funding for research as well as royalty payments on any eventual product sales.

In October 1997, T Cell announced a collaboration designed to utilize the Company's proprietary T cell screening and functional assay technology platform to identify small molecule immunoregulatory therapeutic compounds (see Section
B: "Therapeutic Drug Discovery Programs", Item 2. "Small Molecule Immunoregulators"). The strategic alliance with Repligen, Inc. will provide access to Repligen's proprietary, combinatorial chemical library.

In November 1997, T Cell announced that it had reached a settlement of its outstanding litigation with Forest City, its former landlord at 38 Sidney Street in Cambridge, Massachusetts and PNC Bank, N.A., the landlord's mortgagee. T Cell agreed to pay a total of $2,358,800 in cash with $858,800 payable on November 17, 1997 and additional payments of $750,000 each on November 16, 1998 and November 15, 1999. In addition, T Cell agreed to issue a total of 1,500,000 shares of its common stock to Forest City and to exchange mutual releases. The settlement, valued at $6,108,800, has been recorded as non-operating expense.

In December 1997, the Company completed its Phase IIa trial evaluating the use of the Company's lead complement inhibitor, TP10, in patients with adult respiratory distress syndrome ("ARDS"). The Phase IIa trial was an open-label, single-dose trial conducted at three clinical sites. The trial enrolled nine patients with ARDS arising from a number of different medical conditions. The trial was designed to determine the effect of TP10 on respiratory performance in patients with ARDS and to study the ability of TP10 to improve the clinical outcome of patients with established ARDS. The trial results showed that patients receiving TP10 tended towards improved respiratory performance and improved blood oxygenation. Because the trial included few patients and no placebo control was used, no definitive claims about efficacy could be made.

During 1997, T Cell's board of directors experienced significant change as James
D. Grant, Chairman since 1986, retired along with Directors, John P. Munson and John Simon. The Company announced the election of several new board members during 1997 including Harry H. Penner, Jr., President and CEO of Neurogen Corporation (January 1997), Ronald M. Urvater, Managing Partner, Aurora Capital Corporation (June 1997) and William J. Ryan, Senior Vice President, Arquest, Inc. and former Chairman and CEO of CytoRad, Inc. (August 1997).

In March 1998, the Company completed a financing, raising net proceeds of approximately $3,708,000 through a private placement of approximately 2,043,000 shares of common stock. The Company has agreed to register these shares for resale under the Securities Act of 1933, as amended.

B.     Therapeutic Drug Discovery Programs

       1.     Complement Inhibition

T Cell's lead therapeutic program is focused on developing compounds that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in certain chronic inflammatory conditions. When complement is activated, it helps to identify and eliminate infectious pathogens and damaged tissue. In certain situations, however, excessive complement activation may destroy viable and healthy tissue and tissue which, though damaged, might recover. This excessive response compounds the effects of the initial injury or introduces unwanted tissue destruction in clinical situations such as organ transplants, cardiovascular surgeries and treatment for heart attacks. Many independent, published studies have reported that the Company's lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1 ("sCR1"), effectively inhibits the activation of the complement cascade in animal models. The Company believes that regulation of the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, Alzheimer's disease, rheumatoid arthritis, myasthenia gravis and ARDS. In the United States, several million people are afflicted with these complement-mediated conditions.

T Cell started the complement program in 1988. From 1989 through 1994, TP10 was under development in a joint program with SmithKline Beecham, p.l.c., ("SB") and Yamanouchi Pharmaceutical Co. ("YPC"). During 1994, T Cell and SB negotiated various amendments to the agreement and, in February 1995, the two companies agreed to a mutual termination by which T Cell regained all rights to the program except for co-marketing rights in Japan, which are retained by SB and YPC.

Under T Cell's direction, in 1995 the first Phase I clinical trial of TP10 in 24 patients at risk for ARDS was completed. Results of this trial were presented in October 1995 at The American College of Chest Physicians meeting. A second Phase I safety trial for reperfusion injury was completed in December 1995 in 25 patients with first-time myocardial infarctions. This study was presented at the American Heart Association's Joint Conference on Thrombosis, Arteriosclerosis and Vascular Biology in February 1996. In each trial, TP10 demonstrated excellent safety and pharmacokinetic profiles, had a terminal phase half-life of at least 72 hours and was able to inhibit complement activity in a dose-dependent manner.

Based on these favorable results, in January 1996, TCS initiated a Phase IIa trial in patients with established ARDS. This trial was an open-label, single-dose feasibility trial to determine the potential for efficacy of TP10 in reducing neutrophil accumulation in the lungs and improved clinical outcome of patients with ARDS. During the second half of 1996, the Company initiated a series of steps, including broadening enrollment criteria, to modify this trial to improve the rate of patient accrual. In December 1997, the Company completed this Phase IIa trial after it had enrolled nine patients with ARDS arising from a number of different medical conditions. The trial results showed that patients receiving TP10 tended towards improved respiratory performance and improved blood oxygenation. Because the trial included few patients and no placebo control was used, no definitive claims about efficacy could be made.

The Company also began enrollment in a Phase I/II clinical trial in patients undergoing lung transplantation, in August 1996. A goal of the trial was to determine the ability of TP10 to reduce reperfusion injury and improve lung function in patients with end-stage pulmonary disease who were undergoing lung transplant surgery. This study was a randomized, placebo-controlled, double-blind trial consisting of single dosages of 10 mg/kg of TP10 as an intravenous infusion over 30 minutes. The trial was conducted at multiple centers in North America and included a total of 60 patients. In May 1997, the Company announced the completion of patient accrual and in October 1997, the Company presented positive preliminary results from the efficacy portion of the trial. The preliminary results showed that fewer patients receiving TP10 required ventilation 24 hours after surgery compared to control patients. Treated patients undergoing cardiopulmonary by-pass as part of the transplantation procedure showed significantly decreased intubation time and time on ventilation and a trend toward reduced time in the intensive care unit. Final trial results, including an analysis of the six month safety review which concluded in

December 1997, are scheduled for presentation in April 1998 at the International Society of Heart and Lung Transplantation conference.

In addition to TP10, TCS has identified other product candidates to inhibit activation of the complement system. The lead candidate under research evaluation is a form of sCR1 (TP10) which has been modified to add sLe(x) carbohydrate structures. sLe(x) is a carbohydrate structure which mediates binding of neutrophils to selectin proteins, which appear on the surface of activated endothelial cells as an early inflammatory event. Selectin-mediated binding of neutrophils to activated endothelial cells is a critical event in inflammation. The combined sCR1sLe(x) molecule has demonstrated increased functional benefits in in vitro and early in vivo experiments. During 1996, the Company confirmed the presence of the desired carbohydrate structures and their function in in vivo experiments and confirmed the presence of both anti-complement and selectin-binding functions in in vitro experiments. During 1997, the Company produced additional sCR1sLe(x) material and began preclinical studies in disease-relevant animal models. In November 1997, the Company received a notice of allowance of claims from the U.S. Patent and Trademark Office for a patent covering sCR1sLe(x).

sCR1sLe(x) may create new and expanded opportunities for the Company in complement and selectin-dependent indications such as stroke and myocardial infarction. The Company believes that sCR1sLe(x) has the ability to target the complement-inhibiting activity of sCR1 to the site of inflammation and, at the same time, inhibit the leukocyte/endothelial cell adhesion process.

       2.     Small Molecule Immunoregulators ("SMIR")

As a direct result of over thirteen years of experience working with T cells and building on the Company's evaluation capabilities in molecular and cellular immunology and small-animal immunology models, the Company has developed a proprietary screening platform to identify small molecule compounds which can regulate T cell activation. These whole cell screens are based on signal transduction and gene regulation directed to cytokine gene targets. T cell activation plays an important role in solid organ transplant rejection as well as in certain autoimmune diseases. The Company is seeking to develop an alternative treatment to existing immunosuppressants such as Cyclosporin and FK506 which, due to their toxicity, have limited application. Despite this limitation, worldwide sales of Cyclosporin in 1995 exceeded $1 billion. TCS' basic approach is to combine the biological skills and proprietary screens it has developed with the small molecule libraries created by other biotechnology companies.

In March 1996, T Cell announced a series of collaboration agreements designed to utilize the Company's proprietary T cell screening and functional assay technology platform to identify small molecule immunoregulatory therapeutic compounds. The Company entered into a strategic alliance with ArQule, Inc., which provides access to ArQule's proprietary non-peptidic small molecule arrays. The Company also signed a collaborative agreement with MYCOsearch, Inc., (which was subsequently acquired by OSI Pharmaceuticals, Inc.) which enables T Cell to screen that company's natural products libraries. In December 1997, the Company completed its initial screening program with OSI Pharmaceuticals, Inc. and agreed to study a series of lead compounds for further development. In October 1997, the Company entered into a strategic alliance with Repligen, Inc., which provides access to Repligen's proprietary, combinatorial chemical library. Under each of these agreements, T Cell and its partners will share rights to compounds identified using T Cell's screens. As of March 1998, the Company has identified a number of immunostimulator and immunosuppressor hits from its screening activities. Further research directed to pinpointing the mechanisms of activity, optimizing potency, and testing in animals is underway.

       3.     CETP Vaccine

The Company is developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP") which may be useful in reducing risk factors for atherosclerosis. CETP is a key intermediary in the balance of high-density lipoprotein ("HDL" or "good" cholesterol) and low-density lipoprotein ("LDL" or "bad" cholesterol). T Cell is developing a vaccine to stimulate an immune response against CETP which it believes may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. The Company has conducted preliminary studies of rabbits which had been administered the CETP vaccine and fed a high-cholesterol, high-fat diet. In these studies, vaccine-treated rabbits exhibited reduced lesions in their blood vessels compared to a control group of untreated rabbits which developed significant blood vessel lesions. These studies have demonstrated, in animal models, the Company's ability to break immune tolerance, produce autoreactive antibodies to CETP and reduce the development of blood vessel lesions.

Atherosclerosis is one of the leading causes of morbidity and mortality in the United States and most of the Western world. Current pharmacologic treatments require daily administration and can result in high costs and poor patient compliance. In 1995, the market for cholesterol-lowering drugs exceeded $4 billion worldwide. A vaccine directed at lowering CETP activity, such as the one being developed by the Company, may offer several advantages over conventional approaches, including requiring less frequent dosing, lower costs, reduced side effects, and improved patient compliance.

In September 1996, the NIH awarded the Company a $100,000, Phase I SBIR grant for the development of a novel transgenic rat atherosclerosis model, affording better comparison to human atherosclerosis. In February 1997, the NIH awarded T Cell a second $100,000 Phase I SBIR grant to develop a novel plasmid-based vaccine to prevent or treat atherosclerosis. In September 1997, the Company was awarded a $678,000 Phase II SBIR grant from the NIH which provides funding over a two year period for the continued development of the novel transgenic rat model of atherosclerosis. In January 1998, T Cell received a $96,000 Phase I SBIR grant from the NIH for the development of a novel peptide vaccine to prevent or treat atherosclerosis.

       4.     T Cell Antigen Receptor (TCAR)

In early 1992, TCS entered into a joint development program with Astra AB ("Astra") to develop products resulting from TCS' proprietary TCAR technology, which utilizes the T cell antigen receptor for selectively targeting the T cells involved in autoimmune diseases such as multiple sclerosis and rheumatoid arthritis. The original agreement was modified in December 1993 with Astra assuming all responsibility for the development of the lead antibody products and TCS retaining leadership of the first peptide product candidate. Under the original and modified agreements, TCS received funding support of approximately $15 million in the early years with the potential of up to $17 million of additional funding based on clinical progress. By the end of 1995, T Cell had received substantially all of the original funding payments.

In December 1996, the Company amended its agreement with Astra to transfer certain of its rights to the TCAR technology, including two therapeutic products, ATM027-monoclonal and ATP012-peptide, to Astra, who will be solely responsible for further clinical development and commercialization. Under the amended agreement, TCS could receive royalties from product sales, as well as milestone payments which may total up to $4 million as certain clinical milestones are achieved.

In June 1997, the Company announced that it received a milestone payment from Astra as one of the products derived from the Company's TCAR program entered clinical trials for the treatment of multiple sclerosis. In February 1998, Astra announced that Phase I data has shown an effect on the target cells and that there have been no serious adverse effects in the study to date. Astra also announced that it is scheduling Phase II studies to begin later in 1998. This represents the Company's second therapeutic product to enter human testing.


C.     Diagnostic Business

In March 1996, the Company realigned certain of its operations and sold the operations and research product line of its wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD") to Endogen, Inc. ("Endogen") for $3.0 million, while retaining the Company's TRAx(R) diagnostic product franchise. T Cell received a five year convertible subordinated note for $2.0 million combined with approximately $1.0 million used to repay obligations under the Company's operating lease. T Cell recognized a gain on this transaction of $0.3 million. On February 10, 1997, T Cell received approximately $1.8 million following the conversion of the remaining balance of the Endogen note into shares of Endogen common stock, which were subsequently sold.

T Cell retained all rights to the TRAx product franchise and has agreed to source the manufacture of TRAx kits from Endogen in a separate supply contract. TCD signed a sales and distribution contract for the United States market with Diamedix Corporation in December 1995. Diamedix is a wholly owned subsidiary of Ivax Corporation with a history of selling enzyme immunoassays in the in vitro diagnostics market. The contract covers the TRAx microtiter plate format products. The Company has deferred filing a 510(K) application with the Food and Drug Administration (FDA) for clearance to market TRAx CD8 in the United States while it focuses on establishing a partnership for the TRAx technology.


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

In the area of complement molecules, T Cell has an exclusive license to patent rights, which it co-owns with The Johns Hopkins University and Brigham & Women's Hospital, covering CR1 inventions. These rights are based in part on the work of Dr. Douglas Fearon and include U.S. patents which claim the nucleic acid sequences of recombinant CR1, soluble CR1 (sCR1) and active fragments, and pharmaceutical uses of CR1. TCS also owns or has rights to a number of other patent applications relating to CR1, sCR1sLe(x) and other complement inhibitor molecules. In November 1997, the Company received a notice of allowance of claims from the U.S. Patent and Trademark Office for a patent application covering sCR1sLe(x).

In April 1996, the Company announced that it had licensed portions of its patent and technology rights regarding CR1 to CytoTherapeutics, Inc. for use in protecting CytoTherapeutics' proprietary cell-based products for the delivery of therapeutic substances to the central nervous system.

In December 1996, the Company amended its agreement with Astra to transfer certain of its patent rights and licenses to the TCAR technology to Astra. This transfer includes patent applications which have resulted to date in U.S. patents covering the DNA, protein, protein fragments and antibodies relating to the Alpha TCAR and the DNA, full-length proteins and antibodies relating to Beta TCAR, and two European patents covering Beta TCAR inventions. In addition, the Company has transferred recent filings on new T cell antigen receptor inventions resulting from the partnership with Astra.

In the area of diagnostics, T Cell is the owner of several patents relating to TRAx CD4 and CD8 and other applications of the TRAx product technologies. The first U.S. patent covering the TRAx CD4 and CD8 products issued on June 11, 1996. In February 1998, the Company received a notice of allowance of claims for the U.S. Patent and Trademark Office for a patent application covering the TRAx(R) Test Kit.

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

E.     Competition

The Company is engaged in a rapidly expanding area of biotechnology in which research is being conducted worldwide by universities, public and private institutions, and biotechnology and pharmaceutical companies. A number of these entities are developing product candidates which may become competitors of the Company's products in development. Several such companies are involved in product development efforts aimed at treatments for autoimmune diseases and inflammatory conditions and some are specifically developing products based on T cell receptors and the human complement system. There can be no assurance that the Company's products will be commercialized or that other companies, universities and public and private foundations, among others, many of which have greater financial resources than the Company, will not be able to develop competing proprietary positions or products.

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

The steps required before a pharmaceutical product may be marketed in the United States include (i) in vitro and in vivo preclinical testing, (ii) submission to the FDA of an Investigational New Drug application (IND) and clearance to begin human clinical trials, (iii) adequate human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA, and (v) FDA approval of the NDA or PLA prior to commercial sale or shipment of the product. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with and approved by the FDA.

The steps required before an in vitro diagnostic product may be marketed in the United States include (i) clinical trials which demonstrate that the product's results are substantially equivalent to results obtained from a product currently on the market, or if no product is currently marketed for the intended use, then clinical trials which correlate assay results with the intended clinical use, (ii) the submission of a 510(k) or Premarket Approval ("PMA") application to the FDA, and (iii) FDA clearance to market the product. Under a 510(k) or PMA, the facility in which products are produced must comply with the FDA's Good Manufacturing Practices regulations.

The Company's present and future business activities are and will be subject to regulation under additional federal, state and local laws and regulations, including regulations by the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration. The Company also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time period may be longer or shorter than that required for FDA approval. The Company intends to rely on foreign licensees to obtain regulatory approvals to market products in foreign countries.

Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.


G.     Employees;  Scientific Consultants

As of March 2, 1998, the Company employed 36 full time persons, 13 of whom have doctoral degrees. Of these employees, 26 were engaged in or directly supported research and development.

T Cell has also retained a number of scientific consultants and advisors in various fields and has entered into consulting agreements with each of them. These consultants include the following members of the Scientific Advisory
Board: Dr. Mark Davis, Stanford University; Dr. Tak Mak, Ontario Cancer Institute; Dr. Peter Ward, University of Michigan School of Medicine; Dr. Hans Wigzell, Karolinska Institute; Dr. Peter Henson, National Jewish Center for Immunology and Respiratory Medicine; and Dr. Peter Libby, Brigham and Women's Hospital.

Item 2.   PROPERTIES

The Company leases approximately 54,000 square feet of laboratory and office space in Needham, Massachusetts, of which it subleases approximately 13,000 square feet of excess laboratory and office space to a tenant. The lease has an initial term of six years which expires in April 2002. Under the lease agreement, the Company is obligated to pay a base annual rent of $676,400 until June 1997 and $756,400 until the end of the initial term. The sublease has an initial term of four years which expires in April 2000. Under the sublease agreement, the Company will receive base annual subrental income of $110,500 until June 1997 and $133,600 until the end of the initial term. Aggregate net base rental payments for the years end December 31, 1997 and 1996 for this facility were $594,400 and $598,500, respectively.


Item 3.   LEGAL PROCEEDINGS

In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters to recover the damages incurred by the Company resulting from the evacuation of the building due to air quality problems, which caused skin and respiratory irritation to a significant number of employees. The landlord defendant filed counterclaims, alleging the Company breached its lease obligations. The court ordered a limited trial between the Company and the landlord on certain factual issues which began on November 20, 1996. Closing arguments for the limited trial were heard on January 13, 1997. In a separate lawsuit, the landlord's mortgagee filed claims against the Company for payment of the same rent alleged to be owed. A motion for summary judgment filed by the bank was denied by the court. In August 1997, the Superior Court of Massachusetts entered findings of fact and conclusions of law on the limited trial of the Company's lawsuit against the landlord. In its findings, the Court concluded that the Company had not proved, as alleged by the Company, that any fireproofing fibers contaminated the Company's space, the Company's space was not uninhabitable because of contamination from fireproofing fibers and the Company was not justified in terminating its lease on the grounds that its office and laboratories were uninhabitable. In November 1997, the Company reached a settlement of the litigation with its former landlord and the landlord's mortgagee. The Company agreed to pay $858,800 in cash on November 17, 1997 and issue a total of 1,500,000 shares of its common stock. In addition, the Company signed a note for $750,000 payable on November 16, 1998 secured by $750,000 cash collateral and a note for $750,000 due November 15, 1999 secured by 132,500 shares of its common stock. The total settlement, valued at $6,108,800, is comprised of the cash and notes totaling $2,358,800 and common stock valued at $3,750,000 as of October 31, 1997 and is included in non-operating expense for the year ended December 31, 1997. The common stock to be issued is subject to restrictions on transfer per the settlement agreement. The settlement agreement also provides for certain registration rights for the shares of common stock to become effective no later than September 30, 1998. Upon such registration, however, the settlement agreement limits the number of shares that may be sold over a given period of time.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted in the Nasdaq National Market under the symbol TCEL. The following table sets forth for the periods indicated the high and low closing sales prices for the Company's common stock as reported by Nasdaq.

                                                      High              Low
       Fiscal Period

       Year Ended December 31, 1996

       1Q (Jan. 1 - March 31, 1996)                     $3.38            $2.50
       2Q (April 1 - June 30, 1996)                      4.38             2.63
       3Q (July 1 - Sep. 30, 1996)                       3.75             1.94
       4Q (Oct. 1 - Dec. 31, 1996)                       2.38             1.59

       Year Ended December 31, 1997

       1Q (Jan. 1 - March 31, 1997)                     $2.38            $1.47
       2Q (April 1 - June 30, 1997)                      2.09             1.28
       3Q (July 1 - Sep. 30, 1997)                       2.34             1.38
       4Q (Oct. 1 - Dec. 31, 1997)                       3.16             1.75


As of March 2, 1998, there were approximately 665 shareholders of record of the Company's common stock. The price of the common stock was $1.91 as of the close of the market on March 2, 1998. The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon the operating and future earnings of the Company, the capital requirements of the Company and general business conditions.

Item 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the audited consolidated financial statements of the Company. All amounts are in thousands except per share data.



CONSOLIDATED STATEMENTS
OF OPERATIONS DATA                                                     Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                   1997           1996           1995            1994           1993

OPERATING REVENUE:

Product Sales, Product Development
  and Distribution Agreements                    $  1,192       $  1,115       $  3,963        $  6,968      $  9,018
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Research and Development                            5,257          6,036          8,005           8,697         9,438
Other Operating Expense                             3,494          6,832          7,821           9,365         8,841
-------------------------------------------------------------------------------------------------------------------------
Total Operating Expense                             8,751         12,868         15,826          18,062        18,279
-------------------------------------------------------------------------------------------------------------------------

Non-Operating Income (Expense), Net                (5,549)           963          3,605            (490)        1,193
-------------------------------------------------------------------------------------------------------------------------
Net Loss Before Minority Interest                 (13,108)       (10,790)        (8,258)        (11,584)       (8,068)
Minority Interest Share of Loss                        --             --             --              --           310
-------------------------------------------------------------------------------------------------------------------------

Net Loss                                         $(13,108)      $(10,790)      $ (8,258)       $(11,584)     $ (7,758)
-------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Net Loss Per
  Common Share                                   $  (0.52)      $  (0.50)      $  (0.47)       $  (0.68)     $  (0.56)
-------------------------------------------------------------------------------------------------------------------------
Weighted Average Common
  Shares Outstanding                               25,140         21,693         17,482          17,053        13,931
-------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE
SHEET DATA                                                                   December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                   1997           1996           1995            1994           1993

Working Capital                                  $  4,629       $ 11,673       $ 11,208        $ 15,027      $ 26,088
Total Assets                                        9,827         17,224         18,532          20,685        33,067
Other Long Term Obligations                           750             --            182             500           500
Accumulated Deficit                               (70,237)       (57,129)       (46,339)        (38,081)      (26,497)
Total Stockholders' Equity                          6,316         15,619         16,000          17,586        29,134


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. See Notes 1 and 2 to the Consolidated Financials Statements for a description of the Company's use of other financial instruments.

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

A significant portion of the Company's revenue has consisted of payments by others to fund sponsored research, milestone payments under joint development agreements, payments for material produced for preclinical studies, and sales of test kits and antibodies. Certain portions of the collaborative payments are received in advance, recorded as deferred revenue and recognized when earned in later periods.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any in the near future.


OVERVIEW

The Company's technology platforms are based on its understanding of the ways in which the body triggers its natural defense mechanisms. Product development efforts focus on three therapeutic programs: developing compounds that inhibit inappropriate complement activation, which is part of the body's immune defense system; discovery and development of T cell activation regulators for the prevention of transplant rejection and treatment of autoimmune diseases; and development of a therapeutic vaccine for the management of atherosclerosis.

The Company's most advanced program is focused on complement inhibition and includes clinical trials with its lead therapeutic compound, TP10. In October 1997, the Company released preliminary positive results demonstrating clinical efficacy from its Phase I/II clinical trial for TP10 in patients undergoing lung transplantation. Final trial results, including an analysis of the six-month safety review which concluded in November 1997, are scheduled for presentation in April 1998. In December 1997, the Company completed its Phase IIa clinical trial for TP10 in patients with adult respiratory distress syndrome ("ARDS"). While trial results showed that patients receiving TP10 tended towards improvement in respiratory performance and blood oxygenation, no definitive claims of efficacy could be made due to the size and structure of the clinical trial.

In addition to advancement of its lead program in the clinic, the Company entered into an agreement with Novartis Pharma AG, Basel, Switzerland ("Novartis") in October 1997, relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human to human). In exchange for granting Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation, the Company will receive annual option fees and supplies of TP10 for clinical trials. If Novartis exercises its option to license TP10, it will provide licensing fees, an equity investment and milestone payments. The Company may also receive funding for research as well as royalty payments on eventual product sales.

During 1997, the Company was awarded two Small Business Innovation Research ("SBIR") grants from the National Institutes of Health ("NIH") which will contribute to the Company's program to develop a vaccine for the management of atherosclerosis. A Phase I SBIR grant for $100,000 was received in February 1997 for the development of a novel DNA vaccine for the prevention and treatment of atherosclerosis and a Phase II SBIR grant for $678,000 over two years was awarded in September 1997 for the development of a novel transgenic rat model of atherosclerosis. The Company was awarded its fourth SBIR grant from the NIH in February 1998. Funding from the grant will contribute to the Company's program for the development of a vaccine for the management of atherosclerosis.

In November 1997, the Company reached a settlement of the outstanding litigation with its former landlord and the landlord's mortgagee. Under the settlement agreement, the Company made a cash payment of $858,800 in November 1997 and issued 1,500,000 shares of its common stock valued at $3,750,000 as of October 31, 1997. In addition, the Company signed two notes for $750,000 each due on November 16, 1998 and November 15, 1999, respectively. The total settlement was valued at $6,108,800 and is included as non-operating expense for the year ended December 31, 1997.


RESULTS OF OPERATIONS

The Company reported a net loss of $13,108,000 or $0.52 per share for the year ended December 31, 1997, compared with a net loss of $10,790,100 or $0.50 per share for the year ended December 31, 1996 and a net loss of $8,257,900 or $0.47 per share for the year ended December 31, 1995. The net loss for the year ended December 31, 1997 includes a charge to earnings of $6,108,800 for the settlement of the Company's litigation with its former landlord and the landlord's mortgagee. The net operating loss of $7,558,700 for the year ended December 31, 1997 includes total operating revenue of $1,192,100 offset by total operating expense of $8,750,800. The net operating loss of $11,753,300 for the year ended December 31, 1996 includes total operating revenue of $1,114,500 offset by total operating expense of $12,867,800. The net operating loss for the year ended December 31, 1995 of $11,862,500 includes total operating revenue of $3,963,100 offset by total operating expense of $15,825,600. Total operating expense for 1996 includes a charge to earnings of $1,751,600 for the write-off of certain capitalized patent costs relating to the Company's T cell antigen receptor program ("TCAR") and a $425,300 charge resulting from a severance agreement with the Company's former President and Chief Executive Officer. Excluding these charges from 1996, the net operating loss for 1997 decreased $2,017,700 or 21.1% compared to 1996 and the net operating loss for 1996 decreased $2,286,100 or 19.3% compared to 1995.

In 1997, revenue from collaborative product development and distribution agreements of $1,147,600 increased 94.1% from $591,200 in 1996 and decreased 28.7% from $1,608,700 in 1995. Revenue from collaborative product development included milestone payments of $650,000 from the Company's collaborative partner Astra AB ("Astra") for the year ended December 31, 1997 compared to $453,300 of TCAR project funding from Astra for the same period last year. In December 1996, the Company's collaborative agreement with Astra was amended, transferring certain of the Company's rights to the TCAR technology to Astra who assumed sole responsibility for further clinical development and commercialization. In May 1997, the Company completed the transfer of certain of its rights to the TCAR technology to Astra and in June 1997, Astra received approval to initiate clinical trials for one of the products derived from the TCAR technology platform for the treatment of multiple sclerosis. In 1997, the Company was awarded two SBIR grants from the NIH and one SBIR grant was received in 1996. Revenue recognized from these grants was $247,600 in 1997 compared to $37,900 in 1996. The Company also recognized $250,000 in product development revenue from a non-refundable option fee associated with an agreement granting Novartis the right to license the Company's lead therapeutic compound, TP10, with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation. Included in product development revenue in 1996 is a $100,000 non-refundable execution fee associated with an agreement granting CytoTherapeutics, Inc. a worldwide, nonexclusive license to the Company's technology and patent rights relating to Compliment Receptor 1 in return for a series of milestone payments and royalties. In 1997 and 1996, the Company did not have any distribution agreement revenue compared to $175,000 in 1995, which represents a signing fee related to the distribution and marketing agreement for TRAx products with Diamedix Corporation.

Product sales revenue decreased 91.5% to $44,500 for the year ended December 31, 1997 from $523,300 for the year ended December 31, 1996. Sales in 1997 included TRAx product sales only compared to 1996 which included two months of research product sales prior to the sale of the research products and operations of the Company's wholly owned subsidiary, T Cell Diagnostics, Inc. ("TCD"), in March 1996, in addition to a full year of TRAx product sales. Product sales for 1996 decreased 77.8% from $2,354,400 in 1995 primarily due to the sale of the research products and operations of TCD, which resulted in research product sales for the first two months of the 1996 only compared to twelve months in 1995.

Cost of product sales amounted to $21,000, or 47.2% of product sales, $358,700, or 68.5% of product sales and $1,879,400, or 79.8% of product sales for 1997, 1996 and 1995, respectively. The fluctuation in gross margin is the result of several factors including: contract manufacturing costs for TRAx kits in 1997 compared to costs associated with manufacturing the Company's former research product lines in 1996 and 1995, and costs associated with replacing the manufacturing facility in 1995.

Research and development expense decreased 12.9% to $5,256,900 in 1997 compared to $6,036,500 in 1996. The decrease is primarily due to a decrease in staff costs combined with a reduction in costs associated with a Phase I/II clinical trial of the Company's complement inhibitor, TP10, in patients undergoing lung transplantation and a Phase IIa clinical trial of TP10 in ARDS patients. Included in research and development expense for 1996 was two months of TCD costs prior to the sale of the research products and operations of TCD in March 1996. Research and development expense decreased 24.6% to $6,036,500 in 1996 compared to $8,004,600 in 1995 primarily due to the sale of the research products and operations of TCD in March 1996, combined with the full-year impact of a restructuring program implemented in the third quarter of 1995, and was partially offset by costs associated with the Phase I/II and Phase IIa clinical trials initiated in 1996.

General and administrative expense for the year ended December 31, 1997 was $3,375,500, which represents a decrease of 43.3% compared to 1996. In 1996, general and administrative expense included a $425,300 charge resulting from the severance agreement with the Company's former President and Chief Executive Officer and a $1,751,600 write-off of certain capitalized patent costs relating to the Company's TCAR technology. Excluding these charges from 1996, general and administrative costs decreased 10.7% or $404,200 in 1997 compared to 1996. The decrease is primarily due to lower legal fees in 1997 compared to 1996 which resulted from the settlement of the litigation and reduced license fees caused by the transfer of certain of its rights and responsibilities to Astra of the Company's TCAR technology. General and administrative expense for the year ended December 31, 1996, excluding the charge resulting from the severance agreement with the Company's former President and Chief Executive Officer and the write-off of certain capitalized patent costs relating to the Company's TCAR technology, decreased 13.0% or $564,000 compared to $4,343,700 in 1995. The decrease was primarily due to the sale of the research products and operations of TCD in March 1996.

Marketing and sales costs decreased 81.1% in 1997 to $97,400 compared to 1996 and decreased 67.7% in 1996 to $516,000 compared to 1995. The decreases are primarily due to the sale of the research products and operations of TCD to Endogen in March 1996. Marketing and sales costs in 1997 and 1996 included costs related to the TRAx product franchise which the Company continues to market in conjunction with its distribution partner, Diamedix Corporation.

Non-operating expense of $5,549,300 in 1997 includes interest income of $577,300 and a charge to earnings of $6,108,800 from the settlement of the Company's litigation with its former landlord and the landlord's mortgagee. Interest income decreased $102,900 or 15.1% compared to interest income of $680,200 in 1996 primarily due to lower cash balances coupled with lower interest rates. In 1996, non-operating expense included a $283,000 gain recognized from the sale of the research products and operations of TCD to Endogen in March 1996 and interest income of $680,200. Other non-operating income of $3,604,600 in 1995, included $2,900,000 received from the settlement of a lawsuit the Company brought against its insurance carrier and interest income of $604,600.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1997 is $6,436,300 compared to $12,591,800 at December 31, 1996. Cash used in operations was $7,695,400 in 1997, compared with $9,675,800 and $7,947,600 in 1996 and 1995, respectively.

In November 1997, the Company reached a settlement of the litigation with its former landlord and the landlord's mortgagee. As part of the settlement, the Company agreed to pay $858,800 in cash on November 17, 1997 and issue a total of 1,500,000 shares of its common stock. In addition, the Company signed a note for $750,000, due on November 16, 1998 secured by $750,000 cash and a note for $750,000 due November 15, 1999 secured by 132,500 shares of common stock. The total settlement, valued at $6,108,800, is comprised of the cash and notes totaling $2,358,800 and common stock valued at $3,750,000 as of October 31, 1997. The common stock is subject to restrictions on transfer in accordance with the settlement agreement. The settlement agreement also provides for certain registration rights for the shares of common stock to become effective no later than September 30, 1998. Upon such registration, however, the settlement agreement limits the number of shares that may be sold over a given period of time.

In March 1996, the Company received from Endogen a convertible subordinated note in the principal amount of $2,003,000 in connection with the sale of the research products and operations of TCD to Endogen. Pursuant to the terms of the note, on February 10, 1997 the Company converted the $1,802,700 outstanding principal balance of the note into shares of common stock of Endogen which the Company subsequently sold. The realized gain on the stock sale was not significant.

During 1994, the Company entered into an agreement providing the Company with the right to lease up to $2,000,000 of equipment for up to a five-year term. The lease arrangement contains certain restrictive covenants, determined at the end of each fiscal quarter which, for the quarter ended September 30, 1995 included a minimum cash, cash equivalents and short-term investments balance of $10,000,000. At September 30, 1995 the Company's cash, cash equivalents and short-term investment balance was below $10,000,000. As a result, in accordance with the lease agreement, the Company pledged as collateral cash equal to the amount outstanding on the lease which is to remain in a certificate of deposit until the end of the lease, or as otherwise agreed by the lessor and the Company. At December 31, 1997, the Company had $525,000 pledged as collateral recorded as long-term restricted cash. In March 1996, the Company repaid approximately $980,000 of the outstanding obligation under the lease in conjunction with the sale of the research products and operations of its subsidiary.

In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the common stock issuance totaled approximately $3,708,000. The Company believes that the private placement proceeds, together with cash inflows from existing SBIR grants and collaborations, interest income on invested funds and its current cash and cash equivalents, net of restricted amounts, will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 1998 and into the first half of 1999. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements. During 1998, the Company expects to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

During 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards Nos. 128, "Earnings Per Share" ("SFAS 128"), 129, "Disclosures about Information of Capital Structure" ("SFAS 129"), 130, "Reporting Comprehensive Income" ("SFAS 130"), and 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 128 and SFAS 129 were effective for the year ended December 31, 1997 and were appropriately adopted by the Company with no significant impact on the financial condition or results of operations of the Company. SFAS 130 and SFAS 131 are effective for the year ending December 31,

1998 and are not expected to have a significant impact on the Company's financial condition or results of operations.

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. See Notes 1 and 2 to the Consolidated Financials Statements for a description of the Company's use of other financial instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                             Page

       Index to Consolidated Financial Statements and Supplementary Schedules                  18

       Report of Independent Accountants                                                       19

       Consolidated Balance Sheet at December 31, 1997 and                                     20
          December 31, 1996

       Consolidated Statement of Operations for the Years Ended December 31,                   21
          1997, December 31, 1996 and December 31, 1995

       Consolidated Statement of Stockholders' Equity for the Years Ended                      22
          December 31, 1997, December 31, 1996 and December 31, 1995

       Consolidated Statement of Cash Flows for the Years Ended                                23
          December 31, 1997, December 31, 1996, and  December 31, 1995

       Notes to Consolidated Financial Statements                                              24

                        Report of Independent Accountants

To The Board of Directors and Shareholders of
T Cell Sciences, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of T Cell Sciences, Inc., and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts
March 25, 1998

CONSOLIDATED BALANCE SHEET

                                                                        December 31,           December 31,
                                                                            1997                   1996
---------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                            $  6,436,300          $ 12,591,800
    Current Portion Restricted Cash                                           750,000                    --
    Accounts Receivable, Net of the Allowance for Doubtful
       Accounts of $6,000 at December 31, 1997                                 22,900                19,500
    Current Portion Convertible Note Receivable                                    --               400,600
    Inventories                                                                15,000                24,000
    Prepaid and Other Current Assets                                          165,400               241,500
---------------------------------------------------------------------------------------------------------------

          Total Current Assets                                              7,389,600            13,277,400

Property and Equipment, Net                                                   364,500               511,600
Restricted Cash                                                               525,000               685,000
Convertible Note Receivable                                                        --             1,402,100
Other Assets                                                                1,547,500             1,347,600
---------------------------------------------------------------------------------------------------------------

           Total Assets                                                  $  9,826,600          $ 17,223,700
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                     $    201,200          $    326,000
    Accrued Expenses                                                        1,059,900             1,278,500
    Deferred Revenue                                                          750,000                    --
    Short-Term Note Payable                                                   750,000                    --
---------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                          2,761,100             1,604,500
---------------------------------------------------------------------------------------------------------------

Long-Term Note Payable                                                        750,000                    --
---------------------------------------------------------------------------------------------------------------

Commitments and Contingent Liabilities (Notes 3 and 13)

Stockholders' Equity:
    Common Stock, $.001 Par Value; 50,000,000 Shares Authorized;
       26,487,400 Issued and 26,477,700 Outstanding at
         December 31, 1997;
       24,965,400 Issued and 24,946,600 Outstanding at
         December 31, 1996                                                     26,500                25,000
    Additional Paid-In Capital                                             76,561,400            72,791,800
    Less:  9,700 and 18,800 Common Treasury Shares at Cost at
       December 31, 1997 and 1996, respectively                               (35,800)              (69,000)
    Accumulated Deficit                                                   (70,236,600)          (57,128,600)
---------------------------------------------------------------------------------------------------------------

       Total Stockholders' Equity                                           6,315,500            15,619,200
---------------------------------------------------------------------------------------------------------------

          Total Liabilities and Stockholders' Equity                     $  9,826,600          $ 17,223,700
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

   CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Year Ended         Year Ended            Year Ended
                                                             December 31,       December 31,          December 31,
                                                                 1997               1996                  1995
-------------------------------------------------------------------------------------------------------------------

OPERATING REVENUE:

Product Development and
      Distribution Agreements                                $  1,147,600       $    591,200          $  1,608,700
Product Sales                                                      44,500            523,300             2,354,400
-------------------------------------------------------------------------------------------------------------------

      Total Operating Revenue                                   1,192,100          1,114,500             3,963,100
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                              21,000            358,700             1,879,400
Research and Development                                        5,256,900          6,036,500             8,004,600
General and Administrative                                      3,375,500          5,956,600             4,343,700
Marketing and Sales                                                97,400            516,000             1,597,900
-------------------------------------------------------------------------------------------------------------------

      Total Operating Expense                                   8,750,800         12,867,800            15,825,600
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                                 (7,558,700)       (11,753,300)          (11,862,500)

Non-Operating Income (Expense), Net                            (5,549,300)           963,200             3,604,600
-------------------------------------------------------------------------------------------------------------------

Net Loss                                                     $(13,108,000)      $(10,790,100)         $ (8,257,900)
===================================================================================================================

Basic and Diluted Net Loss Per Common Share
                                                             $      (0.52)      $      (0.50)         $      (0.47)
===================================================================================================================
Weighted Average Common
      Shares Outstanding                                        25,139,900        21,693,400            17,482,100
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               Additional       Treasury                          Total
                                         Common Stock            Paid-In          Stock      Accumulated       Stockholders'
                                       Shares    Par Value       Capital           Cost        Deficit            Equity
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
     December 31, 1994                17,054,200    $17,100   $55,726,100       $(76,900)   $(38,080,600)       $ 17,585,700

  Issuance at $.60 to $4.25
      per Share upon Exercise
      of Stock Options                    88,700        100       244,600             --              --             244,700
  Employee Stock Purchase
       Plan Issuance at $2.13
       and $2.71 per Share                    --         --       (23,200)        47,900              --              24,700
  Private Placement Proceeds           2,550,000      2,500     6,102,400             --              --           6,104,900
  Issuance at $1.65 upon
       Exercise of Stock Warrants        211,800        200       349,300             --              --             349,500
  Purchase of 16,466 Shares of
       Treasury Stock at Cost                 --         --            --        (51,500)             --             (51,500)
  Net Loss for the Year
      Ended December 31, 1995                 --         --            --             --      (8,257,900)         (8,257,900)
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
       December 31, 1995              19,904,700    $19,900   $62,399,200       $(80,500)   $(46,338,500)       $ 16,000,100

  Issuance at $.60 to $3.56
      per Share upon Exercise
      of Stock Options                    60,700        100       161,600             --              --             161,700
  Employee Stock Purchase
      Plan Issuance at $2.71
      per Share                               --         --        (3,000)        11,500              --               8,500
  Net Proceeds from Stock Issuance     5,000,000      5,000    10,063,700             --              --          10,068,700
  Compensation Expense Associated
      with Stock Options                      --         --       170,300             --              --             170,300
  Net Loss for the Year
      Ended December 31, 1996                 --         --            --             --     (10,790,100)        (10,790,100)
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
     December 31, 1996                24,965,400    $25,000   $72,791,800       $(69,000)   $(57,128,600)       $ 15,619,200

  Issuance at $1.81 to $2.13
      per Share upon Exercise
      of Stock Options                    12,000         --        22,400             --              --              22,400
  Employee Stock Purchase
       Plan Issuance at $1.38 and
       $1.39 per Share                        --         --       (20,700)        33,200              --              12,500
  Issuance at $2.50 per Share for
       Settlement of Litigation        1,500,000      1,500     3,748,500             --                           3,750,000
  Compensation Expense Associated
       with Issuance at $1.94 per
       Share                              10,000         --        19,400             --                              19,400
  Net Loss for the Year
      Ended December 31, 1997                 --         --            --             --     (13,108,000)        (13,108,000)
  -----------------------------------------------------------------------------------------------------------------------------

  Balance at
     December 31, 1997                26,487,400    $26,500   $76,561,400       $(35,800)   $(70,236,600)       $  6,315,500
  -----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Year                Year              Year
                                                                     Ended              Ended              Ended
                                                                 December 31,        December 31,      December 31,
Increase in Cash and Cash Equivalents                                1997                1996              1995
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
       Net Loss                                                  $(13,108,000)       $(10,790,100)      $(8,257,900)
       Adjustments to Reconcile Net Loss to Cash
         Used by Operating Activities:
          Depreciation and Amortization                               353,800             464,800           719,600
          Write-off of Capitalized Patent Costs                        51,100           1,751,600                --
          Decrease in Collaborator Advance                                 --            (181,500)         (318,400)
          Non-Cash Portion of Litigation Settlement                 5,250,000                  --
          Compensation Expense Associated with                         19,400                  --
            Stock Issuance
          Compensation Expense Associated with                             --             170,300                --
            Stock Options
          Gain on Sale of Research Products and Operations
            of T Cell Diagnostics, Inc.                                    --            (283,000)                --
       Changes in Assets and Liabilities:
          Increase in Current Portion Restricted Cash                (750,000)                 --                --
          Accounts Receivable                                          (3,400)            (24,400)          132,600
          Inventories                                                   9,000              14,100             6,000
          Prepaid and Other Current Assets                             76,100             119,700            18,700
          Accounts Payable and Accrued Expenses                      (343,400)           (796,200)         (369,300)
          Deferred Revenue                                            750,000            (121,100)          121,100
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                              (7,695,400)         (9,675,800)       (7,947,600)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
       Redemption of Short-Term Investments                                --                  --         8,539,700
       Purchases of Property and Equipment                            (76,900)           (135,200)         (577,300)
       Increase in Patents and Licenses                              (381,200)           (507,400)       (1,216,900)
       (Increase) Decrease in Long-Term Restricted Cash               160,000             165,000          (850,000)
       Payment Received on Convertible Note Receivable              1,802,700             200,300                --
       Other                                                              400              30,800            10,400
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                    1,505,000            (246,500)        5,905,900
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
       Net Proceeds from Stock Issuance                                12,500          10,077,200         6,129,600
       Proceeds from Exercise of Stock Options                         22,400             161,700           244,700
       Proceeds from Exercise of Stock Warrants                            --                  --           349,500
       Purchases of Treasury Stock                                         --                  --           (51,500)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                              34,900          10,238,900         6,672,300
-----------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                   (6,155,500)            316,600         4,630,600

Cash and Cash Equivalents at Beginning of Period                   12,591,800          12,275,200         7,644,600
-----------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                       $  6,436,300        $ 12,591,800       $12,275,200
=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    Nature of Business

T Cell Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of innovative drugs using novel applications of immunology to prevent and treat cardiovascular, pulmonary and immune disorders. The Company develops and commercializes products on a proprietary basis and in collaboration with established pharmaceutical partners, including Novartis Pharma AG, Astra AB and Yamanouchi Pharmaceutical Co., Ltd.

In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the common stock issuance totaled approximately $3,708,000. The Company believes that the private placement proceeds, together with cash inflows from existing SBIR grants and collaborations, interest income on invested funds and its current cash and cash equivalents, net of restricted amounts, will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 1998 and into the first half of 1999. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements. During 1998, the Company expects to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

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

       (D)    Fair Value of Financial Instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values for cash, cash equivalents, short-term investments, accounts and notes receivable, accounts and notes payable and accrued expenses approximate carrying value at December 31, 1997 and 1996, due to the nature and the relatively short maturity of these instruments.

       (E)    Revenue Recognition

The Company has entered into various license and development agreements with pharmaceutical and biotechnology companies. Revenue derived from such agreements is recognized over the specified development period as research and development or discovery activities are performed. Cash received in advance of activities being performed is recorded as deferred revenue. Signing fees, received by the Company for entering into license and development agreements are recognized when received if the fees are nonrefundable and the Company has no obligations to perform under the agreement. Revenues from product sales are recorded when the product is shipped.

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

       (J)    Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changed the method of calculating earnings per share. SFAS 128, which the Company adopted in the fourth quarter of 1997, requires the presentation of "basic" earnings per share and "diluted" earnings per share. As a result of the Company's net loss, both basic and diluted earnings per share are computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding.

       (K)    Stock Compensation

The Company's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note 7).

       (L)    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

2.     SHORT-TERM INVESTMENTS AND RESTRICTED CASH

The Company currently invests in only high quality, short-term investments which are considered highly liquid and are available to support current operations. At December 31, 1997 and 1996, the Company's investments met the definition of cash equivalents and were recorded at cost, which approximated fair value in all material respects.

At December 31, 1997, the Company had pledged as collateral $750,000 and $525,000 which is recorded as current portion restricted cash and long-term restricted cash, respectively. At December 31, 1996, the Company had pledged as collateral $685,000 which is recorded as long-term restricted cash. Pursuant to the terms of the settlement agreement between the Company and its former landlord, the Company pledged as collateral $750,000 at December 31, 1997 (see
Note 13). The Company also has $525,000 and $685,000 pledged as collateral at December 31, 1997 and 1996, respectively, in accordance with the terms of the operating lease (see Note 3).


3.     PROPERTY, EQUIPMENT AND LEASES

Property and equipment includes the following:

                                                        December 31,         December 31,
                                                            1997                 1996
                                                  --------------------------------------------

Laboratory Equipment                                     $ 2,080,100          $ 2,055,000
Office Furniture and Equipment                               767,800              751,500
Leasehold Improvements                                       255,000              219,500
                                                  -------------------------------------------
Property and Equipment, Total                              3,102,900            3,026,000
Less Accumulated Depreciation and Amortization            (2,738,400)          (2,514,400)
                                                  -------------------------------------------
                                                         $   364,500          $   511,600
                                                  ===========================================

Depreciation expense related to equipment and leasehold improvements was approximately $224,000, $290,800 and $465,300 for the years ended December 31, 1997, 1996 and 1995, respectively.

In May 1996, the Company entered into a six-year lease for laboratory and office space in Needham, Massachusetts. The lease replaced two-year lease and sublease agreements entered into in March 1995 for the same location and increased the amount of office and laboratory space available. In March 1996, the Company sold certain property and equipment to Endogen as part of the sale of the research products and operations of TCD. In addition, certain lease obligations of the Company were assigned to Endogen in conjunction with the sale (see Note 14).

In August 1994, the Company entered into a lease agreement providing the Company with the right to lease up to $2,000,000 of equipment for up to a five-year term. The lease agreement contains certain restrictive covenants determined at the end of each fiscal quarter which, for the quarter ended September 30, 1995, included a minimum cash, cash equivalents and short-term investments balance of $10,000,000. At September 30, 1995 the Company's cash and cash equivalents balance was below $10,000,000. As a result, in accordance with the lease agreement, the Company pledged cash as collateral to the lessor equal to the amount outstanding on the lease which is to remain in a certificate of deposit until the end of the lease or as otherwise agreed by the lessor and the Company. The Company has recorded $525,000 and $685,000 as long-term restricted cash at December 31, 1997 and 1996, respectively.

Obligations for base rent, net of sublease income, under these and other noncancelable operating leases as of December 31, 1997 are approximately as follows:

    Year ending December 31,1998                                  $   835,900
                            1999                                      834,000
                            2000                                      764,600
                            2001                                      756,400
                            2002                                      252,100
                            Thereafter                                     --
                                                             -----------------
                            Total minimum lease payments           $3,443,000
                                                             -----------------

The Company's total rent expense was approximately $851,400, $903,100 and $1,091,600 for the years ended December 31, 1997, 1996 and 1995, respectively.


4.     OTHER ASSETS

Other assets include the following:

                                        December 31,           December 31,
                                             1997                  1996
                                    ------------------------------------------

   Capitalized Patent Costs              $1,900,700             $1,570,500
   Accumulated Amortization                (519,100)              (397,900)
                                    ------------------------------------------

   Capitalized Patent Costs, Net          1,381,600              1,172,600
   Other Non Current Assets, Net            165,900                175,000
                                    ------------------------------------------
                                         $1,547,500             $1,347,600
                                    ==========================================

During the second quarter of 1996, as part of the Company's realignment of certain of its operations, the Company suspended internal funding of the research and development of its T cell antigen receptor program pending completion of negotiations to transfer certain of its patent and license rights related to such technology to Astra AB. In June 1996, in accordance with SFAS 121, the Company evaluated and subsequently wrote off approximately $1,751,600 of capitalized patent costs relating to its T cell antigen receptor program which is included in operating expense as general and administrative expense for the year ended December 31, 1996.

Amortization expense for the years ended December 31, 1997, 1996 and 1995 relating to the capitalized costs of purchased licenses and patents and trademarks was approximately $129,800, $174,000 and $254,300, respectively.

5.     ACCRUED EXPENSES

Accrued expenses include the following:

                                                December 31,      December 31,
                                                    1997              1996
                                            ------------------------------------

     Accrued License Fees                        $   60,000            55,000
     Accrued Payroll and Employee Benefits          222,600           208,400
     Accrued Clinical Trials                        448,100           364,800
     Accrued Consulting                             119,000            96,000
     Other Accrued Expenses                         210,200           554,300
                                            ------------------------------------

                                                 $1,059,900        $1,278,500
                                            ====================================


6.     INCOME TAXES

                                                             Year Ended December 31,
                                            ----------------------------------------------------------
                                                  1997               1996                1995
                                            ----------------------------------------------------------
Income tax benefit:
       Federal                                $  4,539,100       $  3,696,100        $  2,984,800
       State                                       529,000            388,000             354,800
                                              --------------------------------------------------------
                                                 5,068,100          4,084,100           3,339,600
Deferred tax assets valuation allowance         (5,068,100)        (4,084,100)         (3,339,600)
                                              --------------------------------------------------------

                                              $         --       $         --        $         --
                                              ========================================================


Deferred tax assets are comprised of the following at December 31:

                                                December 31,      December 31,
                                                    1997              1996
                                            ------------------------------------

     Net Operating Loss Carryforwards            $ 25,775,200      $ 21,346,700
     Tax Credit Carryforwards                       3,143,800         3,043,900
     Other                                          1,521,500           981,800
                                            ------------------------------------
     Gross Deferred Tax Assets                     30,440,500        25,372,400
     Deferred Tax Assets Valuation Allowance      (30,440,500)      (25,372,400)
                                            ------------------------------------

                                                 $         --      $         --
                                            ====================================

Reconciliation between the amount of reported income tax expenses and the amount computed using the U.S. Statutory rate of 35% follows:

                                                         1997               1996               1995
                                                  ----------------------------------------------------------

Loss at Statutory Rates                              $(4,587,800)       $(3,776,500)         $(2,890,300)
Research and Development Credits                        (172,100)          (189,400)            (255,800)
State tax benefit, net of federal tax liabilities       (591,500)          (337,400)            (231,200)
Other                                                    283,300            219,200               37,700
Benefit of losses and credits not recognized,
   increase in valuation allowance                     5,068,100          4,084,100            3,339,600
                                                  ----------------------------------------------------------

                                                     $        --        $        --          $        --
                                                  ==========================================================


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

At December 31, 1997, the Company has U.S. net operating loss carryforwards of $67,224,700, U.S. capital loss carryforwards of $1,852,300, and U.S. tax credits of $2,593,800 which expire at various dates from 1999 through 2010. Under the Tax Reform Act of 1986, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards, research and development tax credits, and capital loss carryforwards which could be utilized.


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

        (B)   Preferred Stock

At December 31, 1997 and 1996, the Company had authorized preferred stock comprised of 1,163,102 shares of convertible Class B and 3,000,000 shares of convertible Class C of which 350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by the Company's Board of Directors. There was no preferred stock outstanding at December 31, 1997 and 1996.

       (C)    Stock Compensation and Employee Stock Purchase Plans

Stock Compensation

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

The Plan allows for a maximum of 3,700,000 shares of common stock to be issued prior to December 1, 2001. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option vests. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price of stock options shall not be less than the fair market value of the common stock at the date of grant (110% of fair market value for options granted to holders of more than 10% of the voting stock of the Company).

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

A summary of stock option activity for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                             1997                       1996                        1995
                                  --------------------------------------------------------------------------------
                                                  Weighted                   Weighted                    Weighted
                                                   Average                    Average                    Average
                                                  Exercise                   Exercise                    Exercise
                                                    Price                      Price                      Price
                                     Shares       per Share      Shares      per Share      Shares      per Share
------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,             2,303,196       $5.94     2,516,313        $5.82     2,559,820        $6.42
   Granted                              492,750        1.77       472,600         2.82       620,523         3.06
   Exercised                            (12,000)       1.86       (60,710)        2.66       (88,668)        2.45
   Canceled                          (1,010,704)       8.78      (625,007)        3.39      (575,362)        6.05
------------------------------------------------------------------------------------------------------------------

Outstanding at December 31,           1,773,242       $3.20     2,303,196        $5.94     2,516,313        $5.82
=================================================================================================================

At December 31,
   Options exercisable                1,039,437                 1,740,310                  1,498,401
   Available for grant                1,296,716                   678,762                    571,516
Weighted average fair value of
   options granted during year                        $0.92                      $1.26                      $1.36


The following table summarizes information about the stock options outstanding at December 31, 1997:

                                                                 Options Outstanding
                                 ------------------------------------------------------------------------------------
                                           Number                 Weighted Average             Weighted Average
                                       Outstanding at                 Remaining                 Exercise Price
 Range of Exercise Prices            December 31, 1997            Contractual Life                per Share
---------------------------------------------------------------------------------------------------------------------
 $  1.50 - 1.84                             435,250                       9.14                      $  1.75
    1.94 - 2.50                             416,989                       6.18                         2.39
    2.59 - 3.13                             332,202                       7.78                         2.96
    3.19 - 5.25                             374,601                       4.51                         3.87
    5.51 - 8.50                             214,200                       3.88                         6.89
---------------------------------------------------------------------------------------------------------------------
 $  1.50 - 8.50                           1,773,242
=====================================================================================================================



                                                                               Options Exercisable
                                                             --------------------------------------------------------
                                                                       Number                  Weighted Average
                                                                   Exercisable at               Exercise Price
 Range of Exercise Prices                                         December 31, 1997               per Share
---------------------------------------------------------------------------------------------------------------------
 $  1.50 - 1.84                                                         35,000                       $ 1.81
    1.94 - 2.50                                                        273,281                         2.34
    2.59 - 3.13                                                        194,915                         2.96
    3.19 - 5.25                                                        322,041                         3.95
    5.51 - 8.50                                                        214,200                         6.89
---------------------------------------------------------------------------------------------------------------------
 $  1.50 - 8.50                                                      1,039,437
=====================================================================================================================

Fair Value Disclosures

Had compensation costs for the Company's stock compensation plans been determined based on the fair value at the grant dates, consistent with SFAS 123, the Company's net loss, and net loss per share for the years ending December 31, 1997, 1996 and 1995 would be as follows:

                                                     1997                  1996                  1995
         -----------------------------------------------------------------------------------------------------
         Net Loss:
            As reported                          $13,108,000           $10,790,100            $8,257,900
            Pro forma                            $13,514,100           $11,269,900            $8,471,400
         Basic and Diluted Net Loss
           Per Share:
            As reported                                $0.52                 $0.50                 $0.47
            Pro forma                                   0.54                  0.52                  0.48

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1997                  1996                  1995
         -----------------------------------------------------------------------------------------------------
         Expected dividend yield                           0%                    0%                   0%
         Expected stock price volatility                  57%                   51%                  51%
         Risk-free interest rate                  5.5% - 6.4%           4.9% - 6.7%          5.4% - 7.5%
         Expected option term                       2.7 Years             2.6 Years            2.6 Years

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the factors detailed in the table above, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

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

As of December 31, 1997, the Company has authorized the issuance of 350,000 shares of Series C-1 Junior Participating Cumulative Preferred Stock for use in connection with the shareholder rights plan.

       (E)    Severance Agreement Charge

On May 29, 1996 the Company announced changes in its senior management. As part of the reorganization, the Company recorded a $425,300 charge to earnings resulting from a severance agreement with the Company's former President and Chief Executive Officer. The charge included a $255,000 severance payment and a non-cash charge of approximately $170,300 relating to the acceleration of certain stock option vesting rights.


8.     RESEARCH AND LICENSING AGREEMENTS

The Company has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, the Company has received licenses or options to license technology, certain patents or patent applications. The Company made required payments of nonrefundable license fees and royalties which amounted to approximately $65,000, $205,000 and $200,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


9.     PRODUCT DEVELOPMENT AND DISTRIBUTION AGREEMENTS

The Company's product development revenues were received from contracts with different organizations. Total revenue received by the Company in connection with these contracts for the years ended December 31, 1997, 1996 and 1995 were approximately $1,147,600, $591,200 and $1,608,700, respectively. A summary of these contracts follows:

       (A)    Novartis Pharma AG

In October 1997, the Company entered into an option agreement with Novartis Pharma AG ("Novartis"), a worldwide pharmaceutical company headquartered in Basel, Switzerland, relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human to human). The agreement granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation. In exchange for granting the two-year option, the Company will receive annual option fees and supplies of clinical grade TP10 with a combined value of up to $5 million. Should Novartis exercise its option to license TP10 and continue development within the fields of xenotransplantation and allotransplantation, it will provide equity to the Company in the form of investment, licensing fees and milestone payments based upon attainment of certain development and regulatory goals. The Company may also receive from Novartis funding for research as well as royalty payments on eventual products sales.

Under the terms of the agreement Novartis paid the Company a non-refundable option fee related to the first option period which commenced in October 1997. During the option period, Novartis is granted sole access to the technology for use in xenotransplantation and allotransplantation. The Company is recording the option fee as revenue over the one year option period.

       (B)    Astra AB

In January 1992, the Company entered into a product development and distribution agreement with Astra AB ("Astra"), a worldwide pharmaceutical company headquartered in Sodertalje, Sweden, for the joint development and marketing of therapeutic products using T Cell Sciences' proprietary T cell antigen receptor ("TCAR") technology. The products developed exclusively and jointly with Astra were monoclonal antibodies and protein-derived immunomodulators that may have efficacy in treating autoimmune diseases such as multiple sclerosis, Crohn's disease, and rheumatoid arthritis.

In June 1996, the Company suspended further internal funding of the research and development of the TCAR program. In December 1996, the Company further amended its agreement with Astra to transfer certain of its rights to the TCAR technology to Astra in addition to sole responsibility for further development and commercialization of the TCAR technology. Under the amended agreement, the Company received an initial signing fee of $100,000 and could receive future milestone and royalty payments upon Astra's successful development and commercialization of the TCAR technology.

The Company recognized revenue from milestone payments in 1997 of $650,000. The Company recognized TCAR funding revenue of $453,400 in 1996 and $1,433,700 in 1995 which included $181,600 and $318,400, respectively, from the reduction of the collaborator advance liability. The funds were advanced from Astra for the expansion of additional space dedicated to joint TCAR product research.

       (C)    CytoTherapeutics

In April 1996, the Company licensed portions of its patent and technology rights regarding Complement Receptor 1 ("CR1") to CytoTherapeutics, Inc. for use in CytoTherapeutics' cell-based products for the delivery of therapeutic substances to the central nervous system. Under the agreement, the Company granted non-exclusive rights for the use of CR1 in any encapsulated-cell product. The license does not include rights to use CR1 for therapeutic effects. In 1996, the Company received a non-refundable $100,000 signing fee and may receive additional milestone payments and royalty payments from commercialized products resulting from the license.

       (D)    Diamedix Corporation

In December 1995, the Company received a $175,000 signing fee associated with an exclusive distribution agreement it entered into with Diamedix Corporation to market TRAx CD4 and TRAx CD8 microtiter plate diagnostic kits to clinical diagnostic laboratories in the United States. The Company retained the rights to sell these kits to certain research laboratories and pharmaceutical companies. The agreement was modified in 1997 from an exclusive agreement to a non-exclusive agreement.

       (E)    SmithKline Beecham, p.l.c

In 1989, the Company signed an exclusive development and distribution contract for TP10 (sCR1) with SmithKline Beecham. The Company entered into a new agreement in October 1994 with SmithKline Beecham, which superseded the original agreement. Under the new agreement, the Company regained exclusive rights to sCR1 in North America, including clinical development and marketing rights and SmithKline Beecham was granted an option for clinical development and marketing of injectable sCR1 outside of North America. The Company and SmithKline Beecham mutually agreed to terminate the October agreement in February 1995, returning all rights to the Company with no future financial obligations to either party.

10.    NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) includes the following:

                                                  Year Ended December 31,
                                          -------------------------------------
                                              1997         1996         1995
                                          -------------------------------------

  Interest and Dividend Income            $   577,300    $680,200   $  604,600
  Gain on Sale of Portion of Diagnostic
   Business                                        --     283,000           --
  Legal Settlement (see Note 13)           (6,108,800)         --    2,900,000
  Gain on Sale of Investments                 (17,800)         --      100,000
                                          -------------------------------------

                                          $(5,549,300)   $963,200   $3,604,600
                                          =====================================


11.    DEFERRED SAVINGS PLAN

Under section 401(k) of the Internal Revenue Code of 1986, as amended, the Board of Directors adopted, effective May 1990, a tax-qualified deferred compensation plan for employees of the Company. Participants may make tax deferred contributions up to 15%, or $9,500, of their total salary in 1997. The Company may, at its discretion, make contributions to the plan each year matching up to 1% of the participant's total annual salary. Company contributions amounted to $20,600, $33,000 and $39,000 for the years ended December 31, 1997, 1996 and
1995, respectively.


12.    FOREIGN SALES

Foreign Sales:

Product sales were generated geographically as follows:

Net Product Sales for the
Twelve Months Ended                        Europe             USA              Asia              Other           Total

December 31, 1997                         $  5,000         $ 29,000          $   --            $ 11,000       $   45,000
December 31, 1996                          145,000          240,000           130,000             8,000          523,000
December 31, 1995                          732,000          992,000           491,000           139,000        2,354,000


13.    LITIGATION

In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters to recover the damages incurred by the Company resulting from the evacuation of the building due to air quality problems, which caused skin and respiratory irritation to a significant number of employees. The landlord defendant filed counterclaims, alleging the Company breached its lease obligations. The court ordered a limited trial between the Company and the landlord on certain factual issues which began on November 20, 1996. Closing arguments for the limited trial were heard on January 13, 1997. In a separate lawsuit, the landlord's mortgagee filed claims against the Company for payment of the same rent alleged to be owed. A motion for summary judgment filed by the bank was denied by the court. In August 1997, the Superior Court of Massachusetts entered findings of fact and conclusions of law on the limited trial of the Company's lawsuit against the landlord. In its findings, the Court concluded that the Company had not proved, as alleged by the Company, that any fireproofing fibers contaminated the Company's space, the Company's space was not uninhabitable because of contamination from fireproofing fibers and the Company was not justified in terminating its lease on the grounds that its office and laboratories were uninhabitable. In November 1997, the Company reached a settlement of the litigation with its former landlord and the landlord's mortgagee. The Company agreed to pay $858,800 in cash on November 17, 1997 and issue a total of 1,500,000 shares of its common stock. In addition, the Company signed a note for $750,000 payable on November 16, 1998 secured by $750,000 cash collateral and a note for $750,000 due November 15, 1999, secured by 132,500 shares of common stock. The total settlement, valued at $6,108,800, is comprised of the cash and notes totaling $2,358,800 and common stock valued at $3,750,000 as of October 31, 1997 and is included in non-operating expense for the year ended December 31, 1997. The common stock issued is subject to restrictions on transfer per the settlement agreement. The settlement agreement also provides for certain registration rights for the shares of common stock to become effective no later than September 30, 1998. Upon such registration, however, the settlement agreement limits the number of shares that may be sold over a given period of time.

14.    SALE OF PORTION OF DIAGNOSTIC BUSINESS

On March 5, 1996 the Company sold to Endogen, Inc. the research products and operations of TCD for a purchase price of approximately $2,880,000, while retaining the TRAx diagnostic product franchise. The consideration for this sale to Endogen was paid in the form of a convertible subordinated note receivable (the "Convertible Note") in the principal amount of $2,003,000 and a combination of cash and a short-term note used to repay approximately $980,000 of obligations under the Company's operating lease. On February 10, 1997, the Company converted the outstanding principal balance, or $1,803,000, of the Convertible Note into shares of Endogen commons stock which it subsequently sold. Additionally, the Company may receive a royalty on certain of Endogen's sales of research products.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Proposal 1 - Election of Directors" and "Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998, is hereby incorporated by reference.


Item 11.   EXECUTIVE COMPENSATION

The information under the Section "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998, is hereby incorporated by reference.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section "Beneficial Ownership of Common Stock" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998, is hereby incorporated by reference.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Proposal 1 - Election of Directors" and "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998, is hereby incorporated by reference.

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

      (3)         Exhibits:

           No.                       Description                                      Page No.
-----------------------------------------------------------------------------------------------------------------------------
           2.1      Agreement of Merger among the Company, T Cell               Incorporated by reference to the Company's
                    Acquisition Corp. and T Cell Diagnostics,                   report on form 8-K filed September 22, 1993
                    Inc. dated August 20, 1993 relating to reconsolidation
                    of the Company's subsidiary

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

           10.6     Form of Agreement relating to Change of                     Incorporated by reference to the Company's
                    Control                                                     Annual Report on Form 10-K for the transition
                                                                                period ended December 31, 1992

           10.7     Termination Agreement between the Company and               Incorporated by reference to the Company's
                    SmithKline Beecham p.l.c. relating to sCR1                  report on Form 8-K filed April 27, 1995
                    dated April 7, 1995, portions of which are subject to
                    confidential treatment

           10.8     Pledge Agreement between the Company and                    Incorporated by reference to the Company's
                    Fleet Credit Corporation dated October 24,                  Quarterly Report on Form 10-Q for September
                    1995                                                        dated September 30, 1995

           10.9     Employment Agreement between the Company and                Incorporated by reference to the Company's
                    Una S. Ryan, Ph.D. dated May 28, 1996                       Annual Report on Form 10-K for the fiscal
                                                                                year ended December 31, 1996

           10.10    Severance Agreement between the Company and                 Incorporated by reference to the Company's
                    Norman W. Gorin dated June 1, 1996                          Annual Report on Form 10-K for the fiscal
                                                                                year ended December 31, 1996

           10.11    Consulting Agreement between the Company and                Incorporated by reference to the Company's
                    James D. Grant dated May 28, 1996                           Annual Report on Form 10-K for the fiscal
                                                                                year ended December 31, 1996

           10.12    Second Amended and Restated Product                         Incorporated by reference to the Company's
                    Development and Distribution Agreement                      Annual Report on Form 10-K for the fiscal
                    between Astra AB and the Company dated May 1,               year ended December 31, 1996
                    1996, portions of which are subject to confidential
                    treatment

           10.13    Commercial Lease Agreement of May 1, 1997                   Incorporated by reference to the Company's
                    between the Company and Fourth Avenue                       report on Form 10-Q for the quarterly period
                    Ventures Limited                                            ended September 30, 1996

           10.14    Option Agreement by and between the Company                 Incorporated by reference to the Company's
                    and Novartis Pharma AG dated as of                          report on Form 10-Q for the quarterly period
                    October 31, 1997, portions of which are                     ended September 30, 1997
                    subject to a request for confidential treatment

           10.15    Settlement Agreement between the Company and                Page 41
                    Forest City 38 Sidney Street, Inc.; Forest
                    City Management, Inc.; and Forest City
                    Enterprises, Inc.

           21.0     List of Subsidiaries                                        Incorporated by reference to the Company's
                                                                                Annual Report on Form 10-K for the fiscal
                                                                                year ended December 31, 1993

           23.0     Consent of Independent Accountants                          Page 83

           27.0     Financial Data Schedule                                     Page 84


(B) Reports on Form 8-K.

During 1997, the following report on Form 8-K was filed: Form 8-K dated August 26, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T CELL SCIENCES, INC.                                                Date

by:/s/Una S. Ryan                                                    March 30, 1998
   -------------
   Una S. Ryan
   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

   Signature                  Title                                  Date

   /s/Una S. Ryan             President, Chief Executive Officer     March 30, 1998
   -------------
   (Una S. Ryan)

   /s/Norman W. Gorin         Vice President, Finance and Chief      March 30, 1998
   -----------------          Financial Officer
   (Norman W. Gorin)

   /s/Patrick C. Kung         Director                               March 30, 1998
   -----------------
   (Patrick C. Kung)

   /s/Thomas R. Ostermueller  Director                               March 30, 1998
   ------------------------
   (Thomas R. Ostermueller)

   /s/Harry H. Penner, Jr.    Director                               March 30, 1998
   ----------------------
   (Harry H. Penner, Jr.)

   /s/William J. Ryan         Director                               March 30, 1998
   -----------------
   (William J. Ryan)

   /s/Ronald M Urvater        Director                               March 30, 1998
   ------------------
   (Ronald M. Urvater)