Form 10-K/A
period 1997-12-31
T CELL SCIENCES INC
filed 1998-04-13
CIK 744218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


(Mark one)


   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

     or

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15006
                         ------------------------------


                             T CELL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3191702
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)



                119 Fourth Avenue, Needham, Massachusetts 02194
              (Address of principal executive offices) (Zip Code)

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

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, are incorporated by reference into
Part III of this Form 10-K.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Proposal 1--Election of Directors" and "Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, is hereby incorporated by reference.

Item 11.  EXECUTIVE COMPENSATION

The information under the Section "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, is hereby incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section "Beneficial Ownership of Common Stock" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, is hereby incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Proposal 1--Election of Directors" and "Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T CELL SCIENCES, INC.                             Date


By:  /s/ Una S. Ryan                              April 10, 1998
     -------------------------------------
     Una S. Ryan
     President and Chief Executive Officer