Form 10-Q
period 1998-03-31
T CELL SCIENCES INC
filed 1998-05-14
CIK 744218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

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
                                       ---    ---

                                                              Outstanding as of
                                     Class                      May 8, 1998
                                     -----                      -----------
                         Common Stock, par value $.001          28,531,285

                              T CELL SCIENCES, INC.
                                Table of Contents
                                 March 31, 1998

                                                                                           Page
Part I -- Financial Information                                                            ----
-------------------------------

Condensed Consolidated Balance Sheet at March 31, 1998 and December 31, 1997...............  3

Condensed Consolidated Statement of Operations for the Quarters Ended
         March 31, 1998 and 1997...........................................................  4

Condensed Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 1998 and 1997...........................................................  5

Notes to Condensed Consolidated Financial Statements.......................................  6

Management's Discussion and Analysis of Financial Condition and Results of
  Operations...............................................................................  8


Part II -- Other Information
----------------------------

Item 1.  Legal Proceedings................................................................. 10

Item 2.  Changes in Securities............................................................. 10

Item 3.  Defaults Upon Senior Securities................................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders............................... 10

Item 5.  Other Information................................................................. 10

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits...................................................................... 10
         B.  Reports on Form 8-K........................................................... 10

Signatures................................................................................. 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 1998 and December 31, 1997

                                                                      March 31,            December 31,
                                                                         1998                  1997
----------------------------------------------------------------------------------------------------------
ASSETS                                                                                      (audited)
Current Assets:
     Cash and Cash Equivalents                                      $  8,181,900           $  6,436,300
     Current Portion Restricted Cash                                     750,000                750,000
     Accounts Receivable                                                  12,600                 22,900
     Inventories                                                           7,300                 15,000
     Prepaid Expenses and Other                                          187,800                165,400
----------------------------------------------------------------------------------------------------------

         Total Current Assets                                          9,139,600              7,389,600
----------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                              346,400                364,500
Restricted Cash                                                          500,000                525,000
Other Noncurrent Assets                                                1,598,600              1,547,500
----------------------------------------------------------------------------------------------------------

              Total Assets                                          $ 11,584,600           $  9,826,600
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                               $    225,700           $    201,200
     Accrued Expenses                                                    757,000              1,059,900
     Deferred Revenue                                                    500,000                750,000
     Short-Term Note Payable                                             750,000                750,000
----------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                     2,232,700              2,761,100
----------------------------------------------------------------------------------------------------------

Long-Term Note Payable                                                   750,000                750,000
----------------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                        28,500                 26,500
     Additional Paid-in Capital                                       80,256,800             76,561,400
     Less: Common Treasury Shares at Cost                                (31,300)               (35,800)
     Accumulated Deficit                                             (71,652,100)           (70,236,600)
----------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                    8,601,900              6,315,500
----------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholders' Equity            $ 11,584,600           $  9,826,600
----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarters Ended March 31, 1998 and 1997

                                                                      March 31,             March 31,
                                                                        1998                  1997
----------------------------------------------------------------------------------------------------------
OPERATING REVENUE:

Product Development and Licensing Agreements                        $    333,600           $     62,100
Product Sales                                                             27,400                  1,300
----------------------------------------------------------------------------------------------------------

     Total Operating Revenue                                             361,000                 63,400
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                                     13,100                    400
Research and Development                                               1,108,800              1,335,900
General and Administrative                                               735,700                774,100
Marketing and Sales                                                       18,000                 40,800
----------------------------------------------------------------------------------------------------------

     Total Operating Expenses                                          1,875,600              2,151,200
----------------------------------------------------------------------------------------------------------

Operating Loss                                                        (1,514,600)            (2,087,800)

Non-Operating Income, Net                                                 99,100                152,200
----------------------------------------------------------------------------------------------------------

Net Loss                                                            $ (1,415,500)           $(1,935,600)
----------------------------------------------------------------------------------------------------------

Net Loss Per Common Share                                           $      (0.05)          $      (0.08)
----------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding                            26,774,000             24,948,400
----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 1998 and 1997

                                                                      March 31,             March 31,
                                                                         1998                  1997
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Loss                                                        $(1,415,500)          $(1,935,600)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                                    86,400                88,400
       Write-off of Capitalized Patent Costs                                  --                51,100
     Net Change in Current Assets and Current Liabilities               (532,800)             (288,700)
----------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                 (1,861,900)           (2,084,800)
----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Acquisition of Property and Equipment                               (27,800)              (47,100)
     Other Noncurrent Assets                                             (91,600)              (22,800)
     Decrease in Restricted Cash                                          25,000                    --
     Sale of Investment in Common Stock of Endogen, Inc.                      --             1,802,700
----------------------------------------------------------------------------------------------------------

Net Cash Provided (Used) by Investing Activities                         (94,400)            1,732,800
----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Issuance of Common Stock                            3,701,900                 2,500
----------------------------------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities                         3,701,900                 2,500
----------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                       1,745,600              (349,500)

Cash and Cash Equivalents at Beginning of Period                       6,436,300            12,591,800
----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                           $ 8,181,900           $12,242,300
----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                              T CELL SCIENCES, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998


(1)      Nature of Business
         ------------------

         T Cell Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of innovative drugs using novel applications of immunology to prevent and treat cardiovascular, pulmonary and immune disorders. The Company develops and commercializes products on a proprietary basis and in collaboration with pharmaceutical partners, including Novartis Pharma AG, Astra AB and Yamanouchi Pharmaceutical Co., Ltd.

         The condensed consolidated financial statements include the accounts of T Cell Sciences, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2)      Interim Financial Statements
         ----------------------------

         The accompanying condensed consolidated financial statements for the three months ended March 31, 1998 and 1997 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at March 31, 1998 and December 31, 1997, the results of operations for the quarters ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of results for any future interim period or for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(3)      Issuance of Common Stock
         ------------------------

         In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the common stock issuance totaled approximately $3,699,900. The Company believes that its current cash and cash equivalents, which includes the private placement proceeds, together with cash flows from existing SBIR grants and collaborations, and interest income on invested funds will be sufficient to meet working capital requirements and fund operations into 1999. The working capital requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs, preclinical and clinical studies, and the timing and scope of collaborative arrangements.

(4)      Statement of Financial Accounting Standards Nos. 130 and 131
         ------------------------------------------------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards Nos. 130, "Reporting Comprehensive Income" ("SFAS 130"), and 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") to become effective for interim and annual periods beginning after December 15, 1997. The Company adopted SFAS 130 and SFAS 131 on January 1, 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components in the consolidated financial statements. To date the Company has not had material adjustments between net income as reported and comprehensive income as defined by SFAS 130. SFAS 131 establishes standards for the reporting of information on operating segments in interim and annual financial statements beginning with the annual financial statements for the year ending December 31, 1998.

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in the following, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts are forward-looking statements within the meaning of section 2xx of the Securities Exchange Act of 1934 that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the Company's ability to obtain substantial additional funding; (iii) the Company's ability to obtain required governmental approvals;
(iv) the Company's ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) the Company's ability to develop and commercialize its products before its competitors.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations
        -------------

Overview
         T Cell Sciences is a biopharmaceutical company engaged in the discovery and development of innovative drugs using novel applications of immunology to prevent and treat cardiovascular, pulmonary and immune disorders. The Company's technology platforms are based on its understanding of the ways in which the body triggers its natural defense mechanisms. Product development efforts focus on three therapeutic programs: (i) developing compounds that inhibit inappropriate complement activation, which is part of the body's immune defense system; (ii) discovery and development of T cell activation inhibitors for the prevention of transplant rejection and treatment of autoimmune diseases; and
(iii) development of a therapeutic vaccine for the management of atherosclerosis.

         The Company concluded clinical trials in November 1997 for its lead complement inhibitor, TP10, in patients undergoing lung transplantation. Final results released in April 1998 showed that TP10 therapy appears safe and well tolerated and demonstrated significant efficacy. The Company's collaborative partner, Astra AB, completed a Phase I clinical trial for ATM027 in patients with multiple sclerosis. ATM027 is one of the products derived from the Company's T cell antigen receptor (TCAR) program. The Phase I data showed that ATM027 had an effect on the target cells and there have been no serious adverse effects in the study to date. In January the Company was awarded its fourth Small Business Innovation Research (SBIR) grant from the National Institutes of Health. The grant, in the amount of $96,000, will support the development of a peptide vaccine to prevent or treat atherosclerosis. In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the common stock issuance totaled approximately $3,699,900.

Results of Operations

         The Company reported a consolidated net loss of $1,415,500, or $.05 per share, for the first quarter ended March 31, 1998, a decrease of $520,000, or 26.9%, compared with a net loss of $1,935,600, or $.08 per share, for the first quarter ended March 31, 1997. The decrease in net loss for the first quarter of 1998 compared to the first quarter of 1997 is due to a increase in operating revenue of $297,600, or 469.4%, to $361,000 in 1998 from $63,400 in 1997 combined with a decrease in operating expense of $275,600, or 12.8%, to $1,875,600 in 1998 from $2,151,200 in 1997. The Company reported a net operating loss of $1,514,600 for the first quarter of 1998 a decrease of $573,200, or 27.5%, compared with a net operating loss of $2,087,800 for the first quarter of 1997. The decrease in net operating loss was partially offset by a decrease in non-operating income of $53,100 to $99,100 in 1998 compared to $152,200 in 1997.

         Total operating revenue increased $297,600 to $361,000 for the first quarter of 1998 compared to $63,400 for the first quarter of 1997. The increase in operating revenue for the quarter was primarily due to the option payment received from Novartis Pharma AG in November 1997 which is being recognized over the option term. Product sales revenue was $27,400 for the quarter compared to $1,300 for the same period last year.

         Total operating expense decreased $275,600, or 12.8%, for the first quarter of 1998 compared to $2,151,200 for the first quarter of 1997. The decrease in operating expense is primarily due to a $227,100, or 17.0%, decrease in research and development expense to $1,108,800 in 1998 compared to $1,335,900 in 1997. The decrease in research and development expense is primarily due to lower costs associated with clinical trials. During the first quarter of 1997, there was an ongoing Phase IIa clinical trial for TP10 in patients with ARDS and a Phase I/II clinical trial for TP10 in patients undergoing lung transplant. The Phase IIa clinical trial was completed in December 1997 and the Phase I/II clinical trial was completed in November 1997 following a six month safety review. There were no ongoing clinical trials during the first quarter of 1998.

         Non-operating income decreased $53,100, or 34.9%, to $99,100 for the first quarter ended March 31, 1998 compared to non-operating income of $152,200 for the first quarter ended March 31, 1997. The decrease in non-operating income is primarily the result of a $71,000, or 41.7% decrease in interest income primarily due to lower cash balances for the first quarter of 1998 compared to the first quarter of 1997. Included in non-operating income for the first quarter of 1997 is a gain recognized from the conversion of the convertible note receivable from Endogen, Inc. and subsequent sale of the stock received.

Liquidity and Capital Resources

         The Company ended the first quarter of 1998 with cash and cash equivalents of $8,181,900 compared to $6,436,300 at December 31, 1997. Net cash used in operations decreased 10.7% to $1,861,900 for the first quarter of 1998 compared to $2,084,800 for the first quarter of 1997. For the first quarter of 1998, net cash used in operations was offset by net proceeds of $3,699,900 from the private placement of 2,043,000 shares of common stock. For the first quarter of 1997, net cash used in operations was partially offset by $1,829,000 received from the conversion and subsequent sale of the convertible note receivable from Endogen, Inc.

         In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the private placement totaled approximately $3,699,900. The Company believes that its current cash and cash equivalents, which includes the private placement proceeds, together with cash flows from existing SBIR grants and collaborations, and interest income on invested funds will be sufficient to meet working capital requirements and fund operations into 1999. The working capital requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs, preclinical and clinical studies, and the timing and scope of collaborative arrangements.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         No material changes since the Company's annual report of Form 10-K for the year ended December 31, 1997.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         On May 12, 1998, the Company entered into a definitive merger agreement whereby it will acquire Virus Research Institute, Inc. (VRI). Under the terms of the merger agreement, which is subject to shareholder and regulatory approval, the Company will issue 1.55 shares of its common stock and 0.2 warrants for each share of VRI common stock. Each warrant represents the right to purchase one share of the Company's common stock for $6.00 per share and will expire five years from the closing date. The number of shares of common stock outstanding on May 12, 1998 was 28,531,285 and 9,039,355 for T Cell Sciences and VRI, respectively.


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


                                               T CELL SCIENCES, INC.


                                              BY:        /s/ Norman W. Gorin
                                                 ---------------------------
                                                             Norman W. Gorin
                                                     Vice President, Finance
                                                 and Chief Financial Officer

Dated: May 14, 1998