Form 10-Q
period 1998-06-30
T CELL SCIENCES INC
filed 1998-08-14
CIK 744218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998

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

              119 Fourth Avenue, Needham, Massachusetts 02494-2725
               (Address of principal executive offices) (Zip code)

                                 (781) 433-0771
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---


                                                               Outstanding as of
                                  Class                          August 10, 1998
                                  -----                          ---------------
                       Common Stock, par value $.001                  28,466,280

                              T CELL SCIENCES, INC.
                                Table of Contents
                                  June 30, 1998

                                                                                       Page
                                                                                       ----
Part I -- Financial Information
-------------------------------

Condensed Consolidated Balance Sheet at June 30, 1998 and December 31, 1997............  3

Condensed Consolidated Statement of Operations for the Quarters Ended
    June 30, 1998 and 1997.............................................................  4

Condensed Consolidated Statement of Operations for the Six Months Ended
    June 30, 1998 and 1997.............................................................  5

Condensed Consolidated Statement of Cash Flows for the Six Months Ended
    June 30, 1998 and 1997.............................................................  6

Notes to Condensed Consolidated Financial Statements...................................  7

Management's Discussion and Analysis of Financial Condition and Results of
    Operations.........................................................................  9


Part II -- Other Information
----------------------------

Item 1.  Legal Proceedings............................................................. 12

Item 2.  Changes in Securities......................................................... 12

Item 3.  Defaults Upon Senior Securities............................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders........................... 12

Item 5.  Other Information............................................................. 12

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits.................................................................. 12
         B.  Reports on Form 8-K....................................................... 12

Signatures............................................................................. 13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 1998 and December 31, 1997

                                                                  June 30,            December 31,
                                                                    1998                  1997
=======================================================================================================
                                                                                        (audited)
ASSETS
Current Assets:
     Cash and Cash Equivalents                                  $  5,217,400          $  6,436,300
     Current Portion Restricted Cash                                 750,000               750,000
     Accounts Receivable                                               6,400                22,900
     Inventories                                                         100                15,000
     Prepaid Expenses and Other                                      690,100               165,400
-------------------------------------------------------------------------------------------------------

         Total Current Assets                                      6,664,000             7,389,600
-------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                          341,900               364,500
Restricted Cash                                                    1,195,000               525,000
Other Noncurrent Assets                                            1,635,400             1,547,500
-------------------------------------------------------------------------------------------------------

              Total Assets                                      $  9,836,300          $  9,826,600
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                           $    296,500          $    201,200
     Accrued Expenses                                                644,300             1,059,900
     Deferred Revenue                                                250,000               750,000
     Short-Term Note Payable                                         750,000               750,000
-------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                 1,940,800             2,761,100
-------------------------------------------------------------------------------------------------------

Long-Term Note Payable                                               750,000               750,000
-------------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                    28,500                26,500
     Additional Paid-in Capital                                   80,100,900            76,561,400
     Less: Common Treasury Shares at Cost                            (31,300)              (35,800)
     Accumulated Deficit                                         (72,952,600)          (70,236,600)
-------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                7,145,500             6,315,500
-------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholders' Equity        $  9,836,300          $  9,826,600
=======================================================================================================


See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarters Ended June 30, 1998 and 1997

                                                     June 30,              June 30,
                                                       1998                  1997
=========================================================================================
OPERATING REVENUE:

Product Development and Licensing Agreements       $   302,300           $   693,300
Product Sales                                            7,600                    --
-----------------------------------------------------------------------------------------

     Total Operating Revenue                           309,900               693,300
-----------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                    4,800                    --
Research and Development                             1,151,000             1,483,000
General and Administrative                             747,100             1,024,600
Marketing and Sales                                      4,000                30,100
-----------------------------------------------------------------------------------------

     Total Operating Expenses                        1,906,900             2,537,700
-----------------------------------------------------------------------------------------

Operating Loss                                      (1,597,000)           (1,844,400)

Non-Operating Income, Net                              296,500               163,600
-----------------------------------------------------------------------------------------

Net Loss                                           $(1,300,500)          $(1,680,800)
=========================================================================================

Net Loss Per Common Share                                (0.05)                (0.07)
=========================================================================================

Weighted Average Common Shares Outstanding          28,494,300            24,948,400
=========================================================================================


See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 1998 and 1997

                                                     June 30,              June 30,
                                                       1998                  1997
==========================================================================================
OPERATING REVENUE:

Product Development and Licensing Agreements        $   635,900           $   755,400
Product Sales                                            35,000                 1,300
------------------------------------------------------------------------------------------

     Total Operating Revenue                            670,900               756,700
------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                    17,900                   400
Research and Development                              2,259,800             2,818,900
General and Administrative                            1,482,800             1,798,700
Marketing and Sales                                      22,000                70,900
------------------------------------------------------------------------------------------

     Total Operating Expenses                         3,782,500             4,688,900
------------------------------------------------------------------------------------------

Operating Loss                                       (3,111,600)           (3,932,200)

Non-Operating Income, Net                               395,600               315,800
------------------------------------------------------------------------------------------

Net Loss                                            $(2,716,000)          $(3,616,400)
==========================================================================================

Net Loss Per Common Share                           $     (0.10)          $     (0.14)
==========================================================================================

Weighted Average Common Shares Outstanding           27,638,900            24,948,400
==========================================================================================


See accompanying notes to condensed consolidated financial statements

T CELL SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 1998 and 1997

                                                                June 30,              June 30,
                                                                  1998                  1997
=====================================================================================================
Cash Flows from Operating Activities:
     Net Loss                                                 $(2,716,000)          $(3,616,400)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                            177,300               186,900
         Write-off of Capitalized Patent Costs                     12,300                51,100
         Gain on Sale of Equipment                                (20,000)                   --
         Returned Stock                                          (165,600)                   --
     Net Change in Current Assets and Current Liabilities      (1,313,600)             (231,700)
-----------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                          (4,025,600)           (3,610,100)
-----------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Acquisition of Property and Equipment                        (74,500)              (57,100)
     Proceeds from the Sale of Equipment                           23,000                    --
     Other Noncurrent Assets                                     (183,400)              (58,500)
     (Increase) Decrease in Long-Term Restricted Cash            (670,000)                   --
     Sale of Investment in Common Stock of Endogen, Inc.               --             1,802,700
-----------------------------------------------------------------------------------------------------

Net Cash Provided (Used) by Investing Activities                 (904,900)            1,687,100
-----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from the Exercise of Stock Options                    9,700                    --
     Proceeds from the Issuance of Common Stock                 3,699,900                    --
     Proceeds from Sale of Stock                                    2,000                 2,500
-----------------------------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities                  3,711,600                 2,500
-----------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents               (1,218,900)           (1,920,500)

Cash and Cash Equivalents at Beginning of Period                6,436,300            12,591,800
-----------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                    $ 5,217,400           $10,671,300
=====================================================================================================


See accompanying notes to condensed consolidated financial statements

                              T CELL SCIENCES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


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


(2)     Interim Financial Statements
        ----------------------------

        The accompanying condensed consolidated financial statements for the three and six months ended June 30, 1998 and 1997 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 1998 and December 31, 1997, the results of operations for the quarters and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of results for any future interim period or for the full year.

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


(3)      Issuance of Common Stock
         ------------------------

        In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the common stock issuance totaled approximately $3,699,900. The Company believes that its current cash and cash equivalents, which includes the private placement proceeds, together with cash flows from existing SBIR grants and collaborations and interest income on invested funds, will be sufficient to meet working capital requirements and fund operations into 1999. The working capital requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs, preclinical and clinical studies, and the timing and scope of collaborative arrangements.

(4)     Statement of Financial Accounting Standards Nos. 130, 131 and 133
        -----------------------------------------------------------------

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

(5)     Recent Developments

        On May 12, 1998, the Company announced that it had signed a definitive agreement to acquire Virus Research Institute, Inc. ("VRI"). Under the terms of the merger agreement, which is subject to shareholder and regulatory approval, the Company will issue 1.55 shares of its common stock and 0.20 warrants for each share of VRI common stock. Each warrant represents the right to purchase one share of the Company's common stock for $6.00 per share and will expire five years from the closing date. It is anticipated that a significant portion of the purchase price will be written off as in-process technology.

        VRI is engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics and improved and novel vaccines for adults and children. VRI is developing a portfolio of proprietary vaccine and immunotherapeutic delivery systems designed to improve the efficacy, lower cost of administration and improve patient compliance for a variety of vaccine and immunotherapeutic products.

        Consummation of the merger is subject to the fulfillment of certain conditions, including approval of the merger by VRI's stockholders, approval of the issuance of the Company's common stock and the Company's warrants by its stockholders and listing of the shares of the Company's common stock issuable in connection with the merger or upon exercise of the Company's warrants on the Nasdaq National Market. It is expected that the consummation of the merger will occur as soon as practicable after the satisfaction of all such conditions. The Company has filed a Registration Statement on Form S-4 covering the shares of the Company's common stock to be issued in connection with the merger.

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in the following, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts are forward-looking statements as the term is defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) the Company's ability to obtain substantial additional funding; (iii) the Company's ability to obtain required governmental approvals; (iv) the Company's ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) the Company's ability to develop and commercialize its products before its competitors.


Item 2.  Management's Discussion And Analysis Of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

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


                              Results of Operations

        Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997 -- The Company reported a net loss of $1,300,500, or $.05 per share, for the second quarter ended June 30, 1998, a decrease of $380,300, or 22.6%, compared to a net loss of $1,680,800, or $.07 per share, for the second quarter ended June 30, 1997. The net operating loss for the second quarter of $1,597,000 decreased $247,400, or 13.4%, compared to net operating loss of $1,844,400 for the same period last year.

        Operating revenue of $309,900 for the second quarter of 1998 decreased $383,400, or 55.3% compared to $693,300 for the second quarter of 1997. Product development and licensing agreements revenue of $302,300 decreased $391,000 or 56.4% for the second quarter of 1998 compared to $693,300 for the same period last year. The decrease is primarily due to milestone payments of $650,000 received under the Company's agreement with Astra AB in the second quarter of 1997 compared to $250,000 recognized in the second quarter of 1998 from a nonrefundable option fee associated with the Company's agreement with Novartis Pharma AG which is being recognized over the option term. Product sales were $7,600 for the quarter ended June 30, 1998 compared to no sales in 1997.

         Operating expense decreased $630,800, or 24.9%, to $1,906,900 for the quarter ended June 30, 1998 compared to $2,537,700 for the quarter ended June 30, 1997. The decrease in operating expense is due to a $332,000 decrease in research and development expense combined with a $277,500 decrease in general and administrative expense for the quarter compared to the same period last year. For the second quarter of 1998 research and development expense decreased 22.4% to $1,151,000 compared to $1,483,000 for the second quarter of 1997 primarily due to costs associated with ongoing clinical trials in 1997 compared to no clinical trial costs in 1998 combined with a decrease in research and development payroll and benefits costs in 1998 compared to 1997. General and administrative expense decreased 27.1% to $747,100 for the second quarter of 1998 compared to $1,024,600 for the second quarter of 1997 primarily due to legal costs in 1997 associated with the ongoing litigation which was settled in November 1997 and consulting fees incurred in the second quarter of 1997 related to business development.

        Non operating income increased $132,900, or 81.2%, to $296,500 for the second quarter of 1998 compared to $163,600. Interest income decreased $32,700, or 20.0%, to $130,900 for the quarter ended June 30, 1998 compared to $163,600 for the same period last year. The decrease in interest income is primarily due to lower cash balances for the second quarter of 1998 compared to the second quarter of 1997. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with the settlement with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included in non operating income in the second quarter of 1998.

        Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997 -- The Company reported a net loss of $2,716,000, or $.10 per share, for the six months ended June 30, 1998, a decrease of $900,400, or 24.9%, compared to a net loss of $3,616,400, or $.14 per share, for the six months ended June 30, 1997. The net operating loss for 1998 of $3,111,600 decreased $820,600, or 20.9%, compared to net operating loss of $3,932,200 for the same period last year.

        Operating revenue of $670,900 for the period ended June 30, 1998 decreased $85,800, or 11.3%, compared to $756,700 for the period ended June 30, 1997. Product development and licensing agreements revenue of $635,900 decreased $119,500 or 15.8% for the first six months of 1998 compared to $755,400 for the same period last year. The decrease is primarily due to milestone payments of $650,000 received under the Company's agreement with Astra AB in 1997 compared to $500,000 recognized in 1998 from a nonrefundable option fee associated with the Company's agreement with Novartis Pharma AG which is being recognized over the option term. Product sales increased $33,700 to $35,000 for the six months ended June 30, 1998 compared to $1,300 for the same period last year.

        Operating expense decreased $906,400, or 19.3%, to $3,782,500 for the six months ended June 30, 1998 compared to $4,688,900 for the six months ended June 30, 1997. The decrease in operating expense is due to a $559,100 decrease in research and development expense combined with a $315,900 decrease in general and administrative expense for the first six months of 1998 compared to the same period last year. For the first six months of 1998 research and development expense decreased 19.8% to $2,259,800 compared to $2,818,900 for the first six months of 1997 primarily due to costs associated with ongoing clinical trials in 1997 compared to no clinical trial costs in 1998 combined with a decrease in research and development payroll and benefits costs in 1998 compared to 1997. General and administrative expense decreased 17.6% to $1,482,800 for the six months ended June 30, 1998 compared to $1,798,700 for same period last year primarily due to legal costs in 1997 associated with the ongoing litigation which was settled in November 1997 and consulting fees incurred in the second quarter of 1997 related to business development.

        Non operating income increased $79,800, or 25.3%, to $395,600 for the six months ended June 30, 1998 compared to $315,800 for the same period last year. Interest income decreased $123,700, or 37.1%, to $210,000 for the six months ended June 30, 1998 compared to $333,700 for the same period last year. The decrease in interest income is primarily due to lower cash balances in 1998 compared to 1997. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with the settlement with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included in non operating income in 1998.

                         Liquidity and Capital Resources

        The Company has $5,217,400 in cash and cash equivalents at June 30, 1998. In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the private placement totaled approximately $3,699,900. The Company believes that its current cash and cash equivalents, net of restricted amounts, together with cash flows from existing SBIR grants and collaborations, and interest income on invested funds will be sufficient to meet working capital requirements and fund operations into 1999. The working capital requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs, preclinical and clinical studies, and the timing and scope of collaborative arrangements. During 1998, the Company expects to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

        On May 12, 1998, the Company announced that it had signed a definitive agreement to acquire Virus Research Institute, Inc. ("VRI"). Under the terms of the merger agreement, which is subject to shareholder and regulatory approval, the Company will issue 1.55 shares of its common stock and 0.20 warrants for each share of VRI common stock. Each warrant represents the right to purchase one share of the Company's common stock for $6.00 per share and will expire five years from the closing date. It is anticipated that a significant portion of the purchase price will be written off as in-process technology.

        VRI is engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics and improved and novel vaccines for adults and children. VRI is developing a portfolio of proprietary vaccine and immunotherapeutic delivery systems designed to improve the efficacy, lower cost of administration and improve patient compliance for a variety of vaccine and immunotherapeutic products.

        Consummation of the merger is subject to the fulfillment of certain conditions, including approval of the merger by VRI's stockholders, approval of the issuance of the Company's common stock and the Company's warrants by its stockholders and listing of the shares of the Company's common stock issuable in connection with the merger or upon exercise of the Company's warrants on the Nasdaq National Market. It is expected that the consummation of the merger will occur as soon as practicable after the satisfaction of all such conditions. The Company has filed a Registration Statement on Form S-4 covering the shares of the Company's common stock to be issued in connection with the merger.

                                    Year 2000

The "Year 2000" issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate data or cause a system to fail, resulting in business interruption. The Company is currently developing a plan to provide assurances that its computer systems are Year 2000 compliant. Given the relatively small size of the Company's internal systems and the relatively new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. Further, management believes at present that the costs associated with modifications to become Year 2000 compliant will be immaterial to the Company's continued internal operations.

        The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's research and development partners, suppliers and vendors. There can be no assurance that the systems of other companies on which the Company's system rely will be timely converted, or that a failure by another company's system to be Year 2000 compliant would not have a material adverse affect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        There were no material changes since the Company's annual report of Form 10-K for the year ended December 31, 1997.


Item 2. Changes in Securities
        ---------------------

        None


Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submissions of Matters to a Vote of Security Holders
        ----------------------------------------------------

        On May 12, 1998, the Company held its Annual Meeting of Stockholders at which the voters elected five directors to its Board of Directors.

        At the Company's Annual Meeting of Stockholders, the following were elected to the Board of Directors:

                                                   Number of Shares/Votes
                                         --------------------------------------------
                                               For              Authority Withheld
                                         -----------------    -----------------------
     Una S. Ryan                             20,216,454                109,670
     Patrick C. Kung                         20,216,454                109,670
     Thomas R. Ostermueller                  20,215,204                110,920
     Harry H. Penner, Jr.                    20,215,204                110,920
     Ronald M. Urvater                       20,215,454                110,670

        The number of shares issued, outstanding and eligible to vote as of the record date of March 20, 1998 were 28,477,000. A quorum was present with 20,326,124 shares represented by 206 proxies or 71.377% of the eligible voting shares tabulated.


Item 5. Other Information
        -----------------

        None.




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


Dated: August 14, 1998