Form 10-Q
period 1998-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 1998-11-17
CIK 744218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-15006

                         AVANT IMMUNOTHERAPEUTICS, INC.
                          (f/k/a T Cell Sciences, Inc.)
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
                                      ---   ---

                                                               Outstanding as of
                                 Class                         November 10, 1998
                                 -----                         -----------------
                       Common Stock, par value $.001               42,507,269

                         AVANT IMMUNOTHERAPEUTICS, INC.
                                Table of Contents
                               September 30, 1998


                                                                                                      Page
                                                                                                      ----
Part I -- Financial Information
-------------------------------

Condensed Consolidated Balance Sheet at September 30, 1998 and December 31, 1997........................3

Condensed Consolidated Statement of Operations for the Quarters Ended
         September 30, 1998 and 1997....................................................................4

Condensed Consolidated Statement of Operations for the Nine months Ended
         September 30, 1998 and 1997....................................................................5

Condensed Consolidated Statement of Cash Flows for the Nine months Ended
         September 30, 1998 and 1997....................................................................6

Notes to Condensed Consolidated Financial Statements....................................................7

Management's Discussion and Analysis of Financial Condition and Results of
  Operations...........................................................................................10


Part II -- Other Information
----------------------------

Item 1.  Legal Proceedings.............................................................................13

Item 2.  Changes in Securities.........................................................................13

Item 3.  Defaults Upon Senior Securities...............................................................13

Item 4.  Submission of Matters to a Vote of Security Holders...........................................13

Item 5.  Other Information.............................................................................13

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits..................................................................................13
         B.  Reports on Form 8-K.......................................................................14

Signatures.............................................................................................15


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 1998 and December 31, 1997



                                                          September 30,                       December 31,
                                                              1998                                1997
===============================================================================================================
ASSETS                                                                                         (audited)
Current Assets:
     Cash and Cash Equivalents                           $  7,150,500                         $  6,436,300
     Marketable Securities                                  7,865,300                                   --
     Current Portion Restricted Cash                          750,000                              750,000
     Accounts Receivable                                       10,600                               22,900
     Inventories                                                9,200                               15,000
     Prepaid Expenses and Other                               532,200                              165,400
---------------------------------------------------------------------------------------------------------------

         Total Current Assets                              16,317,800                            7,389,600
---------------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                 1,066,000                              364,500
Restricted Cash                                             1,195,000                              525,000
Goodwill                                                    3,985,000                                   --
Other Noncurrent Assets                                     2,582,700                            1,547,500
---------------------------------------------------------------------------------------------------------------

              Total Assets                                $25,146,500                         $  9,826,600
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                       $ 225,200                         $    201,200
     Accrued Expenses                                       1,780,000                            1,059,900
     Deferred Revenue                                              --                              750,000
     Short-Term Note Payable                                  750,000                              750,000
---------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                          2,755,200                            2,761,100
---------------------------------------------------------------------------------------------------------------

Long-Term Note Payable                                        750,000                              750,000
Other Long-Term Liabilities                                   588,600                                   --

Stockholders' Equity:
     Common Stock, $.001 Par Value                             42,500                               26,500
     Additional Paid-in Capital                           140,744,600                           76,561,400
     Less: Common Treasury Shares at Cost                     (13,700)                             (35,800)
     Accumulated Deficit                                 (119,720,700)                         (70,236,600)
---------------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                        21,052,700                            6,315,500
---------------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholders' Equity  $25,146,500                         $  9,826,600
===============================================================================================================



See accompanying notes to condensed consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarters Ended September 30, 1998 and 1997


                                                          September 30,                      September 30,
                                                              1998                                1997
===============================================================================================================
OPERATING REVENUE:
Product Development and Licensing Agreements             $    401,800                          $    48,500
Product Sales                                                   9,500                               34,900
---------------------------------------------------------------------------------------------------------------
     Total Operating Revenue                                  411,300                               83,400
---------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:

Cost of Product Sales                                           2,600                               16,800
Research and Development                                    1,810,400                            1,269,700
Charge for Purchased In-Process Research and               44,630,000                                   --
Development
General and Administrative                                    880,400                              855,000
---------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                              47,323,400                            2,141,500
---------------------------------------------------------------------------------------------------------------
Operating Loss                                            (46,912,100)                          (2,058,100)

Non-Operating Income (Expense), Net                           144,000                           (5,972,100)
---------------------------------------------------------------------------------------------------------------
Net Loss                                                 $(46,768,100)                         $(8,030,200)
===============================================================================================================
Net Loss Per Common Share                                      $(1.35)                         $     (0.32)
===============================================================================================================
Weighted Average Common Shares Outstanding                 34,722,000                           24,955,700
===============================================================================================================



See accompanying notes to condensed consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine months Ended September 30, 1998 and 1997



                                                          September 30,           September 30,
                                                              1998                     1997
====================================================================================================
OPERATING REVENUE:

Product Development and Licensing Agreements             $  1,037,700              $    803,900
Product Sales                                                  44,500                    36,200
----------------------------------------------------------------------------------------------------

     Total Operating Revenue                                1,082,200                   840,100
----------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Cost of Product Sales                                          20,500                    17,200
Research and Development                                    4,070,200                 4,088,600
Charge for Purchased In-Process Research and
  Development                                              44,630,000                        --
General and Administrative                                  2,385,200                 2,724,600
----------------------------------------------------------------------------------------------------

     Total Operating Expenses                              51,105,900                 6,830,400
----------------------------------------------------------------------------------------------------

Operating Loss                                            (50,023,700)               (5,990,300)

Non-Operating Income (Expense), Net                           539,600                (5,656,300)
----------------------------------------------------------------------------------------------------

Net Loss                                                 $(49,484,100)             $(11,646,600)
====================================================================================================

Net Loss Per Common Share                                      $(1.65)             $      (0.47)
====================================================================================================

Weighted Average Common Shares Outstanding                 30,025,900                24,950,800
====================================================================================================



See accompanying notes to condensed consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine months Ended September 30, 1998 and 1997



                                                          September 30,                      September 30,
                                                              1998                                1997
===============================================================================================================
Cash Flows from Operating Activities:
     Net Loss                                           $(49,484,100)                        $(11,646,600)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                       428,800                              272,300
         Write-off of Capitalized Patent Costs                12,300                               51,100
         Gain on Sale of Equipment                           (20,000)                                  --
         Returned Stock                                     (165,600)                                  --
     Settlement of Litigation with Former Landlord                --                            6,109,200
     Charge for Purchased In-Process Research and
         Development                                      44,630,000                                   --
     Net Change in Current Assets and Current
      Liabilities                                         (3,223,600)                            (409,600)
---------------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                     (7,822,200)                          (5,623,600)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Acquisition of Property and Equipment                  (149,200)                             (70,300)
     Proceeds from the Sale of Equipment                      23,000                                   --
     Redemption of Marketable Securities                   1,500,700                                   --
     Other Noncurrent Assets                                (281,100)                            (175,100)
     Increase in Long-Term Restricted Cash                  (670,000)                                  --
     Net of Cash Received from Purchase of Virus
       Research Institute, Inc.                            4,391,500                                   --
     Sale of Investment in Common Stock of
       Endogen, Inc.                                              --                            1,802,700
---------------------------------------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                  4,814,900                            1,557,300
---------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from the Exercise of Stock Options              10,300                                   --
     Proceeds from the Issuance of Common Stock            3,699,900                                   --
     Proceeds from Sale of Stock                              11,300                               12,500
---------------------------------------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities             3,721,500                               12,500
---------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents             714,200                           (4,053,800)

Cash and Cash Equivalents at Beginning of Period           6,436,300                           12,591,800
---------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period               $ 7,150,500                         $  8,538,000
===============================================================================================================

Supplemental Cash Flow Information
Non-cash Investing Activities:
  Securities Issued for Acquisition
    of Virus Research Institute, Inc. (See Note 3)       $60,665,500                                   --



See accompanying notes to condensed consolidated financial statements

                         AVANT IMMUNOTHERAPEUTICS, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998



(1)      Nature of Business

         AVANT Immunotherapeutics, Inc. ("AVANT" or the "Company") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. The Company's lead therapeutic program is focused on compounds that inhibit the inappropriate activity of the complement cascade which is a vital part of the body's immune defense system. The Company is also engaged in the development of Therapore(TM), a novel system for the delivery of immunotherapeutics for chronic viral infections and certain cancers. The Company and its collaborators are developing vaccines using the proprietary adjuvants, Adjumer(TM) and Micromer(TM), for the prevention of influenza, Lyme disease, and respiratory syncytial virus (RSV). In a further collaboration, the Company is developing an oral human rotavirus vaccine, and is developing its own proprietary vaccine for the management of atherosclerosis.

         The condensed consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiaries, Virus Research Institute, Inc. ("VRI"), from the date of purchase (see Note 3), and T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2)      Interim Financial Statements

         The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at September 30, 1998 and December 31, 1997, the results of operations for the quarters and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of results for any future interim period or for the full year.

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

(3)      Acquisition of Virus Research Institute, Inc.

         On August 21, 1998, the Company acquired all of the outstanding capital stock of VRI, a company engaged in the discovery and development of (i) systems for the delivery of vaccines and immunotherapeutics and (ii) novel vaccines. The Company issued approximately 14,036,400 shares of AVANT common stock and warrants to purchase approximately 1,811,200 shares of AVANT common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares of AVANT's common stock and .20 of an AVANT warrant for one share of VRI common stock. The purchase price of $63,286,100 consisted of (i) the issuance of 14,036,400 shares of AVANT common stock valued at $51,686,700 and 1,811,200 AVANT warrants valued at $4,980,700 for all outstanding VRI capital stock, (ii) the issuance of AVANT warrants valued at $387,700 in exchange for all of the outstanding VRI warrants, (iii) the issuance of options to purchase AVANT common stock valued at $3,610,400 for all of the outstanding options to purchase VRI common stock assumed by the Company, and (iv) severance and transaction costs totaling $2,620,600.

         The allocation of the purchase price was determined as follows:


                  Net tangible assets acquired              $ 14,538,100
                  Intangible assets acquired:
                       Work force                                470,000
                       Collaborative relationships             1,090,000
                       Goodwill                                2,558,000
                  In-process technology                       44,630,000
                                                              ----------
                  Total                                     $ 63,286,100
                                                              ==========

         The acquisition has been accounted for as a purchase, and accordingly, the original purchase price was allocated to acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The purchase price has been allocated to assets acquired and to in-process research and development which has been charged as an expense in the AVANT consolidated financial statements for the three and nine months ended September 30, 1998. Intangibles arising from the acquisition are being amortized on a straight line basis over 36 months and 60 months. The operating results of VRI from August 22, 1998 to September 30, 1998 have been included in the Company's consolidated results of operations.

         The following unaudited pro forma financial summary is presented as if the operations of the Company and VRI were combined as of January 1, 1998 and 1997, respectively. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $44,630,000, are not reflected in the following pro forma financial summary.


                                                             Nine Months Ended
                                                               September 30,
                                                  -----------------------------------------
                                                       1998                      1997
                                                  -------------              --------------

         Operating Revenue                        $   1,138,300              $   2,617,300
         Net Loss                                 $ (11,121,010)             $ (18,305,600)
         Basic and diluted net loss per share     $       (0.27)             $       (0.47)



(4)      Issuance of Common Stock

        In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the common stock issuance totaled approximately $3,699,900. The Company believes that its current cash, cash equivalents and marketable securities, which includes the private placement proceeds, together with cash flows from existing SBIR grants and collaborations and interest income on invested funds, will be sufficient to meet working capital requirements and fund operations into 2000. The working capital requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs, preclinical and clinical studies, and the timing and scope of collaborative arrangements.

(5)      Statement of Financial Accounting Standards Nos. 130, 131 and 133

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The following, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements which reflect AVANT's current views with respect to future events and financial performance. The words "believe,' "expect,' "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. These factors include, but are not limited to: (1) the ability to successfully complete development and commercialization of products, including the scope and results of preclinical and clinical testing; (2) the ability to successfully complete product research and further development including animal, pre-clinical and clinical studies; (3) changes in existing and potential relationships with corporate collaborators; (4) the time, cost and uncertainty of obtaining regulatory approvals; (5) the ability to obtain substantial additional funding;
(6) the ability to develop and commercialize products before competitors; and
(7) other factors detailed from time to time in filings with the Securities and Exchange Commission.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
         ----------------------------------------------------------------

                                    Overview

         AVANT Immunotherapeutics, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. The Company's lead therapeutic program is focused on compounds that inhibit the inappropriate activity of the complement cascade which is a vital part of the body's immune defense system. The Company is also engaged in the development of Therapore(TM), a novel system for the delivery of immunotherapeutics for chronic viral infections and certain cancers. The Company and its collaborators are developing vaccines using the proprietary adjuvants, Adjumer(TM) and Micromer(TM), for the prevention of influenza, Lyme disease, and respiratory syncytial virus (RSV). In a further collaboration, the Company is developing an oral human rotavirus vaccine, and is developing its own proprietary vaccine for the management of atherosclerosis.


                              Results of Operations

         Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997 -- The Company reported a net loss of $46,768,100, or $1.35 per share, for the third quarter ended September 30, 1998, compared to a net loss of $8,030,200, or $.32 per share, for the third quarter ended September 30, 1997. The net operating loss for the third quarter of 1998, which included a charge of $44,630,000 for in-process research and development related to the acquisition of Virus Research Institute, Inc. ("VRI"), was $46,912,100. Excluding the in-process and development charge, the net operating loss for the third quarter of 1998 would have been $2,282,100, an increase of $224,000, or 10.9%, compared to net operating loss of $2,058,100 for the same period last year.

         Operating revenue of $411,300 for the third quarter of 1998 increased $327,900, or 393.2% compared to $83,400 for the third quarter of 1997. Product development and licensing agreements revenue of $401,800 increased $353,300 or 728.5% for the third quarter of 1998 compared to $48,500 for the same period last year. The increase is primarily due to $250,000 recognized in the third quarter of 1998 from a nonrefundable option fee associated with the Company's agreement with Novartis Pharma AG which is being recognized over the option term combined with $151,800 received in connection with the Company's Small Business Innovation Research ("SBIR") grants during the third quarter of 1998. Revenue during the third quarter of 1997 consisted of $48,500 received in connection with the Company's SBIR grants. Product sales were $9,500 for the quarter ended September 30, 1998 compared to product sales of $34,900 for the quarter ended September 30, 1997.

         Operating expense of $47,323,400 for the third quarter of 1998 included a charge of $44,630,000 for in-process research and development related to the acquisition of VRI. Excluding the in-process research and development charge, operating expense for the third quarter of 1998 increased $551,900, or 25.8%, to $2,693,400 for the quarter ended September 30, 1998 compared to $2,141,500 for the quarter ended September 30, 1997. The increase in operating expense is primarily due to a $540,700 increase in research and development expense combined with a $25,400 increase in general and administrative expense for the quarter compared to the same period last year. For the third quarter of 1998 research and development expense increased 42.6% to $1,810,400 compared to $1,269,700 for the third quarter of 1997 primarily due to the acquisition of VRI on August 21, 1998. This was partially offset by costs associated with ongoing clinical trials in 1997 compared to no clinical trial costs in 1998. General and administrative expense increased 3.0% to $880,400 for the third quarter of 1998 compared to $855,000 for the third quarter of 1997 primarily due to the acquisition of VRI. This was partially offset by legal costs in 1997 associated with the ongoing litigation which was settled in November 1997.

         Non-operating income for the third quarter of 1998 was $144,000 compared to non-operating expense for the third quarter of 1997 of $5,972,100. Excluding a charge of $6,109,200 relating to the settlement of the Company's then outstanding litigation in the third quarter of 1997, non-operating income increased $6,900, or 5.0%, to $144,000 for the third quarter of 1998 compared to $137,100 for the third quarter of 1997. The increase is primarily due to an increase in interest income in the third quarter of 1998 compared to 1997 primarily due to higher cash balances due to proceeds from the private placement in March 1998 combined with the acquisition of VRI on August 21, 1998.

         Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997 -- The Company reported a net loss of $49,484,100, or $1.65 per share, for the nine months ended September 30, 1998, compared to a net loss of $11,646,600, or $.47 per share, for the nine months ended September 30, 1997. The net operating loss for the nine months ended September 30, 1998, which included a charge of $44,630,000 for in-process research and development related to the acquisitions of VRI, was $50,023,700. Excluding the in-process and development charge, the net operating loss for the nine months of 1998 would have been $5,393,700, a decrease of $596,600, or 10.0%, compared to net operating loss of $5,990,300 for the same period last year.

         Operating revenue of $1,082,200 for the nine months ended September 30, 1998 increased $242,100, or 28.8%, compared to $840,100 for the period ended September 30, 1997. Product development and licensing agreements revenue of $1,037,700 increased $233,800 or 29.1% for the first nine months of 1998 compared to $803,900 for the same period last year. The increase is primarily due to $750,000 recognized in 1998 from a nonrefundable option fee associated with the Company's agreement with Novartis Pharma AG which is being recognized over the option term combined with $287,700 received in connection with the Company's SBIR grants. Revenue in 1997 consisted of milestone payments totaling $650,000 received under the Company's agreement with Astra AB combined with $153,900 received in connection with the Company's SBIR grants. Product sales increased $8,300, or 22.9%, to $44,500 for the nine months ended September 30, 1998 compared to $36,200 for the same period last year.

         Operating expense of $51,105,900 for the nine months ended September 30, 1998 included a charge of $44,630,000 for in-process research and development related to the acquisition of VRI. Excluding the in-process research and development charge, operating expense decreased $354,500, or 5.2%, to $6,475,900 for the nine months ended September 30, 1998 compared to $6,830,400 for the nine months ended September 30, 1997. Research and development expense was $4,070,200 for 1998 compared to $4,088,600 for 1997. The decrease in operating expense is primarily due to a decrease in general and administrative expense of $339,400, or 12.5%, to $2,385,200 for the first nine months of 1998 compared to $2,724,600 for the same period last year. The decrease in general and administrative expense is primarily due to legal costs incurred 1997 associated with the ongoing litigation which was settled in November 1997 and consulting fees incurred in the second quarter of 1997 related to business development.

         Non-operating income for the nine months ended September 30, 1998 was $539,600 compared to non-operating expense for the nine months ended September 30, 1997 of $5,656,300. Excluding a charge of $6,109,200 relating to the settlement of the Company's then outstanding litigation in the third quarter of 1997, non-operating income increased $86,700, or 19.1%, to $539,600 for 1998 compared to $452,900 for

1997. Interest income decreased $115,300, or 24.5%, to $355,400 for the nine months ended September 30, 1998 compared to $470,700 for the same period last year. The decrease in interest income is primarily due to lower cash balances in 1998 compared to 1997. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with a settlement agreement with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included in non-operating income in 1998.

                         Liquidity and Capital Resources

         At September 30, 1998 the Company's cash, cash equivalents and marketable securities totaled $15,015,800 compared to $6,436,300 at December 31 1997. The increase is primarily due to cash, cash equivalents and marketable securities of VRI totaling $13,757,500 acquired on August 21, 1998 combined with net proceeds of $3,699,900 from the private placement of 2,043,000 shares of the Company's common stock in March 1998. The increase was partially offset by cash used in operating activities, which excludes the $44,630,000 non-cash charge for purchased in-process research and development.

         The Company believes that its current cash, cash equivalents, and marketable securities, net of restricted amounts, together with cash flows from existing SBIR grants and collaborations, and interest income on invested funds will be sufficient to meet working capital requirements and fund operations into 2000. The working capital requirements will depend on several factors including, but not limited to, the progress and costs associated with research and development programs, preclinical and clinical studies, and the timing and scope of collaborative arrangements. Because of expected, long-term cash requirements, the Company anticipates that it will need to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

         THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND DISCLOSURE ACT.

                                    Year 2000

         This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Year 2000 compliance, and the eventual effects of the Year 2000 on the Company may be materially different than currently projected. This may be due to, among other things, delays in the implementation of the Company's Year 2000 Plan and the failure of key third parties with whom the Company has a significant business relationship to achieve Year 2000 compliance.

         The "Year 2000" issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate data or cause a system to fail, resulting in business interruption. The Company is currently developing a plan to provide assurances that its computer systems are Year 2000 compliant. Given the relatively small size of the Company's internal systems and the relatively new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant, and expects full compliance by the end of 1999. Further, management believes at present that the costs associated with modifications to become Year 2000 compliant will be immaterial to the Company's continued internal operations.

         The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's research and development partners, suppliers and vendors. The Company's assessment of third party anticipated risks and responses to those risks is not complete. There can be no assurance that the systems of other companies on which the Company's system rely will be timely converted, or that a failure by another company's system to be Year 2000 compliant would not have a material adverse affect on the Company's business, operating results and financial condition.

         The Company does not have a contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner. A contingency plan will be developed upon completion of the Company's Year 2000 compliance assessment.

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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

         On August 21, 1998, the Company held a Special Meeting of Stockholders. The following actions were taken at the meeting:

        1. A proposal to approve the issuance of the Company's common stock and warrants to acquire shares of the Company's common stock pursuant to an Agreement and Plan of Merger, dated as of May 12, 1998, by and among the Company, TC Merger Corp., a wholly-owned subsidiary of the Company and Virus Research Institute, Inc.:
              14,534,454 shares were voted in favor of the proposal, 872,218 shares were voted against the proposal, 137,123 shares abstained, and 9,052,218 shares were broker non-votes.

        2. A proposal to approve the amendment to the Company's Third Amended and Restated Certificate of Incorporation to change the name of the Company to AVANT Immunotherapeutics, Inc.: 23,639,052 shares were voted in favor of the proposal, 823,374 shares were voted against the proposal, and 133,587 shares abstained.

        3. A proposal to approve an amendment to the Company's Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 to 75,000,000: 23,368,717 shares were voted in favor of the proposal, 1,077,773 shares were voted against the proposal, and 149,523 shares abstained.

         The number of shares issued, outstanding and eligible to vote as of the record date of July 14, 1998 were 28,466,280. Present was 24,596,013 shares represented by 254 proxies or 86.4% of the eligible voting shares tabulated.


Item 5.  Other Information
         -----------------

         None.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         A.   Exhibits

              None

         B.  Reports on Form 8-K

         The Company reported on Form 8-K, dated August 21, 1998, the acquisition of Virus Research Institute, Inc. pursuant to an Agreement and Plan of Merger dated as of May 12, 1998 by and among the Company, TC Merger Corp., a wholly-owned subsidiary of the Company, and Virus Research Institute, Inc. Under the terms of the agreement, Virus Research Institute, Inc. became a wholly-owned subsidiary of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AVANT IMMUNOTHERAPEUTICS, INC.


                                       BY: /s/ Una S. Ryan
                                           -------------------------------------
                                           Una S. Ryan, Ph. D.
                                           President and Chief Executive Officer

Dated:  November 16, 1998
        -----------------