Form 10-Q
period 1999-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 1999-05-14
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                                               Outstanding as of
                                  Class                          May 5, 1999
                      Common Stock, par value $.001                  42,528,765

                         AVANT IMMUNOTHERAPEUTICS, INC.
                                TABLE OF CONTENTS
                                 MARCH 31, 1999


                                                                                                   PAGE
PART I -- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet at March 31, 1999 and December 31, 1998.........................3

Condensed Consolidated Statement of Operations for the Three Months Ended
         March 31, 1999 and 1998.....................................................................4

Condensed Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 1999 and 1998.....................................................................5

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

Signatures..........................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                      MARCH 31,            DECEMBER 31,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
                                                                                               (audited)
ASSETS
Current Assets:
     Cash and Cash Equivalents                                    $     10,983,100      $      8,937,200
     Marketable Securities                                                      --             4,903,100
     Current Portion Restricted Cash                                       750,000               750,000
     Current Portion Lease Receivable                                      395,700               395,700
     Prepaid and Other Current Assets, Net                                 635,400               629,700
----------------------------------------------------------------- --------------------- ---------------------

     Total Current Assets                                               12,764,200            15,615,700
----------------------------------------------------------------- --------------------- ---------------------

Property and Equipment, Net                                              1,478,400             1,111,400
Restricted Cash                                                            325,000               365,000
Long-Term Lease Receivable                                                 775,400               827,300
Other Assets                                                             4,334,300             4,730,700
----------------------------------------------------------------- --------------------- ---------------------

       Total Assets                                               $    19,677,300       $     22,650,100
----------------------------------------------------------------- --------------------- ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                             $        741,600      $        363,700
     Accrued Expenses                                                      857,900             1,184,700
     Deferred Revenue                                                      500,000               750,000
     Short-Term Note Payable                                               750,000               750,000
     Current Portion Lease Payable                                         269,200               269,200
----------------------------------------------------------------- --------------------- ---------------------

     Total Current Liabilities                                           3,118,700             3,317,600
----------------------------------------------------------------- --------------------- ---------------------

Long-Term Lease Payable                                                    514,000               562,900
----------------------------------------------------------------- --------------------- ---------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                          42,500                42,500
     Additional Paid-In Capital                                        140,792,400           140,777,200
     Less: Common Treasury Shares at Cost                                  (12,200)              (13,800)
     Accumulated Deficit                                              (124,778,100)         (122,036,300)
----------------------------------------------------------------- --------------------- ---------------------

     Total Stockholders' Equity                                         16,044,600            18,769,600
----------------------------------------------------------------- --------------------- ---------------------

       Total Liabilities and Stockholders' Equity                 $    19,677,300       $     22,650,100
----------------------------------------------------------------- --------------------- ---------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998



                                                                       MARCH 31,             MARCH 31,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
OPERATING REVENUE:

Product Sales, Product Development and
     Licensing Agreements                                             $    337,900          $    361,000
----------------------------------------------------------------- --------------------- ---------------------

OPERATING EXPENSE:

Research, Development and Operations                                     1,891,100             1,210,000
General and Administrative                                                 969,800               665,600
Amortization of Goodwill                                                   409,800                    --
----------------------------------------------------------------- --------------------- ---------------------

Total Operating Expenses                                                 3,270,700             1,875,600
----------------------------------------------------------------- --------------------- ---------------------

Operating Loss                                                          (2,932,800)           (1,514,600)

Non-Operating Income, Net                                                  191,000                99,100
----------------------------------------------------------------- --------------------- ---------------------

Net Loss                                                              $ (2,741,800)        $  (1,415,500)
----------------------------------------------------------------- --------------------- ---------------------

Net Loss Per Common Share                                             $      (0.06)        $       (0.05)
----------------------------------------------------------------- --------------------- ---------------------

Weighted Average Common Shares Outstanding                              42,526,300            26,774,000
----------------------------------------------------------------- --------------------- ---------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                       MARCH 31,             MARCH 31,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                     $    (2,741,800)      $    (1,415,500)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                                    564,100                86,400
     Net Change in Current Assets and Current Liabilities                (204,700)             (532,800)
----------------------------------------------------------------- --------------------- ---------------------

Net Cash Used by Operating Activities                                  (2,382,400)           (1,861,900)
----------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                               (482,000)              (27,800)
     Other Noncurrent Assets                                              (49,700)              (91,600)
     Decrease in Restricted Cash                                           40,000                25,000
     Redemption of Marketable Securities                                4,903,100                    --
----------------------------------------------------------------- --------------------- ---------------------

Net Cash Provided (Used) by Investing Activities                        4,411,400               (94,400)
----------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the Exercise of  Stock Options                          16,300                    --
     Net Proceeds from Stock Issuance                                         600             3,701,900
----------------------------------------------------------------- --------------------- ---------------------

     Net Cash Provided by Financing Activities                             16,900             3,701,900
----------------------------------------------------------------- --------------------- ---------------------

Increase in Cash and Cash Equivalents                                   2,045,900             1,745,600

Cash and Cash Equivalents at Beginning of Period                        8,937,200             6,436,300
----------------------------------------------------------------- --------------------- ---------------------

Cash and Cash Equivalents at End of Period                        $    10,983,100       $     8,181,900
----------------------------------------------------------------- --------------------- ---------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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


(2)      INTERIM FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements for the three months ended March 31, 1999 and 1998 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at March 31, 1999 and December 31, 1998, the results of operations for the quarters ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of results for any future interim period or for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         On August 21, 1998 the Company acquired Virus Research Institute, Inc. ("VRI"), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. AVANT issued 14,036,400 shares and warrants to purchase 1,811,200 shares of its common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares and .20 of a warrant to purchase one share of AVANT's common stock for each share of VRI common stock.

ERSULTS OF OPERATIONS

         The Company reported a consolidated net loss of $2,741,800, or $.06 per share, for the first quarter ended March 31, 1999, an increase of $1,326,300, or 93.7%, compared with a net loss of $1,415,500, or $.05 per share, for the first quarter ended March 31, 1998. The increase in net loss for the first quarter of 1999 compared to the first quarter of 1998 is primarily due to an increase in operating expense resulting from the acquisition of VRI combined with a $409,800 charge for the amortization of goodwill.

         Total operating revenue decreased $23,100, or 6.4%, to $337,900 for the first quarter of 1999 compared to $361,000 for the first quarter of 1998. Operating revenue for the first quarter of 1998 included product sales revenue of $27,400 from sales of the company's TRAx(R) test kit. The company has suspended further development and sales efforts of its TRAx(R) product franchise while it continues to focus its efforts on establishing a partnership for the TRAx(R) technology.

         Total operating expense increased $1,395,100, or 74.4%, to $3,270,700 for the first quarter of 1999 compared to $1,875,600 for the first quarter of 1998. The increase in operating expense is primarily due to expanded operations resulting from the acquisition of VRI combined with goodwill amortization of $409,800. Research and development expense increased $681,100, or 56.3%, to $1,891,100 for the first quarter of 1999 compared to $1,210,000 for the first quarter of 1998. The increase in research and development expense is due to increased spending associated with the Company's vaccine for the management of atherosclerosis combined with costs attributable to the Company's Therapore(TM) and novel polymer vaccine delivery system programs assumed in the acquisition of VRI. General and administrative expense increased $304,200, or 45.7%, to $969,800 for the first quarter of 1999 compared to $665,600 for the first quarter of 1998. The increase is primarily attributed to increased patent legal expense combined with increased corporate development and administrative support costs.

         Non-operating income increased $91,900, or 92.7% to $191,000 for the first quarter of 1999 compared to $99,100 for the first quarter of 1998. The increase is primarily due to an increase in interest income due to higher cash balances for the first quarter of 1999 compared to the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company ended the first quarter of 1999 with cash and cash equivalents of $10,983,100 compared to cash, cash equivalents and marketable securities of $13,840,300 at December 31, 1998. The decrease in cash is attributable to net cash used in operations of $2,382,400 combined with the acquisition of property and equipment of $482,000 for the first quarter of 1999.

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

YEAR 2000

         THIS SECTION CONTAINS CERTAIN STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S YEAR 2000 COMPLIANCE, AND THE EVENTUAL AFFECTS OF THE YEAR 2000 ON THE COMPANY MAY BE MATERIALLY DIFFERENT THAN CURRENTLY PROJECTED. THIS MAY BE DUE TO, AMONG OTHER THINGS, DELAYS IN THE IMPLEMENTATION OF THE COMPANY'S YEAR 2000 PLAN AND THE FAILURE OF KEY THIRD PARTIES WITH WHOM THE COMPANY HAS A SIGNIFICANT BUSINESS RELATIONSHIP TO ACHIEVE YEAR 2000 COMPLIANCE.

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


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS
              27 Financial Data Schedule

         B.   REPORTS ON FORM 8-K
              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                T CELL SCIENCES, INC.

                                                     BY:   /s/ Una S. Ryan
                                                        ---------------------
                                                         Una S. Ryan, Ph. D.
                                                              President, and
                                                     Chief Executive Officer