Form 10-Q
period 1999-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 1999-07-30
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                                                              Outstanding as of
                                     Class                        July 23, 1999
                                     -----                        -------------
                         Common Stock, par value $.001               45,534,254

                         AVANT IMMUNOTHERAPEUTICS, INC.
                                Table of Contents
                                  June 30, 1999


                                                                                                   Page
                                                                                                   ----

PART I -- FINANCIAL INFORMATION


Condensed Consolidated Balance Sheet at June 30, 1999 and December 31, 1998..........................3


Condensed Consolidated Statement of Operations for the Quarters Ended
         June 30, 1999 and 1998......................................................................4

Condensed Consolidated Statement of Operations for the Six Months Ended
         June 30, 1999 and 1998......................................................................5


Condensed Consolidated Statement of Cash Flows for the Six Months Ended
         June 30, 1999 and 1998......................................................................6


Notes to Condensed Consolidated Financial Statements.................................................7

Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................................8



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................12

Item 2.  Changes in Securities......................................................................12

Item 3.  Defaults Upon Senior Securities............................................................12

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

Signatures..........................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 1999 and December 31, 1998


                                                                        June 30,            December 31,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
ASSETS                                                                                       (audited)
Current Assets:
     Cash and Cash Equivalents                                        $   8,361,000         $   8,937,200
     Marketable Securities                                                       --             4,903,100
     Current Portion Restricted Cash                                        750,000               750,000
     Current Portion Lease Receivable                                       395,700               395,700
     Prepaid Expenses and Other Current Assets, Net                         566,300               629,700
                                                                      -------------         -------------

         Total Current Assets                                            10,073,000            15,615,700
                                                                      -------------         -------------

Property and Equipment, Net                                               1,467,400             1,111,400
Restricted Cash                                                             325,000               365,000
Long-Term Lease Receivable                                                  647,500               827,300
Other Assets                                                              3,982,700             4,730,700
                                                                      -------------         -------------

              Total Assets                                            $  16,495,600         $  22,650,100
                                                                      -------------         -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                 $     104,700         $     363,700
     Accrued Expenses                                                       996,500             1,184,700
     Deferred Revenue                                                       250,000               750,000
     Short-Term Note Payable                                                750,000               750,000
     Current Portion Lease Payable                                          269,200               269,200
                                                                      -------------         -------------

         Total Current Liabilities                                        2,370,400             3,317,600
                                                                      -------------         -------------

Long-Term Lease Payable                                                     435,800               562,900
                                                                      -------------         -------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                           42,500                42,500
     Additional Paid-In Capital                                         140,793,500           140,777,200
     Less: Common Treasury Shares at Cost                                   (12,300)              (13,800)
     Accumulated Deficit                                               (127,134,300)         (122,036,300)
                                                                      -------------         -------------

         Total Stockholders' Equity                                      13,689,400            18,769,600
                                                                      -------------         -------------

              Total Liabilities and Stockholders' Equity              $  16,495,600         $  22,650,100
                                                                      -------------         -------------
                                                                      -------------         -------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarters Ended June 30, 1999 and 1998



                                                                        June 30,              June 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
OPERATING REVENUE:

Product Sales, Product Development and
     Licensing Agreements                                             $     847,900         $     309,900
                                                                      -------------         -------------

OPERATING EXPENSE:

Research and Development                                                  1,947,300             1,260,800
General and Administrative                                                  974,400               646,100
Amortization of Goodwill                                                    409,800                    --
                                                                      -------------         -------------

     Total Operating Expense                                              3,331,500             1,906,900
                                                                      -------------         -------------

Operating Loss                                                           (2,483,600)           (1,597,000)

Non-Operating Income, Net                                                   127,400               296,500
                                                                      -------------         -------------

Net Loss                                                              $  (2,356,200)        $  (1,300,500)
                                                                      -------------         -------------

Net Loss Per Common Share                                             $      (0.06)         $      (0.05)
                                                                      -------------         -------------

Weighted Average Common Shares Outstanding                               42,529,600            28,494,300
                                                                      -------------         -------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 1999 and 1998


                                                                        June 30,              June 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
OPERATING REVENUE:

Product Sales, Product Development and
     Licensing Agreements                                             $   1,185,800         $     670,900
                                                                      -------------         -------------

OPERATING EXPENSE:

Research and Development                                                  3,838,400             2,470,800
General and Administrative                                                1,944,200             1,311,700
Amortization of Goodwill                                                    819,600                    --
                                                                      -------------         -------------

     Total Operating Expense                                              6,602,200             3,782,500
                                                                      -------------         -------------

Operating Loss                                                           (5,416,400)           (3,111,600)

Non-Operating Income, Net                                                   318,400               395,600
                                                                      -------------         -------------

Net Loss                                                              $  (5,098,000)        $  (2,716,000)
                                                                      -------------         -------------

Net Loss Per Common Share                                             $      (0.12)         $      (0.10)
                                                                      -------------         -------------

Weighted Average Common Shares Outstanding                               42,528,000            27,638,900
                                                                      -------------         -------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC..
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 1999 and 1998



                                                                        June 30,              June 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $  (5,098,000)        $  (2,716,000)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                                    1,124,700               177,300
         Write-off of Capitalized Patent Costs                                   --                12,300
         Gain on Sale of Equipment                                               --               (20,000)
         Returned Stock                                                          --              (165,600)
     Net Change in Current Assets and Current Liabilities                  (883,800)           (1,313,600)
                                                                      -------------         -------------

Net Cash Used by Operating Activities                                    (4,857,100)           (4,025,600)
                                                                      -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                 (580,400)              (74,500)
     Proceeds from the Sale of Equipment                                         --                23,000
     Other Noncurrent Assets                                                (99,600)             (183,400)
     (Increase) Decrease in Restricted Cash                                  40,000              (670,000)
     Redemption of Marketable Securities                                  4,903,100                    --
                                                                      -------------         -------------

Net Cash Provided (Used) by Investing Activities                          4,263,100              (904,900)
                                                                      -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the Exercise of Stock Options                             17,200                 9,700
     Proceeds from the Issuance of Common Stock                                 600             3,699,900
     Proceeds from Sale of Stock                                                 --                 2,000
                                                                      -------------         -------------

     Net Cash Provided by Financing Activities                               17,800             3,711,600
                                                                      -------------         -------------

Increase (Decrease) in Cash and Cash Equivalents                           (576,200)           (1,218,900)

Cash and Cash Equivalents at Beginning of Period                          8,937,200             6,436,300
                                                                      -------------         -------------

Cash and Cash Equivalents at End of Period                            $   8,361,000         $   5,217,400
                                                                      -------------         -------------
                                                                      -------------         -------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


(1)      NATURE OF BUSINESS

         AVANT Immunotherapeutics, Inc. ("AVANT" or the "Company") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. The Company's lead therapeutic program is focused on compounds that inhibit the inappropriate activity of the complement cascade which is a vital part of the body's immune defense system. The Company is also engaged in the development of Therapore(TM), a novel system for the delivery of immunotherapeutics for chronic viral infections and certain cancers. The Company and its collaborators are developing vaccines using proprietary adjuvants for the prevention of influenza, Lyme disease, and respiratory syncytial virus
(RSV). In a further collaboration, the Company is developing an oral human rotavirus vaccine, and is developing its own proprietary vaccine for the management of atherosclerosis.

         The condensed consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.

(2)      INTERIM FINANCIAL STATEMENTS


         The accompanying condensed consolidated financial statements for the three and six months ended June 30, 1999 and 1998 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 1999 and December 31, 1998, the results of operations for the quarters and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of results for any future interim period or for the full year.

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

         In July 1999, Novartis Pharma AG, Basel, Switzerland ("Novartis") exercised its option to license TP10 following extensive preclinical testing of TP10 in its transplantation models. The exercise triggers a $6 million equity investment and license payment subject to certain conditions being met. In October 1997, the Company had entered into the option agreement with Novartis relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human organs into humans). The agreement granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation.

         The Company received a milestone payment from SmithKline Beecham ("SB") in June 1999 based on successful completion of a Phase II efficacy study in infants of the Company's oral rotavirus vaccine and establishment of a commercially viable process for manufacture of the vaccine. During 1997, the Company established the collaboration with SB to develop and commercialize the Company's rotavirus vaccine. Following the completion of the Phase II study, SB has assumed responsibility for and will fund all subsequent clinical and other development activities. The Company will be entitled to receive milestone payment and royalties on vaccine sales under the agreement which grants SB exclusive worldwide marketing rights to the rotavirus vaccine.

         On August 21, 1998 the Company acquired Virus Research Institute, Inc. ("VRI"), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. The Company issued 14,036,400 shares of its common stock and warrants to purchase 1,811,200 shares of its common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares of AVANT's common stock and .20 of an AVANT warrant for each share of VRI common stock.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998 -- The Company reported a consolidated net loss of $2,356,200, or $.06 per share, for the quarter ended June 30, 1999, an increase of $1,055,700, or 81.2%, compared to a net loss of $1,300,500, or $.05 per share, for the quarter ended June 30, 1998. The increase in net loss for the second quarter of 1999 compared to the second quarter of 1998 is primarily due to the increase in operating expense resulting from the acquisition of VRI combined with a charge of $409,800 for the amortization of goodwill and partially offset by an increase in operating revenue.

         Total operating revenue increased $538,000, or 173.6%, to $847,900 for the second quarter of 1999 compared to $309,900 for the second quarter of 1998. The increase is primarily due to a milestone payment received from SmithKline Beecham ("SB") based on the Company's successful completion of a Phase II efficacy study of its oral rotavirus vaccine and SB's establishment of a commercially viable manufacturing process for the vaccine.

         Total operating expense increased $1,424,600, or 74.7%, to $3,331,500 for the second quarter of 1999 compared to $1,906,900 for the second quarter of 1998. The increase in operating expense is primarily due to expanded operations resulting from the acquisition of VRI combined with a charge of $409,800 for the amortization of goodwill. Research and development expense increased $686,500, or 54.4%, to $1,947,300 for the second quarter of 1999 compared to $1,260,800 for the second quarter of 1998. The increase in research and development expense is due to increased spending associated with the Company's vaccine for the management of atherosclerosis which began human clinical trials during the second quarter of 1999 combined with costs attributable to the Company's Therapore(TM) and novel polymer vaccine delivery system programs. General and administrative expense increased $328,300, or 50.8%, to $974,400 for the second quarter of 1999 compared to $646,100 for the second quarter of 1998. The increase is primarily attributable to increased patent legal expense combined with increased corporate development and administrative support costs.

         Non operating income decreased $169,100, or 57.0%, to $127,400 for the second quarter of 1999 compared to $296,500 for the second quarter of 1998. Interest income decreased $3,500, or 2.7%, to $127,400 for the second quarter ended June 30, 1999 compared to $130,900 for the same period last year. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with the settlement of litigation with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included in non operating income in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 -- The Company reported a net loss of $5,098,000, or $.12 per share, for the six months ended June 30, 1999, an increase of $2,382,000, or 87.7%, compared to a net loss of $2,716,000, or $.10 per share, for the six months ended June 30, 1998.

         Total operating revenue increased $514,900, or 76.7%, to $1,185,800 for the period ended June 30, 1999 compared to $670,900 for the period ended June 30, 1998. Operating revenue for the six months ended June 30, 1998 included product sales revenue of $35,000 from sales of the Company's TRAx(R) test kit. The Company has suspended further development and sales efforts of its TRAx(R) product franchise while it continues to focus its efforts on establishing a partnership for the TRAx(R) technology. Product development and licensing agreements revenue of $1,185,800 increased $549,900, or 86.5%, for the first six months of 1999 compared to $635,900 for the same period last year. The increase is primarily due to a milestone payment received under the Company's agreement with SB in 1999 based on the Company's successful completion of a Phase II efficacy study of its oral rotavirus vaccine and SB's establishment of a commercially viable manufacturing process for the vaccine.

         Total operating expense increased $2,819,700, or 74.5%, to $6,602,200 for the six months ended June 30, 1999 compared to $3,782,500 for the six months ended June 30, 1998. The increase in operating expense is primarily due to expanded operations resulting from the acquisition of VRI combined with a charge of $819,600 for the amortization of goodwill. For the first six months of 1999 research and development expense increased $1,367,600, or 55.4% to $3,838,400 compared to $2,470,800 for the first six months of 1998 primarily due to increased spending associated with the Company's vaccine for the management of atherosclerosis which began human clinical trials during the second quarter of 1999 combined with costs attributable to the Company's Therapore(TM) and novel polymer vaccine delivery system programs. General and administrative expense increased $632,500, or 48.2%, to $1,944,200 for the six months ended June 30, 1999 compared to $1,311,700 for same period last year primarily due to increased patent legal expense combined with increased corporate development and administrative support costs.

         Non operating income decreased $77,200, or 19.5%, to $318,400 for the six months ended June 30, 1999 compared to $395,600 for the six months ended June 30, 1998. Interest income increased $108,400, or 51.6%, to $318,400 for the six months ended June 30, 1999 compared to $210,000 for the six months ended June 30, 1998. The increase in interest income is primarily due to higher cash balances in 1999 compared to 1998. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with the settlement of litigation with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included in non operating income in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company ended the second quarter with cash and cash equivalents of $8,361,000 compared to cash, cash equivalents and marketable securities of $13,840,300 at December 31, 1998. The decrease in cash is attributable to net cash used in operations of $4,857,100 combined with the acquisition of property and equipment of $580,400 for the six months ended June 30, 1999. In July 1999, Novartis exercised its option to license TP10 following extensive preclinical testing of TP10 in its transplantation models. The exercise triggers a $6 million equity investment and license payment subject to certain conditions being met. In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the private placement totaled approximately $3,699,900.

         The Company believes that cash inflows from existing SBIR grants and collaborations, interest income from invested funds, and its current cash and cash equivalents, net of restricted amounts, will be sufficient to meet estimated working capital requirements and fund operations through December 31, 1999. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies, and the scope of collaborative arrangements. The Company has decided to delay clinical trials of a Therapore(TM) -formulated melanoma immunotherapeutic vaccine which had earlier been scheduled for late 1999. During 1999, the Company expects to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

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

         The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's research and development partners, suppliers and vendors. The

Company's assessment of third parties risks and responses to those risks is not complete. There can be no assurance that the systems of other companies on which the Company's system rely will be timely converted, or that a failure by another company's system to be Year 2000 compliant would not have a material adverse affect on the Company's business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISE

         In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         None.


ITEM 2.  CHANGES IN SECURITIES


         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 6, 1999, the Company held its Annual Meeting of Stockholders at which the voters elected six directors to its Board of Directors and approved the adoption of the AVANT Immunotherapeutics, Inc. 1999 Stock Option Plan.

         At the Company's Annual Meeting of Stockholders, the following votes were tabulated for the two proposals before the Company's Stockholders:

         PROPOSAL I
         Election of Directors:

                                                        NUMBER OF SHARES/VOTES
                                               --------------------------------------------
                                                     For              Authority Withheld
                                               -----------------    -----------------------
              J. Barrie Ward                       34,052,809                368,628
              John W. Littlechild                  34,052,812                368,625
              Una S. Ryan                          34,049,112                372,325
              Thomas R. Ostermueller               34,052,012                369,425
              Frederick W. Kyle                    34,052,437                369,000
              Harry H. Penner, Jr.                 34,052,512                368,925

         PROPOSAL II
         Approval of the adoption of the AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan, replacing the Amended and Restated 1991 Stock Compensation Plan.

              For                                  31,941,814
              Against                               1,810,203
              Abstain                                 281,229
              Del N-Voted                             388,191

         The number of shares issued, outstanding and eligible to vote as of the record date of March 22, 1999 were 42,528,765. A quorum was present with 34,421,437 shares represented by 231 proxies or 80.93% of the eligible voting shares.


ITEM 5.  OTHER INFORMATION

         In May 1999, the Company announced that Peter Sears has joined the AVANT board of directors. Mr. Sears recently retired as Vice President, Business Investments, SmithKline Beecham Corporation, and President and Founder of S.R. One, Limited, Smith Kline Beecham's venture capital fund. Mr. Sears also serves as a Director for Alere, Inc., Bearsdon, Bio, Inc., and as Chairman of Gryphon Sciences. He is Chairman of the Japan American Society of Greater Philadelphia and a Director of the University-City Science Center in Philadelphia.

         The Company announced on June 21, 1999 that it has received approval to begin enrollment in its Phase I clinical trial of CETi-1, the Company's investigational vaccine aimed at preventing or treating atherosclerosis by raising serum levels of HDL (high-density lipoprotein) cholesterol. The Phase I study, a double blind, ascending-dose trial to assess the safety and immunogenicity of CETi-1, is being conducted at the Chicago Center for Clinical Research.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS


              None


         B.   REPORTS ON FORM 8-K


              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AVANT IMMUNOTHERAPEUTICS, INC.

                                                 BY:  /s/ Una S. Ryan
                                                      ------------------
                                                      Una S. Ryan, Ph.D.
                                                          President, and
                                                 Chief Executive Officer

Dated:  July 28, 1999