Form 10-K/A
period 1998-12-31
AVANT IMMUNOTHERAPEUTICS INC
filed 1999-11-08
CIK 744218

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS CONTAINED IN THIS REPORT, INCLUDING PART II, ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, THAT ARE NOT HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE REGISTRANT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO: (I) THE REGISTRANT'S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES, AND COMMERCIALIZATION; (II) THE REGISTRANT'S ABILITY TO OBTAIN SUBSTANTIAL ADDITIONAL FUNDING; (III) THE REGISTRANT'S ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS; (IV) THE REGISTRANT'S ABILITY TO ATTRACT MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS AND OTHER STRATEGIC ALLIANCES; AND
(V) THE REGISTRANT'S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The common Stock of AVANT Immunotherapeutics, Inc. (the "Company" or "AVANT") began trading on the Nasdaq National Market (the "Nasdaq") under the symbol "AVAN" on August 24, 1998. Prior to that date, the Company was traded on the Nasdaq under the symbol "TCEL". The following table sets forth for the periods indicated the high and low closing sales prices for the Company's common stock as reported by Nasdaq.


         FISCAL PERIOD                           HIGH             LOW
       YEAR ENDED DECEMBER 31, 1997
       1Q (Jan. 1 - March 31, 1997)            $  2.38           $ 1.47
       2Q (April 1 - June 30, 1997)               2.09             1.28
       3Q (July 1 - Sep. 30, 1997)                2.34             1.38
       4Q (Oct. 1 - Dec. 31, 1997)                3.16             1.75

       YEAR ENDED DECEMBER 31, 1998

       1Q (Jan. 1- March 31, 1998)             $  2.94           $ 1.81
       2Q (April 1 - June 30, 1998)               4.50             2.38
       3Q (July 1 - Sept. 30, 1998)               2.81             1.19
       4Q (Oct. 1 - Dec. 31, 1998)                1.78             1.06


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

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the audited consolidated financial statements of the Company. The results of operations for 1998 include the operating results of Virus Research Institute, Inc. ("VRI") from August 21, 1998, the date on which the Company acquired it, through December 31, 1998 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). All amounts are in thousands except per share data.


CONSOLIDATED STATEMENTS
OF OPERATIONS DATA                                      YEAR ENDED DECEMBER 31,
-----------------------------------   -------------------------------------------------------------
                                        1998         1997         1996         1995         1994
                                      ---------    ---------    ---------    ---------    ---------
OPERATING REVENUE:

Product Sales, Product Development
     and Distribution Agreements      $   2,150    $   1,192    $   1,115    $   3,963    $   6,968
                                      ---------    ---------    ---------    ---------    ---------
OPERATING EXPENSE:

Research and Development                  5,703        5,257        6,036        8,005        8,697
Charge for Purchased In-Process
      Research & Development             44,630           --           --           --           --
Legal Settlement                           (166)       6,109           --       (2,900)          --
Other Operating Expense                   4,377        3,494        6,549        7,821        9,365
                                      ---------    ---------    ---------    ---------    ---------
Total Operating Expense                  54,544       14,860       12,585       12,926       18,062
                                      ---------    ---------    ---------    ---------    ---------
Non-Operating Income (Expense), Net         594          560          680          705         (490)
                                      ---------    ---------    ---------    ---------    ---------
Net Loss                              $ (51,800)   $ (13,108)   $ (10,790)   $  (8,258)   $ (11,584)
                                      =========    =========    =========    =========    =========
Basic and Diluted Net Loss Per
     Common Share                     $   (1.56)   $   (0.52)   $   (0.50)   $   (0.47)   $   (0.68)
                                      =========    =========    =========    =========    =========
Weighted Average Common
     Shares Outstanding                  33,177       25,140       21,693       17,482       17,053
                                      =========    =========    =========    =========    =========


CONSOLIDATED BALANCE
SHEET DATA                                                    DECEMBER 31,
-----------------------------------   -------------------------------------------------------------
                                        1998         1997         1996         1995         1994
                                      ---------    ---------    ---------    ---------    ---------
Working Capital                       $  12,298    $   4,629    $  11,673    $  11,208    $  15,027
Total Assets                             22,650        9,827       17,224       18,532       20,685
Other Long Term Obligations                 563          750           --          182          500
Accumulated Deficit                    (122,037)     (70,237)     (57,129)     (46,339)     (38,081)
Total Stockholders' Equity               18,770        6,316       15,619       16,000       17,586


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principle activity since its inception has been research and product development conducted on its own behalf, as well as through joint development programs with several pharmaceutical companies. The Company was incorporated in the State of Delaware in December 1983.

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

 ACQUISITION

On August 21, 1998 the Company acquired VRI, a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. Pursuant to an Agreement and Plan of Merger dated as of May 12, 1998 VRI became a wholly owned subsidiary of the Company. The Company issued 14,036,400 shares of AVANT's common stock and warrants to purchase 1,811,200 shares of AVANT's common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares of AVANT's common stock and .20 of an AVANT warrant for one share of VRI common stock. The acquisition has been accounted for as a purchase. Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The excess of the purchase price over the tangible assets acquired was assigned to collaborative relationships, work force and goodwill and is being amortized on a straight line basis over 12 to 60 months. An allocation of $44,630,000 was made to in-process research and development ("IPR&D") which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. The amount was charged as an expense in the Company's financial statements during the third quarter of 1998.

 As of the date of acquisition, VRI was engaged in the following six significant research and development projects:

1. Adjumer-TM- -- a vaccine delivery system being developed with a collaborator, Pasteur-Merieux ("PMC"), as an adjuvant to enhance the immune response to injected vaccines.
2. Micromer-TM- -- a vaccine delivery system designed to facilitate the mucosal (intranasal or oral) delivery of antigens and stimulate both the systemic and mucosal branches of the immune system.
3. Vibrio Vec-TM- -- a vaccine and immunotherapeutic system that uses a bacterial vector for the oral delivery of antigens.
4. Rotavirus vaccine -- a vaccine against rotavirus infection being developed with a collaborator, SmithKline Beecham.
5.   Herpes vaccine -- a vaccine for the prevention of genital herpes.
6. Therapore-TM- -- a novel technology for the development of immunotherapeutics.

As of the acquisition date, the IPR&D value assigned to each project, the estimated cost to reach technological feasibility and the projected product release date follows:


Project          Adjumer-TM-  Micromer-TM- Vibrio Vec-TM-   Rotavirus      Herpes       Therapore-TM-
-------          -----------  ------------ --------------  -----------   -----------   --------------

Value Assigned   $15,450,000   $ 3,260,000   $ 2,450,000   $ 3,120,000   $ 2,240,000   $18,110,000

Estimated
Project
Release Date       2001-2004     2002-2004          2003          2002          2007          2004

Estimated
Cost to
Complete         $ 9,500,000   $ 3,300,000   $   900,000   $ 1,200,000   $ 1,600,000   $41,200,000


As of December 31, 1998, technological feasibility had not yet been reached on any of the major projects acquired, and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each project will need to successfully complete a series of clinical trials and will need to receive Food & Drug Administration ("FDA") approval prior to commercialization. There can be no assurance these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance the Company and its collaborators will be able to develop and commercialize these products before its competitors. If these products are not successfully developed and do not become commercially viable, the Company's financial condition and results of operations could be harmed.

The acquisition of VRI represents the only purchase of historical IPR&D by the Company. As of December 31, 1998, the Company has no immediate plans to acquire additional IPR&D, although the Company expects to raise additional capital, as required, through licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

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

The Company received a milestone payment of $600,000 from the Company's collaborator Pasteur Merieux Connaught ("PMC") in the fourth quarter of 1998. The Company is a party to two license agreements with PMC pursuant to which PMC has been granted the exclusive and co-exclusive right (exclusive, except for the right of the Company or one other person licensed by the Company) to make, use and sell certain of the Company's vaccines. The milestone payment relates to a Phase I clinical trial using the Company's Adjumer-TM--formulated RSV vaccine initiated by PMC in 1998.

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

Product sales for 1998 and 1997 totaled $55,900 and $44,500, respectively, and were derived from sales of the Company's TRAx-Registered Trademark- test kits. Product sales of $523,300 in 1996 included sales of the Company's TRAx-Registered Trademark- test kits for the full year combined with sales of research products prior to the sale of the research products and operations of the Company's wholly-owned subsidiary, T Cell Diagnostics, Inc. ("TCD"), in March 1996.

OPERATING EXPENSE

Operating expense of $54,544,300 for 1998 included a charge of $44,630,000 for purchased in-process research and development in connection with the acquisition of VRI in August 1998. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with a settlement agreement with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included as a reduction of operating expense in 1998. Operating expense of $14,859,600 for 1997 included a charge of $6,108,800 for the settlement of the Company's litigation with its former landlord and the landlord's mortgagee. Excluding the purchased in-process research and development charge in 1998 and the legal settlement in 1997, operating expense increased $1,163,500, or 13.3%, to $9,914,300 for 1998 compared to $8,750,800 for 1997 and decreased $3,834,000, or
30.5%, in 1997 from $12,584,800 in 1996. The increase in operating expense for 1998 compared to 1997 is primarily due to four months of operations of VRI combined with goodwill amortization expense of $546,400 and the write-off of certain capitalized patent costs relating to the Company's TRAx-Registered Trademark- technology. The decrease in operating expense for 1997 compared to 1996 is primarily due to the charges for the write-off of certain capitalized patent costs and severance agreement recognized in 1996, totaling $2,176,900, and lower legal costs as a result of the settlement of the Company's litigation combined with lower costs associated with Phase I and Phase I/II clinical trials initiated in 1996.

Research and development expense increased $446,200, or 8.5%, to $5,703,100 in 1998 from $5,256,900 in 1997. The increase in 1998 compared to 1997 is primarily due to four months of operations of VRI, partially offset by costs associated with Phase I and Phase I/II clinical trials of TP10 ongoing in 1997. Research and development expense decreased $779,600, or 12.9%, in 1997 from $6,036,500 in 1996. The decrease is primarily due to lower staff costs combined with a reduction in costs associated with Phase I and Phase I/II clinical trials of TP10 initiated in 1996. Included in research and development expense for 1996 is two months of TCD operations prior to the sale of the research products and operations of TCD in March 1996.

General and administrative expense increased $335,200, or 9.7%, to $3,808,100 in 1998 compared to $3,472,900 in 1997. Included in general and administrative expense is a charge of $294,500 for the write-off of certain capitalized patent costs associated with the Company's TRAx-Registered Trademark- technology. Reductions in legal costs in 1998 primarily due to the settlement of the Company's litigation in 1997 and lower consulting costs in 1998 compared to 1997 were offset by certain general and administrative costs associated with four months of operations of VRI. General and administrative expense decreased $2,999,700, or 46.3%, in 1997 compared to $6,472,600 in 1996. The decrease is primarily due to a $425,300 charge resulting from a severance agreement and a $1,751,600 write-off of certain capitalized patent costs relating to the Company's TCAR technology in 1996. Lower legal costs in 1997 and reduced license fees resulting from the transfer to Astra of certain of the Company's rights and responsibilities to the TCAR technology in 1997 compared to 1996 also contributed to the decrease in general and administrative expense in 1997 compared to 1996. In addition, included in general and administrative expense for 1996 is two months of TCD operations prior to the sale of the research products and operations of TCD in March 1996.

NON-OPERATING INCOME AND EXPENSE

Non-operating income increased $34,700, or 6.2%, to $594,200 for 1998 compared to non-operating income for 1997 of $559,500 and decreased $120,700, or 17.7%, in 1997 from $680,200 in 1996. Interest income decreased $5,400, or 0.9%, to $571,900 for 1998 compared to $577,300 for 1997, and decreased $102,900, or
15.1%, in 1997 compared to $680,200 in 1996. These reductions in interest income are primarily due to lower cash balances combined with lower interest rates in 1998 and 1997.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                          PAGE

       Index to Consolidated Financial Statements and Supplementary
          Schedules                                                        10

       Report of Independent Accountants                                   11

       Consolidated Balance Sheet at December 31, 1998 and                 12
          December 31, 1997

       Consolidated Statement of Operations for the Years Ended
          December 31, 1998, December 31, 1997 and December 31, 1996       13

       Consolidated Statement of Stockholders' Equity for the Years Ended
          December 31, 1998, December 31, 1997 and December 31, 1996       14

       Consolidated Statement of Cash Flows for the Years Ended
          December 31, 1998, December 31, 1997, and  December 31, 1996     15

       Notes to Consolidated Financial Statements                          16


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



PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 1999

CONSOLIDATED BALANCE SHEET


                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1998            1997
                                                                  -------------    -------------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                     $   8,937,200    $   6,436,300
    Marketable Securities                                             4,903,100               --
    Current Portion Restricted Cash                                     750,000          750,000
    Current Portion Lease Receivable                                    395,700               --
    Prepaid and Other Current Assets, Net                               629,700          203,300
                                                                  -------------    -------------
    Total Current Assets                                             15,615,700        7,389,600

Property and Equipment, Net                                           1,111,400          364,500
Restricted Cash                                                         365,000          525,000
Long-Term Lease Receivable                                              827,300               --
Other Assets                                                          4,730,700        1,547,500
                                                                  -------------    -------------
          Total Assets                                            $  22,650,100    $   9,826,600
                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                              $     363,700    $     201,200
    Accrued Expenses                                                  1,184,700        1,059,900
    Deferred Revenue                                                    750,000          750,000
    Short-Term Note Payable                                             750,000          750,000
    Current Portion Lease Payable                                       269,200               --
                                                                  -------------    -------------
    Total Current Liabilities                                         3,317,600        2,761,100
                                                                  -------------    -------------
Long-Term Note Payable                                                       --          750,000
Long-Term Lease Payable                                                 562,900               --
                                                                  -------------    -------------
Commitments and Contingent Liabilities (Notes 3 and 13)

Stockholders' Equity:
    Common Stock, $.001 Par Value 75,000,000 Shares Authorized;
       42,512,400 Issued and 42,508,600 Outstanding at
         December 31, 1998;
       26,487,400 Issued and 26,477,700 Outstanding at
         December 31, 1997                                               42,500           26,500
    Additional Paid-In Capital                                      140,777,200       76,561,400
    Less:  3,800 and 9,700 Common Treasury Shares at Cost at
       December 31, 1998 and 1997, respectively                         (13,800)         (35,800)
    Accumulated Deficit                                            (122,036,300)     (70,236,600)
                                                                  -------------    -------------
     Total Stockholders' Equity                                      18,769,600        6,315,500
                                                                  -------------    -------------
          Total Liabilities and Stockholders' Equity              $  22,650,100    $   9,826,600
                                                                  =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS


                                                          YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                            1998             1997            1996
                                                         ------------    ------------    ------------

OPERATING REVENUE:
Product Development and
      Licensing Agreements                               $  2,094,500    $  1,147,600    $    591,200
Product Sales                                                  55,900          44,500         523,300
                                                         ------------    ------------    ------------
      Total Operating Revenue                               2,150,400       1,192,100       1,114,500
                                                         ------------    ------------    ------------
OPERATING EXPENSE:

Cost of Product Sales                                          22,300          21,000         358,700
Research and Development                                    5,703,100       5,256,900       6,036,500
Charge for Purchased In-Process Research & Development     44,630,000              --              --
General and Administrative                                  3,808,100       3,472,900       6,472,600
Legal Settlement                                             (165,600)      6,108,800              --
Gain on Sale of Portion of Diagnostic Business                     --              --        (283,000)
Amortization of Goodwill                                      546,400              --              --
                                                         ------------    ------------    ------------
       Total Operating Expense                             54,544,300      14,859,600      12,584,800
                                                         ------------    ------------    ------------
Operating Loss                                            (52,393,900)    (13,667,500)    (11,470,300)

Non-Operating Income (Expense), Net                           594,200         559,500         680,200
                                                         ------------    ------------    ------------
Net Loss                                                 $(51,799,700)   $(13,108,000)   $(10,790,100)
                                                         ============    ============    ============
Basic and Diluted Net Loss Per Common Share              $      (1.56)   $      (0.52)   $      (0.50)
                                                         ============    ============    ============
Weighted Average Common
       Shares Outstanding                                  33,177,200      25,139,900      21,693,400
                                                         ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      Common     Additional       Treasury                          Total
                                                       Stock       Paid-In         Stock       Accumulated      Stockholders'
                                         Shares      Par Value     Capital          Cost          Deficit           Equity
                                       ----------    ---------   -------------    ---------    -------------    -------------

BALANCE AT DECEMBER 31, 1995           19,904,700    $  19,900   $  62,399,200    $ (80,500)   $ (46,338,500)   $  16,000,100

Issuance at $.60 to $3.56
      per Share upon Exercise
      of Stock Options                     60,700          100         161,600           --               --          161,700
Employee Stock Purchase
       Plan Issuance at $2.71
       per Share                               --           --          (3,000)      11,500               --            8,500
Net Proceeds from Stock Issuance        5,000,000        5,000      10,063,700           --               --       10,068,700
Compensation Expense Associated
       with Stock Options                      --           --         170,300           --               --          170,300
Net Loss for the Year
       Ended December 31, 1996                 --           --              --           --      (10,790,100)     (10,790,100)
                                       ----------    ---------   -------------    ---------    -------------    -------------

BALANCE AT DECEMBER 31, 1996           24,965,400    $  25,000   $  72,791,800    $ (69,000)   $ (57,128,600)   $  15,619,200

Issuance at $1.81 to $2.13
      per Share upon Exercise
      of Stock Options                     12,000           --          22,400           --               --           22,400
Employee Stock Purchase
      Plan Issuance at $1.38 and
      $1.39 per Share                          --           --         (20,700)      33,200               --           12,500
Issuance at $2.50 per Share for
      Settlement of Litigation          1,500,000        1,500       3,748,500           --               --        3,750,000
Compensation Expense Associated
      with Issuance at $1.94 per
      Share                                10,000           --          19,400           --               --           19,400
Net Loss for the Year
      Ended December 31, 1997                  --           --              --           --      (13,108,000)     (13,108,000)
                                       ----------    ---------   -------------    ---------    -------------    -------------

BALANCE AT DECEMBER 31, 1997           26,487,400    $  26,500   $  76,561,400    $ (35,800)   $ (70,236,600)   $   6,315,500

Issuance at $0.60 to $1.81
      per Share upon Exercise
      of Stock Options                     11,400           --          15,300           --               --           15,300
Employee Stock Purchase
      Plan Issuance at $1.65 and
      $1.94 per Share                          --           --         (10,700)      22,000               --           11,300
Returned Shares from Settlement
      of Litigation at $2.50 per
      Share                               (66,300)          --        (165,600)          --               --         (165,600)
Net Proceeds from Stock Issuance        2,043,500        2,000       3,697,800           --               --        3,699,800
Share Issued for Acquisition of
      Virus Research Institute,
      Inc.                             14,036,400       14,000      60,679,000           --               --       60,693,000
Net Loss for the Year
       Ended December 31, 1998                 --           --              --           --      (51,799,700)     (51,799,700)
                                       ----------    ---------   -------------    ---------    -------------    -------------
BALANCE AT DECEMBER 31, 1998           42,512,400    $  42,500   $ 140,777,200    $ (13,800)   $(122,036,300)   $  18,769,600
                                       ==========    =========   =============    =========    =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEAR           YEAR             YEAR
                                                              ENDED          ENDED            ENDED
                                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
Increase in Cash and Cash Equivalents                          1998            1997            1996
                                                           ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                 $(51,799,700)   $(13,108,000)   $(10,790,100)
  Adjustments to Reconcile Net Loss to Cash
  Used by Operating Activities:
     Depreciation and Amortization                              989,800         353,800         464,800
     Write-off of Capitalized Patent Costs                      337,000          51,100       1,751,600
     Decrease in Collaborator Advance                                --              --        (181,500)
     Non-Cash Portion of Litigation Settlement                 (165,600)      5,250,000              --
     Compensation Expense Associated with
         Stock Issuance                                              --          19,400              --
      Compensation Expense Associated with
         Stock Options                                               --              --         170,300
     Gain on Sale of Research Products and Operations
         of T Cell Diagnostics, Inc.                                 --              --        (283,000)
     Gain on Sale of Equipment                                  (22,300)             --              --
     Charge for Purchased In-Process Research and
         Development                                         44,630,000              --              --
  Changes in Assets and Liabilities, Net of Acquisition:
     Increase in Current Portion Restricted Cash                     --        (750,000)             --
     Prepaid and Other Current Assets                        (1,529,900)         81,700         109,400
     Accounts Payable and Accrued Expenses                   (1,291,300)       (343,400)       (796,200)
     Deferred Revenue                                                --         750,000        (121,100)
                                                           ------------    ------------    ------------
Net Cash Used by Operating Activities                        (8,852,000)     (7,695,400)     (9,675,800)
                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                        (294,800)        (76,900)       (135,200)
  Proceeds from the Sale of Equipment                            25,200              --              --
  Redemption of Marketable Securities                         4,463,000              --              --
  Increase in Patents and Licenses                             (426,000)       (381,200)       (507,400)
  Decrease in Long-Term Restricted Cash, Net                    160,000         160,000         165,000
  Cash Received from Acquisition of Virus Research
         Institute, Inc.                                      4,391,500              --              --
  Payment of Note Payable                                      (750,000)             --              --
  Payment Received on Convertible Note Receivable                    --       1,802,700         200,300
  Other                                                          57,600             400          30,800
                                                           ------------    ------------    ------------
Net Cash Provided (Used) by Investing Activities              7,626,500       1,505,000        (246,500)
                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Stock Issuance                            3,711,100          12,500      10,077,200
  Proceeds from Exercise of Stock Options                        15,300          22,400         161,700
                                                           ------------    ------------    ------------
Net Cash Provided by Financing Activities                     3,726,400          34,900      10,238,900
                                                           ------------    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents              2,500,900      (6,155,500)        316,600

Cash and Cash Equivalents at Beginning of Period              6,436,300      12,591,800      12,275,200
                                                           ------------    ------------    ------------
Cash and Cash Equivalents at End of Period                 $  8,937,200    $  6,436,300    $ 12,591,800
                                                           ============    ============    ============


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

In March 1996, the Company sold substantially all of the assets of its wholly-owned subsidiary, T Cell Diagnostics, Inc. ("TCD") while retaining all rights to the TRAx-Registered Trademark- product franchise. The Company continued to commercialize the TRAx-Registered Trademark- line of diagnostic products which are used in the detection and monitoring of immune-related disorders through 1998. The Company is currently focusing its efforts on establishing a partnership for the TRAx-Registered Trademark- technology.

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

       (E)    REVENUE RECOGNITION

The Company has entered into various license and development agreements with pharmaceutical and biotechnology companies. Nonrefundable revenue derived from such agreements is recognized over the specified development period as research and development or discovery activities are performed. Cash received in advance of activities being performed is recorded as deferred revenue. Signing fees, received by the Company for entering into license and development agreements are recognized when received if the fees are nonrefundable and the Company has no obligations to perform under the applicable agreement. Nonrefundable milestone fees are recognized when they are earned in accordance with the performance requirements and contractual terms. Revenues from product sales are recorded when the product is shipped.

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

       (I)    LICENSES, PATENTS AND TRADEMARKS

Included in other assets are the costs of purchased licenses and certain costs associated with patents and trademarks which are capitalized and amortized over the shorter of the estimated useful lives or ten years using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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


3.     PROPERTY, EQUIPMENT AND LEASES

Property and equipment includes the following:


                                                        DECEMBER 31,   DECEMBER 31,
                                                           1998            1997
                                                        -----------    -----------
       Laboratory Equipment                             $ 2,480,000    $ 1,834,200
       Office Furniture and Equipment                     1,148,200      1,013,700
       Leasehold Improvements                               393,600        255,000
                                                        -----------    -----------
       Property and Equipment, Total                      4,021,800      3,102,900
       Less Accumulated Depreciation and Amortization    (2,910,400)    (2,738,400)
                                                        -----------    -----------
                                                        $ 1,111,400    $   364,500
                                                        -----------    -----------
                                                        -----------    -----------

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

Obligations for base rent, net of sublease income, under these and other noncancelable operating leases as of December 31, 1998 are approximately as follows:


       Year ending December 31, 1999                            $  760,000
                                2000                               689,600
                                2001                               668,200
                                2002                               252,100
                                2003                                    --
                                Thereafter                              --
                                                                ----------
                                Total minimum lease payments    $2,369,900
                                                                ----------
                                                                ----------


The Company's total rent expense was approximately $909,500, $851,400 and $903,100 for the years ended December 31, 1998, 1997 and 1996, respectively.


4.     OTHER ASSETS

Other assets include the following:


                                                   DECEMBER 31,    DECEMBER 31,
                                                       1998           1997
                                                   -----------    -----------

       Capitalized Patent Costs                    $ 1,890,300    $ 1,900,700
       Accumulated Amortization                       (595,500)      (519,100)
                                                   -----------    -----------
       Capitalized Patent Costs, Net                 1,294,800      1,381,600
       Goodwill and Other Intangible Assets, Net     3,289,300             --
       Other Non Current Assets                        146,600        165,900
                                                   -----------    -----------
                                                   $ 4,730,700    $ 1,547,500
                                                   ===========    ===========


In December 1998, in accordance with SFAS 121, the Company evaluated and subsequently wrote off approximately $294,500 of capitalized patent costs relating to its TRAx-Registered Trademark- test kit program which is included in operating expense as general and administrative expense for the year ended December 31, 1998.

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

Amortization expense for the years ended December 31, 1998, 1997 and 1996 relating to the capitalized costs of purchased licenses, patents and trademarks was approximately $175,800, $129,800 and $174,000, respectively. Goodwill amortization expense for the year ended December 31, 1998 was approximately $546,400.

5.     ACCRUED EXPENSES

Accrued expenses include the following:

                                                 DECEMBER 31,  DECEMBER 31,
                                                    1998          1997
                                                 ----------    ----------

        Accrued License Fees                     $   60,000    $   60,000
        Accrued Payroll and Employee Benefits       258,700       222,600
        Accrued Clinical Trials                     195,500       448,100
        Accrued Legal                               263,800        20,600
        Other Accrued Expenses                      406,700       308,600
                                                 ----------    ----------
                                                 $1,184,700    $1,059,900
                                                 ==========    ==========


6.     INCOME TAXES


                                                             YEAR ENDED DECEMBER 31,
                                                      1998            1997            1996
                                                   -----------     -----------     -----------
        Income tax benefit:
               Federal                             $ 2,444,900     $ 4,539,100     $ 3,696,100
               State                                   198,900         529,000         388,000
                                                   -----------     -----------     -----------
                                                     2,643,800       5,068,100       4,084,100
        Deferred tax assets valuation allowance     (2,643,800)     (5,068,100)     (4,084,100)
                                                   -----------     -----------     -----------
                                                   $        --     $        --     $        --
                                                   ===========     ===========     ===========


Deferred tax assets are comprised of the following:


                                                   DECEMBER 31,     DECEMBER 31,
                                                       1998            1997
                                                   ------------    ------------

        Net Operating Loss Carryforwards           $ 42,591,900    $ 25,775,200
        Tax Credit Carryforwards                      4,139,300       3,143,800
        Other                                         1,626,500       1,521,500
                                                   ------------    ------------
        Gross Deferred Tax Assets                    48,357,700      30,440,500
        Deferred Tax Assets Valuation Allowance     (48,357,700)    (30,440,500)
                                                   ------------    ------------

                                                   $         --    $         --
                                                   ============    ============


Reconciliation between the amount of reported income tax expenses and the amount computed using the U.S. Statutory rate of 35% follows:


                                                     1998            1997            1996
                                                  -----------     -----------     -----------

        Loss at Statutory Rates                   $(2,313,200)    $(4,587,800)    $(3,776,500)
        Research and Development Credits             (298,100)       (172,100)       (189,400)
        State tax benefit, net of federal tax
             liabilities                             (269,700)       (591,500)       (337,400)
        Other                                         237,200         283,300         219,200
        Benefit of losses and credits not
             recognized, increase in valuation
             allowance                              2,643,800       5,068,100       4,084,100
                                                  -----------     -----------     -----------
                                                  $        --     $        --     $        --
                                                  ===========     ===========     ===========


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

       (C)    WARRANTS

The Company has issued warrants to purchase common stock in connection with the acquisition of VRI on August 21, 1998. The warrants are exercisable at $6.00 per share and expire August 22, 2003. In connection with the acquisition of VRI, the Company also assumed the obligations of VRI with respect to each outstanding warrant to purchase VRI common stock (a "VRI Warrant"). Each VRI Warrant assumed by the Company, which will continue to have, and be subject to, the terms and conditions of the applicable warrant agreements and warrant certificates, has been adjusted consistent with the ratio at which the Company's common stock was issued in exchange for VRI common stock in the acquisition.

Warrants outstanding at December 31, 1998 are as follows:


                                     Exercise
                        Number of     Price
        Security         Shares      Per Share    Expiration Date
        --------         ------      ---------    ---------------
        Common stock       35,657    $    .62     February 9, 2004
        Common stock       76,842        1.26     December 14, 2005
        Common stock       17,050        7.10     April 12, 2001
        Common stock    1,811,843        6.00     August 22, 2003


       (D)    STOCK COMPENSATION AND EMPLOYEE STOCK PURCHASE PLANS

STOCK COMPENSATION

The Company's 1991 Stock Compensation Plan (the "1991 Plan"), which is an amendment and restatement of the Company's 1985 Incentive Option Plan, permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

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

In connection with the acquisition of VRI, the Company assumed the obligations of VRI under VRI's 1992 Equity Incentive Plan (the "VRI Plan") and each outstanding option to purchase VRI common stock (a "VRI Stock Option") granted under the VRI Plan. Each VRI Stock Option assumed by the Company is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the VRI Plan, shares of the Company's common stock which has been adjusted consistent with the ratio at which the Company's common stock was issued in exchange for VRI's common stock in the acquisition. As of the date the acquisition was completed the Company assumed options to acquire 1,532,055 shares of the Company's common stock at a weighted average exercise price of $2.34.

EMPLOYEE STOCK PURCHASE PLAN

The 1994 Employee Stock Purchase Plan (the "1994 Plan") was adopted on June 30, 1994. All full time employees of the Company are eligible to participate in the 1994 Plan. A total of 150,000 shares of common stock are reserved for issuance under this plan. Under the 1994 Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any public offering and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at the beginning of the offering period or the applicable exercise date.

A summary of stock option activity for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                        1998                    1997                    1996
                                --------------------    --------------------    --------------------
                                            Weighted                Weighted                Weighted
                                            Average                 Average                 Average
                                            Exercise                Exercise                Exercise
                                              Price                  Price                    Price
                                 Shares     Per Share    Shares     Per Share    Shares     Per Share
                                ---------     ------    ---------     ------    ---------     ------
Outstanding at January 1,       1,773,242     $ 3.20    2,303,196     $ 5.94    2,516,313     $ 5.82
Granted                           638,250       1.99      492,750       1.77      472,600       2.82
Assumed in acquisition          1,532,055       2.34           --         --           --         --
Exercised                         (11,355)      1.34      (12,000)      1.86      (60,710)      2.66
Canceled                         (577,484)      2.82   (1,010,704)      8.78     (625,007)      3.39
                                ---------     ------    ---------     ------    ---------     ------
Outstanding at December 31,     3,354,708     $ 2.65    1,773,242     $ 3.20    2,303,196     $ 5.94
                                =========     ======    =========     ======    =========     ======

At December 31,
Options exercisable             2,542,950               1,039,437               1,740,310
Available for grant             1,095,206               1,296,716                 678,762
Weighted average fair value
  of options granted during
  year                                        $ 1.10                  $ 0.92                  $ 1.26


The following table summarizes information about the stock options outstanding at December 31, 1998:


                                                   Options Outstanding
                             --------------------------------------------------------------
                                   Number            Weighted Average      Weighted Average
                               Outstanding at           Remaining           Exercise Price
Range of Exercise Prices     December 31, 1998       Contractual Life         per Share
------------------------     -----------------       ----------------      ----------------
$ 0.10 - 0.64                       698,631                 5.46                 $0.63
  0.95 - 1.97                       797,515                 8.97                  1.78
  2.03 - 2.75                       575,190                 7.99                  2.55
  2.93 - 4.04                       758,091                 6.77                  3.57
  4.06 - 7.81                       525,281                 5.50                  5.45
------------------------          ---------                 ----                  ----
$ 0.10 - 7.81                     3,354,708
------------------------          ---------
------------------------          ---------


                                                              Options Exercisable
                                                    --------------------------------------
                                                          Number          Weighted Average
                                                      Exercisable at       Exercise Price
Range of Exercise Prices                            December 31, 1998        per Share
------------------------                            -----------------      ---------------
$ 0.10 - 0.64                                            698,631                 $0.63
  0.95 - 1.97                                            194,642                  1.76
  2.03 - 2.75                                            414,942                  2.56
  2.93 - 4.04                                            710,204                  3.59
  4.06 - 7.81                                            524,531                  5.45
------------------------                               ---------                  ----
$ 0.10 - 7.81                                          2,542,950
------------------------                               ---------
------------------------                               ---------


FAIR VALUE DISCLOSURES

Had compensation costs for the Company's stock compensation plans been determined based on the fair value at the grant dates, consistent with SFAS 123, the Company's net loss, and net loss per share for the years ending December 31, 1998, 1997 and 1996 would be as follows:


                                         1998           1997           1996
                                         ----           ----           ----
        Net Loss:
             As reported              $51,799,700    $13,108,000    $10,790,100
             Pro forma                 52,150,800     13,514,100     11,269,900
        Basic and Diluted Net Loss
             Per Share:
             As reported                    $1.56          $0.52          $0.50
             Pro forma                       1.57           0.54           0.52


The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                           1998          1997          1996
                                           ----          ----          ----
       Expected dividend yield                   0%            0%            0%
       Expected stock price volatility          63%           57%           51%
       Risk-free interest rate          4.5% - 5.6%   5.5% - 6.4%   4.9% - 6.7%
       Expected option term               2.5 Years     2.7 Years     2.6 Years


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

       (G)    ACQUISITION OF VIRUS RESEARCH INSTITUTE, INC.

The Company issued 14,036,400 shares of the Company's common stock and warrants to purchase approximately 1,811,200 shares of the Company's common stock on August 21, 1998, in exchange for all of the outstanding common stock of VRI (see
Note 15).

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

        (D)   PASTEUR MERIEUX CONNAUGHT

In December 1994, AVANT entered into a license agreement with Pasteur Merieux Connaught ("PMC") which granted PMC the exclusive right to make, use and sell Adjumer-TM--formulated vaccines for prevention of influenza, Lyme disease and diseases caused by meningococcus and the co-exclusive right (exclusive, except for the right of AVANT or one other person licensed by AVANT) to make, use and sell Adjumer-TM--formulated vaccines directed against five other pathogens, including pneumococcus and RSV. VRI has retained rights to make, use, sell and license Adjumer-TM--formulated vaccines against the subject infections in most of the Far East, including China and Japan, subject to certain geographical extension rights available to PMC. In December 1998, the Company received a milestone payment of $600,000 from PMC upon commencement of the first Phase I clinical trial of the Adjumer-TM--formulated vaccine for RSV.


10.    NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) includes the following:


                                               YEAR ENDED DECEMBER 31,
                                           1998        1997           1996
                                        ---------    ---------     ---------

        Interest and Dividend Income    $ 571,900    $ 577,300     $ 680,200

        Gain on Sale of Equipment          22,300           --            --

        Gain on Sale of Investments            --      (17,800)           --
                                        ---------    ---------     ---------
                                        $ 594,200    $ 559,500     $ 680,200
                                        =========    =========     =========


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


13.    LITIGATION

In December 1994, the Company filed a lawsuit in the Superior Court of Massachusetts against the landlord of its former Cambridge, Massachusetts headquarters to recover the damages incurred by the Company resulting from the evacuation of the building due to air quality problems, which caused skin and respiratory irritation to a significant number of employees. The landlord defendant filed counterclaims, alleging the Company breached its lease obligations. The court ordered a limited trial between the Company and the landlord on certain factual issues which began on November 20, 1996. Closing arguments for the limited trial were heard on January 13, 1997. In a separate lawsuit, the landlord's mortgagee filed claims against the Company for payment of the same rent alleged to be owed. A motion for summary judgment filed by the bank was denied by the court. In August 1997, the Superior Court of Massachusetts entered findings of fact and conclusions of law on the limited trial of the Company's lawsuit against the landlord. In its findings, the Court concluded that the Company had not proved, as alleged by the Company, that any fireproofing fibers contaminated the Company's space, the Company's space was not uninhabitable because of contamination from fireproofing fibers and the Company was not justified in terminating its lease on the grounds that its office and laboratories were uninhabitable. In November 1997, the Company reached a settlement of the litigation with its former landlord and the landlord's mortgagee. The Company agreed to pay $858,800 in cash on November 17, 1997 and issue a total of 1,500,000 shares of its common stock. In addition, the Company signed a note for $750,000 payable on November 16, 1998 secured by $750,000 cash collateral and a note for $750,000 due November 15, 1999, secured by 132,500 shares of common stock. The total settlement, valued at $6,108,800, is comprised of the cash and notes totaling $2,358,800 and common stock valued at $3,750,000 as of October 31, 1997 and is included in operating expense for the year ended December 31, 1997. The common stock issued is subject to restrictions on transfer per the settlement agreement. The settlement agreement also provides for certain registration rights for the shares of common stock to become effective no later than September 30, 1998. Upon such registration, however, the settlement agreement limits the number of shares that may be sold over a given period of time.

In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with a settlement agreement with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included as a reduction of operating expense in 1998.


14.    SALE OF PORTION OF DIAGNOSTIC BUSINESS

On March 5, 1996 the Company sold to Endogen, Inc. the research products and operations of TCD for a purchase price of approximately $2,880,000, while retaining the TRAx-Registered Trademark- diagnostic product franchise. The consideration for this sale to Endogen was paid in the form of a convertible subordinated note receivable (the "Convertible Note") in the principal amount of $2,003,000 and a combination of cash and a short-term note used to repay approximately $980,000 of obligations under the Company's operating lease. On February 10, 1997, the Company converted the outstanding principal balance, or $1,803,000, of the Convertible Note into shares of Endogen commons stock which it subsequently sold. Additionally, the Company may receive a royalty on certain of Endogen's sales of research products.

The Company is currently focusing its efforts on establishing a partnership for the TRAx-Registered Trademark- technology.

15.     ACQUISITION OF VIRUS RESEARCH INSTITUTE, INC.

On August 21, 1998, the Company acquired all of the outstanding capital stock of VRI, a company engaged in the discovery and development of (i) systems for the delivery of vaccines and immunotherapeutics and (ii) novel vaccines. The Company issued approximately 14,036,400 shares of AVANT's common stock and warrants to purchase approximately 1,811,200 shares of AVANT's common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares of AVANT's common stock and .20 of an AVANT warrant for one share of VRI common stock. The purchase price of $63,004,700 consisted of (i) the issuance of 14,036,400 shares of AVANT common stock valued at $51,686,800 and 1,811,200 AVANT warrants valued at $4,980,700 for all outstanding VRI capital stock, (ii) the issuance of AVANT warrants valued at $387,600 in exchange for all of the outstanding VRI warrants, (iii) the issuance of options to purchase AVANT common stock valued at $3,637,900 for all of the outstanding options to purchase VRI common stock assumed by the Company, and (iv) severance and transaction costs totaling $2,311,700. As of the date of the acquisition of VRI, the Company had already begun to formulate a plan to assess which activities of VRI to continue and to identify all significant actions to be taken to terminate a number of VRI employees and to relocate the remaining employees from the VRI facility in Cambridge, MA (which was to be closed) to the Company's facility in Needham, MA. The costs associated with this plan, including severance costs of approximately $243,000, were recognized upon consummation of the merger and are included in the $2,311,700 referenced above. The plan was finalized and implemented during 1998 and the first quarter of 1999. Actual costs were not materially different from those accrued at the acquisition date and were paid in 1998 and early 1999.

The acquisition has been accounted for as a purchase. Consequently, the operating results of VRI from August 22, 1998 to December 31, 1998 have been included in the Company's consolidated results of operations. The purchase price was allocated to the acquired assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:


               Net tangible assets acquired          $14,539,000
               Intangible assets acquired:
                   Work force                            470,000
                   Collaborative relationships         1,090,000
                   Goodwill                            2,275,700
                   In-process technology              44,630,000
                                                     -----------
               Total                                 $63,004,700
                                                     ===========


The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. VRI was a development stage biotechnology enterprise and its resources were substantially devoted to research and development at the date of acquisition. Management is responsible for determining the fair value of the acquired IPR&D.

Each of VRI's six research and development projects in-process was valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product releases and the selection of an appropriate discount rate. None of VRI's projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in the AVANT consolidated financial statements for the year ended December 31, 1998. The remaining intangible assets arising from the acquisition are being amortized on a straight line basis over 12 months and 60 months.

A discussion of the in-process research and development projects identified at the time of acquisition follows. The projected costs to complete the projects represent costs to be incurred by the Company and do not include any costs to be expended by the Company's collaborators. (i) Adjumer-TM- vaccine delivery system. Adjumer-TM- is being developed as an adjuvant to enhance the immune response to injected vaccines. The Company and its collaborator, Pasteur Merieux Connaught ("PMC"), are conducting research on the development of Adjumer-TM--formulated vaccines utilizing a variety of PMC's antigens, including influenza, lyme disease, pneumococcus, meningococcus, Respiratory Syncytial Virus ("RSV") and Hepatitis B. As of the acquisition date, with projected release dates ranging from 2001 to 2004, the estimated cost to complete the project for all antigens exceeded $9,500,000. In addition, substantial additional work is required by PMC prior to commercialization. Discount rates ranging from 42.5% to 47.5% were used in determining the IPR&D value of $15,450,000 which was assigned to the Adjumer-TM- vaccine delivery system. (ii) Micromer-TM- vaccine delivery system. Micromer-TM- is a proprietary vaccine delivery system designed to facilitate the mucosal (intranasal or oral) delivery of antigens and stimulate both the systemic and mucosal branches of the immune system. The Company is conducting research on a number of Micromer-TM--formulated vaccines, including influenza and RSV. As of the acquisition date, the estimated cost to complete the development of Micromer-TM--formulated vaccines for influenza and RSV exceeded $3,300,000 with projected release dates of 2002 and 2004, respectively. A discount rate of 45% was utilized in determining the IPR&D value of $3,260,000 which was assigned to Micromer-TM-. (iii) Vibrio Vec-TM- vaccine delivery system. Vibrio Vec-TM- is a proprietary vaccine and immunotherapeutic system that uses a bacterial vector for the oral delivery of antigens. The Company is conducting research on a number of antigens proposed to be delivered by Vibrio Vec-TM-, including, in conjunction with its collaborators, Pasteur Merieux-Oravax and CSL, Ltd., a vaccine targeting H. pylori. At the acquisition date, the projected product release date was 2003 and the approximate research and development cost required to complete the Vibrio Vec-TM- project totaled approximately $900,000. A discount rate of 45% was used in determining the IPR&D value of $2,450,000 which was assigned to Vibrio Vec-TM- at the time of acquisition. (iv) Rotavirus vaccine. A collaboration with SmithKline Beecham, ("SKB") was established by the Company to develop and commercialize its novel, proprietary vaccine against rotavirus infection, a major cause of diarrhea and vomiting in infants. At the acquisition date, a project release date was projected of 2002, with $1,200,000 in additional research and development expenditures anticipated. In addition, substantial work is required to be completed by SKB prior to commercialization of the rotavirus vaccine. An IPR&D value of $3,120,000 was assigned to the rotavirus vaccine utilizing a discount rate of 45%. (v) Herpes vaccine. The herpes vaccine is a proprietary vaccine for the prevention of genital herpes ("HSV2"). At the time of acquisition, the vaccine was in a preclinical development stage with a projected product release date of 2007 and an estimated cost to complete of $1,600,000. A discount rate of 45% was utilized in determining the IPR&D value of $2,240,000 which was assigned to the herpes vaccine. (vi) Therapore-TM-. The Company was granted an exclusive worldwide license from Harvard for Therapore-TM-, a novel technology for the development of immunotherapeutics. The Company is conducting preclinical research to evaluate this system for the treatment of persistent viral infections, such as Hepatitis B, Hepatitis C and HIV, and certain cancers including melanoma. The first release date for a Therapore-TM- product is estimated to be in 2004 and the projected research and development cost to complete all indications of Therapore-TM-approximated $41,200,000 at the acquisition date. A discount rate of 50% was utilized in determining the IPR&D value of $18,110,000 which was assigned to Therapore-TM-.

As of December 31, 1998, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive Food & Drug Administration ("FDA") approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing and marketing its products. There can be no assurance these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance the Company and its collaborators will be able to develop and commercialize these products before its competitors. If these products are not successfully developed and do not become commercially viable, the Company's financial condition and results of operations could be materially affected.

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


              Year Ended
              December 31,                          1998             1997             1996
              ------------                          ----             ----             ----
        Operating Revenue                       $  2,206,500     $  3,697,600     $  7,110,900
        Net Loss                                 (13,389,800)     (21,311,500)     (14,011,100)
        Basic and diluted net loss per share           (0.32)           (0.54)           (0.39)


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    The following documents are filed as part of this Form 10-K/A:

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

      (3)         EXHIBITS:



 No.                    Description                         Page No.
 ---                    -----------                         --------

 2.1        Agreement of Merger among the       Incorporated by reference to
            Company, T Cell Acquisition Corp.   the Company's report on form 8-
            and T Cell Diagnostics, Inc. dated  K filed September 22, 1993
            August 20, 1993 relating to
            reconsolidation of the Company's
            subsidiary

 2.2        Asset Purchase Agreement among      Incorporated by reference to
            Endogen, Inc., T Cell Diagnostics,  the Company's report on form 8-
            Inc., with the Company dated March  K filed March 20, 1996
            4, 1996

 2.3        Agreement and Plan of Merger,       Incorporated by  reference to
            dated as of May 12, 1998, by and    the Registration Statement on
            among the Company, TC Merger        Form S-4  (Reg. No. 333-59215)
            Corp., Virus Research Institute,
            Inc.

 3.1        Third Restated Certificate of       Incorporated by reference to
            Incorporation of the Company        the Company's Annual Report on
                                                Form 10-K for the year ended
                                                April 30, 1991

 3.2        Certificate of Amendment of Third   Incorporated by reference to
            Restated Certificate of             the Company's Annual Report on
            Incorporation of the Company        Form 10-K for the year ended
                                                December 31, 1992

 3.3        Certificate of Designation for      Incorporated by reference to
            series C-1 Junior Participating     the Company's Annual Report on
            Cumulative Preferred Stock          Form 10-K for the year ended
                                                December 31, 1994

 3.4        Second Certificate of Amendment of  Incorporated by  reference to
            Third Restated Certificate of       the Registration Statement on
            Incorporation of the Company        Form S-4  (Reg. No. 333-59215)

 3.5        Amended and Restated By-Laws of     Incorporated by reference to
            the Company as of November 10,      the Company's report on Form 8-
            1994                                K dated November 10, 1994

 4.1        Form of Purchase Agreement dated    Incorporated by reference to
            November 23, 1993 relating to the   Exhibit 10.1 of the Company's
            Company's private placement of      Registration Statement on Form
            Common Stock                        S-3 (Reg. No. 33-72172)

 4.2        Shareholder Rights Agreement dated  Incorporated by reference to
            November 10, 1994 between the       the Company's report on Form 8-
            Company and State Street Bank and   K dated November 10, 1994
            Trust Company as Rights Agent

 4.3        Form of Stock Purchase Agreement    Incorporated by reference to
            dated October 27, 1995 relating to  Exhibit 10.1 of the Company's the Company's private placement of  Registration Statement on Form
            Common Stock                        S-3 (Reg. No. 33-64021)

 4.4        Form of Stock Purchase Agreement    Incorporated by reference to
            dated November 3, 1995 relating to  Exhibit 10.1 of the Company's the Company's private placement of  Registration Statement on Form
            Common Stock                        S-3 (Reg. No. 33-64021)

 4.5        Form of Stock Purchase Agreement    Incorporated by reference to
            dated March 20, 1998 relating to    Exhibit 4.1 of the Company's
            the Company's private placement of  Registration Statement on Form
            Common Stock                        S-3 (Reg. No. 333-56755)

 10.1       Amended and Restated 1991 Stock     Incorporate by reference to the
            Compensation Plan dated as of       Company's Annual Report on Form
            April 1, 1995                       10K for the fiscal year ended
                                                December 31, 1995

 10.2       1994 Employee Stock Purchase Plan   Incorporated by reference to
                                                the Company's Registration
                                                Statement on Form S-8 filed
                                                June 8, 1994



 No.                    Description                         Page No.
 ---                    -----------                         --------


 10.3       Product Development and             Incorporated by reference to
            Distribution Agreement between      the Company's report on Form 8-
            Astra AB and the Company dated      K filed on February 13, 1992
            January 30, 1992, portions of
            which are subject to confidential
            treatment

 10.4       Performance Plan of the Company     Incorporated by reference to
                                                the Company's Annual Report on
                                                Form 10-K for the transition
                                                period ended December 31, 1992

 10.5       Form of Agreement relating to       Incorporated by reference to
            Change of Control                   the Company's Annual Report on
                                                Form 10-K for the transition
                                                period ended December 31, 1992

 10.6       Termination Agreement between the   Incorporated by reference to
            Company and SmithKline Beecham      the Company's report on Form 8-
            p.l.c. relating to sCR1 dated       K filed April 27, 1995
            April 7, 1995,  portions of which
            are subject to confidential
            treatment

 10.7       Pledge Agreement between the        Incorporated by reference to
            Company and Fleet Credit            the Company's Quarterly Report
            Corporation dated October 24, 1995  on Form 10-Q for September dated September 30, 1995

 10.8       Amended and  Restated Employment    *
            Agreement between the Company and
            Una S. Ryan, Ph.D. dated August
            20, 1998.

 10.9       Severance Agreement between the     Incorporated by reference to
            Company and Norman W. Gorin dated   the Company's Annual Report on
            June 1, 1996                        Form 10-K for the fiscal year
                                                ended December 31, 1996

 10.10      Consulting Agreement between the    Incorporated by reference to
            Company and James D. Grant dated    the Company's Annual Report on
            May 28, 1996                        Form 10-K for the fiscal year
                                                ended December 31, 1996

 10.11      Second Amended and Restated         Incorporated by reference to
            Product Development and             the Company's Annual Report on
            Distribution Agreement between      Form 10-K for the fiscal year
            Astra AB and the Company dated May  ended December 31, 1996
            1, 1996, portions of which are
            subject to confidential treatment

 10.12      Commercial Lease Agreement of May   Incorporated by reference to
            1, 1997 between the Company and     the Company's report on
            Fourth Avenue Ventures Limited      Form 10-Q for the quarterly
                                                period ended September 30, 1996

 10.13      Option Agreement by and between     Incorporated by reference to
            the Company and Novartis Pharma     the Company's report on Form 10-Q
            AG dated as of October 31, 1997,    for the quarterly period ended
            portions of which are subject to    September 30, 1997
            a request for confidential
            treatment

 10.14      Settlement Agreement between the    Incorporated by reference to
            Company and Forest City 38 Sidney   the Company's Annual Report on
            Street, Inc.; Forest City           Form 10-K for the fiscal year
            Management, Inc.; and Forest City   ended December 31, 1997
            Enterprises, Inc.

 21.0       List of Subsidiaries                Incorporated by reference to
                                                the Company's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1993

 23.0       Consent of Independent Accountants  Page 35

 27.0       Financial Data Schedule             Page 36


* --        Filed previously in the Company's
            Annual Report on Form 10-K filed
            on March 25, 1999.


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



AVANT IMMUNOTHERAPEUTICS, INC.                          DATE


by:        s/UNA S. RYAN                                November 8, 1999
           -------------
           Una S. Ryan
           President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AVANT IMMUNOTHERAPEUTICS, INC.                          Date


by:        _________________________
           Una S. Ryan                                  November 8, 1999
           President and Chief Executive Officer