Form 10-Q/A
period 1999-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 1999-11-08
CIK 744218

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                      ---    ---
                                                              Outstanding as of
                                 Class                            July 23, 1999
                                 -----                            -------------
                     Common Stock, par value $.001                42,534,254

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

Signatures..........................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                        JUNE 30,            DECEMBER 31,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
ASSETS                                                                                       (audited)
Current Assets:
     Cash and Cash Equivalents                                        $   8,361,000         $   8,937,200
     Marketable Securities                                                       --             4,903,100
     Current Portion Restricted Cash                                        750,000               750,000
     Current Portion Lease Receivable                                       395,700               395,700
     Prepaid Expenses and Other Current Assets, Net                         566,300               629,700
----------------------------------------------------------------- --------------------- ---------------------

         Total Current Assets                                            10,073,000            15,615,700
----------------------------------------------------------------- --------------------- ---------------------

Property and Equipment, Net                                               1,467,400             1,111,400
Restricted Cash                                                             325,000               365,000
Long-Term Lease Receivable                                                  647,500               827,300
Other Assets                                                              3,982,700             4,730,700
----------------------------------------------------------------- --------------------- ---------------------

              Total Assets                                            $  16,495,600         $  22,650,100
----------------------------------------------------------------- --------------------- ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                 $     104,700         $     363,700
     Accrued Expenses                                                       996,500             1,184,700
     Deferred Revenue                                                       250,000               750,000
     Short-Term Note Payable                                                750,000               750,000
     Current Portion Lease Payable                                          269,200               269,200
----------------------------------------------------------------- --------------------- ---------------------

         Total Current Liabilities                                        2,370,400             3,317,600
----------------------------------------------------------------- --------------------- ---------------------

Long-Term Lease Payable                                                     435,800               562,900
----------------------------------------------------------------- --------------------- ---------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                           42,500                42,500
     Additional Paid-In Capital                                         140,793,500           140,777,200
     Less: Common Treasury Shares at Cost                                   (12,300)              (13,800)
     Accumulated Deficit                                               (127,134,300)         (122,036,300)
----------------------------------------------------------------- --------------------- ---------------------

         Total Stockholders' Equity                                      13,689,400            18,769,600
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------
              Total Liabilities and Stockholders' Equity              $  16,495,600         $  22,650,100
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

                                                                        JUNE 30,              JUNE 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
OPERATING REVENUE:

Product Sales, Product Development and
     Licensing Agreements                                             $     847,900         $     309,900
----------------------------------------------------------------- --------------------- ---------------------

OPERATING EXPENSE:

Research and Development                                                  1,947,300             1,260,800
General and Administrative                                                  974,400               646,100
Legal Settlement                                                                 --              (165,600)
Amortization of Goodwill                                                    409,800                    --
----------------------------------------------------------------- --------------------- ---------------------

     Total Operating Expense                                              3,331,500             1,741,300
----------------------------------------------------------------- --------------------- ---------------------

Operating Loss                                                           (2,483,600)           (1,431,400)

Non-Operating Income, Net                                                   127,400               130,900
----------------------------------------------------------------- --------------------- ---------------------

Net Loss                                                              $  (2,356,200)        $  (1,300,500)
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------
Net Loss Per Common Share                                             $       (0.06)        $       (0.05)
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------
Weighted Average Common Shares Outstanding                               42,529,600            28,494,300
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                        JUNE 30,              JUNE 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
OPERATING REVENUE:

Product Sales, Product Development and
     Licensing Agreements                                             $   1,185,800         $     670,900
----------------------------------------------------------------- --------------------- ---------------------

OPERATING EXPENSE:

Research and Development                                                  3,838,400             2,470,800
General and Administrative                                                1,944,200             1,311,700
Legal Settlement                                                                 --              (165,600)
Amortization of Goodwill                                                    819,600                    --
----------------------------------------------------------------- --------------------- ---------------------

     Total Operating Expense                                              6,602,200             3,616,900
----------------------------------------------------------------- --------------------- ---------------------

Operating Loss                                                           (5,416,400)           (2,946,000)

Non-Operating Income, Net                                                   318,400               230,000
----------------------------------------------------------------- --------------------- ---------------------

Net Loss                                                              $  (5,098,000)        $  (2,716,000)
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------
Net Loss Per Common Share                                             $       (0.12)        $       (0.10)
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------
Weighted Average Common Shares Outstanding                               42,528,000            27,638,900
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC..
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                        JUNE 30,              JUNE 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $  (5,098,000)        $  (2,716,000)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                                    1,124,700               177,300
         Write-off of Capitalized Patent Costs                                   --                12,300
         Gain on Sale of Equipment                                               --               (20,000)
         Returned Stock                                                          --              (165,600)
     Net Change in Current Assets and Current Liabilities                  (883,800)           (1,313,600)
----------------------------------------------------------------- --------------------- ---------------------

Net Cash Used by Operating Activities                                    (4,857,100)           (4,025,600)
----------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                 (580,400)              (74,500)
     Proceeds from the Sale of Equipment                                         --                23,000
     Other Noncurrent Assets                                                (99,600)             (183,400)
     (Increase) Decrease in Restricted Cash                                  40,000              (670,000)
     Redemption of Marketable Securities                                  4,903,100                   --
----------------------------------------------------------------- --------------------- ---------------------

Net Cash Provided (Used) by Investing Activities                          4,263,100              (904,900)
----------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the Exercise of Stock Options                             17,200                 9,700
     Proceeds from the Issuance of Common Stock                                 600             3,699,900
     Proceeds from Sale of Stock                                                 --                 2,000
----------------------------------------------------------------- --------------------- ---------------------

     Net Cash Provided by Financing Activities                               17,800             3,711,600
----------------------------------------------------------------- --------------------- ---------------------

Increase (Decrease) in Cash and Cash Equivalents                           (576,200)           (1,218,900)

Cash and Cash Equivalents at Beginning of Period                          8,937,200             6,436,300
----------------------------------------------------------------- --------------------- ---------------------

Cash and Cash Equivalents at End of Period                            $   8,361,000         $   5,217,400
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

         In July 1999, Novartis Pharma AG, Basel, Switzerland ("Novartis") exercised its option to license TP10 following extensive preclinical testing of TP10 in its transplantation models. The exercise triggers a $6 million equity investment and license payment subject to certain conditions being met. In October 1997, the Company had entered into an option agreement with Novartis relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human organs into humans). The agreement granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation.

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

         Total operating expense increased $1,590,200, or 91.3%, to $3,331,500 for the second quarter of 1999 compared to $1,741,300 for the second quarter of 1998. The increase in operating expense is primarily due to expanded operations resulting from the acquisition of VRI combined with a charge of $409,800 for the amortization of goodwill. Research and development expense increased $686,500, or 54.4%, to $1,947,300 for the second quarter of 1999 compared to $1,260,800 for the second quarter of 1998. The increase in research and development expense is due to increased spending associated with the Company's vaccine for the management of atherosclerosis which began human clinical trials during the second quarter of 1999 combined with costs attributable to the Company's Therapore-TM- and novel polymer vaccine delivery system programs. General and administrative expense increased $328,300, or 50.8%, to $974,400 for the second quarter of 1999 compared to $646,100 for the second quarter of 1998. The increase is primarily attributable to increased patent legal expense combined with increased corporate development and administrative support costs. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with the settlement of litigation with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included as a reduction of operating expense in the second quarter of 1998.

         Non operating income, comprised solely of interest income for 1999 and 1998, decreased $3,500, or 2.7%, to $127,400 for the second quarter of 1999 compared to $130,900 for the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 -- The Company reported a net loss of $5,098,000, or $.12 per share, for the six months ended June 30, 1999, an increase of $2,382,000, or 87.7%, compared to a net loss of $2,716,000, or $.10 per share, for the six months ended June 30, 1998.

         Total operating revenue increased $514,900, or 76.7%, to $1,185,800 for the period ended June 30, 1999 compared to $670,900 for the period ended June 30, 1998. Operating revenue for the six months ended June 30, 1998 included product sales revenue of $35,000 from sales of the Company's TRAx -Registered Trademark- test kit. The Company has suspended further development and sales efforts of its TRAx-Registered Trademark- product franchise while it continues to focus its efforts on establishing a partnership for the TRAx-Registered Trademark- technology. Product development and licensing agreements revenue of $1,185,800 increased $549,900, or 86.5%, for the first six months of 1999 compared to $635,900 for the same period last year. The increase is primarily due to a milestone payment received under the Company's agreement with SB in 1999 based on the Company's successful completion of a Phase II efficacy study of its oral rotavirus vaccine and SB's establishment of a commercially viable manufacturing process for the vaccine.

         Total operating expense increased $2,985,300, or 82.5%, to $6,602,200 for the six months ended June 30, 1999 compared to $3,616,900 for the six months ended June 30, 1998. The increase in operating expense is primarily due to expanded operations resulting from the acquisition of VRI combined with a charge of $819,600 for the amortization of goodwill. For the first six months of 1999 research and development expense increased $1,367,600, or 55.4% to $3,838,400 compared to $2,470,800 for the first six months of 1998 primarily due to increased spending associated with the Company's vaccine for the management of atherosclerosis which began human clinical trials during the second quarter of 1999 combined with costs attributable to the Company's Therapore-TM- and novel polymer vaccine delivery system programs. General and administrative expense increased $632,500, or 48.2%, to $1,944,200 for the six months ended June 30, 1999 compared to $1,311,700 for same period last year primarily due to increased patent legal expense combined with increased corporate development and administrative support costs. In May 1998, the Company used cash as collateral for a $750,000 note due November 15, 1999 issued in connection with the settlement of litigation with its former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of the Company's common stock issued to secure the note were returned to the Company. The common stock was valued at $165,600 as of October 31, 1997 and its return is included as a reduction of operating expense in 1998.

         Non operating income increased $88,400, or 38.4%, to $318,400 for the six months ended June 30, 1999 compared to $230,000 for the six months ended June 30, 1998. Interest income increased $108,400, or 51.6%, to $318,400 for the six months ended June 30, 1999 compared to $210,000 for the six months ended June 30, 1998. The increase in interest income is primarily due to higher cash balances in 1999 compared to 1998.

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

         The Company believes that cash inflows from existing SBIR grants and collaborations, interest income from invested funds, and its current cash and cash equivalents, net of restricted amounts, will be sufficient to meet estimated working capital requirements and fund operations through December 31, 1999. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies, and the scope of collaborative arrangements. The Company has decided to delay clinical trials of a Therapore-TM- -formulated melanoma immunotherapeutic vaccine which had earlier been scheduled for late 1999. During 1999, the Company expects to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

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

Dated:  November 8, 1999