Form 10-Q
period 1999-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 1999-11-15
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.



                                                  Outstanding as of
                  Class                            November 9, 1999
                  -----                           -----------------


       Common Stock, par value $.001                   48,011,026


                         AVANT IMMUNOTHERAPEUTICS, INC.
                                TABLE OF CONTENTS

                               SEPTEMBER 30, 1999


                                                                                                   PAGE
                                                                                                   ----


PART I--FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet at September 30, 1999 and December 31, 1998  .................. 3

Condensed Consolidated Statement of Operations for the Quarters Ended
         September 30, 1999 and 1998 ..............................................................  4

Condensed Consolidated Statement of Operations for the Nine Months Ended
         September 30, 1999 and 1998 ..............................................................  5

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998 ..............................................................  6

Notes to Condensed Consolidated Financial Statements ..............................................  7

Management's Discussion and Analysis of Financial Condition and Results of
  Operations ......................................................................................  9


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................ 13

Item 2.  Changes in Securities .................................................................... 13

Item 3.  Defaults Upon Senior Securities .......................................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders ...................................... 13

Item 5.  Other Information ........................................................................ 13

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits ............................................................................. 13

         B.  Reports on Form 8-K .................................................................. 13

Signatures ........................................................................................ 14


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------
                                                                                              (audited)

ASSETS
Current Assets:
     Cash and Cash Equivalents                                        $  15,848,700         $   8,937,200
     Marketable Securities                                                       --             4,903,100
     Current Portion Restricted Cash                                        750,000               750,000
     Current Portion Lease Receivable                                       395,700               395,700
     Prepaid Expenses and Other Current Assets, Net                         640,900               629,700
----------------------------------------------------------------- --------------------- ---------------------

         Total Current Assets                                            17,635,300            15,615,700
----------------------------------------------------------------- --------------------- ---------------------

Property and Equipment, Net                                               1,261,100             1,111,400
Restricted Cash                                                             265,000               365,000
Long-Term Lease Receivable                                                  539,600               827,300
Other Assets                                                              3,677,200             4,730,700
----------------------------------------------------------------- --------------------- ---------------------

              Total Assets                                            $  23,378,200         $  22,650,100
----------------------------------------------------------------- --------------------- ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                 $      60,100         $     363,700
     Accrued Expenses                                                       954,800             1,184,700
     Deferred Revenue                                                            --               750,000
     Short-Term Note Payable                                                750,000               750,000
     Current Portion Lease Payable                                          269,200               269,200
----------------------------------------------------------------- --------------------- ---------------------

         Total Current Liabilities                                        2,034,100             3,317,600
----------------------------------------------------------------- --------------------- ---------------------

Long-Term Lease Payable                                                     351,000               562,900
----------------------------------------------------------------- --------------------- ---------------------

Stockholders' Equity:
     Common Stock, $.001 Par Value                                           48,000                42,500
     Additional Paid-In Capital                                         150,631,400           140,777,200
     Less: Common Treasury Shares at Cost                                        --               (13,800)
     Accumulated Deficit                                               (129,686,300)         (122,036,300)
----------------------------------------------------------------- --------------------- ---------------------

         Total Stockholders' Equity                                      20,993,100            18,769,600
----------------------------------------------------------------- --------------------- ---------------------

              Total Liabilities and Stockholders' Equity              $  23,378,200         $  22,650,100
----------------------------------------------------------------- --------------------- ---------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------

OPERATING REVENUE:

Product Sales, Product Development and
     Licensing Agreements                                             $      297,700        $     411,300
----------------------------------------------------------------- --------------------- ---------------------

OPERATING EXPENSE:

Research and Development                                                  1,855,500             1,764,900
General and Administrative                                                  791,800               795,500
Amortization of Goodwill                                                    318,900               133,000
Charge for Purchased In-Process Research and Development                         --            44,630,000
----------------------------------------------------------------- --------------------- ---------------------

     Total Operating Expense                                              2,966,200            47,323,400
----------------------------------------------------------------- --------------------- ---------------------

Operating Loss                                                           (2,668,500)          (46,912,100)

Non-Operating Income, Net                                                   116,500               144,000
----------------------------------------------------------------- --------------------- ---------------------

Net Loss                                                              $  (2,552,000)        $ (46,768,100)
----------------------------------------------------------------- --------------------- ---------------------

Basic and Diluted Net Loss Per Common Share                           $      (0.06)         $      (1.35)
----------------------------------------------------------------- --------------------- ---------------------

Weighted Average Common Shares Outstanding                               43,134,600            34,722,000
----------------------------------------------------------------- --------------------- ---------------------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------

OPERATING REVENUE:

Product Sales, Product Development and
     Licensing Agreements                                             $   1,483,500         $   1,082,200
----------------------------------------------------------------- --------------------- ---------------------

OPERATING EXPENSE:

Research and Development                                                  5,693,900             4,235,700
General and Administrative                                                2,736,000             2,107,200
Amortization of Goodwill                                                  1,138,500               133,000
Charge for Purchased In-Process Research and Development                         --            44,630,000
Legal Settlement                                                                 --              (165,600)
----------------------------------------------------------------- --------------------- ---------------------

     Total Operating Expense                                              9,568,400            50,940,300
----------------------------------------------------------------- --------------------- ---------------------

Operating Loss                                                           (8,084,900)          (49,858,100)

Non-Operating Income, Net                                                   434,900               374,000
----------------------------------------------------------------- --------------------- ---------------------

Net Loss                                                              $  (7,650,000)        $ (49,484,100)
----------------------------------------------------------------- --------------------- ---------------------

Basic and Diluted Net Loss Per Common Share                           $      (0.18)         $      (1.65)
----------------------------------------------------------------- --------------------- ---------------------

Weighted Average Common Shares Outstanding                               42,732,400            30,025,900
----------------------------------------------------------------- --------------------- ---------------------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVANT IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                          1999                  1998
----------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $  (7,650,000)        $ (49,484,100)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
         Depreciation and Amortization                                    1,692,900               428,800
         Write-off of Capitalized Patent Costs                                   --                12,300
         Gain on Sale of Equipment                                               --               (20,000)
         Returned Stock                                                          --              (165,600)
         Charge for Purchased In-Process Research and
                 Development                                                     --            44,630,000
     Net Change in Current Assets and Current Liabilities                (1,294,600)           (3,223,600)
----------------------------------------------------------------- --------------------- ---------------------

Net Cash Used by Operating Activities                                    (7,251,700)           (7,822,200)
----------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                 (580,400)             (149,200)
     Proceeds from the Sale of Equipment                                         --                23,000
     Redemption of Marketable Securities                                  4,903,100             1,500,700
     Other Noncurrent Assets                                               (133,000)             (281,100)
     (Increase) Decrease in Restricted Cash                                 100,000              (670,000)
     Cash Received from Purchase of Virus Research
               Institute, Inc.                                                    --             4,391,500
----------------------------------------------------------------- --------------------- ---------------------

Net Cash Provided by Investing Activities                                 4,289,700             4,814,900
----------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options                                 28,100                10,300
     Net Proceeds from Stock Issuance                                     9,845,400             3,711,200
----------------------------------------------------------------- --------------------- ---------------------

     Net Cash Provided by Financing Activities                            9,873,500             3,721,500
----------------------------------------------------------------- --------------------- ---------------------

Increase in Cash and Cash Equivalents                                     6,911,500               714,200

Cash and Cash Equivalents at Beginning of Period                          8,937,200             6,436,300
----------------------------------------------------------------- --------------------- ---------------------

Cash and Cash Equivalents at End of Period                            $  15,848,700         $   7,150,500
----------------------------------------------------------------- --------------------- ---------------------

Supplemental Cash Flow Information
Non-cash Investing Activities:
        Securities Issued for Acquisition of Virus Research
        Institute, Inc.                                               $          --          $  60,665,500



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


(1) NATURE OF BUSINESS

         AVANT Immunotherapeutics, Inc. ("AVANT" or the "Company") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. The Company's lead therapeutic program is focused on compounds that inhibit the inappropriate activity of the complement cascade which is a vital part of the body's immune defense system. The Company is also engaged in the development of Therapore-TM-, a novel system for the delivery of immunotherapeutics for chronic viral infections and certain cancers. The Company and its collaborators are developing vaccines using proprietary adjuvants for the prevention of influenza, Lyme disease, and respiratory syncytial virus
(RSV). The Company is also developing its own proprietary vaccine for the management of atherosclerosis and, in a further collaboration, is developing an oral human rotavirus vaccine.

         The condensed consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, T Cell Diagnostics, Inc. All intercompany transactions have been eliminated.


(2) INTERIM FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 include the consolidated accounts of the Company, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at September 30, 1999 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for any future interim period or for the full year.

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


(3) ISSUANCE OF COMMON STOCK

         In September 1999, the Company completed a private placement of approximately 5,459,400 shares of common stock to institutional investors at $1.92 per share. Net proceeds from the offering totaled approximately $9,838,700. The Company believes that cash inflows from existing SBIR grants and collaborations, interest income from invested funds and its current cash and cash equivalents, which includes the proceeds from the private placement, will be sufficient to meet estimated working capital requirements and fund operations through 2000. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies, and the timing and scope of collaborative arrangements.

(4) NET LOSS PER SHARE

         Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period. The Company has excluded 5,329,896 and 5,356,667 of potential common stock shares from the calculation of diluted weighted average share amounts for the three and nine month periods ended September 30, 1999 and 1998 respectively, as its inclusion would have been anti-dilutive.

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

         During the quarter ended September 30, 1999, the Company initiated an open-label, Phase I/II clinical trial of its lead investigational drug, the complement inhibitor TP10. The trial is being conducted in 15 infants (under 12 months of age) undergoing cardiac surgery for congenital heart defects. The study, which is being conducted at Duke University Medical Center, will evaluate the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits (CPB), thus potentially improving post-operative outcome.

         In August 1999, the Company announced that Innogenetics, Inc. ("Innogenetics"), a subsidiary of Innogenetics NV, acquired the Company's TRAx product line, including TRAx CD4, a diagnostic product used to measure the number of CD4 cells in blood for HIV patients. The Company will receive a combination of cash and royalty payments from Innogenetics in exchange for the worldwide rights to sell, market and manufacture the TRAx product line, as well as the patent and trademark portfolio.

         In July 1999, Novartis Pharma AG, Basel, Switzerland ("Novartis") exercised its option to license TP10 following extensive preclinical testing of TP10 in its transplantation models. The exercise triggers a $6 million equity investment and license payment, which the Company anticipates will occur during the first quarter of 2000, subject to certain conditions being met. In October 1997, the Company had entered into an option agreement with Novartis relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human organs into humans). The agreement granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation.

         The Company received a milestone payment from SmithKline Beecham ("SB") in June 1999 based on successful completion of a Phase II efficacy study in infants of the Company's oral rotavirus vaccine and establishment of a commercially viable process for manufacture of the vaccine. During 1997, the Company established the collaboration with SB to develop and commercialize the Company's rotavirus vaccine. Following the completion of the Phase II study, SB has assumed responsibility for and will fund all subsequent clinical and other development activities. The Company will be entitled to receive milestone payments and royalties on vaccine sales under the agreement which grants SB exclusive worldwide marketing rights to the rotavirus vaccine.

         In September 1999, the Company completed a private placement of approximately 5,459,400 shares of AVANT common stock at $1.92 per share. Net proceeds from the common stock issuance totaled approximately $9,838,700.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998 -- The Company reported a consolidated net loss of $2,552,000, or $.06 per share, for the quarter ended September 30, 1999, compared to a net loss of $46,768,100, or $1.35 per share, for the quarter ended September 30, 1998. The net loss for the quarter ended September 30, 1998 includes a charge of $44,630,000 for purchased in-process research and development ("IPR&D") related to the acquisition of VRI in August 1998. Excluding the charge for IPR&D in 1998, the net loss for the third quarter of 1999 increased $413,900, or 19.4%, to $2,552,000, or $.06 per share, from $2,138,100, or $.06 per share. The increase in net loss for the third quarter of 1999 compared to the third quarter of 1998 is primarily due to the increase in operating expense resulting from the acquisition of VRI combined with an increase in the amortization of goodwill from $133,000 for the quarter ended September 30, 1998, which reflects amortization from August 21, 1998, the date of acquisition of VRI, through the end of that quarter, to $318,900 for the same quarter in 1999.

         Total operating revenue declined $113,600, or 27.6%, to $297,700 for the quarter ended September 30, 1999 compared to $411,300 for the quarter ended September 30, 1998 primarily due to a reduction in amounts received in connection with Small Business Innovation Research ("SBIR") grants.

         Excluding the $44,630,000 charge for IPR&D in the third quarter of 1998, total operating expense increased $272,800, or 10.1%, to $2,966,200 for the third quarter of 1999 compared to $2,693,400 for the third quarter of 1998. The increase in operating expense is primarily due to expanded operations resulting from the acquisition of VRI combined with the increase in the amortization of goodwill. Research and development expense increased $90,600, or 5.1%, to $1,855,500 for the third quarter of 1999 compared to $1,764,900 for the same quarter of 1998. The increase in research and development expense is due to increased spending associated with the Company's vaccine for the management of atherosclerosis which began human clinical trials during the second quarter of 1999 combined with costs attributable to the Company's Therapore-TM- and novel polymer vaccine delivery system programs. General and administrative expense declined $3,700, or 0.5%, to $791,800 for the third quarter of 1999, compared to $795,500 for the third quarter of 1998. Included in general and administrative expense for the quarter ended September 30, 1999 is a gain on the sale of the Company's TRAx-Registered Trademark product line. Excluding this gain, general and administrative expense increased slightly, primarily due to increased patent legal costs.

         Non-operating income, consisting solely of interest income, decreased $27,500, or 19.1%, to $116,500 for the third quarter of 1999 compared to $144,000 for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 -- The Company reported a net loss of $7,650,000, or $0.18 per share, for the nine months ended September 30, 1999, compared to a net loss of $49,484,100, or $1.65 per share, for the nine months ended September 30, 1998. Included in the net loss for 1998 is a charge of $44,630,000 for purchased IPR&D related to the acquisition of VRI in August 1998. Excluding the charge for IPR&D in 1998, the net loss of the Company increased $2,795,900, or 57.6%, to $7,650,000, or $0.18 per share, for the nine month period ended September 30, 1999 from $4,854,100, or $0.16 per share, for the same period in 1998.

         Total operating revenue increased $401,300, or 37.1%, to $1,483,500 for the nine month period ended September 30, 1999 compared to $1,082,200 for the same period in 1998. The increase is primarily due to a milestone payment received in 1999 under the Company's agreement with SB based on the Company's successful completion of a Phase II efficacy study of its oral rotavirus vaccine and SB's establishment of a commercially viable manufacturing process for the vaccine. Partially offsetting this increase is a reduction in revenue derived from SBIR grants.

         Excluding the $44,630,000 charge for IPR&D in 1998, total operating expense increased $3,258,100, or 51.6%, to $9,568,400 for the nine months ended September 30, 1999 compared to $6,310,300 for the nine months ended September 30, 1998. The increase in operating expense is primarily due to expanded operations resulting from the acquisition of VRI combined with an increase in goodwill amortization of $1,005,500, or 756.0%, from $133,000 for the period ended September 30, 1998 to $1,138,500 for the period ended September 30, 1999. Research and development expense increased $1,458,200, or 34.4%, to $5,693,900 compared to $4,235,700 for the same period in 1998, primarily due to increased spending associated with the Company's vaccine for the management of atherosclerosis which began human clinical trials during the second quarter of 1999, combined with costs attributable to the Company's Therapore-TM- and novel polymer vaccine delivery system programs. General and administrative expense increased $628,800, or 29.8%, to $2,736,000 for the nine months ended September 30, 1999, compared to $2,107,200 for same period last year, primarily due to increased patent legal expense combined with increased corporate development and administrative support costs.

         Non-operating income increased $60,900, or 16.3%, to $434,900 for the nine months ended September 30, 1999 compared to $374,000 for the nine months ended September 30, 1998. Interest income increased $79,500, or 22.4%, to $434,900 for the nine months ended September 30, 1999, compared to $355,400 for the nine months ended September 30, 1998. The increase in interest income is primarily due to higher cash balances during the first half of 1999 compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company ended the third quarter of 1999 with cash and cash equivalents of $15,848,700, compared to cash, cash equivalents and marketable securities of $13,840,300 at December 31, 1998. The increase in cash is primarily attributable to the cash received from the private placement in September 1999, offset by net cash used in operations of $7,251,700 as well as cash used for the acquisition of property and equipment of $580,400 for the nine months ended September 30, 1999. In July 1999, Novartis exercised its option to license TP10 following extensive preclinical testing of TP10 in its transplantation models. The exercise triggers a $6 million equity investment and license payment, which the Company anticipates will occur during the first quarter of 2000, subject to certain conditions being met. In September 1999, the Company completed a private placement of approximately 5,459,400 shares of common stock at a price of $1.92 per share. Net proceeds from that private placement totaled approximately $9,838,700. In March 1998, the Company completed a private placement of approximately 2,043,000 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from that private placement totaled approximately $3,699,900.

         The Company believes that cash inflows from existing SBIR grants and collaborations, interest income from invested funds, and its current cash and cash equivalents, net of restricted amounts, will be sufficient to meet estimated working capital requirements and fund operations through 2000. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies, and the scope of collaborative arrangements. The Company has decided to delay clinical trials of a Therapore-TM- -formulated melanoma immunotherapeutic vaccine which had earlier been scheduled for late 1999. During 2000, the Company intends to take steps to raise additional capital by various means including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

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

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

              None

         B.   REPORTS ON FORM 8-K

              During the quarter ended September 30, 1999, the following report on Form 8-K was filed: Form 8-K dated September 21, 1999 reporting the issuance of a press release by AVANT Immunotherapeutics, Inc. announcing the private offering of approximately 5,459,400 unregistered securities at $1.92 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AVANT IMMUNOTHERAPEUTICS, INC.

                                         BY: /s/ UNA S. RYAN
                                             --------------------------------
                                             Una S. Ryan, Ph.D.
                                             President and
                                             Chief Executive Officer

Dated:  November 15, 1999