Form 10-Q
period 2000-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2000-05-12
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-15006

                         AVANT IMMUNOTHERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)


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
                                      ---    ---


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

                                                        Shares Outstanding as
              Class                                          of May 08, 2000
    -----------------------------                            ---------------
    Common Stock, $.001 par value                                 50,084,334



                        Exhibit index located on page 14

                         AVANT IMMUNOTHERAPEUTICS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
PART I -- FINANCIAL INFORMATION
    Consolidated Balance Sheet at March 31, 2000 and December 31, 1999........3


    Consolidated Statement of Operations for the Three Months Ended
         March 31, 2000 and 1999..............................................4

    Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999..............................................5


    Notes to Consolidated Financial Statements................................6

    Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8


PART II -- OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.......................................................12
         (b)  Reports on Form 8-K............................................12

    Signatures...............................................................13

    Index to Exhibits........................................................14

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET

                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                MARCH 31,          DECEMBER 31,
                                                                  2000                 1999
===================================================================================================
ASSETS                                                        (unaudited)
Current Assets:
     Cash and Cash Equivalents                              $ 18,761,600          $ 13,619,000
     Current Portion Lease Receivable                            431,700               431,700
     Prepaid Expenses and Other Current Assets                   506,100               439,000
---------------------------------------------------------------------------------------------------

     Total Current Assets                                     19,699,400            14,489,700
---------------------------------------------------------------------------------------------------

Property and Equipment, Net                                    1,165,900             1,256,800
Restricted Cash                                                       --               217,000
Long-Term Lease Receivable                                       287,800               395,700
Other Assets                                                   3,410,500             3,523,500
---------------------------------------------------------------------------------------------------

       Total Assets                                         $ 24,536,600          $ 19,882,700
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                       $    362,400          $    575,300
     Accrued Expenses                                          1,036,200             1,331,500
     Current Portion Deferred Revenue                            615,400                    --
     Current Portion Lease Payable                               293,700               293,700
---------------------------------------------------------------------------------------------------

     Total Current Liabilities                                 2,307,700             2,200,500
---------------------------------------------------------------------------------------------------

Long-Term Deferred Revenue                                     2,923,100                    --
Long-Term Lease Payable                                          195,800               269,200

Stockholders' Equity:
     Common Stock, $.001 Par Value; 75,000,000 Shares
       Authorized; 50,084,000 Issued and Outstanding at
       March 31, 2000 and 48,127,400 Issued and
       Outstanding at December 31, 1999                           50,100                48,100
     Additional Paid-In Capital                              154,555,700           150,710,300
     Accumulated Deficit                                    (135,468,800)         (133,345,400)
---------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                               19,137,000            17,413,000
---------------------------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity           $ 24,536,600          $ 19,882,700
===================================================================================================

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                     MARCH 31,            MARCH 31,
                                                        2000                 1999
=====================================================================================
OPERATING REVENUE:
Product Development and
   Licensing Agreements                            $   153,800           $   337,900
-------------------------------------------------------------------------------------

OPERATING EXPENSE:
Research and Development                             1,817,300             1,798,800
General and Administrative                           1,102,400             1,062,100
Legal Settlements                                     (500,000)                   --
Amortization of Goodwill                               137,300               409,800
-------------------------------------------------------------------------------------

Total Operating Expenses                             2,557,000             3,270,700
-------------------------------------------------------------------------------------

Operating Loss                                      (2,403,200)           (2,932,800)

Non-Operating Income, Net                              279,800               191,000
-------------------------------------------------------------------------------------

Net Loss                                           $(2,123,400)          $(2,741,800)
=====================================================================================


Basic and Diluted Net Loss Per Common Share        $     (0.04)          $     (0.06)
=====================================================================================


Weighted Average Common Shares Outstanding          49,799,100            42,526,300
=====================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)


                                                             MARCH 31,             MARCH 31,
                                                               2000                   1999
=================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                              $ (2,123,400)        $  (2,741,800)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
          Depreciation and Amortization                         322,600               561,000
     Changes in Assets and Liabilities:
       Prepaid Expenses and Other Current Assets                (67,100)               (5,700)
       Accounts Payable and Accrued Expenses                   (508,200)               51,100
       Deferred Revenue                                       3,538,500              (250,000)
       Lease Receivable                                         107,900                51,900
       Lease Payable                                            (73,400)              (48,900)
-------------------------------------------------------------------------------------------------

        Net Cash Provided by (Used in) Operating Activities   1,196,900            (2,382,400)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                      (45,700)             (482,000)
     Redemption of Marketable Securities                             --             4,903,100
     Decrease in Restricted Cash                                217,000                40,000
     Increase in Patents and Licenses                           (73,000)              (49,700)
-------------------------------------------------------------------------------------------------

        Net Cash Provided by Investing Activities                98,300             4,411,400
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the Exercise of Stock Options              1,305,200                16,300
     Proceeds from the Exercise of Warrants                     234,500                   --
     Net Proceeds from Stock Issuance                         2,307,700                   600
-------------------------------------------------------------------------------------------------

        Net Cash Provided by Financing Activities             3,847,400                16,900
-------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                         5,142,600             2,045,900

Cash and Cash Equivalents at Beginning of Period             13,619,000             8,937,200
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                 $ 18,761,600         $  10,983,100
=================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


(1)      NATURE OF BUSINESS

         AVANT Immunotherapeutics, Inc. ("AVANT") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. Our lead therapeutic program is focused on compounds that inhibit the inappropriate activity of the complement cascade, a vital part of the body's immune defense system. AVANT is also developing on its own a proprietary therapeutic vaccine for the management of atherosclerosis and Therapore(TM), a novel system for the delivery of immunotherapeutics for chronic viral infections and certain cancers. AVANT and its collaborators are developing vaccines using the proprietary adjuvants, Adjumer(R) and Micromer(R), for the prevention of respiratory syncytial virus (RSV), Lyme disease and several other vaccine targets. Through additional collaboration, we are also developing an oral human rotavirus vaccine and a cholera vaccine.

         The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Polmerix, Inc. All intercompany transactions have been eliminated.


(2)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements for the three months ended March 31, 2000 and 1999 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at March 31, 2000 and December 31, 1999, the results of operations for the quarters ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of results for any future interim period or for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in AVANT's Annual Report on Form 10-K for the year ended December 31, 1999.


         Certain amounts in the 1999 results for the quarter ended March 31, 1999 have been reclassified to provide consistent presentation with the 2000 results for the quarter ended March 31, 2000.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment includes the following:

                                                                   March 31,          December 31,
                                                                     2000                 1999
                                                            ===========================================
     Laboratory Equipment                                         $  2,598,200         $  2,595,400
     Office Furniture and Equipment                                  1,218,000            1,176,800
     Leasehold Improvements                                            939,800              938,100
                                                            -------------------------------------------
     Property and Equipment, Total                                   4,756,000            4,710,300
     Less Accumulated Depreciation and Amortization                 (3,590,100)          (3,453,500)
                                                            -------------------------------------------
                                                                  $  1,165,900         $  1,256,800
                                                            ===========================================


(4)      OTHER ASSETS

         Other assets include the following:

                                                                   March 31,          December 31,
                                                                     2000                 1999
                                                            ===========================================
     Capitalized Patent Costs                                  $   2,174,300         $   2,101,300
     Accumulated Amortization                                       (764,000)             (715,300)
                                                            -------------------------------------------

     Capitalized Patent Costs, Net                                 1,410,300             1,386,000
     Goodwill and Other Intangible Assets, Net of
        Accumulated Amortization of $1,959,600
        and $1,822,200                                             1,876,200             2,013,500
     Other Non Current Assets                                        124,000               124,000
                                                            -------------------------------------------
                                                               $   3,410,500         $   3,523,500
                                                            ===========================================


(5)      COMMON STOCK

         In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million payment by Novartis which was received by AVANT in January 2000. The payment included an equity investment of $2,307,700 for 1,439,496 shares of our common stock at $1.60 per share and a license fee of $3,692,300. We are amortizing the license fee over twenty-four quarters, the projected development period for the licensed field.


(6)      NET INCOME (LOSS) PER SHARE

         Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period. We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month periods ended March 31, 2000 and 1999 as its inclusion would have been anti-dilutive.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS CONTAINED IN THE FOLLOWING, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THAT ARE NOT HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY AVANT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO: (I) OUR ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES, AND COMMERCIALIZATION;
(II) OUR ABILITY TO OBTAIN SUBSTANTIAL ADDITIONAL FUNDING; (III) OUR ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS; (IV) OUR ABILITY TO ATTRACT MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS AND OTHER STRATEGIC ALLIANCES; AND (V) OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS BEFORE OUR COMPETITORS.


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

ACQUISITION

         On August 21, 1998, we acquired Virus Research Institute, Inc. ("VRI"), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. AVANT issued 14,036,400 shares and warrants to purchase 1,811,200 shares of it's common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares and .20 of a warrant to purchase one share of AVANT's common stock for each share of VRI common stock. The acquisition has been accounted for as a purchase. Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The excess of the purchase price over the tangible assets acquired was assigned to collaborative relationships, work force and goodwill and is being amortized on a straight line basis over 12 to 60 months. An allocation of $44,630,000 was made to in-process research and development ("IPR&D") which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. The amount was charged as an expense in our financial statements during the third quarter of 1998.

NEW DEVELOPMENTS

         COMPLEMENT INHIBITORS: In 1997, we entered into an agreement with Novartis relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human organs into humans). We granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation. In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. In December 1999, the Novartis agreement was amended to include marketing rights for Japan. The decision to license TP10 resulted in a $6 million equity investment and license payment by Novartis which was received by AVANT in January 2000. Under the agreement, we may receive additional milestone payments of up to $14 million upon attainment of certain development and regulatory goals.
We will also be entitled to royalties on product sales under the agreement.

         We have elected to independently develop and commercialize TP10 for pediatric cardiac surgery. In September 1999, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial will evaluate the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. Patient enrollment in this Phase I/II trial was completed in January 2000. In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery. We expect to initiate a pivotal
Phase III trial in this indication around the end of 2000. AVANT additionally plans to refine the TP10 dosing regimen in additional infants prior to starting the Phase III study.

         We also plan to initiate Phase II trials for adult cardiac surgery during the second half of 2000, with an expectation to partnering that program when additional clinical data are available.

         ATHEROSCLEROSIS TREATMENT VACCINE: We are developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP") which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL and LDL. We are developing a vaccine (CETi-1) to stimulate an immune response against CETP which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions. In June 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study is to demonstrate the safety of single administrations of the vaccine at four different dosage strengths. Patient enrollment in this Phase I trial was completed in February 2000. We plan to initiate a Phase II study during the second half of 2000. As clinical data becomes available, we plan to seek a corporate partner to complete development and to commercialize the vaccine.

         ROTAVIRUS VACCINE: Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, we licensed our oral rotavirus vaccine to SmithKline Beecham plc ("SmithKline"). In 1999, after our Phase II study demonstrated 89% protection in a study involving 215 infants, SmithKline paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. SmithKline has initiated Phase I/II bridging studies in Europe using its newly manufactured rotavirus vaccine, called Rotarix(TM), and is now planning to start Phase III safety and efficacy studies in 2001 after review with health authorities. Assuming product development and commercialization continues satisfactorily, SmithKline will pay us additional milestones and a royalty based on sales.

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

RESULTS OF OPERATIONS

               Three Month Period Ended March 31, 2000 as Compared
                With the Three Month Period Ended March 31, 1999
             -------------------------------------------------------

         AVANT reported consolidated net loss of $2,123,400, or $.04 per share, for the first quarter ended March 31, 2000, compared with a net loss of $2,741,800, or $.06 per share, for the first quarter ended March 31, 1999. The weighted average common shares outstanding used to calculate net loss per common share was 49,799,100 in 2000 and 42,526,300 in 1999.

         OPERATING REVENUE: Total operating revenue decreased $184,100, or 54.5%, to $153,800 for the first quarter of 2000 compared to $337,900 for the first quarter of 1999. This decrease is due primarily to timing differences in revenue recognition of option and license payments from Novartis between quarterly periods. During the first quarter of 1999, AVANT recognized revenue from a Novartis option payment which was amortized over the option term. During the first quarter of 2000, AVANT received a license payment from Novartis which is being recognized over the projected development period of the licensed field.

         OPERATING EXPENSE: Total operating expense decreased $713,700, or 21.8%, to $2,557,000 for the first quarter of 2000 compared to $3,270,700 for the first quarter of 1999. The decrease in total operating expense is primarily due to the receipt of legal settlement payments and the reduction of goodwill amortization by $272,500 in the first quarter of 2000 compared with the same period last year. Research and development expense increased $18,500, or 1.0%, to $1,817,300 for the first quarter of 2000 compared to $1,798,800 for the first quarter of 1999. The increase in research and development expense is due to a increase in laboratory supplies and services expenses. General and administrative expense increased $40,300, or 3.8%, to $1,102,400 for the first quarter of 2000 compared to $1,062,100 for the first quarter of 1999. The increase is primarily attributed to increased general and patent legal expenses combined with increased corporate development and investor relations costs. During the quarter, we received legal settlement payments totaling $500,000 from the resolution of disputes arising from contractual arrangements.

         NON-OPERATING INCOME, NET: Non-operating income increased $88,800, or 46.5%, to $279,800 for the first quarter of 2000 compared to $191,000 for the first quarter of 1999. The increase is primarily due to an increase in interest income as a result of higher interest rates and higher average cash balances during the first quarter of 2000 compared to the first quarter of 1999.

LIQUIDITY AND CAPITAL REOURCES

         AVANT ended the first quarter of 2000 with cash and cash equivalents of $18,761,600 compared to cash and cash equivalents of $13,619,000 at December 31, 1999. Cash provided by operations was $1,196,900 in the first quarter of 2000 compared to $2,382,400 used in operations in the first quarter of 1999.

         In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million payment by Novartis which was received by AVANT in January 2000. The payment included an equity investment of $2,307,700 and a license fee of $3,692,300.

         Also, during the first quarter of 2000, AVANT raised approximately $1,305,200 and $244,500 in additional equity investment through the exercise of stock options and warrants, respectively.

         AVANT believes that cash inflows from existing collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2000 and into the first half of 2001. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements. During 2000, we expect to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

YEAR 2000

         THE STATEMENTS IN THIS SECTION INCLUDE THE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT. THIS SECTION CONTAINS CERTAIN STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. AVANT'S YEAR 2000 READINESS, AND THE EVENTUAL AFFECTS OF THE YEAR 2000 ON AVANT MAY BE MATERIALLY DIFFERENT THAN CURRENTLY PROJECTED. THIS MAY BE DUE TO, AMONG OTHER THINGS, THE INABILITY OF AVANT OR OF KEY THIRD PARTIES WITH WHOM WE HAVE A SIGNIFICANT BUSINESS RELATIONSHIP TO ACHIEVE OR MAINTAIN YEAR 2000 READINESS.

         The "Year 2000" issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate data or cause a system to fail, resulting in business interruption. Through the first four months of the year 2000,

 AVANT's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem discussed above. Costs associated with modifications made by AVANT to be Year 2000 compliant were immaterial. There can be no assurance, however, that a failure by another company's system to be Year 2000 compliant would not have a material adverse affect on our business, operating results and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISE

         In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments.




PART II -- OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.1  Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVANT IMMUNOTHERAPEUTICS, INC.


                                   BY:



Dated:  May 09, 2000               /s/ Una S. Ryan
                                       -----------------------------------
                                          Una S. Ryan, Ph.D.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Dated:  May 09, 2000               /s/ Avery W. Catlin
                                       -----------------------------------
                                          Avery W. Catlin
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit Number       Description
--------------       -----------


27.1                 Financial Data Schedule.