Form 10-K/A
period 1999-12-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2000-07-25
CIK 744218

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates as of March 10, 2000 was $657,749,278 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. The number of shares of common stock outstanding at March 10, 2000 was: 50,012,800 shares.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS CONTAINED IN THIS REPORT: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, THAT ARE NOT HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE REGISTRANT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED
TO: (i) THE REGISTRANT'S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES, AND COMMERCIALIZATION;
(ii) THE REGISTRANT'S ABILITY TO OBTAIN SUBSTANTIAL ADDITIONAL FUNDING; (iii) THE REGISTRANT'S ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS; (iv) THE REGISTRANT'S ABILITY TO ATTRACT MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS AND OTHER STRATEGIC ALLIANCES; AND (v) THE REGISTRANT'S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS.

AVANT Immunotherapeutics, Inc. (the "Company") hereby amends Part II, Item 8 of its Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 28, 2000. The only purpose of this amendment is to correct a typographical error made in dating the Report of the Independent Accountants. This amended annual report on Form 10-K/A does not reflect any changes in the Company's reported consolidated financial condition or results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                             Page

       Index to Consolidated Financial Statements and Supplementary Schedules                   3

       Report of Independent Accountants                                                        4

       Consolidated Balance Sheet at December 31, 1999 and                                      5
          December 31, 1998

       Consolidated Statement of Operations for the Years Ended                                 6
          December 31, 1999, December 31, 1998 and December 31, 1997

       Consolidated Statement of Stockholders' Equity for the Years Ended                       7
          December 31, 1999, December 31, 1998 and December 31, 1997

       Consolidated Statement of Cash Flows for the Years Ended                                 8
          December 31, 1999, December 31, 1998, and December 31, 1997

       Notes to Consolidated Financial Statements                                               9

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 14, 2000

CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,        DECEMBER 31,
                                                                         1999                1998
====================================================================================================
ASSETS

Current Assets:
    Cash and Cash Equivalents                                       $  13,619,000      $   8,937,200
    Marketable Securities                                                    --            4,903,100
    Current Portion Restricted Cash                                          --              750,000
    Current Portion Lease Receivable                                      431,700            395,700
    Prepaid and Other Current Assets, Net                                 439,000            629,700
----------------------------------------------------------------------------------------------------
       Total Current Assets                                            14,489,700         15,615,700

Property and Equipment, Net                                             1,256,800          1,111,400
Restricted Cash                                                           217,000            365,000
Long-Term Lease Receivable                                                395,700            827,300
Other Assets                                                            3,523,500          4,730,700
----------------------------------------------------------------------------------------------------

       Total Assets                                                 $  19,882,700      $  22,650,100
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                $     575,300      $     363,700
    Accrued Expenses                                                    1,331,500          1,184,700
    Deferred Revenue                                                         --              750,000
    Short-Term Note Payable                                                  --              750,000
    Current Portion Lease Payable                                         293,700            269,200
----------------------------------------------------------------------------------------------------

       Total Current Liabilities                                        2,200,500          3,317,600
----------------------------------------------------------------------------------------------------

Long-Term Lease Payable                                                   269,200            562,900
----------------------------------------------------------------------------------------------------

Commitments and Contingent Liabilities (Notes 3 and 13)

Stockholders' Equity:
    Common Stock, $.001 Par Value 75,000,000 Shares Authorized;
       48,127,400 Issued and Outstanding at December 31, 1999;
       42,512,400 Issued and 42,508,600 Outstanding at
          December 31, 1998                                                48,100             42,500
    Additional Paid-In Capital                                        150,710,300        140,777,200
    Less:  0 and 3,800 Common Treasury Shares at Cost at
       December 31, 1999 and 1998, respectively                              --              (13,800)
    Accumulated Deficit                                              (133,345,400)      (122,036,300)
----------------------------------------------------------------------------------------------------

       Total Stockholders' Equity                                      17,413,000         18,769,600
----------------------------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity                   $  19,882,700      $  22,650,100
====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

                                                             YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                             DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                                1999             1998              1997
===========================================================================================================
OPERATING REVENUE:
Product Development and
    Licensing Agreements                                   $  1,483,500      $  2,094,500      $  1,147,600
Product Sales                                                      --              55,900            44,500
-----------------------------------------------------------------------------------------------------------
       Total Operating Revenue                                1,483,500         2,150,400         1,192,100
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:

Research and Development                                      7,871,800         5,703,100         5,256,900
General and Administrative                                    4,280,200         3,808,100         3,472,900
Cost of Product Sales                                              --              22,300            21,000
Charge for Purchased In-Process Research & Development             --          44,630,000              --
Legal Settlement                                                   --            (165,600)        6,108,800
Amortization of Goodwill                                      1,275,800           546,400              --
-----------------------------------------------------------------------------------------------------------

       Total Operating Expense                               13,427,800        54,544,300        14,859,600
-----------------------------------------------------------------------------------------------------------

Operating Loss                                              (11,944,300)      (52,393,900)      (13,667,500)

Non-Operating Income, Net                                       635,200           594,200           559,500
-----------------------------------------------------------------------------------------------------------

Net Loss                                                   $(11,309,100)     $(51,799,700)     $(13,108,000)
===========================================================================================================

Basic and Diluted Net Loss Per Common Share                $      (0.26)     $      (1.56)     $      (0.52)
===========================================================================================================
Weighted Average Common
    Shares Outstanding                                       44,076,400        33,177,200        25,139,900
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   Common      Additional      Treasury                       Total
                                                    Stock       Paid-In          Stock      Accumulated   Stockholders'
                                      Shares      Par Value     Capital          Cost         Deficit         Equity
=======================================================================================================================
BALANCE AT                            24,965,400    $ 25,000  $  72,791,800     $(69,000)   $ (57,128,600)  $15,619,200
    DECEMBER 31, 1996

Issuance at $1.81 to $2.13
    per Share upon Exercise
    of Stock Options                      12,000          --         22,400           --               --        22,400
Employee Stock Purchase
    Plan Issuance at $1.38 and
    $1.39 per Share                           --          --        (20,700)      33,200               --        12,500
Issuance at $2.50 per Share for
    Settlement of Litigation           1,500,000       1,500      3,748,500           --               --     3,750,000
Compensation Expense Associated
    with Issuance at $1.94 per
    Share                                 10,000          --         19,400           --               --        19,400
Net Loss for the Year
    Ended December 31, 1997                   --          --             --           --      (13,108,000)  (13,108,000)
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT                            26,487,400    $ 26,500  $  76,561,400     $(35,800)   $ (70,236,600)  $ 6,315,500
    DECEMBER 31, 1997

Issuance at $0.60 to $1.81
    per Share upon Exercise
    of Stock Options                      11,400          --         15,300           --               --        15,300
Employee Stock Purchase
    Plan Issuance at $1.65 and
    $1.94 per Share                           --          --        (10,700)      22,000               --        11,300
Returned Shares from Settlement
    of Litigation at $2.50 per Share     (66,300)         --       (165,600)          --               --      (165,600)

Net Proceeds from Stock Issuance       2,043,500       2,000      3,697,800           --               --     3,699,800
Share Issued for Acquisition of
    Virus Research Institute, Inc.    14,036,400      14,000     60,679,000           --               --    60,693,000
Net Loss for the Year
    Ended December 31, 1998                   --          --             --           --      (51,799,700)  (51,799,700)
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT                            42,512,400    $ 42,500  $ 140,777,200     $(13,800)   $(122,036,300)  $18,769,600
    DECEMBER 31, 1998

Issuance at $0.10 to $1.81
    per Share upon Exercise
    of Stock Options                     152,100         100        102,000           --               --       102,100
Employee Stock Purchase
    Plan Issuance at $1.46 to
    $1.78 per Share                        3,500          --         (2,200)      13,800               --        11,600
Net Proceeds from Stock Issuance       5,459,400       5,500      9,833,300           --               --     9,838,800
Net Loss for the Year
    Ended December 31, 1999                   --          --             --           --      (11,309,100)  (11,309,100)
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT                            48,127,400    $ 48,100  $ 150,710,300     $     --    $(133,345,400)  $17,413,000
    DECEMBER 31, 1999
=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       YEAR                YEAR               YEAR
                                                                       ENDED               ENDED              ENDED
                                                                   DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
Increase (Decrease) in Cash and Cash Equivalents                       1999                1998               1997
========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                     $  (11,309,100)      $ (51,799,700)   $  (13,108,000)
       Adjustments to Reconcile Net Loss to Cash
       Used by Operating Activities:
          Depreciation and Amortization                                  1,988,600              989,800          353,800
          Write-off of Capitalized Patent Costs                            105,900              337,000           51,100
          Non-Cash Portion of Litigation Settlement                             --             (165,600)       5,250,000
          Compensation Expense Associated with
              Stock Issuance                                                     --                    --         19,400
          Gain on Sale of Equipment                                              --              (22,300)             --
          Charge for Purchased In-Process Research and
              Development                                                       --           44,630,000               --
       Changes in Assets and Liabilities, Net of Acquisition:
          Current Portion Restricted Cash                                  750,000                   --         (750,000)
          Prepaid and Other Current Assets                                 190,700           (1,529,900)          81,700
          Accounts Payable and Accrued Expenses                            358,400           (1,291,300)        (343,400)
          Deferred Revenue                                                (750,000)                  --          750,000
          Lease Receivable                                                 395,600                   --               --
          Lease Payable                                                   (269,200)                  --               --
------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (8,539,100)          (8,852,000)      (7,695,400)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of Property and Equipment                              (688,500)            (294,800)         (76,900)
       Proceeds from the Sale of Equipment                                      --               25,200               --
       Redemption of Marketable Securities                               4,903,100            4,463,000               --
       Increase in Patents and Licenses                                   (344,200)           (426,000)         (381,200)
       Decrease in Long-Term Restricted Cash, Net                          148,000              160,000          160,000
       Cash Received from Acquisition of Virus Research
           Institute, Inc.                                                      --            4,391,500               --
       Payment of Notes Payable                                           (750,000)            (750,000)              --
       Payment Received on Convertible Note Receivable                          --                   --        1,802,700
       Other                                                                    --               57,600              400
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                3,268,400            7,626,500        1,505,000
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Proceeds from Stock Issuance                                  9,850,400            3,711,100           12,500
       Proceeds from Exercise of Stock Options                             102,100               15,300           22,400
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                9,952,500            3,726,400           34,900
------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                         4,681,800            2,500,900       (6,155,500)

Cash and Cash Equivalents at Beginning of Period                         8,937,200            6,436,300       12,591,800
------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                          $   13,619,000       $   8,937,200    $    6,436,300
------------------------------------------------------------------------------------------------------------------------

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

Obligations for base rent, net of sublease income, under these and other noncancelable operating leases as of December 31, 1999 are approximately as follows:

     Year ending December 31,    2000                                 $   741,200
                                 2001                                     709,200
                                 2002                                     252,100
                                                                      -----------
                                 Total minimum lease payments         $ 1,702,500
                                                                      ===========

Our total rent for all operating leases (including rent expense net of sublease income) was approximately $804,900, $909,500 and $851,400 for the years ended December 31, 1999, 1998 and 1997, respectively.

4.     OTHER ASSETS

Other assets include the following:

                                                                         DECEMBER 31,        DECEMBER 31,
                                                                             1999                1998
                                                                    ========================================

          Capitalized Patent Costs                                       $   2,101,300       $   1,890,300
          Accumulated Amortization                                            (715,300)           (595,500)
                                                                    ----------------------------------------

          Capitalized Patent Costs, Net                                      1,386,000           1,294,800
          Goodwill and Other Intangible Assets, Net of
             Accumulated Amortization of $1,822,200
             and $546,400                                                    2,013,500           3,289,300
          Other Non Current Assets                                             124,000             146,600
                                                                    ----------------------------------------
                                                                         $   3,523,500       $   4,730,700
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

5.     ACCRUED EXPENSES

Accrued expenses include the following:

                                                                          DECEMBER 31,       DECEMBER 31,
                                                                              1999               1998
                                                                    =======================================

          Accrued License Fees                                           $      8,300       $     60,000
          Accrued Payroll and Employee Benefits                               333,200            258,700
          Accrued Clinical Trials                                             409,200            195,500
          Accrued Legal                                                       138,100            263,800
          Other Accrued Expenses                                              442,700            406,700
                                                                    ---------------------------------------

                                                                         $  1,331,500       $  1,184,700
                                                                    =======================================

6.     INCOME TAXES

                                                                     YEAR ENDED DECEMBER 31,
                                                             1999               1998                1997
                                                  ==========================================================
          Income tax benefit:
                 Federal                                $  3,628,500       $ 17,640,500        $  4,539,100
                 State                                       189,000          3,141,500             529,000
                                                  ----------------------------------------------------------
                                                           3,817,500         20,782,000           5,068,100
          Deferred tax assets valuation allowance         (3,817,500)       (20,782,000)         (5,068,100)
                                                  ----------------------------------------------------------

                                                        $          --       $          --        $          --
                                                  ==========================================================

Deferred tax assets are comprised of the following:

                                                                         DECEMBER 31,         DECEMBER 31,
                                                                             1999                 1998
                                                                   ==========================================

          Net Operating Loss Carryforwards                              $   39,851,000       $   36,821,000
          Tax Credit Carryforwards                                           4,742,000            4,427,000
          Other                                                                645,000              172,000
                                                                   ------------------------------------------
          Gross Deferred Tax Assets                                         45,238,000           41,420,000
          Deferred Tax Assets Valuation Allowance                          (45,238,000)         (41,420,000)
                                                                   ------------------------------------------

                                                                        $            --       $            --
                                                                   ==========================================

Reconciliation between the amount of reported income tax expenses and the amount computed using the U.S. Statutory rate of 35% follows:

                                                            1999               1998                1997
                                                  ==========================================================

          Loss at Statutory Rates                      $  (3,866,800)     $ (17,612,200)      $  (4,587,800)
          Research and Development Credits                  (200,000)          (218,700)           (172,100)
          State tax benefit, net of federal tax
               liabilities                                  (747,200)          (514,000)           (591,500)
          Other                                              438,300            190,400             283,300
          Expiration of State NOLS                           558,200            170,800                  --
          In Process R&D                                          --         15,174,200                  --
          Benefit of losses and credits not
               recognized, increase in valuation
               allowance                                   3,817,500          2,809,500           5,068,100
                                                  ----------------------------------------------------------

                                                       $          --      $          --       $          --
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

Warrants outstanding at December 31, 1999 are as follows:

                                                            Exercise
                                          Number of           Price
           Security                        Shares           Per Share          Expiration Date
           ============================================================================================
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

A summary of stock option activity for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                               1999                        1998                        1997
                                    -----------------------------------------------------------------------------------
                                                     Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                                       Price                       Price                       Price
                                        Shares       Per Share      Shares       Per Share       Shares      Per Share
=======================================================================================================================
Outstanding at January 1,             3,354,708        $ 2.65     1,773,242        $ 3.20      2,303,196      $  5.94
Granted                                 557,500          1.60       638,250          1.99        492,750         1.77
Assumed in acquisition                       --         --        1,532,055          2.34             --           --
Exercised                              (152,056)         0.67       (11,355)         1.34        (12,000)        1.86
Canceled                               (621,593)         3.76      (577,484)         2.82     (1,010,704)        8.78
-----------------------------------------------------------------------------------------------------------------------

Outstanding at December 31,           3,138,559        $ 2.34     3,354,708        $ 2.65      1,773,242      $  3.20
=======================================================================================================================

At December 31,
Options exercisable                   2,091,562                   2,542,950                    1,039,437
Available for grant                   2,833,818                   1,095,206                    1,296,716
Weighted average fair value of
   options granted during year                         $ 0.83                      $ 1.10                     $  0.92

The following tables summarize information about the stock options outstanding at December 31, 1999:

                                                                  Options Outstanding
                                   -----------------------------------------------------------------------------------
                                             Number                 Weighted Average            Weighted Average
                                         Outstanding at                Remaining                 Exercise Price
Range of Exercise Prices               December 31, 1999            Contractual Life               per Share
======================================================================================================================
$   0.30 - 0.64                               556,062                      4.46                       $ 0.63
    0.95 - 1.67                               579,477                      8.83                         1.47
    1.81 - 2.06                               686,210                      8.23                         1.91
    2.44 - 3.59                               720,063                      6.41                         2.75
    3.81 - 7.81                               596,747                      4.98                         4.77
----------------------------------------------------------------------------------------------------------------------
$   0.30 - 7.81                             3,138,559                      6.64                       $ 2.34
======================================================================================================================

                                                                                Options Exercisable
                                                               -------------------------------------------------------
                                                                         Number                 Weighted Average
                                                                     Exercisable at              Exercise Price
Range of Exercise Prices                                           December 31, 1999               per Share
======================================================================================================================
$   0.30 - 0.64                                                         556,062                       $ 0.63
    0.95 - 1.67                                                         115,291                         1.58
    1.81 - 2.06                                                         225,711                         1.88
    2.44 - 3.59                                                         597,751                         2.79
    3.81 - 7.81                                                         596,747                         4.77
----------------------------------------------------------------------------------------------------------------------
$   0.30 - 7.81                                                       2,091,562                       $ 2.62
======================================================================================================================

FAIR VALUE DISCLOSURES

Had compensation costs for AVANT's stock compensation plans been determined based on the fair value at the grant dates, consistent with SFAS 123, our net loss, and net loss per share for the years ending December 31, 1999, 1998 and 1997 would be as follows:

                                                     1999                  1998                  1997
       =======================================================================================================
       Net Loss:
            As reported                         $    11,309,100       $    51,799,700       $    13,108,000
            Pro forma                                11,416,700            52,150,800            13,514,100
       Basic and Diluted Net Loss
            Per Share:
            As reported                                 $ 0.26                $ 1.56                $ 0.52
            Pro forma                                     0.26                  1.57                  0.54


The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1999                  1998                  1997
       =======================================================================================================
       Expected dividend yield                             0%                    0%                    0%
       Expected stock price volatility                    63%                   63%                   57%
       Risk-free interest rate                    5.0% - 6.1%           4.5% - 5.6%           5.5% - 6.4%
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

10.    NON-OPERATING INCOME

Non-operating income includes the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                                 1999            1998            1997
                                                           ================================================

          Interest and Dividend Income                       $    635,200    $    571,900    $    577,300
          Gain on Sale of Equipment                                    --          22,300              --
          Loss on Sale of Investments                                  --              --         (17,800)
                                                           ------------------------------------------------

                                                             $    635,200    $    594,200    $    559,500
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

12.    FOREIGN SALES

Product sales were generated geographically as follows:

         NET PRODUCT SALES FOR THE
         TWELVE MONTHS ENDED                 EUROPE         USA         ASIA          OTHER        TOTAL
===========================================================================================================

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

 The acquisition has been accounted for as a purchase. Consequently, the operating results of VRI from the acquisition date have been included in our consolidated results of operations. The purchase price was allocated to the acquired assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

                 Net tangible assets acquired                    $  14,539,000
                 Intangible assets acquired:
                     Work force                                        470,000
                     Collaborative relationships                     1,090,000
                     Goodwill                                        2,275,700
                     In-process technology                          44,630,000
                 ---------------------------------------------------------------------
                 Total                                           $  63,004,700
                 =====================================================================

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

              Year Ended December 31,                          1998                1997
    ==============================================================================================
    Operating Revenue                                    $    2,206,500       $    3,697,600
    Net Loss                                                (13,389,800)         (21,311,500)
    Basic and diluted net loss per share                         (0.32)               (0.54)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.                                                       DATE

by:        s/UNA S. RYAN                                                             July 20, 2000
           -----------------------------
           Una S. Ryan
           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                 TITLE                                       DATE

               s/J. BARRIE WARD          Chairman                                    July 20, 2000
               --------------------
               (J. Barrie Ward)

               s/UNA S. RYAN             President, Chief Executive Officer,         July 20, 2000
               -------------               and Director
               (Una S. Ryan)

               s/AVERY W. CATLIN         Senior Vice President, Chief Financial      July 20, 2000
               --------------------         Officer and Treasurer
               (Avery W. Catlin)

               s/FREDERICK W. KYLE       Director                                    July 20, 2000
               --------------------
               (Frederick W. Kyle)

               --------------------      Director
               (John W. Littlechild)

               --------------------      Director
               (Thomas R. Ostermueller)

               s/HARRY H. PENNER, JR.    Director                                    July 20, 2000
               ----------------------
               (Harry H. Penner, Jr.)

               s/PETER A. SEARS          Director                                    July 20, 2000
               --------------------
               (Peter A. Sears)