Form 10-Q
period 2000-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2000-07-28
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ---------------------------------

                                    FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ___.
                                        ---

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

                                                           Shares Outstanding as
              Class                                          of July 25, 2000
    -----------------------------                            ----------------
    Common Stock, $.001 par value                              54,957,684



                        Exhibit index located on page 16

                         AVANT IMMUNOTHERAPEUTICS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                   Page
PART I -- FINANCIAL INFORMATION

    Consolidated Balance Sheet at June 30, 2000 and December 31, 1999................................3

    Consolidated Statement of Operations for the Three Months Ended
         June 30, 2000 and 1999......................................................................4

    Consolidated Statement of Operations for the Six Months Ended
         June 30, 2000 and 1999......................................................................5

    Consolidated Statement of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999......................................................................6

    Notes to Consolidated Financial Statements.......................................................7

    Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................10


PART II -- OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders....................................14

    Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits..............................................................................14
         (b)  Reports on Form 8-K...................................................................14

    Signatures......................................................................................16

    Index to Exhibits...............................................................................16

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.

                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                        JUNE 30,            DECEMBER 31,
                                                                          2000                  1999
=============================================================================================================
ASSETS                                                                 (unaudited)
Current Assets:
     Cash and Cash Equivalents                                    $     16,058,500      $     13,619,000
     Current Portion Lease Receivable                                      431,700               431,700
     Prepaid Expenses and Other Current Assets                             455,800               439,000
-------------------------------------------------------------------------------------------------------------

     Total Current Assets                                               16,946,000            14,489,700
-------------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                              1,072,600             1,256,800
Restricted Cash                                                                 --               217,000
Long-Term Lease Receivable                                                 179,900               395,700
Other Assets                                                             3,319,100             3,523,500
-------------------------------------------------------------------------------------------------------------

       Total Assets                                               $     21,517,600      $     19,882,700
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                             $        256,400      $        575,300
     Accrued Expenses                                                      813,500             1,331,500
     Current Portion Deferred Revenue                                      615,400                    --
     Current Portion Lease Payable                                         293,700               293,700
-------------------------------------------------------------------------------------------------------------

     Total Current Liabilities                                           1,979,000             2,200,500
-------------------------------------------------------------------------------------------------------------

Long-Term Deferred Revenue                                               2,769,200                    --
Long-Term Lease Payable                                                    118,900               269,200

Stockholders' Equity:
     Common Stock, $.001 Par Value; 75,000,000 Shares
       Authorized; 50,160,500 Issued and Outstanding at
       June 30, 2000 and 48,127,400 Issued and
       Outstanding at December 31, 1999                                     50,200                48,100
     Additional Paid-In Capital                                        154,793,000           150,710,300
     Accumulated Deficit                                              (138,192,700)         (133,345,400)
-------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                         16,650,500            17,413,000
-------------------------------------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity                 $     21,517,600      $     19,882,700
=============================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        JUNE 30,              JUNE 30,
                                                                          2000                  1999
=============================================================================================================

OPERATING REVENUE:
Product Development and
   Licensing Agreements                                               $    153,900          $    847,900
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:
Research and Development                                                 1,962,700             1,820,800
General and Administrative                                               1,041,900             1,100,900
Amortization of Goodwill                                                   137,300               409,800
-------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                 3,141,900             3,331,500
-------------------------------------------------------------------------------------------------------------

Operating Loss                                                          (2,988,000)           (2,483,600)

Non-Operating Income, Net                                                  264,100               127,400
-------------------------------------------------------------------------------------------------------------

Net Loss                                                              $ (2,723,900)         $ (2,356,200)
=============================================================================================================


Basic and Diluted Net Loss Per Common Share                           $      (0.05)         $      (0.06)
=============================================================================================================


Weighted Average Common Shares Outstanding                              50,099,100            42,529,600
=============================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                        JUNE 30,              JUNE 30,
                                                                          2000                  1999
=============================================================================================================

OPERATING REVENUE:
Product Development and
   Licensing Agreements                                               $    307,700          $  1,185,800
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:
Research and Development                                                 3,780,000             3,619,600
General and Administrative                                               2,144,300             2,163,000
Legal Settlements                                                         (500,000)                   --
Amortization of Goodwill                                                   274,600               819,600
-------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                 5,698,900             6,602,200
-------------------------------------------------------------------------------------------------------------

Operating Loss                                                          (5,391,200)           (5,416,400)

Non-Operating Income, Net                                                  543,900               318,400
-------------------------------------------------------------------------------------------------------------

Net Loss                                                              $ (4,847,300)         $ (5,098,000)
=============================================================================================================


Basic and Diluted Net Loss Per Common Share                           $      (0.10)         $      (0.12)
=============================================================================================================


Weighted Average Common Shares Outstanding                              49,949,100            42,528,000
=============================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                        JUNE 30,              JUNE 30,
                                                                          2000                  1999
=============================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                     $    (4,847,300)      $    (5,098,000)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
          Depreciation and Amortization                                   621,300             1,072,000
     Changes in Assets and Liabilities:
       Prepaid Expenses and Other Current Assets                          (16,800)               63,400
       Accounts Payable and Accrued Expenses                             (836,900)             (447,200)
       Deferred Revenue                                                 3,384,600              (500,000)
       Lease Receivable                                                   215,800               179,800
       Lease Payable                                                     (150,300)             (127,100)
-------------------------------------------------------------------------------------------------------------

        Net Cash Used in Operating Activities                          (1,629,600)           (4,857,100)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                (87,800)             (580,400)
     Redemption of Marketable Securities                                       --             4,903,100
     Decrease in Restricted Cash                                          217,000                40,000
     Increase in Patents and Licenses                                    (144,900)              (99,600)
-------------------------------------------------------------------------------------------------------------

        Net Cash Provided by (Used in) Investing Activities               (15,700)            4,263,100
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the Exercise of Stock Options                        1,535,700                17,200
     Proceeds from the Exercise of Warrants                               241,400                    --
     Net Proceeds from Stock Issuance                                   2,307,700                   600
-------------------------------------------------------------------------------------------------------------

        Net Cash Provided by Financing Activities                       4,084,800                17,800
-------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                        2,439,500              (576,200)

Cash and Cash Equivalents at Beginning of Period                       13,619,000             8,937,200
-------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                        $    16,058,500       $     8,361,000
=============================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



(1)      NATURE OF BUSINESS

         AVANT Immunotherapeutics, Inc. ("AVANT") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. Our lead therapeutic program is focused on compounds that inhibit the inappropriate activity of the complement cascade, a vital part of the body's immune defense system. AVANT is also developing on its own a proprietary therapeutic vaccine for the management of atherosclerosis and Therapore(TM), a novel system for the delivery of immunotherapeutics for chronic viral infections and certain cancers. AVANT and its collaborators are developing vaccines using the proprietary adjuvants, Adjumer(R) and Micromer(R), for the prevention of respiratory syncytial virus (RSV), Lyme disease and several other vaccine targets. Through additional collaboration, we are also developing an oral human rotavirus vaccine and an oral cholera vaccine.

         The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Polmerix, Inc. All intercompany transactions have been eliminated.

(2)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2000 and 1999 include the consolidated accounts of AVANT and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 2000 and December 31, 1999, the results of operations for the quarters and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of results for any future interim period or for the full year.

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

(3)      NEW ACCOUNTING PRONOUNCEMENTS

         During April 2000, the Financial Accounting Standards Board issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") No. 25. Among other issues, FIN 44 clarifies (a) the definition of an employee, (b) criteria for determining whether a stock award plan qualifies as non-compensatory, and (c) the accounting consequences of various award modifications. This interpretation became effective July 1, 2000. We evaluated the effects of FIN 44 on our financial position and results of operations and have determined any such effects to be immaterial.

During June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101B defers the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. We are currently evaluating the effects, if any, of SAB 101 on our financial position and results of operations.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment includes the following:

                                                                   June 30,           December 31,
                                                                     2000                 1999
                                                            ===========================================

     Laboratory Equipment                                         $  2,626,600         $  2,595,400
     Office Furniture and Equipment                                  1,232,500            1,176,800
     Leasehold Improvements                                            939,000              938,100
                                                            -------------------------------------------
     Property and Equipment, Total                                   4,798,100            4,710,300
     Less Accumulated Depreciation and Amortization                 (3,725,500)          (3,453,500)
                                                            -------------------------------------------
                                                                  $  1,072,600         $  1,256,800
                                                            ===========================================

(5)      OTHER ASSETS

         Other assets include the following:

                                                                 June 30,            December 31,
                                                                   2000                  1999
                                                          ============================================
     Capitalized Patent Costs                                  $   2,246,300         $   2,101,300
     Accumulated Amortization                                       (790,000)             (715,300)
                                                          --------------------------------------------

     Capitalized Patent Costs, Net                                 1,456,300             1,386,000
     Goodwill and Other Intangible Assets, Net of
        Accumulated Amortization of $2,096,800
        and $1,822,200 at June 30, 2000 and
        December 31, 1999, respectively                            1,738,900             2,013,500
     Other Non Current Assets                                        124,000               124,000
                                                          --------------------------------------------
                                                               $   3,319,200         $   3,523,500
                                                          ============================================

(6)      COMMON STOCK

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

(7)      NET INCOME (LOSS) PER SHARE

         Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period. We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and six-month periods ended June 30, 2000 and 1999 as its inclusion would have been anti-dilutive.

(8)      SUBSEQUENT EVENT

         On July 17, 2000, AVANT completed a private placement of approximately 4,650,000 shares of common stock to institutional investors at $7.85 per share. Net proceeds from the offering totaled approximately $34,594,400

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: STATEMENTS CONTAINED IN THE FOLLOWING, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THAT ARE NOT HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY AVANT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO: (i) OUR ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES, AND COMMERCIALIZATION;
(ii) OUR ABILITY TO OBTAIN SUBSTANTIAL ADDITIONAL FUNDING; (iii) OUR ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS; (iv) OUR ABILITY TO ATTRACT MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS AND OTHER STRATEGIC ALLIANCES; AND (v) OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS BEFORE OUR COMPETITORS.

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

         We have elected to independently develop and commercialize TP10 for pediatric cardiac surgery. In September 1999, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. TP10 was well tolerated in the study population and results of this Phase I/II trial were presented at the Society of Cardiovascular Anesthesiologists Annual Meeting in May 2000. In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery. We currently expect to initiate a pivotal trial in this indication around the end of 2000. AVANT additionally plans to refine the TP10 dosing regimen in additional infants prior to starting this pivotal study.

         We also plan to initiate Phase II trials for adult cardiac surgery during the second half of 2000, with an expectation to partnering that program when additional clinical data are available.

         ATHEROSCLEROSIS TREATMENT VACCINE: We are developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP") which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL and LDL. We are developing a vaccine (CETi-1) to stimulate an immune response against CETP which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions. In June 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study is to demonstrate the safety of single administrations of the vaccine at four different dosage strengths. Patient enrollment in this Phase I trial was completed in February 2000 and we expect to announce trial results in the fourth quarter of 2000. We plan to initiate a Phase II study during the second half of 2000. As clinical data becomes available, we plan to seek a corporate partner to complete development and to commercialize the vaccine.

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

         CHOLERA VACCINE: We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early Phase II trials. We then negotiated a collaboration agreement under which a Phase IIb trial will be performed and funded by the Walter Reed Army Institute of Research ("WRAIR") and the National Institutes of Health (the "NIH"). This trial, set to begin in the second half of 2000, will test the safety, immunogenecity and protective capacity of the vaccine against a challenge with live virulent cholera. We will then determine our commercialization strategy with respect to the cholera vaccine based on clinical data from the trial.

RESULTS OF OPERATIONS

               Three-Month Period Ended June 30, 2000 as Compared
                 with the Three-month Period Ended June 30, 1999
               --------------------------------------------------

         AVANT reported consolidated net loss of $2,723,900, or $.05 per share, for the second quarter ended June 30, 2000, compared with a net loss of $2,356,200, or $.06 per share, for the second quarter ended June 30, 1999. The weighted average common shares outstanding used to calculate net loss per common share was 50,099,100 in 2000 and 42,529,600 in 1999.

         OPERATING REVENUE: Total operating revenue decreased $694,000, or 81.8%, to $153,900 for the second quarter of 2000 compared to $847,900 for the second quarter of 1999. This decrease is due primarily to differences in amortization between quarterly periods of revenue recognized from license and option payments received from Novartis in 2000 and 1999, respectively. During the second quarter of 2000, AVANT recognized revenue from a Novartis license payment which is being amortized over the projected development period of the licensed field or twenty-four quarters. During the second quarter of 1999, AVANT recognized revenue from a Novartis one-year option payment which was amortized over the option term and a milestone payment received from SmithKline Beecham.

         OPERATING EXPENSE: Total operating expense decreased $189,600, or 5.7%, to $3,141,900 for the second quarter of 2000 compared to $3,331,500 for the second quarter of 1999. The decrease in total operating expense is primarily due to the reduction of goodwill amortization by $272,500 in the second quarter of 2000 compared with the same period last year due to certain acquired assets having shorter useful lives. Research and development expense increased $141,900, or 7.8%, to $1,962,700 for the second quarter of 2000 compared to $1,820,800 for the second quarter of 1999. The increase in research and development expense is primarily due to increased costs for clinical materials, offset in part by lower consultant and personnel costs during the 2000 quarter. General and administrative expense decreased $59,000, or 5.4%, to $1,041,900 for the second quarter of 2000 compared to $1,100,900 for the second quarter of 1999. The decrease is primarily attributed to lower personnel costs in 2000.

         NON-OPERATING INCOME, NET: Non-operating income increased $136,700, or 107.3%, to $264,100 for the second quarter of 2000 compared to $127,400 for the second quarter of 1999. The increase is primarily due to an increase in interest income as a result of higher interest rates and higher average cash balances during the second quarter of 2000 compared to the second quarter of 1999.


                Six-Month Period Ended June 30, 2000 as Compared
                  With the Six-month Period Ended June 30, 1999
                ------------------------------------------------

         AVANT reported consolidated net loss of $4,847,300, or $.10 per share, for the six months ended June 30, 2000, compared with a net loss of $5,098,000, or $.12 per share, for the six months ended June 30, 1999. The weighted average common shares outstanding used to calculate net loss per common share was 49,949,100 in 2000 and 42,528,000 in 1999.

         OPERATING REVENUE: Total operating revenue decreased $878,100, or 74.1%, to $307,700 for the first six months of 2000 compared to $1,185,800 for the first six months of 1999. This decrease is due primarily to differences in amortization of revenue recognized from license, option and milestone payments from our collaborators between the comparable six-month periods. During the first six months of 2000, AVANT recognized revenue from a Novartis license payment which is being recognized over the projected development period of the licensed field or twenty-four quarters. During the first six months of 1999, AVANT recognized revenue from a Novartis one-year option payment which was amortized over the option term and a milestone payment received from SmithKline Beecham.

         OPERATING EXPENSE: Total operating expense decreased $903,300, or 13.7%, to $5,698,900 for the first six months of 2000 compared to $6,602,200 for the first six months of 1999. The decrease in total operating expense is primarily due to the receipt of legal settlement payments totaling $500,000 in the first quarter of 2000 and the reduction of goodwill amortization by $545,000 in the first six months of 2000 compared with the same period last year due to certain acquired assets having shorter useful lives. Research and development expense increased $160,400, or 4.4%, to $3,780,000 for the first six months of 2000 compared to $3,619,600 for the first six months of 1999. The increase in research and development expense is due to higher costs for clinical materials and laboratory supplies, offset in part by lower consultant and personnel costs. General and administrative expense decreased $18,700, or 0.9%, to $2,144,300 for the first six months of 2000 compared to $2,163,000 for the first six months of 1999. The decrease is primarily attributed to lower personnel costs offset by increased general and patent legal expenses combined with increased corporate development and investor relations costs.

         NON-OPERATING INCOME, NET: Non-operating income increased $225,500, or 70.8%, to $543,900 for the first six months of 2000 compared to $318,400 for the first six months of 1999. The increase is primarily due to an increase in interest income as a result of higher interest rates and higher average cash balances during the first six months of 2000 compared to the first six months of 1999.

LIQUIDITY AND CAPITAL REOURCES

         AVANT ended the second quarter of 2000 with cash and cash equivalents of $16,058,500 compared to cash and cash equivalents of $13,619,000 at December 31, 1999. Cash used in operations was $1,629,600 in the first six months of 2000 compared to $4,857,100 used in operations in the first six months of 1999.

         In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million payment by Novartis which was received by AVANT in January 2000. The payment included an equity investment of $2,307,700 and a license fee of $3,692,300.

         Also, during the first six months of 2000, AVANT raised approximately $1,535,700 and $241,400 in additional equity investment through the exercise of stock options and warrants, respectively.

         After the end of the second quarter of 2000, on July 17, 2000, AVANT completed a private placement of approximately 4,650,000 shares of common stock which generated net proceeds totaling approximately $34,594,400.

         AVANT believes that cash inflows from existing collaborations, interest income on invested funds and our current cash and cash equivalents together with the funds raised by the private placement completed in July 2000 will be sufficient to meet estimated working capital requirements and fund operations for the next two years. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements. During 2000, we may take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or issuance of common stock via private placement and public offering.

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

         The "Year 2000" issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate data or cause a system to fail, resulting in business interruption. Through the first six months of the year 2000, AVANT's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem discussed above. Costs associated with modifications made by AVANT to be Year 2000 compliant were immaterial. There can be no assurance, however, that a failure by another company's system to be Year 2000 compliant would not have a material adverse affect on our business, operating results and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 8, 2000, the AVANT held its Annual Meeting of Stockholders at which the voters elected seven directors to its Board of Directors.

         At AVANT's Annual Meeting of Stockholders, the following votes were tabulated for the one proposal before AVANT's Stockholders:

         PROPOSAL I
         Election of Directors:

                                                               NUMBER OF SHARES/VOTES
                                                        --------------------------------------
                                                            For             Authority Withheld
                                                        ----------          ------------------
              J. Barrie Ward                            39,668,324                  93,510
              John W. Littlechild                       39,668,088                  93,746
              Una S. Ryan                               39,643,024                 118,810
              Thomas R. Ostermueller                    39,668,845                  92,989
              Frederick W. Kyle                         39,669,438                  92,396
              Harry H. Penner, Jr.                      39,669,699                  92,135
              Peter Sears                               39,669,838                  91,996

         The number of shares issued, outstanding and eligible to vote as of the record date of March 24, 2000 were 50,084,075. A quorum was present with 39,761,834 shares represented by 209 proxies or 79.39% of the eligible voting shares.


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


                                   AVANT IMMUNOTHERAPEUTICS, INC.


                                   BY:



Dated:  July 25, 2000              /s/ Una S. Ryan
                                   -----------------------------------
                                   Una S. Ryan, Ph. D.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Dated:  July 25, 2000              /s/ Avery W. Catlin
                                   -----------------------------------
                                   Avery W. Catlin
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                   DESCRIPTION


27.1               Financial Data Schedule.