Form 10-Q
period 2000-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2000-11-09
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
                                         ---      ---

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

                                                         SHARES OUTSTANDING AS
          CLASS                                           OF NOVEMBER 3, 2000
Common Stock, $.001 par value                                  55,017,044

                        Exhibit index located on page 16

                         AVANT IMMUNOTHERAPEUTICS, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


                                                                                                   PAGE
PART I -- FINANCIAL INFORMATION

    Consolidated Balance Sheet at September 30, 2000 and December 31, 1999...........................4

    Consolidated Statement of Operations for the Three Months Ended
         September 30, 2000 and 1999.................................................................5

    Consolidated Statement of Operations for the Nine Months Ended
         September 30, 2000 and 1999.................................................................6

    Consolidated Statement of Cash Flows for the Nine Months Ended
         September 30, 2000 and 1999.................................................................7

    Notes to Consolidated Financial Statements.......................................................8

    Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................11


PART II -- OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits..............................................................................15
         (b)  Reports on Form 8-K...................................................................15

    Signatures......................................................................................16

    Index to Exhibits...............................................................................17


PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         AVANT IMMUNOTHERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         2000                   1999
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                       $  48,505,000         $  13,619,000
     Current Portion Lease Receivable                                      431,700               431,700
     Prepaid Expenses and Other Current Assets                             629,700               439,000
-----------------------------------------------------------------------------------------------------------

     Total Current Assets                                               49,566,400            14,489,700
-----------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                                990,400             1,256,800
Restricted Cash                                                                 --               217,000
Long-Term Lease Receivable                                                  71,900               395,700
Other Assets                                                             3,225,100             3,523,500
-----------------------------------------------------------------------------------------------------------

       Total Assets                                                  $  53,853,800         $  19,882,700
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                $     722,400         $     575,300
     Accrued Expenses                                                    1,460,600             1,331,500
     Current Portion Deferred Revenue                                      615,400                    --
     Current Portion Lease Payable                                         293,700               293,700
-----------------------------------------------------------------------------------------------------------

     Total Current Liabilities                                           3,092,100             2,200,500
-----------------------------------------------------------------------------------------------------------

Long-Term Deferred Revenue                                               2,615,400                    --
Long-Term Lease Payable                                                     45,500               269,200

Stockholders' Equity:
     Common Stock, $.001 Par Value; 75,000,000 Shares
       Authorized; 54,986,000 Issued and Outstanding at
       September 30, 2000 and 48,127,400 Issued and
       Outstanding at December 31, 1999                                     55,000                48,100
     Additional Paid-In Capital                                        189,872,100           150,710,300
     Accumulated Deficit                                             $(141,826,300)         (133,345,400)
-----------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                         48,100,800            17,413,000
-----------------------------------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity                    $  53,853,800         $  19,882,700
===========================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)


                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                          2000                  1999
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUE:
Product Development and
   Licensing Agreements                                                $   153,900           $   297,700
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:
Research and Development                                                 3,292,700             1,731,200
General and Administrative                                               1,050,500               916,100
Amortization of Goodwill                                                   137,300               318,900
-------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                 4,480,500             2,966,200
-------------------------------------------------------------------------------------------------------------

Operating Loss                                                          (4,326,600)           (2,668,500)

Interest Income                                                            693,000               116,500
-------------------------------------------------------------------------------------------------------------

Net Loss                                                               $(3,633,600)          $(2,552,000)
=============================================================================================================

Basic and Diluted Net Loss Per Common Share                            $     (0.07)          $     (0.06)
=============================================================================================================

Weighted Average Common Shares Outstanding                              54,143,700            43,134,600
=============================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)


                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                          2000                  1999
------------------------------------------------------------------------------------------------------------
OPERATING REVENUE:
Product Development and
   Licensing Agreements                                                $   461,600           $ 1,483,500
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:
Research and Development                                                 7,072,700             5,350,800
General and Administrative                                               3,194,800             3,079,100
Legal Settlements                                                         (500,000)                   --
Amortization of Goodwill                                                   411,900             1,138,500
------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                10,179,400             9,568,400
------------------------------------------------------------------------------------------------------------

Operating Loss                                                          (9,717,800)           (8,084,900)

Interest Income                                                          1,236,900               434,900
------------------------------------------------------------------------------------------------------------

Net Loss                                                               $(8,480,900)          $(7,650,000)
============================================================================================================

Basic and Diluted Net Loss Per Common Share                            $     (0.17)          $     (0.18)
============================================================================================================

Weighted Average Common Shares Outstanding                              51,347,300            42,732,400
============================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)


                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                          2000                  1999
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $(8,480,900)          $(7,650,000)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
          Depreciation and Amortization                                   919,800             1,692,900
     Changes in Assets and Liabilities:
       Prepaid Expenses and Other Current Assets                         (190,700)              (11,200)
       Accounts Payable and Accrued Expenses                              276,200              (533,500)
       Deferred Revenue                                                 3,230,800              (750,000)
       Lease Receivable                                                   323,800               287,700
       Lease Payable                                                     (223,700)             (211,900)
-----------------------------------------------------------------------------------------------------------

        Net Cash Used in Operating Activities                          (4,144,700)           (7,176,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                               (125,300)             (580,400)
     Redemption of Marketable Securities                                       --             4,903,100
     Decrease in Restricted Cash                                          217,000               100,000
     Increase in Patents and Licenses                                    (229,700)             (208,700)
-----------------------------------------------------------------------------------------------------------

        Net Cash Provided by (Used in) Investing Activities              (138,000)            4,214,000
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the Exercise of Stock Options                        2,066,500                28,100
     Proceeds from the Exercise of Warrants                               313,600                    --
     Net Proceeds from Stock Issuance                                  36,788,600             9,845,400
-----------------------------------------------------------------------------------------------------------

        Net Cash Provided by Financing Activities                      39,168,700             9,873,500
-----------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                       34,886,000             6,911,500

Cash and Cash Equivalents at Beginning of Period                       13,619,000             8,937,200
-----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                            $48,505,000           $15,848,700
===========================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


(1)      NATURE OF BUSINESS

         AVANT Immunotherapeutics, Inc. ("AVANT") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. Our lead therapeutic program is focused on compounds that inhibit the inappropriate activity of the complement cascade, a vital part of the body's immune defense system. AVANT is also developing on its own a proprietary therapeutic vaccine for the management of atherosclerosis and Therapore-TM-, a novel system for the delivery of immunotherapeutics for chronic viral infections and certain cancers. AVANT and its collaborators are developing vaccines using the proprietary adjuvants, Adjumer-Registered Trademark- and Micromer-Registered Trademark-, for the prevention of respiratory syncytial virus (RSV), Lyme disease and several other vaccine targets. Through additional collaboration, we are also developing an oral human rotavirus vaccine and an oral cholera vaccine.

         The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Polmerix, Inc. All intercompany transactions have been eliminated.


(2)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999 include the consolidated accounts of AVANT and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at September 30, 2000 and December 31, 1999, the results of operations for the quarters and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of results for any future interim period or for the full year.

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

During September 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101B defers the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. We do not expect SAB 101 to have any impact on our financial position and results of operations.


(4)      PROPERTY AND EQUIPMENT

         Property and equipment includes the following:


                                                                 September 30,         December 31,
                                                                     2000                  1999
                                                            -------------------------------------------
     Laboratory Equipment                                          $ 2,631,300          $ 2,595,400
     Office Furniture and Equipment                                  1,245,800            1,176,800
     Leasehold Improvements                                            958,500              938,100
                                                            -------------------------------------------
     Property and Equipment, Total                                   4,835,600            4,710,300
     Less Accumulated Depreciation and Amortization                 (3,845,200)          (3,453,500)
                                                            -------------------------------------------
                                                                   $   990,400          $ 1,256,800
                                                            ===========================================


(5)      OTHER ASSETS

         Other assets include the following:


                                                                September 30,          December 31,
                                                                    2000                   1999
                                                          --------------------------------------------
     Capitalized Patent Costs                                     $2,331,000            $2,101,300
     Accumulated Amortization                                       (831,500)             (715,300)
                                                          --------------------------------------------

     Capitalized Patent Costs, Net                                 1,499,500             1,386,000
     Goodwill and Other Intangible Assets, Net of
        Accumulated Amortization of $2,234,100
        and $1,822,200 at September 30, 2000 and
        December 31, 1999, respectively                            1,601,600             2,013,500
     Other Non Current Assets                                        124,000               124,000
                                                          --------------------------------------------
                                                                  $3,225,100            $3,523,500
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

         On July 17, 2000, AVANT completed a private placement of approximately 4,650,000 shares of common stock to institutional investors at $7.85 per share. Net proceeds from the offering totaled approximately $34,594,400.

(7)      NET INCOME (LOSS) PER SHARE

         Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period. We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and nine-month periods ended September 30, 2000 and 1999 as its inclusion would have been anti-dilutive.

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

         We have elected to independently develop and commercialize TP10 for pediatric cardiac surgery. In September 1999, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. TP10 was well tolerated in the study population and results of this Phase I/II trial were presented at the Society of Cardiovascular Anesthesiologists Annual Meeting in May 2000. In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery. We currently expect to initiate controlled Phase IIb trials in this indication by the end of 2000. These studies will allow us to further define our clinical endpoints before starting a larger pivotal Phase III study.

         We also plan to initiate a Phase II, multi-center trial for adult cardiac surgery during the fourth quarter of 2000, with an expectation to possibly partnering this program when additional clinical data are available.

         ATHEROSCLEROSIS TREATMENT VACCINE: We are developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP") which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL and LDL. We are developing a vaccine (CETi-1) to stimulate an immune response against CETP which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions. In September 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study is to demonstrate the safety of single administrations of the vaccine at four different dosage strengths. Patient enrollment in this Phase I trial was completed in February 2000 and we expect to announce trial results in the fourth quarter of 2000. We plan to initiate a Phase II study around the end of 2000. As clinical data becomes available, we plan to seek a corporate partner to complete development and to commercialize the vaccine.

         ROTAVIRUS VACCINE: Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, we licensed our oral rotavirus vaccine to SmithKline Beecham plc ("SmithKline"). In 1999, after our Phase II study demonstrated 89% protection in a study involving 215 infants, SmithKline paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. SmithKline has initiated Phase I/II bridging studies in Europe using its newly manufactured rotavirus vaccine, called Rotarix-TM-, and is now planning to start Phase III safety and efficacy studies in 2001 after review with health authorities. Assuming product development and commercialization continues satisfactorily, SmithKline will pay us additional milestones and a royalty based on sales.

         CHOLERA VACCINE: We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early Phase II trials. We then negotiated a collaboration agreement under which a Phase IIb trial will be performed and funded by the Walter Reed Army Institute of Research ("WRAIR") and the National Institutes of Health (the "NIH"). This trial, set to begin in the fourth quarter of 2000, will test the safety, immunogenecity and protective capacity of the vaccine against a challenge with live virulent cholera. We will then determine our commercialization strategy with respect to the cholera vaccine based on clinical data from the trial.

RESULTS OF OPERATIONS

             THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AS COMPARED
              WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

         AVANT reported consolidated net loss of $3,633,600, or $.07 per share, for the third quarter ended September 30, 2000, compared with a net loss of $2,552,000, or $.06 per share, for the third quarter ended September 30, 1999. The weighted average common shares outstanding used to calculate net loss per common share was 54,143,700 in 2000 and 43,134,600 in 1999.

         OPERATING REVENUE: Total operating revenue decreased $143,800, or 48.3%, to $153,900 for the third quarter of 2000 compared to $297,700 for the third quarter of 1999. This decrease is due primarily to differences in amortization between quarterly periods of revenue recognized from license and option payments received from Novartis in 2000 and 1999, respectively. During the third quarter of 2000, AVANT recognized revenue from a Novartis license payment which is being amortized over the projected development period of the licensed field or twenty-four quarters. During the third quarter of 1999, AVANT recognized revenue from a Novartis one-year option payment which was amortized over the option term.

         OPERATING EXPENSE: Total operating expense increased $1,514,300, or 51.1%, to $4,480,500 for the third quarter of 2000 compared to $2,966,200 for the third quarter of 1999. The increase in total operating expense is primarily due to a significant increase in research and development expense partially offset by the reduction of goodwill amortization by $181,600 in the third quarter of 2000 compared with the same period last year due to cessation of goodwill amortization for certain acquired intangible assets having shorter useful lives. Research and development expense increased $1,561,500, or 90.2%, to $3,292,700 for the third quarter of 2000 compared to $1,731,200 for the third quarter of 1999. The increase in research and development expense is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with our planned Phase II clinical trials of TP10 in pediatric and adult cardiac surgery, offset in part by lower consultant and personnel costs during the 2000 quarter. General and administrative expense increased $134,400, or 14.7%, to $1,050,500 for the third quarter of 2000 compared to $916,100 for the third quarter of 1999. The increase is primarily attributed to higher consultant, investor relations and personnel costs in 2000.

         NON-OPERATING INCOME, NET: Non-operating income increased $576,500, or 494.8%, to $693,000 for the third quarter of 2000 compared to $116,500 for the third quarter of 1999. The increase is primarily due to an increase in interest income as a result of higher average cash balances and higher interest rates during the third quarter of 2000 compared to the third quarter of 1999.


             NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AS COMPARED
               WITH THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

         AVANT reported consolidated net loss of $8,480,900, or $.17 per share, for the nine months ended September 30, 2000, compared with a net loss of $7,650,000, or $.18 per share, for the nine months ended September 30, 1999. The weighted average common shares outstanding used to calculate net loss per common share was 51,347,300 in 2000 and 42,732,400 in 1999.

         OPERATING REVENUE: Total operating revenue decreased $1,021,900, or 68.9%, to $461,600 for the first nine months of 2000 compared to $1,483,500 for the first nine months of 1999. This decrease is due primarily to differences in amortization of revenue recognized from license, option and milestone payments from our collaborators between the comparable nine-month periods. During the first nine months of 2000, AVANT recognized revenue from a Novartis license payment which is being recognized over the projected development period of the licensed field or twenty-four quarters. During the first nine months of 1999, AVANT recognized revenue from a Novartis one-year option payment which was amortized over the option term and a milestone payment received from SmithKline Beecham.

         OPERATING EXPENSE: Total operating expense increased $611,000, or 6.4%, to $10,179,400 for the first nine months of 2000 compared to $9,568,400 for the first nine months of 1999. The increase in total operating expense is primarily due to a significant increase in research and development expense offset in part by the receipt of legal settlement payments totaling $500,000 in the first quarter of 2000 and the reduction of goodwill amortization by $726,600 in the first nine months of 2000 compared with the same period last year due to the cessation of goodwill amortization for certain acquired intangible assets having shorter useful lives. Research and development expense increased $1,721,900, or 32.2%, to $7,072,700 for the first nine months of 2000 compared to $5,350,800 for the first nine months of 1999. The increase in research and development expense is due to increased clinical trials costs and clinical materials costs incurred in connection with our TP10 and CETi-1 clinical programs, offset in part by lower consultant, laboratory supplies and personnel costs. General and administrative expense increased $115,700, or 3.8%, to $3,194,800 for the first nine months of 2000 compared to $3,079,100 for the first nine months of 1999. The increase is primarily attributed to higher personnel and investor relations costs offset by decreased legal and consultant costs for the 2000 period.

         NON-OPERATING INCOME, NET: Non-operating income increased $802,000, or 184.4%, to $1,236,900 for the first nine months of 2000 compared to $434,900 for the first nine months of 1999. The increase is primarily due to an increase in interest income as a result of higher average cash balances and higher interest rates during the first nine months of 2000 compared to the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         AVANT ended the third quarter of 2000 with cash and cash equivalents of $48,505,000 compared to cash and cash equivalents of $13,619,000 at December 31, 1999. Cash used in operations was $4,144,700 in the first nine months of 2000 compared to $7,176,000 used in operations in the first nine months of 1999.

         In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million payment by Novartis which was received by AVANT in January 2000. The payment included an equity investment of $2,307,700 and a license fee of $3,692,300.

         Also, during the first nine months of 2000, AVANT raised approximately $2,066,500 and $313,600 in additional equity investment through the exercise of stock options and warrants, respectively.

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

         The "Year 2000" issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate data or cause a system to fail, resulting in business interruption. Through the first nine months of the year 2000, AVANT's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem discussed above. Costs associated with modifications made by AVANT to be Year 2000 compliant were immaterial. There can be no assurance, however, that a failure by another company's system to be Year 2000 compliant would not have a material adverse affect on our business, operating results and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments.


PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On July 17, 2000, the Company closed a private placement of approximately 4,650,000 shares of common stock which generated net proceeds totaling approximately $34,594,400. Such shares were issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27.1  Financial Data Schedule

         (b) REPORTS ON FORM 8-K

             During the quarter ended September 30, 2000, the following report of Form 8-K was filed:

             Form 8-K dated July 19, 2000 reporting the issuance of a press release by AVANT Immunotherapeutics, Inc. announcing the private offering of approximately 4,650,000 unregistered securities at $7.85 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AVANT IMMUNOTHERAPEUTICS, INC.


                                          BY:



Dated:  November 9, 2000                  /s/ Una S. Ryan
                                          -------------------------------------
                                          Una S. Ryan, Ph. D.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated:  November 9, 2000                  /s/ Avery W. Catlin
                                          -------------------------------------
                                          Avery W. Catlin
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NUMBER              DESCRIPTION


   27.1               Financial Data Schedule.