Form 10-K
period 2000-12-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2001-03-27
CIK 744218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   /X/     SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 or
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15006

                         AVANT IMMUNOTHERAPEUTICS, INC.
                         (F/K/A T CELL SCIENCES, INC.)
             (Exact name of registrant as specified in its charter)

           DELAWARE                         13-3191702
 (State or other jurisdiction            (I.R.S. Employer
     of incorporation or               Identification No.)
        organization)

                119 FOURTH AVENUE, NEEDHAM, MASSACHUSETTS 02494
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (781) 433-0771

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    / /

The aggregate market value of common stock held by non-affiliates as of March 1, 2001 was $273,936,360 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of common stock outstanding at March 1, 2001 was: 57,285,488 shares.

Certain information contained in the registrant's proxy statement relating to its annual meeting of stockholders to be held on May 10, 2001 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

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

                                     PART I

ITEM 1.  BUSINESS

A.  GENERAL

    As used herein, the terms "we", "us", "our", or "AVANT" refer to AVANT Immunotherapeutics, Inc., a Delaware corporation organized in 1983. We are a biopharmaceutical company that uses novel applications of immunology to prevent and treat diseases caused by both the enemy within (autoimmune diseases, cardiovascular diseases, and inflammation) and the enemy without (infectious diseases and organ transplant rejection). The company's most advanced therapeutic program focuses on compounds with the potential to inhibit inappropriate activation of the complement cascade, a vital part of the body's immune defense system. AVANT is also developing on its own a portfolio of oral vaccines aimed at protecting travelers from diseases endemic in developing areas, as well as a proprietary therapeutic vaccine for the management of cholesterol. Through corporate collaborations, the company is additionally developing a variety of infectious disease vaccines.

    On December 1, 2000, we acquired Megan Health, Inc., a Delaware corporation ("Megan"), pursuant to an Agreement and Plan of Merger dated as of November 20, 2000 by and among AVANT, AVANT Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Megan.

    On August 21, 1998, we acquired Virus Research Institute, Inc., a Delaware corporation ("VRI"), pursuant to an Agreement and Plan of Merger dated as of May 12, 1998 by and among AVANT, TC Merger Corp., a Delaware corporation and our wholly-owned subsidiary, and VRI.

    One of the benefits of focusing on immunology is that this field of science spans a large spectrum of medical endeavor, with implications in widely diverse areas of clinical medicine and public health. Immunology plays a key role in developing drug therapies for inflammatory and autoimmune illnesses. It is central to the creation of new vaccines that prevent or treat disease. Moreover, understanding the immune system is essential to advancing new therapeutic approaches in transplantation biology and many other areas of medicine. Thus, developing an understanding of how various components of the immune system function and interact has allowed AVANT to cultivate a variety of opportunities for product development.

    Using our expertise in immunology, AVANT is building business franchises in three major disease areas: cardiac surgery, cholesterol management and travelers' vaccines. Each of our business franchises addresses large market opportunities for which current therapies are inadequate or non-existent. Some of these opportunities we have pursued on our own in a highly focused manner. In other cases, we have leveraged the financial support and development capabilities of corporate and public sector partners to bring our development projects to fruition. The research we have so diligently pursued over the past years has matured into an exciting portfolio of product candidates.

    Our products derive from a broad set of complementary technologies with the ability to inhibit the complement system, regulate T and B cell activity, and enable the creation of preventative and therapeutic vaccines. We are using these technologies to develop vaccines and immunotherapeutics that prevent or treat disease caused by infectious organisms, and drugs and treatment vaccines that modify undesirable activity by the body's own proteins or cells. All of our products are in various stages of research and development. Below is a table of our currently active programs:

                       CURRENT PROGRAMS AND PARTNERSHIPS

--------------------------------------------------------------------------------------------------------------------------
    TECHNOLOGY                   PRODUCT                         INDICATION/FIELD               PARTNER          STATUS
--------------------------------------------------------------------------------------------------------------------------
Complement          TP10                                Organ Transplantation               Novartis Pharma   Phase II
Inhibitors                                              Pediatric Cardiac Surgery           --                Phase IIb
                                                        Adult Cardiac Surgery               --                Phase II
                                                        Heart Attacks                       --                Phase I

                    TP20                                Stroke                              --                Pre-clinical
--------------------------------------------------------------------------------------------------------------------------
Immunotherapeutics  CETi-1 Vaccine                      Atherosclerosis                     --                Phase I
--------------------------------------------------------------------------------------------------------------------------
Travelers'          Cholera Vaccine                     Cholera                             --                Phase IIb
  Vaccines          Typhoid Vaccine                     Typhoid fever                       --                Phase I/II
                    Shigella Vaccine                    Dysentery                           --                Pre-clinical
                    ETEC Vaccine                        E COLI infection                    --                Pre-clinical
                    Campylobacter Vaccine               CAMPYLOBACTER infection             --                Pre-clinical
--------------------------------------------------------------------------------------------------------------------------
Anti-Viral          Rotarix-TM- Vaccine                 Rotavirus                           GlaxoSmithKline   Phase II
  Vaccines          Adjumer-Registered Trademark--RSV   Respiratory Syncytial Virus         Aventis Pasteur   Phase I/II
                    Vaccine

                    Therapore-TM-                       Viral Infection                     US Army           Pre-clinical
                                                        -HIV                                --                Pre-clinical
                                                        -Hepatitis
--------------------------------------------------------------------------------------------------------------------------

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

    COMPLEMENT INHIBITORS: We are developing a new class of therapeutics that inhibits the complement system, a key triggering mechanism for the body's inflammatory response. Medical problems that result from excessive complement activation represent multi-billion dollar market opportunities. These include reperfusion injury, the vascular and tissue damage that occurs following a heart attack, stroke or surgical procedure where the patient's blood supply is shut off and then restored; hyperacute or chronic organ rejection following transplantation; acute inflammatory injury to the lungs and autoimmune diseases. We developed a lead compound, TP10, through to early clinical trials before licensing rights for organ transplant surgery to Novartis Pharma AG ("Novartis"), the world leader in organ transplant drugs. We have elected to independently develop and commercialize TP10 for pediatric cardiac surgery, initiating a Phase I/II trial in 1999. Results of this Phase I/II trial were presented at the American Heart Association's Annual Meeting in November 2000.

    AVANT expects to complete two Phase IIb studies of TP10, in pediatric cardiac surgery utilizing cardiopulmonary bypass in a total of 40-70 patients, before moving to a pivotal Phase III trial. The first study, which was initiated at the end of 2000, is enrolling babies born with hypoplastic left heart syndrome, who often have high morbidity and mortality after heart surgery. The second study, which is being conducted in a lower risk infant population, is planned to begin shortly and will allow us to further define our clinical endpoints. We are looking to the results of these trials to support a mortality endpoint for the high risk infant population in the larger pivotal Phase III study and to allow for a possible broadening of the potential product label for TP10 to cover all babies under one year requiring cardiac surgery to repair congenital heart defects. We believe that this is an appropriate indication for a small company to pursue for the following reasons:

    - Orphan drug status has been received because only 30,000 pediatric cardiac surgeries are performed each year;

    - Because the surgery is life-threatening, we will seek priority review for the TP10 compound with the FDA; and

    - Because such surgery is performed at a limited number of medical centers, a targeted direct sales and marketing effort should be manageable and effective.

    In addition, in November 2000, AVANT initiated a placebo-controlled
Phase II trial in approximately 600 adult patients undergoing cardiac surgery utilizing cardiopulmonary bypass. This 30-center study is a dose-ranging study that will allow us to further define our clinical endpoints in an adult patient population before moving ahead to a number of pivotal clinical trials. This adult study is intended to investigate the efficacy and safety, in a population known to be at high risk, of medically important adverse outcomes that have a real effect on the long term health of a substantial population. AVANT may partner the adult program when additional clinical data becomes available.

    The objective of these three Phase II studies in infants and adults is to assess the ability of TP10 to mitigate the injury to the heart, brain and other organs that occurs when patients are placed on cardiopulmonary bypass (CPB) circuits, thus potentially improving post-operative outcomes.

    CHOLESTEROL TREATMENT VACCINE: Atherosclerosis, the leading cause of morbidity and mortality in the United States and most of the Western world, is the accumulation of fatty deposits in the walls of blood vessels. Low blood levels of high-density lipoprotein (HDL, the so-called "good" cholesterol) are associated with increased risk of atherosclerosis, which in turn leads to heart disease and stroke. We are developing a novel, treatment vaccine (CETi-1) aimed at increasing levels of HDL. The vaccine stimulates the production of antibodies to cholesteryl ester transfer protein (CETP), which mediates the balance between HDL and LDL (low-density lipoprotein, or "bad" cholesterol). While billions of dollars of drugs that lower LDL are sold each year, the few drugs that increase HDL have failed to achieve market acceptance, largely due to undesirable side effects. Thus, we believe that a therapeutic vaccine that increases HDL with one or two injections a year would present a substantial market opportunity. In pre-clinical studies in rabbits, the CETi-1 vaccine increased HDL levels and significantly reduced atherosclerotic lesions in blood vessels as compared to an untreated control group. Our pre-clinical work on the vaccine was partially funded by almost $1 million in Small Business Innovation Research ("SBIR") grants.

    AVANT completed a Phase I clinical trial in late 2000 and results indicated that the vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The only serious adverse reaction reported during the study (allergic reaction to shower gel) was not related to study medication. There were no differences in the safety profiles of placebo groups and active vaccine groups. In addition, there was limited evidence of an immune response in one subject treated with the highest dose. AVANT recently announced preliminary results from a double-blinded placebo controlled extension of the earlier completed Phase I trial of the CETi-1 vaccine in healthy adult volunteers receiving a second dose of the vaccine. Results from the extension study showed measurable antibody titers in all dose groups treated with study medication and suggest a dose-response relationship. These data will be extremely helpful in designing a Phase II study, which we plan to begin this summer.

CETi-1 is being developed for the management of patients with low levels of HDL (high-density lipoprotein) cholesterol. As clinical data becomes available, AVANT plans to seek a corporate partner to complete development of and to commercialize the vaccine.

    TRAVELERS' VACCINES: AVANT is developing a series of single-dose, genetically-attenuated, live bacterial vaccines to prevent travelers' diarrhea and dysentery. Frost & Sullivan, a leading market research firm, estimated in a 1999 report that the worldwide market for diarrheal vaccines, addressed to the travelers' market only, would reach almost one billion dollars in 2005. Many of these vaccines could also meet the healthcare requirements of less developed countries, where the need for cholera and typhoid vaccines is particularly acute. We believe that vaccines for the travelers' market are appropriate indications for a small company such as AVANT to pursue independently with our own sales and marketing effort.

    We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early Phase II trials. We then negotiated a collaboration agreement under which a Phase IIb trial will be performed and funded by the Walter Reed Army Institute of Research ("WRAIR") and the National Institutes of Health (the "NIH"). This trial, which began in October 2000 at the Children's Hospital in Cincinnati, will test the safety, immunogenecity and protective capacity of the vaccine against a challenge with live virulent cholera. If results from this study are positive, AVANT will move rapidly to complete the manufacture of cGMP grade clinical material this year and to initiate a pivotal challenge trial in the first half of 2002. Development of a safe, effective cholera vaccine is the first step in establishing AVANT's travelers' vaccine franchise. AVANT has also conducted initial clinical studies of its single dose, oral typhoid vaccine and has a shigella vaccine in pre-clinical development. With our acquisition of Megan, AVANT has gained access to technologies for developing vaccines against CAMPYLOBACTER and E. COLI, two additional causes of serious diarrheal diseases worldwide.

    ROTAVIRUS VACCINE: Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. We licensed from a non-profit institution an oral vaccine for rotavirus, and initiated a Phase I clinical trial with the goal of licensing the vaccine to a major vaccine company. After completing Phase I studies and commencing a Phase II study, we licensed the vaccine to GlaxoSmithKline plc ("SmithKline"). The initial license fee from SmithKline partially funded the Phase II study. In 1999, after the study demonstrated 89% protection in a study involving 215 infants, SmithKline paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. In the second half of this year, AVANT expects SmithKline to initiate Phase III studies of its investigational rotavirus vaccine, Rotarix-TM-, a two-dose oral rotavirus vaccine which has been shown to be helpful in preventing rotavirus gastroenteritis (RGE) disease in young children for at least two years following administration. Assuming product development and commercialization continues satisfactorily, we expect that SmithKline will pay us additional milestones and a royalty based on sales.

    VACCINES AND IMMUNOTHERAPEUTIC DELIVERY SYSTEMS: The vaccine industry is changing, with increased emphasis on recombinant antigens, sophisticated attenuation strategies and use of vaccines therapeutically to treat patients who are already infected. AVANT is a leader in developing delivery systems that support these new approaches, including:

    - Adjumer-Registered Trademark-, a water soluble polymer intended as an adjuvant to enhance systemic immune response with fewer injections and lower antigen doses;

    - Micromer-Registered Trademark-, a polymer microsphere adjuvant designed to enhance systemic and mucosal immune responses to oral or nasal administration;

    - Therapore-TM-, a genetically engineered bacterial protein vector designed to induce cell-mediated immunity, believed to be particularly important for therapeutic vaccines; and

    - VibrioVec-TM-, the attenuated bacterial strain used in the cholera vaccine which we believe can be used to deliver other, non-cholera bacterial antigens.

    We expect to commercialize these vaccine delivery systems primarily through commercial partners that have antigens in need of improved delivery, thereby increasing our potential access to a wide range of antigens and shifting clinical development expense to the partner. For example, we have licensed to Aventis Pasteur ("Aventis"), the world's leading vaccine manufacturer, use of Adjumer-Registered Trademark- and Micromer-Registered Trademark- in a variety of vaccines, including vaccines for influenza, respiratory syncytial virus (RSV) and Lyme disease. Aventis has begun clinical trials on both the influenza and RSV vaccines. In the case of Therapore-TM-, the novelty of the approach is such that partnering on commercially attractive terms would best be done after the availability of clinical data. Thus, we have entered into a collaborative agreement for WRAIR to fund and perform the first clinical trial of Therapore-TM-, which is expected to begin this year. Although we will focus on licensing vaccine delivery systems to commercial partners, we will remain alert for opportunities where we can develop complete vaccines, as was done with rotavirus.

    Because AVANT's strategy ultimately depends on the commercial success of our products, we assume, among other things, that end users of our products will be able to pay for them. In the United States and other countries, in most cases, the volume of sales of products like those we are developing depends on the availability of reimbursement from third-party payors. These include national health care agencies, private health insurance plans and health maintenance organizations. Third-party payors increasingly challenge the prices charged for medical products and services. Our success in generating revenues from sales of products may depend on the availability of reimbursement from third-party payors for the products. Accordingly, if we succeed in bringing products to market, there is no means to assure their cost effectiveness or the availability of reimbursement sufficient to sell the products on a profitable basis. If reimbursement is not available or is insufficient, the level of market acceptance of our products could suffer significantly.

    The health care industry in the United States and in Europe is undergoing fundamental changes as a result of political, economic and regulatory influences. Reforms proposed from time to time include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, creation of large medical services and products purchasing groups and fundamental changes to the health care delivery system.

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

C.  THERAPEUTIC DRUG PROGRAMS

1.  COMPLEMENT INHIBITORS

    We are developing a new class of therapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. When complement is activated, it helps to identify and eliminate infectious pathogens and damaged tissue. In some situations, however, excessive complement activation may destroy viable and healthy tissue and tissue which, though damaged, might recover. This excessive response compounds the effects of the initial injury or introduces unwanted tissue destruction in clinical situations such as organ transplants, cardiovascular surgeries and treatment for heart attacks. Independently published studies have reported that our lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1, effectively inhibits the activation of the complement cascade in animal models. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, and myasthenia gravis. In the United States, several million people are afflicted with these complement-mediated conditions.

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

    Under our direction, in 1995 the first Phase I clinical trial of TP10 in 24 patients at risk for acute respiratory distress syndrome (ARDS) was completed. Results of this trial were presented in October 1995 at The American College of Chest Physicians meeting. A second Phase I safety trial for reperfusion injury was completed in late 1995 in 25 patients with first-time myocardial infarctions. This study was presented at the American Heart Association's Joint Conference on Thrombosis, Arteriosclerosis and Vascular Biology in
February 1996. In each trial, TP10 demonstrated excellent safety and pharmacokinetic profiles, had a terminal phase half-life of at least 72 hours and was able to inhibit complement activity in a dose-dependent manner.

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

    In September 1999, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. Results of this Phase I/II trial were presented at the American Heart Association's Annual Meeting in November 2000.

    AVANT expects to complete two Phase IIb studies of TP10, in pediatric cardiac surgery utilizing cardiopulmonary bypass in a total of 40-70 patients, before moving to a pivotal Phase III trial. The first study, which was initiated at the end of 2000, is enrolling babies born with hypoplastic left heart syndrome who often have high morbidity and mortality after heart surgery. The second study, which is being conducted in a lower risk infant population, is planned to begin shortly and will allow us to further define our clinical endpoints. We are looking to the results of these trials to support a mortality endpoint for the high risk infant population in the larger pivotal Phase III study and to allow for a possible broadening of the product label for TP10 to cover all babies under one year requiring cardiac surgery to repair congenital heart defects.

    In addition, in November 2000, AVANT initiated a placebo-controlled
Phase II trial in approximately 600 adult patients undergoing cardiac surgery utilizing cardiopulmonary bypass. This 30-center study is a dose-ranging study that will allow us to further define our clinical endpoints in the adult patient population before moving ahead to a number of pivotal clinical trials. This adult study is intended to investigate the efficacy and safety in a population known to be at high risk of medically important adverse outcomes that have a real effect on the long term health of a substantial population. AVANT may partner the adult program when additional clinical data becomes available.

    The objective of these three Phase II studies in infants and adults is to assess the ability of TP10 to mitigate the injury to the heart, brain and other organs that occurs when patients are placed on cardiopulmonary bypass (CPB) circuits, thus potentially improving post-operative outcomes.

    In addition to TP10, we have identified other product candidates to inhibit activation of the complement system. The lead candidate under research evaluation is a form of sCR1 (TP10) that has been modified by the addition of sialyl Lewis X (sLe(x)) carbohydrate side chains yielding sCR1sLe(x) (TP20). sLe(x) is a carbohydrate which mediates binding of neutrophils to selectin proteins, which appear on the surface of activated endothelial cells and platelets as an early inflammatory event. Selectin-mediated binding of neutrophils to activated endothelial cells is a critical event in inflammation. We have confirmed the presence of the desired carbohydrate structures and confirmed the presence of both anti-complement and selectin-binding functions in IN VITRO experiments. During 1997, we produced additional TP20 material and began pre-clinical studies in disease-relevant animal models. Research results published in the July 1999 issue of SCIENCE showed that the TP20 molecule, which simultaneously blocks complement activation and cell-mediated inflammatory events, can significantly limit damage to cerebral tissue in a mouse model of ischemic stroke.

    TP20 may create new and expanded opportunities for us in complement- and selectin-dependent indications such as stroke and myocardial infarction. We believe that TP20 has the ability to target the complement-inhibiting activity of sCR1 to the site of inflammation and, at the same time, inhibit the leukocyte/endothelial cell adhesion process.

2.  CHOLESTEROL TREATMENT VACCINE

    We are developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein (CETP), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL and LDL. We are developing a vaccine (CETi-1) to stimulate an immune response against CETP which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits which had been administered the CETi-1 vaccine and fed a high-cholesterol, high-fat diet. In these studies, vaccine-treated rabbits exhibited reduced lesions in their blood vessels compared to a control group of untreated rabbits which developed significant blood vessel lesions. These studies have demonstrated, in animal models, the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions.

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

    In 1996, the NIH awarded us a $100,000 Phase I SBIR grant for the development of a novel transgenic rat atherosclerosis model, affording better comparison to human atherosclerosis. In early 1997, the NIH awarded us a second $100,000 Phase I SBIR grant to develop a novel plasmid-based vaccine to prevent or treat atherosclerosis. In late 1997, the NIH awarded us a $678,000 Phase II SBIR grant which provided funding over a two year period for the continued development of the novel transgenic rat model of atherosclerosis. In 1998, we received a $96,000 Phase I SBIR grant from the NIH for the development of a novel peptide vaccine to prevent or treat atherosclerosis.

    In June 1999, we initiated a double-blinded placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study was to demonstrate the safety of single administrations of the vaccine at four different dosage strengths. AVANT completed the Phase I clinical trial in late 2000 and results indicated that the vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The only serious adverse reaction reported during the study (allergic reaction to shower gel) was not related to study medication. There were no differences in the safety profiles of placebo groups and active vaccine groups. In addition there was limited evidence of an immune response in one subject treated with the highest dose. AVANT recently announced preliminary results from a double-blinded placebo controlled extension of the earlier completed Phase I trial of the CETi-1 vaccine in healthy adult volunteers receiving a second dose of the vaccine. Results from the extension study showed measurable antibody titers in all dose groups treated with study medication and suggest a dose-response relationship. These data will be extremely helpful in designing a Phase II study, which we plan to begin this summer. CETi-1 is being developed for the management of patients with low levels of HDL (high-density lipoprotein) cholesterol. As clinical data becomes available, AVANT plans to seek a corporate partner to complete development and to commercialize the vaccine.

D.  VACCINE DEVELOPMENT PROGRAMS

1.  TRAVELERS' VACCINES

    AVANT is developing a series of single-dose, genetically-attenuated, live bacterial vaccines to prevent travelers' diarrhea and dysentery. Frost & Sullivan, a leading market research firm, estimated in a 1999 report that the worldwide market for diarrheal vaccines, addressed to the travelers' market only, would reach almost one billion dollars in 2005. Many of these vaccines could also meet the healthcare requirements of less developed countries, where the need for cholera and typhoid vaccines is particularly acute.

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

    This phase IIb trial, which began in October 2000 at the Children's Hospital in Cincinnati, will test the safety, immunogenecity and protective capacity of the vaccine against a challenge with live virulent cholera. It is expected that the NIH will report results of this trial in the first half of 2001. If results from this study are positive, AVANT will move rapidly to complete the manufacture of cGMP grade clinical material this year and to initiate a pivotal challenge trial in the first half of 2002. Development of a safe, effective cholera vaccine is the first step in establishing AVANT's travelers' vaccine franchise. AVANT has also conducted initial clinical studies of its single dose, oral typhoid vaccine and has a shigella vaccine in pre-clinical development. With our acquisition of Megan Health, AVANT has gain access to technologies for developing vaccines against CAMPYLOBACTER and E. COLI, two additional causes of serious diarrheal diseases worldwide.

2.  ROTAVIRUS VACCINE

    We are developing a novel vaccine against rotavirus infection. Rotavirus, a major cause of diarrhea and vomiting in infants, affects approximately 80% of the approximately 4 million infants born each year in the United States. As a result, on an annual basis, about 500,000 infants require medical attention and 50,000 are hospitalized. The economic burden in the United States is estimated at over $1 billion in direct medical and indirect societal costs. We anticipate that in the United States a vaccine against rotavirus disease will become a universal pediatric vaccine. We have completed Phase I clinical trials of the orally delivered live human rotavirus vaccine selected to elicit a broadly protective immune response to the most prevalent strains of rotavirus. During 1997, we completed a Phase I/II clinical trial designed to define the optimal vaccine dose and optimal age for immunization. Based on the assessment of the safety and immunogenicity of the vaccine, we initiated a Phase II efficacy study in 1997. This trial, conducted at four U.S. medical centers, was designed to examine the vaccine's ability to prevent rotavirus disease and to further study the safety of the vaccine. A total of 215 infants were enrolled in the study and have been immunized with the vaccine. In 1998, we announced positive results from this trial, which were published in LANCET in July 1999. The results showed that approximately 90 percent of the vaccinated infants were protected from rotavirus disease and demonstrated a statistical significance at pLESS THAN0.001. Examination of the safety data revealed only mild transient symptoms in a small number of infants.

    AVANT and SmithKline are currently collaborating on the development and commercialization of our oral rotavirus vaccine. As discussed under "F. Collaborative Agreements", with the successful completion of the Phase II clinical trial and the development by SmithKline of a viable manufacturing process, SmithKline has assumed financial responsibility for all subsequent clinical and development activities and paid us a milestone payment of $500,000. In the second half of this year, AVANT expects SmithKline to initiate Phase III studies of its investigational rotavirus vaccine, Rotarix-TM-, a two-dose oral rotavirus vaccine which has been shown to be helpful in preventing rotavirus gastroenteritis (RGE) disease in young children for at least two years following administration. Assuming that product development and commercialization continues satisfactorily, we expect to receive additional milestones and royalties from SmithKline based on net sales of the rotavirus vaccine.

3.  OTHER HUMAN VACCINE PROGRAMS

    We have conducted pre-clinical research and development in vaccines for genital herpes and anthrax infections. In October 2000, we were awarded a Phase I Small Business Innovation Research (SBIR) grant to support the development of a vaccine for genital herpes. The grant was awarded by the National Institute of Allergy and Infectious Disease (NIAID) of the NIH. The vaccine, d15-29, utilizes a live, replication-defective mutant of the herpes virus to induce immunity. As with other live, attenuated vaccines, these defective herpes viruses are capable of eliciting a strong immune response in inoculated individuals, but are incapable of replicating themselves and spreading within the body. Previous studies by AVANT and Harvard Medical School have shown excellent pre-clinical safety and efficacy results with this vaccine. The SBIR grant will be used to support work in preparation for manufacturing of material to be used in human clinical trials. We are allocating only limited internal resources to these programs so that we may focus on more advanced projects which are currently in clinical development.

4.  ANIMAL HEALTH AND FOOD SAFETY VACCINE PROGRAMS

    On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan, a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed from us Megan's technology for the development of animal health and food safety vaccines. In accordance with this agreement, Megan's existing poultry health and food safety products and development programs fall outside the Pfizer collaboration.

    In addition to developing proprietary and patented bacterial gene technologies, Megan has commercialized two veterinary vaccines; Argus-TM- SC, licensed by the USDA in March 1998 and marketed by Intervet, Inc., and Megan-Registered Trademark-Vac 1, licensed by the USDA in November 1998 and marketed by Megan.

    EXISTING PRODUCTS: Megan-Registered Trademark-Vac 1 is a double gene-deleted modified vaccine for use in chickens for protection against multiple species and/or strains of Salmonella bacteria. The vaccine is administered to chicks at the hatchery in a spray cabinet with a field boost generally given at around two weeks. The objective of the vaccine is to eliminate or reduce the overall load of SALMONELLA SPP. in the bird and environment, thus reducing bacteria levels on broiler carcasses in the processing plant. While the reduction of SALMONELLA SPP. in the broiler may provide some direct health benefit to the chicken, the primary purpose of the vaccine is to increase food safety. Megan-Registered Trademark-Vac 1 is also registered in New Zealand. Registration activities are underway for South Korea, Canada, Israel, Turkey, Egypt and the Dominican Republic.

    Megan-Registered Trademark-Vac 1 has also been used extensively (off-label) in commercial table-egg pullets. Pullets generally receive three vaccinations during the growing period and are protected throughout the lay period without further vaccination. In the case of table-egg layers, the primary objective is elimination or reduction of SALMONELLA ENTERITIDIS levels in the eggs, bird, and poultry house.

    PRODUCTS UNDER DEVELOPMENT: Megan presently has three vaccine programs in development for the poultry market.

    Megan-Registered Trademark-Egg, with USDA licensure expected in 2002, is from the same master seed as Megan-Registered Trademark-Vac 1 with titer, dosage recommendations, and product configuration specifically targeting the layer market.

    AntiPath-TM- is a SALMONELLA TYPHIMURIUM strain containing both chromosomal and plasmid genes derived from pathogenic E. COLI. AntiPath-TM- will be labeled for prevention of airsacculitis, perihepatitis, and pericarditis (and possibly cellulitis) caused by E. COLI infection in poultry. Licensure is expected in 2003.

    Megan-Registered Trademark-Vac "Kentucky" is in the research stage and is focused on the broiler processing plant, where over 30% of the SALMONELLA SPP. found on broiler carcasses are the SALMONELLA KENTUCKY strain. While Megan-Registered Trademark-Vac 1 does reduce some type C salmonellae, efficacy against SALMONELLA KENTUCKY is inadequate in some cases. With current candidates under development, licensure is expected in 2004.

    Because AVANT's focus is on human health care, we are seeking an established animal health company to take over marketing and distribution of Megan's currently marketed poultry products and to assume control of the late-stage food safety and animal health vaccines under development for the commercial poultry market.

E.  VACCINES AND IMMUNOTHERAPEUTIC DELIVERY SYSTEMS

    AVANT is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy of existing vaccines, and permit the development of new vaccines and immunotherapeutics for the prevention and/or treatment of infectious diseases and some forms of cancers.

    ADJUMER-REGISTERED TRADEMARK-:  We are developing
Adjumer-Registered Trademark-, a proprietary vaccine delivery system, as an adjuvant to enhance the immune response to injected intramuscular vaccines. The water soluble nature of Adjumer-Registered Trademark-, which utilizes a polyphosphazene polymer (PCPP), facilitates a simple aqueous-based manufacturing process for vaccines, thereby preserving the integrity of the antigen.

    We have licensed to Aventis use of Adjumer-Registered Trademark- and Micromer-Registered Trademark-, a second proprietary delivery system designed to facilitate mucosal delivery, in a variety of vaccines, including influenza, respiratory syncytial virus (RSV) and Lyme disease. During the fourth quarter of 1998, Aventis initiated a Phase I/II trial of an Adjumer-Registered Trademark--formulated vaccine for RSV. RSV, the major cause of lower respiratory tract infections in infants and children, hospitalizes 90,000 children and causes 4,500 deaths annually in the United States. Initiation of the trial resulted in a milestone payment by Aventis.

    THERAPORE-TM-: During 1997, we received an exclusive worldwide license to Therapore-TM- from Harvard College. In 1998, we received a non-exclusive license from the NIH to further secure our Therapore-TM- technology rights. We believe that Therapore-TM- will be the core of a novel technology for the development of immunotherapeutics. We are conducting pre-clinical research to evaluate this system for the treatment of persistent viral infections, such as Hepatitis B, Hepatitis C and HIV, and some forms of cancer.

    Therapore-TM- is composed of two bacterial proteins that in IN VIVO tests have delivered peptides to induce potent cell-mediated immune responses. These responses include the generation of long-lived cytotoxic T-lymphocytes (CTL) and alterations in the amounts of cellular cytokines produced, which may lead to the effective treatment of persistent viral infections and the resolution of some forms of cancer. Potential products utilizing Therapore-TM- technology could include peptides or proteins from viruses such as Hepatitis B, Hepatitis C and HIV, all of which cause persistent infections, and from a range of cancers, including breast, ovarian, melanoma and prostate. Each of these indications represents a large market with a need for safe and effective treatments.

    Early stage pre-clinical research studies indicate that Therapore-TM- may be distinguished from other delivery systems. We believe that the therapeutic and preventative potential of Therapore-TM- is significant for the following two reasons: (i) the targeting of Therapore-TM- is highly efficient, such that in IN VIVO tests potent cell-mediated immune responses have been induced by the delivery of minute quantities of Therapore-TM- constructs; and
(ii) Therapore-TM- has the potential to deliver large peptides and proteins for processing by normal cellular mechanisms, which may permit broad immune coverage in humans. As a result of these characteristics, we believe that Therapore-TM--delivered antigens will be capable of producing an enhanced cell-mediated response more efficiently and safely than other products currently under development by our competitors.

    We plan to employ Therapore-TM- to develop novel immunotherapeutics for the treatment of chronic viral infections and cancers. We have entered into a collaborative agreement for WRAIR to fund and perform the first human clinical trial of a Therapore-TM--based product, a vaccine candidate under development by the U.S. Army against the Human Immunodeficiency Virus (HIV). This clinical trial of Therapore-TM--HIV is expected to begin this year. As clinical data becomes available, AVANT may seek a corporate partner to develop and to commercialize Therapore-TM-. We have currently suspended all in-house development efforts on Therapore-TM- to focus on more advanced programs.

F.  COLLABORATIVE AGREEMENTS

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

    AVENTIS: We are a party to two license agreements entered into in 1994 and 1995 with Aventis relating to Adjumer-Registered Trademark-- and Micromer-Registered Trademark--formulated vaccines, respectively, for the prevention of a variety of infectious diseases. Under the agreements, Aventis has been granted the exclusive right to make, use and sell
Adjumer-Registered Trademark-- and Micromer-Registered Trademark--formulated vaccines for prevention of influenza, Lyme disease and diseases caused by meningococcus and the co-exclusive right (exclusive, except for the right of AVANT or one other person licensed by us) to make, use and sell Adjumer-Registered Trademark-- and Micromer-Registered Trademark--formulated vaccines directed against five other pathogens, including pneumococcus and RSV. The licenses to Aventis apply to specified territories, including North and South America, Europe, Africa, Thailand and the countries of the former Soviet Union. We have retained rights to make, use, sell and license
Adjumer-Registered Trademark-- and Micromer-Registered Trademark--formulated vaccines against the subject infections in most of the Far East, including China and Japan, subject to geographical extension rights available to Aventis.

    Aventis made a $3.0 million equity investment in AVANT in 1994 upon the execution of the agreement relating to Adjumer-Registered Trademark-. In addition, in connection with this collaboration, in 1996 Aventis made milestone payments of $4.5 million and an additional equity investment of $1.0 million in AVANT. During 1998, Aventis made a further milestone payment to us upon initiation of a Phase I trial using an Adjumer-Registered Trademark--formulated vaccine for RSV. Contingent upon our achieving specified milestones, Aventis has agreed to pay AVANT up to an additional $6.2 million in connection with the development of Adjumer-Registered Trademark--formulated vaccines for influenza and Lyme disease and to make payments, on a product by product basis with respect to the development of other Adjumer-Registered Trademark-- and Micromer-Registered Trademark--formulated vaccines. Aventis must fund all costs associated with the development and commercialization, including the costs of clinical trials, of any vaccines it elects to develop utilizing our technology. In addition, we will be entitled to royalties based on net sales of any vaccine products developed and sold by Aventis pursuant to these agreements.

    In connection with our agreement relating to Micromer-Registered Trademark-, Aventis sponsored research at AVANT into Micromer-Registered Trademark--formulated vaccines directed against influenza and parainfluenza virus (PIV). This arrangement, pursuant to which we received $2.5 million, covered a two-year period that ended in 1997.

    Under the agreement relating to Adjumer-Registered Trademark-, we were required to use commercially reasonable efforts to establish a process capable of yielding quantities of clinical grade PCPP for use by Aventis in clinical studies. We have satisfied this requirement. In addition, we have facilitated the production of commercial grade PCPP in a contractor's current Good Manufacturing Practice (cGMP) compliant manufacturing facility according to agreed upon specifications. The Aventis agreement, while reserving to Aventis the right to manufacture PCPP, anticipates that we will supply PCPP under a cost-plus supply agreement.

    GLAXOSMITHKLINE: During 1997, we entered into an agreement with SmithKline to collaborate on the development and commercialization of our oral rotavirus vaccine. Under the terms of the agreement, SmithKline received an exclusive worldwide license to commercialize our rotavirus vaccine. We were responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine, which was completed in August 1998. Subject to the development by SmithKline of a viable manufacturing process, SmithKline must assume responsibility for all subsequent clinical trials and all other development activities. SmithKline made an initial license payment in 1997 upon execution of the agreement and has agreed to make further payments upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of the rotavirus vaccine. In June 1999, the Company received a milestone payment of $500,000 from SmithKline for successfully completing the Phase II clinical efficacy study and establishing a commercially viable process to manufacture the vaccine.

    PFIZER: In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Upon execution of the agreement, Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment. Under the agreement, we may receive additional milestone payments based upon attainment of specified milestones. We will also receive research and development funding for up to two years as well as royalty payments on eventual product sales.

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

    Moreover, we cannot predict whether our collaborators will continue their development efforts or, if they do, whether their efforts will achieve success. Many of our collaborators face the same kinds of risks and uncertainties in their business that we face. A delay or setback to a collaborator will, at a minimum, delay the commercialization of any affected products, and may ultimately prevent it. Moreover, any collaborator could breach its agreement with us or otherwise not use best efforts to promote our products. A collaborator may choose to pursue alternative technologies or products that compete with our technologies or products. In either case, if a collaborator failed to successfully develop one of our products, we would need to find another collaborator. Our ability to do so would depend upon our legal right to do so at the time and whether the product remained commercially viable.

G.  RISK FACTORS

    You should consider carefully these risk factors together with all of the information included or incorporated by reference in this Annual Report. This section includes some forward-looking statements.

OUR HISTORY OF LOSSES AND UNCERTAINTY OF FUTURE PROFITABILITY MAKE OUR COMMON STOCK A HIGHLY SPECULATIVE INVESTMENT.

    We have had no commercial revenues to date from sales of our products and cannot predict when we will. We have accumulated net operating losses since inception of approximately $155.3 million, as of December 31, 2000. We expect to spend substantial funds to continue research and product testing of the following products we have in the pre-clinical and clinical testing stages of development:

PRODUCT                                     USE                     STAGE
-------                         ---------------------------  -------------------
TP10                            Organ transplantation        Clinical phase II
TP10                            Pediatric cardiac surgery    Clinical phase IIb
TP10                            Adult cardiac surgery        Clinical phase II
TP10                            Heart attacks                Clinical phase I
TP20                            Stroke                       Pre-clinical
CETi-1 vaccine                  Atherosclerosis              Clinical phase I
Cholera vaccine                 Cholera                      Clinical phase IIb
Typhoid vaccine                 Typhoid fever                Clinical phase I/II
Shigella vaccine                Dysentery                    Pre-clinical
ETEC vaccine                    E. coli infection            Pre-clinical
Campylobacter vaccine           Campylobacter infection      Pre-clinical
Rotavirus vaccine               Rotavirus                    Clinical phase II
Adjumer-Registered Trademark-   Respiratory syncytial virus  Clinical phase I/II
Therapore-TM-                   Hepatitis                    Pre-clinical
Therapore-TM-                   HIV                          Pre-clinical

    In anticipation of Food and Drug Administration approval of these products, we will need to make substantial investments to establish sales, marketing, quality control, and regulatory compliance capabilities. These investments will increase if and when any of these products receive FDA approval. We cannot predict how quickly our lead products will progress through the regulatory approval process. As a result, we may continue to lose money for several years.

    IF WE CANNOT SELL CAPITAL STOCK TO RAISE NECESSARY FUNDS, IT MAY FORCE US TO LIMIT OUR RESEARCH, DEVELOPMENT AND TESTING PROGRAMS.

    We will need to raise more capital from investors to advance our lead products through the clinical testing and to fund our operations until we receive final FDA approval and our products begin to generate revenues for us. However, based on our history of losses, we may have difficulty attracting sufficient investment interest. We may also try to obtain funding through research grants and agreements with commercial collaborators. This kind of funding is at the discretion of other organizations and companies which have limited funds and many companies compete with us for those funds. As a result, we may not receive any research grants or funds from collaborators.

IF SELLING STOCKHOLDERS CHOOSE TO SELL SHARES IN LARGE VOLUME, THE TRADING PRICE OF OUR COMMON STOCK COULD SUFFER.

    In December 2000, we issued 1,841,236 shares of our common stock at $9.54 per share in connection with our acquisition of Megan Health Inc. and 285,877 shares of our common stock at $10.50 per share in a separate private placement with Pfizer, Inc. These transactions were the latest of several private placements of our common stock. Those shares plus among others, 4,650,953 shares we sold in a July 2000 private placement at $7.85 per share, 5,459,375 shares we sold in a September 1999 private placement at $1.92 per share, 2,043,494 shares we sold in a March 1998 private placement at $1.90 per share, 1,433,750 shares we issued in June 1998 in settlement of a contract dispute with a landlord, and 3,209,289 shares that employees may purchase under stock options at prices ranging from $0.30 to $24.64 per share, can be resold in the public securities markets without restriction. These shares in total account for approximately 33.1% of our total common stock outstanding as of December 31, 2000. If large numbers of shares are sold over a short period of time, the price of our stock may decline rapidly or fluctuate widely.

IF OUR PRODUCTS DO NOT PASS REQUIRED TESTS FOR SAFETY AND EFFECTIVENESS, WE WILL NOT BE ABLE TO DERIVE COMMERCIAL REVENUE FROM THEM.

    For AVANT to succeed, we will need to derive commercial revenue from the products we have under development. The FDA has not approved any of our lead products for sale to date. Our lead drug, TP10, is undergoing phase II clinical testing for use in pediatric and adult cardiac surgery. TP10 has also undergone phase I clinical testing for use in treating heart attacks and phase II clinical testing for organ transplant. Other products in our vaccine programs are in various stages of pre-clinical and clinical testing. Pre-clinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Pre-clinical tests can last years. If a product passes its pre-clinical tests satisfactorily, we file an investigational new drug application for the product with the FDA, and if the FDA gives its approval we begin phase I clinical tests. Phase I testing generally lasts between 6 and 12 months. If phase I test results are satisfactory and the FDA gives its approval, we can begin phase II clinical tests. Phase II testing generally lasts between 6 and 18 months. If phase II test results are satisfactory and the FDA gives its approval, we can begin phase III pivotal studies. Phase III studies generally last between 12 and 36 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

    In all cases we must show that a pharmaceutical product is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our lead products with companies, including Novartis Pharma AG, GlaxoSmithKline plc, Pfizer Inc. and Aventis Pasteur, which intend to commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. The key risk we face is that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of pre-clinical and clinical testing.

PRODUCT TESTING IS CRITICAL TO THE SUCCESS OF OUR PRODUCTS BUT SUBJECT TO DELAY OR CANCELLATION IF WE HAVE DIFFICULTY ENROLLING PATIENTS.

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

WE MAY FACE UNEXPECTED DIFFICULTY OR COSTS IN THE INTEGRATION OF MEGAN'S BUSINESS AND PROGRAMS WITH OUR OWN.

    In December 2000, we acquired all of the outstanding stock of Megan
Health, Inc., a company engaged in the discovery and development of human and food and safety vaccines using patented technologies. We may not be able to successfully integrate Megan's business, product and/or technology without a significant expenditure of operating, financial and management resources. In addition, Megan's acquired technology may require substantial additional research and development and clinical trials before they can be commercialized, all of which could adversely affect our results of operations and financial position.

    Although we believe that beneficial synergies will ultimately result from our acquisition of Megan, there can be no assurance that the long-term combination of the two companies' businesses will allow AVANT to achieve results of operations superior to what we could have achieved independently. No assurance can be given that AVANT will integrate the operations of Megan without encountering difficulties or experiencing the loss of key Megan personnel or that the benefits expected from such integration will be realized.

    During the integration process, we may encounter unforeseen difficulties and incur unforeseen costs. Management may have to spend significant time, money and other resources to integrate these businesses and resolve these difficulties. AVANT and Megan use complementary but different technologies, have different capabilities and employ different management styles, all of which may be barriers to the successful integration of the combined companies. Although management believes that substantial opportunities exist in the integration of the businesses of AVANT and Megan, the integration process may prove to be more difficult or costly than anticipated.

WE DEPEND GREATLY ON THE INTELLECTUAL CAPABILITIES AND EXPERIENCE OF OUR KEY EXECUTIVES AND SCIENTISTS AND THE LOSS OF ANY OF THEM COULD AFFECT OUR ABILITY TO DEVELOP OUR PRODUCTS.

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

WE RELY ON OUR CONTRACT MANUFACTURERS. SHOULD THE COST, DELIVERY AND QUALITY OF CLINICAL AND COMMERCIAL GRADE MATERIALS SUPPLIED BY CONTRACT MANUFACTURERS VARY TO OUR DISADVANTAGE, OUR BUSINESS OPERATIONS COULD SUFFER SIGNIFICANT HARM.

    We are dependent on sourcing from third-party manufacturers for suitable quantities of clinical and commercial grade materials essential to pre-clinical and clinical studies currently underway and to planned clinical trials in addition to those currently being conducted by third parties or us. The inability to have suitable quality and quantities of these essential materials produced in a timely manner would result in significant delays in the clinical development and commercialization of products, which could adversely affect our business, financial condition and results of operations. We plan to rely on collaborators and contract manufacturers to manufacture proposed products in both clinical and commercial quantities in the future. There can be no assurances that we will be able to enter into any arrangements with such third party manufacturers on acceptable terms or at all. Further, contract manufacturers must also operate in compliance with the FDA's Good Manufacturing Practices, or GMP; failure to do so could result in, among other things, the disruption of product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

    We depend on third party suppliers and manufacturers, including Walter Reed Army Institute of Research, Lonza Biologics plc, Bioconcepts, Inc., Multiple Peptide Systems and Maine Biological Laboratories, to provide us with suitable quantities of materials necessary for clinical tests. If these materials are not available in suitable quantities of appropriate quality, in a timely manner, and at a feasible cost, our clinical tests will face delays.

WE RELY ON THIRD PARTIES TO PLAN, CONDUCT AND MONITOR OUR CLINICAL TESTS, AND THEIR FAILURE TO PERFORM AS REQUIRED WOULD INTERFERE WITH OUR PRODUCT DEVELOPMENT.

    We rely on third parties, including Duke University Medical Center, The Cleveland Clinic, The Chicago Center for Clinical Research, Pharmaceutical Research Associates, Inc., PPD Development, LLC, the NIH and
GlaxoSmithKline plc to conduct our clinical tests. If any one of those third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

WE DEPEND GREATLY ON THIRD PARTY COLLABORATORS TO LICENSE, DEVELOP AND COMMERCIALIZE SOME OF OUR PRODUCTS, AND THEY MAY NOT MEET OUR EXPECTATIONS.

    We have agreements with other companies, including Novartis Pharma AG, Aventis Pasteur, GlaxoSmithKline plc, Pfizer Inc., and Innogenetics, Inc., for the licensing, development and ultimate commercialization of some of our products. Some of those agreements give substantial responsibility over the products to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our products as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. Our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

WE MAY FACE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING SALES, DISTRIBUTION AND MANUFACTURING CAPABILITIES FOR OUR COMMERCIALLY READY PRODUCTS.

    We have chosen to retain, rather than license, all rights to some of our lead products, such as TP10 for pediatric and adult cardiac surgery and our portfolio of travelers' vaccines. If we proceed with this strategy, we will have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

    Some of our products are difficult to manufacture, especially in large quantities, and we have not yet developed commercial scale manufacturing processes for any of our products. We do not currently plan to develop internal manufacturing capabilities to produce any of our products if they are approved for sale. To the extent that we choose to market and distribute products ourselves, this strategy will make us dependent on other companies to produce our products in adequate quantities, in compliance with regulatory requirements, and at a competitive cost. We may not find third parties capable of meeting those manufacturing needs.

A DECREASE IN DEMAND FOR MEGAN-REGISTERED TRADEMARK-VAC 1 AND OTHER FUTURE PRODUCTS COULD ADVERSELY AFFECT OUR REVENUES.

    Both demand and ultimately the profitability of Megan-Registered Trademark-Vac 1, our only current product available for commercial sales, and future products, are key to our success. The following are potential factors that may negatively affect the demand for Megan-Registered Trademark-Vac 1:

    - Our competitors may develop, manufacture and market products that are more effective or less expensive than ours;

    - Megan-Registered Trademark-Vac 1 could be replaced by a novel product and may disappear due to obsolescence;

    - Users may not accept such a recently approved product without years of proven history;

    - Our competitors in the food safety market have greater financial and management resources than we do, and significantly more experience in bringing products to market; and

    - We have no manufacturing or distribution facilities for Megan-Registered Trademark-Vac 1. Instead, we contract with Maine Biological Laboratories ("MBL"), a subsidiary of Lohmann Animal Health International, to manufacture Megan-Registered Trademark-Vac 1 for us.

    Any one of these factors could reduce demand for Megan-Registered Trademark-Vac 1 to a level which may lead to our discontinuation of the product.

    We employ two full time sales people to sell Megan-Registered Trademark-Vac
1. The costs associated with the employment of these two people, as well as the costs associated with our marketing and distribution of the product could become prohibitively expensive. Should we be unable to realize acceptable profits from sales of Megan-Registered Trademark-Vac 1, we may choose to scale back our commercialization efforts.

    Because AVANT's focus is on human health care, we are seeking an established animal health company to take over marketing and distribution of Megan-Registered Trademark-Vac 1 and to assume control of the late-stage food safety and animal health vaccines under development for the commercial poultry market. If we are unable to find a marketing and distribution partner, or the partner is unable to continue to distribute Megan-Registered Trademark-Vac 1 in an effective manner, or if we are unable to maintain sufficient personnel with the appropriate levels of experience to manage this function, we may be unable to meet the demand for our products and we may lose potential revenues.

WE MAY BE UNABLE TO MANAGE MULTIPLE LATE STAGE CLINICAL TRIALS FOR A VARIETY OF PRODUCT CANDIDATES SIMULTANEOUSLY.

    While we believe that we can have materials available for clinical trials and the initial market launch for our lead product candidates, we will not be able to commercialize these products until we have acceptable clinical trial results and regulatory approval from the FDA and/or foreign regulatory authorities. The FDA and other regulatory authorities require that the safety and efficacy of a drug be supported by results from adequate and well-controlled clinical trials before approval for commercial sale. If the results of Phase I and Phase II clinical trials of our products currently in progress do not demonstrate that they are safe and effective, we will not be able to initiate Phase III clinical trials when we currently anticipate or at all and to submit to the FDA a new drug application or other relevant applications for pre-market approval. Further, the results of pre-clinical testing and initial clinical trials do not necessarily predict how safe and effective a product will be when it is evaluated in large-scale Phase III clinical trials. It is possible that unacceptable side effects may be discovered at any time. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials.

    Even if we believe the clinical trials demonstrate the safety and efficacy of a product, the FDA and foreign regulatory authorities may not accept our assessment of the results. The FDA and foreign regulatory authorities may require us to conduct additional advanced clinical trials beyond those we are currently planning in order to demonstrate the safety and efficacy of our products. The rate of completion of our clinical trials depends on, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the clinical protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on our business, financial condition and results of operations.

    Moreover, we have not historically managed multiple late stage clinical trials simultaneously. During 2001 we expect to have in progress five Phase II clinical trials. Attracting individuals qualified to administer these and planned future late stage clinical trials is often difficult due to the complexity of the protocols and the size of the studies. We may be unable to find qualified individuals, which could delay our trials or result in increased costs. We may be unable to complete multiple late stage clinical trials concurrently as effectively or as quickly as we currently anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

OUR RELIANCE ON THIRD PARTIES REQUIRES US TO SHARE OUR TRADE SECRETS, WHICH INCREASES THE POSSIBILITY THAT A COMPETITOR WILL DISCOVER THEM.

    Because we rely on third parties to develop our products, we must share trade secrets with them. We seek to protect our proprietary technology in part by confidentiality agreements and, if applicable, inventor's rights agreements with our collaborators, advisors, employees and consultants. Our competitors may discover our trade secrets, either through breach of these agreements or through independent development. A competitor's discovery of our trade secrets would impair our competitive position. Moreover, we conduct a significant amount of research through academic advisors and collaborators who are prohibited from entering into confidentiality or inventor's rights agreements by their academic institutions.

WE LICENSE TECHNOLOGY FROM OTHER COMPANIES TO DEVELOP OUR PRODUCTS, AND THOSE COMPANIES COULD RESTRICT OUR USE OF IT.

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

WE HAVE MANY COMPETITORS IN OUR FIELD AND THEY MAY DEVELOP TECHNOLOGIES THAT MAKE OURS OBSOLETE.

    Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad, including Alexion Pharmaceutical, Bayer, Merck, Pfizer, Active Biotech, Swiss Serum Vaccine Institute and Japan Tobacco. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

    - develop technologies and products that are more effective than ours, making ours obsolete or otherwise noncompetitive;

    - obtain regulatory approval for products more rapidly or effectively than us; and

    - obtain patent protection or other intellectual property rights that would block our ability to develop competitive products.

WE RELY ON PATENTS, PATENT APPLICATIONS AND OTHER INTELLECTUAL PROPERTY PROTECTIONS TO PROTECT OUR TECHNOLOGY AND TRADE SECRETS; THEY ARE EXPENSIVE AND MAY NOT PROVIDE SUFFICIENT PROTECTION.

    Our success depends in part on our ability to obtain and maintain patent protection for technologies that we use. Biotechnology patents involve complex legal, scientific and factual questions and are highly uncertain. To date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents, particularly in regard to patents for technologies for human uses like those we use in our business. We cannot predict whether the patents we seek will issue. If they do issue, a competitor may challenge them and limit their scope. Moreover, our patents may not afford effective protection against competitors with similar technology. A successful challenge to any one of our patents could result in a third party's ability to use the technology covered by the patent. We also face the risk that others will infringe, avoid or circumvent our patents. Technology that we license from others is subject to similar risks and this could harm our ability to use that technology. If we, or a company that licenses technology to us, were not the first creator of an invention that we use, our use of the underlying product or technology will face restrictions, including elimination.

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

OUR BUSINESS REQUIRES US TO USE HAZARDOUS MATERIALS, WHICH INCREASES OUR EXPOSURE TO DANGEROUS AND COSTLY ACCIDENTS.

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

H. COMPETITION

    Competition in the biotechnology and vaccine industries is intense. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. Most of our competitors have substantially greater resources, more extensive experience in conducting pre-clinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of AVANT. There can be no assurance that our competitors will not develop technologies and products that are safer or more effective than any which are being developed by us or which would render our technology and products obsolete and noncompetitive, and our competitors may succeed in obtaining FDA approval for products more rapidly than we do. There can be no assurance that the vaccines and immunotherapeutic products under development by us and our collaborators will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will obtain regulatory approval in the United States or elsewhere. We believe that the principal competitive factors in the vaccine and immunotherapeutic market are product quality, measured by efficacy and safety, ease of administration and price.

    Our competitive position will also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales. We will require substantial capital resources to complete development of some or all of our products, obtain the necessary regulatory approvals and successfully manufacture and market our products. In order to secure capital resources, we anticipate having to sell additional capital stock, which would dilute existing stockholders. We may also attempt to obtain funds through research grants and agreements with commercial collaborators. However, these types of fundings are uncertain because they are at the discretion of the organizations and companies that control the funds. As a result, we may not receive any funds from grants or collaborations. Alternatively, we may borrow funds from commercial lenders, likely at high interest rates, which would increase the risk of any investment in AVANT.

I.  MANUFACTURING

    We have no manufacturing facilities, no experience in volume manufacturing and we plan to rely upon collaborators or contractors to manufacture our proposed products for both clinical and commercial purposes. We believe that there is currently sufficient capacity worldwide for the production of our potential products by our collaborators or through contract manufacturers.

    To date, we have been arranging with contract manufacturers for the manufacture of clinical trials supplies of TP10, CETi-1 and our rotavirus vaccine candidate. We have also contracted for the manufacture of PCPP in quantities sufficient for pre-clinical and clinical studies. Future manufacture of our rotavirus vaccine is the responsibility of SmithKline, which has received from us a world-wide exclusive license to commercialize this vaccine.

    We have contracted with Lonza Bologics plc for the scale-up and manufacture of commercial grade TP10 for our planned pivotal Phase III trial in infants undergoing cardiac surgery. The CETi-1 vaccine is manufactured under contracts with Multiple Peptide Services and Bioconcepts, Inc. WRAIR has manufactured Cholera Peru-15 and Bengal-15 vaccines under a collaborative agreement with us. We have also entered into a collaborative arrangement with WRAIR for the manufacture of a Therapore-TM--HIV product.

    Under the agreement relating to Adjumer-Registered Trademark-, we were required to use commercially reasonable efforts to establish a process capable of yielding quantities of clinical grade PCPP for use by Aventis in clinical studies. We have satisfied this requirement. The Aventis agreement, while reserving to Aventis the right to manufacture PCPP, anticipates that we may supply PCPP under a cost-plus supply agreement.

    The manufacturing processes for our other vaccine and immunotherapeutic delivery systems and vaccines utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

    Use of third party manufacturers limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise. If third party manufacturers fail to meet our manufacturing needs in an acceptable manner, we would face delays and additional costs while it develops internal manufacturing capabilities or finds alternative third party manufacturers.

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

J.  MARKETING

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

K. PATENTS, LICENSES AND PROPRIETARY RIGHTS

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

    In July 1999, we entered into a transfer and sale agreement with Innogenetics, Inc. ("Innogenetics") in which we conveyed to Innogenetics our rights in the TRAx-Registered Trademark- technology for detection of cell surface markers, such as CD4 and CD8 on T cells. This agreement gave Innogenetics the exclusive rights to sell the TRAx-Registered Trademark- CD4 and CD8 diagnostic products worldwide, with AVANT receiving payments and the rights to receive future royalties on sales.

    In the area of vaccine technology, we own issued U.S. patents and corresponding foreign applications directed to the use of vaccines incorporating both our Adjumer-Registered Trademark- and Micromer-Registered Trademark-vaccine delivery technology. Further, we own and have licensed other
U.S. patents and patent applications, and corresponding foreign applications, directed to technology that may be useful for our Micromer-Registered Trademark- and Adjumer-Registered Trademark- vaccine delivery systems. We have an exclusive license to a United States patent application, and corresponding foreign applications, directed to a vector construct that is used in our VibrioVec-TM-vaccine delivery system and an exclusive license to an issued U.S. patent directed to a rotavirus strain antigen, which forms the basis of our rotavirus vaccine. We also have an exclusive license to a U.S. patent application, and corresponding foreign applications, directed to a defective HSV2 virus for use in our vaccine directed against genital herpes, an exclusive license to U.S. patent applications, and a non-exclusive license to U.S. and foreign patents and applications directed to technology that may be useful for our Therapore-TM- system. We have two issued patents in foreign countries and additional pending patent applications in the U.S. and selected foreign countries relating to control of CETP activity through vaccination.

    There can be no assurance that patent applications owned by or licensed to AVANT will result in granted patents or that, if granted, the resultant patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patents or other proprietary rights that may be necessary or useful to AVANT. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad to prevent us from using important technology or from further developing or commercializing important vaccine and immunotherapeutic systems and vaccine candidates. If licenses from third parties are necessary but cannot be obtained, commercialization of the covered products might be delayed or prevented. Even if these licenses can be obtained, they would probably require us to pay ongoing royalties and other costs, which could be substantial.

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

    We use a mutated Vibrio cholerae in our VibrioVec-TM- vaccine delivery system. We are aware of an issued U.S. patent which claims a culture of mutated Vibrio cholerae. We believe that only one claim (the "Claim") of the patent may be pertinent to our VibrioVec-TM- system. The remaining claims of the patent cover other cultures, which we believe are not pertinent to VibrioVec-TM-. We have received an opinion of counsel from Fish & Richardson, P.C. that, based on the analysis set forth in their opinion and the facts known to them, the Claim is invalid. It should be noted that a party challenging the validity of a patent has the burden of proving invalidity and that the outcome of any litigation cannot be predicted with certainty. Accordingly, there can be no assurance that, if litigated, a court would conclude that the Claim is invalid.

    In November 2000, we acquired Megan Health, Inc. and by this acquisition obtained exclusive rights to vaccine technology patents and applications based on the work of Dr. Roy Curtiss III. These patent rights complement and expand the patent rights of AVANT in this technological area.

    We are aware of an issued U.S. patent relating to herpes virus vaccines that covers the same technology claimed in an application to which AVANT has been granted an exclusive license. In January 2000, an interference was declared in the U.S. Patent and Trademark Office to determine who is entitled to a U.S. patent on this technology.

    In addition to the patents referred to in the previous two paragraphs, there may be other patent applications and issued patents belonging to competitors that may require us to alter our vaccine candidates and vaccine and immunotherapeutic delivery systems, pay licensing fees or cease some of our activities. If our product candidates conflict with patents that have been or may be granted to competitors, universities or others, the patent owners could bring legal action against us claiming damages and seeking to enjoin manufacturing and marketing of the patented products. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such third party patent would be made available on acceptable terms or at all. We believe that there may be significant litigation in the biotechnology and vaccine industries regarding patent and other intellectual property rights. If we become involved in that litigation, we could consume substantial resources.

    LICENSES: We have entered into several significant license agreements relating to technology that is being developed by AVANT and/or its collaborators, including licenses from the following: Massachusetts Institute of Technology covering proprietary technologies for vaccine delivery related to PCPP microparticles; Penn State Research Foundation covering the production of polyphosphazene polymer; Harvard College relating to proprietary technology involving genetically altered Vibrio cholera and Salmonella strains; Cincinnati Children's Hospital involving proprietary rights and technologies relating to an attenuated rotavirus strain for a rotavirus vaccine; Harvard College and the Dana Farber Cancer Institute relating to a genetically-altered HSV2 virus for use in a genital herpes virus vaccine; and Harvard College and the NIH for the proprietary technology related to Therapore-TM-, a novel immunotherapy delivery system to be developed for delivery of products for the treatment of persistent viral infections and some forms of cancer. In general, these institutions (except the NIH) have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license.

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

L.  GOVERNMENT REGULATION

    Our activities and products are significantly regulated by a number of governmental entities, including the FDA in the United States and by comparable authorities in other countries and by the USDA with respect to products developed by Megan. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of our products. We must obtain regulatory approval for a product in all of these areas before we can commercialize the product. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Our inability to commercialize a product would impair our ability to earn future revenues.

    In the United States, vaccines and immunotherapeutics for human use are subject to FDA approval as "biologics" under the Public Health Service Act and "drugs" under the Federal Food, Drug and Cosmetic Act. The steps required before a new product can be commercialized include: pre-clinical studies in animals, clinical trials in humans to determine safety and efficacy and FDA approval of the product for commercial sale.

    Data obtained at any stage of testing is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Moreover, during the regulatory process, new or changed drug approval policies may cause unanticipated delays or rejection of our product. We may not obtain necessary regulatory approvals within a reasonable period of time, if at all, or avoid delays or other problems in testing our products. Moreover, even if we received regulatory approval for a product, the approval may require limitations on use, which could restrict the size of the potential market for the product.

    The FDA provides that human clinical trials may begin thirty (30) days after receipt and review of an Investigational New Drug ("IND") application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed by AVANT for each of our proposed products. Authorization to conduct a clinical trial in no way assures that the FDA will ultimately approve the product. Clinical trials are usually conducted in three sequential phases. In a Phase I trial, the product is given to a small number of healthy volunteers to test for safety (adverse effects). Phase II trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase III trial is performed in a large patient population over a wide geographic area to prove that significant efficacy exists. The FDA has ongoing oversight over all these trials and can order a temporary or permanent discontinuation if warranted. Such an action could materially harm AVANT. Clinical tests are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

    A product's safety and effectiveness in one test is not necessarily indicative of its safety and effectiveness in another test. Moreover, we may not discover all potential problems with a product even after completing testing on it. Some of our products and technologies have undergone only pre-clinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its test results indicated. This could prevent the product's widespread use, require its withdrawal from the market or expose us to liability.

    The results of the clinical trials and all supporting data are submitted to the FDA for approval. A Biologics License Application (BLA) is submitted for a biologic product; a New Drug Application (NDA) for a drug product. The interval between IND filing and BLA/NDA filing is usually at least several years due to the length of the clinical trials, and the BLA/NDA review process can take over a year. During this time the FDA may request further testing or additional trials or may turn down the application. Even with approval, the FDA frequently requires post-marketing safety studies (known as Phase IV trials) to be performed.

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

    In the United States, vaccines for animal health and food safety use are subject to USDA approval. The steps required before a new product can be commercialized include: pre-clinical studies in animals; clinical trials in animals to determine safety and efficacy; and USDA approval of the product for commercial sale. The registration of these vaccines may be subject to numerous delays or possibly outright rejection of the product by the agency. Delays may occur at any stage of testing, clinical results may be subject to unfavorable interpretation by the agency and regulatory approval, if received, may require limitations on use which could restrict the size of the potential market for the product. The USDA requires that the manufacturing facility that produces a licensed product meet specified standards, undergo an inspection and obtain an establishment license prior to commercial marketing. Under USDA regulations, this license is held by the manufacturer of the product, not the developer of the product, such as Megan. Failure to comply with applicable USDA regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

    The Advisory Committee on Immunization Practices (ACIP) of the CDC has a role in setting the public market in the United States for the vaccine products we intend to develop. The ACIP makes recommendations on the appropriate use of vaccines and related products and the CDC develops epidemiologic data relevant to vaccine requirements and usage.

    Because we may market our products abroad, we will be subject to varying foreign regulatory requirements. Although international efforts are being made to harmonize these requirements, applications must currently be made in each country. The data necessary and the review time varies significantly from one country to another. Approval by the FDA does not ensure approval by the regulatory bodies of other countries.

    Our collaborators are also subject to all of the above-described regulations in connection with the commercialization of products utilizing our technology.

M. PRODUCT LIABILITY

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

N.  EMPLOYEES; SCIENTIFIC CONSULTANTS

    As of March 1, 2001, we employed 66 full time persons, 13 of whom have doctoral degrees. Of these employees, 50 were engaged in or directly support research and development activities.

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

ITEM 2.  PROPERTIES

    We lease approximately 54,000 square feet of laboratory and office space in Needham, Massachusetts, of which we sublease approximately 13,000 square feet of excess laboratory and office space to a tenant. The lease has an initial six-year term which expires in April 2002. Under the lease agreement, we are obligated to pay a base annual rent of $1,335,600 until the end of the initial term. The sublease relating to the 13,000 square feet of excess space has an initial four-year term which expires in April 2000 with an option to extend the lease to April 2002. Under the sublease agreement, which was extended by the subtenant to April 2002, we will receive base annual sub-rental income of $308,300 until the end of the initial term. Aggregate net base rental payments for the years ended December 31, 2000 and 1999 for this facility were $1,019,700 and $580,600, respectively.

    We also lease approximately 17,800 square feet of laboratory and office space in Cambridge, Massachusetts. The lease has a five-year term, which commenced on December 1, 1996. Under the lease agreement, we are obligated to pay a base annual rent of $293,700 until the end of the lease term. Effective February 1, 1999, we sublet the entire Cambridge, Massachusetts facility through the end of the lease term. Under the sublease agreement, we will receive base annual sub-rental income of $431,700 of which approximately $41,400 will be payable to the landlord as additional rent.

    Our wholly owned subsidiary, Megan Health Inc., leases approximately 11,000 square feet of laboratory and office space in St. Louis, Missouri. The lease has a five-year term that expires August 31, 2002. Under the lease agreement, we are obligated to pay a base annual rent of $244,000 until the end of the lease term. In November 2000, our building was sold to a new landlord who subsequently notified Megan that its lease was being terminated without cause as provided in the lease. As required by the lease, Megan was given 270 days written notice that its lease would now terminate as of August 31, 2001. Megan is currently in discussions with the new landlord about possibly occupying less space in the building and extending the lease beyond August 2001 on a month-to-month basis. Megan is also investigating alternative lease arrangements in the St. Louis area.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on the Nasdaq National Market (the "Nasdaq") under the symbol "AVAN" on August 24, 1998. Prior to that date, we were traded on the Nasdaq under the symbol "TCEL". The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported by Nasdaq.

FISCAL PERIOD                                                   HIGH       LOW
-------------                                                 --------   --------
YEAR ENDED DECEMBER 31, 1999

1Q (Jan. 1 - March 31, 1999)................................   $ 2.41     $1.06
2Q (April 1 - June 30, 1999)................................     2.13      1.13
3Q (July 1 - Sept. 30, 1999)................................     3.13      1.69
4Q (Oct. 1 - Dec. 31, 1999).................................     2.47      1.50

YEAR ENDED DECEMBER 31, 2000

1Q (Jan. 1 - March 31, 2000)................................   $16.75     $2.06
2Q (April 1 - June 30, 2000)................................    11.06      4.66
3Q (July 1 - Sept. 30, 2000)................................    12.00      6.50
4Q (Oct. 1 - Dec. 31, 2000).................................    11.00      6.00

    As of March 1, 2001, there were approximately 655 shareholders of our common stock. The price of the common stock was $5.00 as of the close of the market on March 1, 2001. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon our operating and future earnings, our capital requirements and general business conditions.

    In December 2000, we issued 1,841,236 shares of our common stock at $9.54 per share in connection with our acquisition of Megan Health Inc. and 285,877 shares of our common stock at $10.50 per share in a separate private placement with Pfizer Inc.

    On July 17, 2000, we closed a private placement of approximately
4.7 million shares of common stock at $7.85 per share for a total amount of $36.5 million. PaineWebber, Inc. was the placing agent for the offering, which included several European and U.S. institutional investors. The transaction was not registered under the Securities Act of 1933, as amended, in reliance on an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, which was available because, among other things, there were fewer than thirty five purchasers of common stock and more than six months had elapsed from the date of any previous offerings. Proceeds from the private placement will be used to support clinical development of our lead complement inhibitor, TP10, in infants and adults undergoing cardiac surgery on cardiopulmonary bypass, the manufacture of commercial grade TP10 for the planned pivotal
Phase III in pediatric cardiac surgery and other company activities.

    On September 22, 1999, we closed a private placement of approximately
5.5 million shares of common stock at $1.92 per share for a total amount of $10.5 million. Nomura was the placing agent for the offering, which included several European and U.S. institutional investors. The transaction was not registered under the Securities Act of 1933, as amended, in reliance on an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, which was available because, among other things, there were fewer than thirty five purchasers of common stock and more than six months had elapsed from the date of any previous offerings. Proceeds from the private placement will be used to support clinical development of our lead complement inhibitor, TP10, in infants undergoing cardiac surgery on cardiopulmonary bypass and other company activities.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the audited consolidated financial statements of AVANT. The results of operations for 2000, 1999 and 1998 include the operating results of Virus Research Institute, Inc. ("VRI") from August 21, 1998, the date on which AVANT acquired VRI, through the present. The results of operations for 2000 also include the operating results of Megan Health, Inc. ("Megan") from December 1, 2000, the date on which AVANT acquired Megan, through the present (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). All amounts are in thousands except per share data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                            2000        1999        1998        1997       1996
                                          ---------   ---------   ---------   --------   --------
OPERATING REVENUE:

Product Sales, Product Development and
  Licensing Agreements..................  $     763   $   1,484   $   2,150   $  1,192   $  1,115
                                          ---------   ---------   ---------   --------   --------
OPERATING EXPENSE:

Research and Development................     10,774       7,872       5,703      5,257      6,036
Charge for Purchased In-Process
  Research & Development................      9,012          --      44,630         --         --
Legal Settlement........................       (500)         --        (166)     6,109         --
Other Operating Expense.................      5,430       5,556       4,377      3,494      6,549
                                          ---------   ---------   ---------   --------   --------
Total Operating Expense.................     24,716      13,428      54,544     14,860     12,585
                                          ---------   ---------   ---------   --------   --------
Non-Operating Income, Net...............      1,978         635         594        560        680
                                          ---------   ---------   ---------   --------   --------
Net Loss................................  $ (21,975)  $ (11,309)  $ (51,800)  $(13,108)  $(10,790)
                                          =========   =========   =========   ========   ========
Basic and Diluted Net Loss Per Common
  Share.................................  $   (0.42)  $   (0.26)  $   (1.56)  $  (0.52)  $  (0.50)
                                          =========   =========   =========   ========   ========
Weighted Average Common Shares
  Outstanding...........................     52,438      44,076      33,177     25,140     21,693
                                          =========   =========   =========   ========   ========

CONSOLIDATED BALANCE SHEET DATA

                                                               DECEMBER 31,
                                          -------------------------------------------------------
                                            2000        1999        1998        1997       1996
                                          ---------   ---------   ---------   --------   --------
Working Capital.........................  $  46,409   $  12,289   $  12,298   $  4,629   $ 11,673
Total Assets............................     63,563      19,883      22,650      9,827     17,224
Other Long Term Obligations.............      4,233         269         563        750         --
Accumulated Deficit.....................   (155,320)   (133,345)   (122,036)   (70,237)   (57,129)
Total Stockholders' Equity..............     53,932      17,413      18,770      6,316     15,619

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. Government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from likely changes in interest rates is not material.

    We do not utilize derivative financial instruments. See Notes 1 and 2 to the Consolidated Financials Statements for a description of our use of other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2000 due to the short-term maturities of these instruments.

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

    A significant portion of AVANT's revenue has consisted of payments by others to fund sponsored research, milestone payments under joint development agreements, license fees, payments for material produced for pre-clinical and clinical studies, and sales of test kits and antibodies. Certain portions of the collaborative payments are received in advance, recorded as deferred revenue and recognized when earned in later periods.

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

ACQUISITIONS

    MEGAN HEALTH, INC.: On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. ("Megan"), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies (see Note 14 of Notes to Consolidated Financial Statements). We issued approximately 1,841,200 shares of AVANT's common stock in exchange for all of the outstanding capital stock of Megan, on the basis of
0.763542977 shares of AVANT common stock for each share of Megan preferred stock and 0.08115304 shares of AVANT common stock for each share of Megan common stock. We also assumed all of the outstanding options to purchase common stock of Megan under Megan's stock option plan. The purchase price of $17,332,000 consisted of (i) the issuance of 1,841,200 shares of AVANT common stock valued at $15,803,400, (ii) cash distributed to certain Megan shareholders in lieu of AVANT common stock totaling $236,700, (iii) the issuance of fully vested options to purchase AVANT common stock valued at $239,400 and (iv) severance and transaction costs totaling $1,052,500. As of the date of the acquisition of Megan, AVANT had identified all significant actions to be taken to terminate certain Megan employees. Severance costs totaled approximately $164,200, were recognized upon consummation of the merger and are included in the $1,052,500 referenced above.

    The acquisition of Megan has been accounted for as a purchase. Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The excess of the purchase price over the tangible assets acquired was assigned to acquired intangible assets, the components of which include core technology, developed technology, strategic partner agreement and assembled work force. These acquired intangible assets are being amortized on a straight-line basis over their estimated lives which range from 5 to 17 years. An allocation of $9,012,300 was made to in-process research and development ("IPR&D"), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. The amount was charged as an expense in our financial statements during the fourth quarter of 2000.

    As of the date of the acquisition, Megan was engaged in three significant research and development projects. See our discussion of these projects in the section entitled "Animal Health and Food Safety Vaccine Programs" on page 10. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.

    Substantial additional research and development will be required prior to reaching technological feasibility on any of these products. In addition, each product needs to successfully complete a series of clinical trials and to receive USDA or other regulatory approval prior to commercialization. We are also dependent upon the activities of our collaborators in developing and marketing our products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance AVANT and our collaborators will be able to develop and commercialize these products before our competitors. If these products are not successfully developed and do not become commercially viable, our financial condition and results of operations could be materially adversely affected.

    VIRUS RESEARCH INSTITUTE, INC.: On August 21, 1998 AVANT acquired VRI, a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. We issued 14,036,400 shares of AVANT's common stock and warrants to purchase 1,811,200 shares of AVANT's common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares of our common stock and .20 of an AVANT warrant for each share of VRI common stock. The acquisition has been accounted for as a purchase. Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The excess of the purchase price over the tangible assets acquired was assigned to collaborative relationships, work force and goodwill and is being amortized on a straight-line basis over 12 to 60 months. An allocation of $44,630,000 was made to IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. The amount was charged as an expense in our financial statements during the third quarter of 1998.

    As of the date of the acquisition, VRI was engaged in six significant research and development projects. As of December 31, 2000, technological feasibility had not yet been reached on any of the major projects acquired, and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility on any of these projects. In addition, each project will need to successfully complete a series of clinical trials and will need to receive FDA approval prior to commercialization. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that AVANT and our collaborators will be able to develop and commercialize these products before our competitors. If these products are not successfully developed and do not become commercially viable, our financial condition and results of operations could be harmed.

    The acquisitions of Megan and VRI represent the only purchases of historical IPR&D by AVANT to date. As of December 31, 2000, we have no immediate plans to acquire additional IPR&D, although we expect to raise additional capital, as required, through licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement or public offering.

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

    We have elected to independently develop and commercialize TP10 for pediatric cardiac surgery. In September 1999, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. TP10 was well tolerated in the study population and results of this Phase I/II trial were presented at the Society of Cardiovascular Anesthesiologists Annual Meeting in May 2000 and at the American Heart Annual Association's Meeting in November 2000. In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery.

    AVANT expects to complete two Phase IIb studies of its lead complement inhibitor, TP10, in pediatric cardiac surgery utilizing cardiopulmonary bypass in a total of 40-70 patients before moving to a pivotal Phase III trial. The first study, which was initiated at the end of 2000, is enrolling babies born with hypoplastic left heart syndrome who often have high morbidity and mortality after heart surgery. The second study, which is being conducted in a lower risk infant population, is planned to begin shortly and will allow us to further define our clinical endpoints. We are looking to the results of these trials to support a mortality endpoint for the high risk infant population in the larger pivotal Phase III study and to allow for a possible broadening of the product label for TP10 to cover all babies under one year requiring cardiac surgery to repair congenital heart defects.

    In addition, in November 2000, AVANT initiated a placebo-controlled
Phase II trial in approximately 600 adult patients undergoing cardiac surgery utilizing cardiopulmonary bypass. This 30-center study is a dose-ranging study that will allow us to further define our clinical endpoints in the adult patient population before moving ahead to a number of pivotal clinical trials. This adult study is intended to investigate the efficacy and safety in a population known to be at high risk of medically important adverse outcomes that have a real effect on the long-term health of a substantial population. AVANT may partner the adult program when additional clinical data becomes available.

    CHOLESTEROL TREATMENT VACCINE: We are developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein (CETP), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL and LDL. We are developing a vaccine (CETi-1) to stimulate an immune response against CETP, which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits, which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions. In September 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study is to demonstrate the safety of single administrations of the vaccine at four different dosage strengths. Patient enrollment in this Phase I trial was completed in February 2000 and we announced trial results in January 2001.

    The vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The only serious adverse reaction reported during the study (allergic reaction to shower gel) was not related to study medication. There were no differences in the safety profiles of placebo groups and active vaccine groups. In addition there was limited evidence of an immune response in one subject treated with the highest dose. In addition, AVANT recently announced preliminary results from a double-blinded placebo controlled extension of the earlier completed Phase I trial of our CETP vaccine (CETi-1) in healthy adult volunteers. CETi-1 is being developed for the management of patients with low levels of HDL (high-density lipoprotein) cholesterol. Results from the extension study showed measurable antibody titers in all dose groups treated with study medication, suggesting a dose-response relationship. These data will be extremely helpful in designing a Phase II study, which we plan to begin in the summer of 2001. As clinical data becomes available, we plan to seek a corporate partner to complete development and to commercialize the vaccine.

    CHOLERA VACCINE: We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early Phase II trials. We then negotiated a collaboration agreement under which a Phase IIb trial will be performed and funded by the Walter Reed Army Institute of Research (WRAIR) and the National Institute of Health (NIH). This trial, started in October 2000, will test the safety, immunogenecity and protective capacity of the vaccine against a challenge with live virulent cholera. If results from this study are positive, we will move rapidly to complete the manufacture of cGMP grade clinical material in 2001 and to initiate a pivotal challenge trial in the first half of 2002. Development of a safe, effective cholera vaccine is the first step in establishing AVANT's travelers' vaccine franchise. AVANT has also conducted initial clinical studies of our single dose, oral typhoid vaccine and has a shigella vaccine in pre-clinical development. With the acquisition of Megan Health Inc., AVANT has gained access to technologies for developing vaccines against CAMPYLOBACTER and E. COLI, two additional causes of serious diarrheal diseases worldwide.

    ROTAVIRUS VACCINE: Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, we licensed our oral rotavirus vaccine to SmithKline. In 1999, after our Phase II study demonstrated 89% protection in a study involving 215 infants, SmithKline paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. SmithKline has initiated Phase I/II bridging studies in Europe using its newly manufactured rotavirus vaccine, called Rotarix-TM-, and is now planning to start Phase III safety and efficacy studies in the second half of 2001, after review with health authorities. Assuming product development and commercialization continues satisfactorily, we expect that SmithKline will pay us additional milestones and a royalty based on sales.

    ADJUMER-REGISTERED TRADEMARK-: AVANT is a party to two license agreements with Aventis pursuant to which Aventis has been granted the exclusive and co-exclusive right (exclusive, except for the right of AVANT or one other person licensed by AVANT) to make, use and sell certain of our vaccines. We received a milestone payment of $600,000 from our collaborator Aventis in the fourth quarter of 1998. The milestone payment relates to a Phase I clinical trial using our Adjumer-Registered Trademark--formulated Respiratory Syncytial Virus (RSV) vaccine initiated by Aventis in 1998.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 31, 1999

    AVANT reported a net loss of $21,975,000, or $0.42 per share, for the year ended December 31, 2000, compared to a net loss of $11,309,100, or $0.26 per share, for the year ended December 31, 1999. The net loss for the year ended December 31, 2000 includes a charge of $9,012,300 for purchased in-process research and development related to the acquisition of Megan in December 2000. Excluding the charge for purchased in-process research and development, the net loss for 2000 increased $1,653,600, or 14.6%, to $12,962,700, or $0.25 per share, compared to a net loss of $11,309,100, or $0.26 per share, for 1999. The weighted average common shares outstanding used to calculate the net loss per common share was 52,438,100 in 2000 and 44,076,400 in 1999.

OPERATING REVENUE

    Total operating revenue decreased $720,300, or 48.6%, to $763,200 in 2000 from $1,483,500 in 1999.

    Product development and licensing revenue decreased $753,700, or 50.8%, to $729,800 in 2000 from $1,483,500 in 1999. In 2000, we recognized $729,800 in the amortization of nonrefundable license fees from Novartis and Pfizer in product development and licensing revenue. In 1999, product development and licensing revenue consisted primarily of $750,000 in the amortization of a nonrefundable option fee associated with our agreement with Novartis, a milestone payment of $500,000 from SmithKline and $193,500 received in connection with our SBIR grants.

    Product sales for 2000 totaled $33,400 and were derived from sales of our Megan-Registered Trademark-Vac 1 product, a vaccine for use in chickens for protection against multiple strains of SALMONELLA bacteria, which we acquired in connection with our acquisition of Megan. There were no product sales recorded in 1999.

OPERATING EXPENSE

    Total operating expense for 2000 was $24,716,300 compared to $13,427,800 for 1999. Operating expense for 2000 included a charge of $9,012,300 for purchased in-process research and development in connection with the acquisition of Megan in December 2000. Excluding the purchased in-process research and development charge, operating expense increased $2,276,200, or 17.0%, to $15,104,000 for 2000 compared to $13,427,800 for 1999. The increase in total operating expense for 2000 compared to 1999 is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with AVANT's TP10 and CETi-1 clinical programs. These cost increases were offset in part by the receipt in 2000 of legal settlement payments totaling $500,000 and a reduction in the charge for amortization of acquired intangible assets.

    Research and development expense increased $2,902,400, or 36.9%, to $10,774,200 in 2000 from $7,871,800 in 1999. The increase in 2000 compared to
1999 is primarily due to costs associated with conducting clinical trials of CETi-1 and TP10, and an increase in expense associated with the manufacture of clinical materials.

    Selling, general and administrative expense increased $528,100, or 12.3%, to $4,808,300 in 2000 compared to $4,280,200 in 1999. Included in selling, general and administrative expense in 2000 and 1999 are charges of $69,600 and $105,900 for the write-off of certain capitalized patent costs associated with our complement and SMIR programs, respectively. Excluding the write-off of patent costs in 2000 and 1999, selling, general and administrative expense increased $564,400, or 13.5%, to $4,738,700 for 2000 compared to $4,174,300 for 1999. The increase in expense in 2000 compared to 1999 is primarily attributed to higher consultant, investor relations and personnel costs.

NON-OPERATING INCOME, NET

    Interest income increased $1,342,900, or 211%, to $1,978,100 for 2000 compared to $635,200 for 1999. The increase in interest income is primarily due to higher average cash balances in 2000.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 31, 1998

    AVANT reported a net loss of $11,309,100, or $0.26 per share, for the year ended December 31, 1999, compared to a net loss of $51,799,700, or $1.56 per share, for the year ended December 31, 1998. The net loss for the year ended December 31, 1998 includes a charge of $44,630,000 for purchased in-process research and development related to the acquisition of VRI in August 1998. Excluding the charge for purchased in-process research and development in 1998, the net loss for 1999 increased 57.7% to $11,309,100, or $0.26 per share, compared to a net loss of $7,169,700, or $0.22 per share, for 1998. The weighted average common shares outstanding used to calculate the net loss per common share was 44,076,400 in 1999 and 33,177,200 in 1998.

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

    There were no product sales recorded in 1999. Product sales for 1998 totaled $55,900 and were derived from sales of our TRAx-Registered Trademark- test kits. In August 1999, we sold the TRAx-Registered Trademark- line of diagnostic products and the TRAx-Registered Trademark- technology.

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

    Research and development expense increased $2,168,700, or 38.0%, to $7,871,800 in 1999 from $5,703,100 in 1998. The increase in 1999 compared to
1998 is primarily due to a full year of operations of VRI in 1999 versus four months in 1998, costs associated with conducting the Phase I clinical trial of CETP and the Phase I/II clinical trial of TP10, both ongoing in 1999, and an increase in expenses associated with the manufacture of clinical materials.

    General and administrative expense increased $472,100, or 12.4%, to $4,280,200 in 1999 compared to $3,808,100 in 1998. Included in general and administrative expense in 1999 and 1998 are charges of $105,900 and $294,500 for the write-off of certain capitalized patent costs associated with our SMIR program and our TRAx-Registered Trademark- technology, respectively. Excluding the write-off of patent costs in 1999 and 1998, general and administrative expense increased $660,700, or 18.8%, to $4,174,300 for 1999 compared to $3,513,600 for 1998. The increase in 1999 compared to 1998 is primarily due to a full year of operations of VRI in 1999 versus four months in 1998.

NON-OPERATING INCOME, NET

    Non-operating income, net increased $41,000, or 6.9%, to $635,200 for 1999 compared to $594,200 in 1998. Interest income increased $63,300, or 11.1%, to $635,200 for 1999 compared to $571,900 for 1998. The increase in interest income is primarily due to higher average cash balances in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    AVANT's cash, cash equivalents and marketable securities at December 31, 2000 was $50,177,000 compared to $13,619,000 at December 31, 1999. Cash used in operations was $4,431,900 in 2000 compared $8,539,100 in 1999 and $8,852,000 in
1998.

    Concurrent with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment in AVANT. In
July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million payment by Novartis which was received by AVANT in January 2000.

    On July 17, 2000, we completed a private placement of 4,650,900 newly issued shares of common stock at $7.85 per share which generated net proceeds totaling approximately $34,481,000 after deducting all associates expenses. In
September 1999, we completed a private placement of 5,459,400 shares of common stock to institutional investors at a price of $1.92 per share. Net proceeds from the common stock issuance totaled approximately $9,838,900. In March 1998, we completed a private placement of 2,043,500 shares of common stock to institutional investors at a price of $1.90 per share. Net proceeds from the common stock issuance totaled approximately $3,699,800.

    In November 1997, AVANT reached a settlement in a lawsuit with our former landlord and the landlord's mortgagee. As part of the settlement, we agreed to pay $858,800 in cash on November 17, 1997 and issue a total of 1,500,000 shares of our common stock. In addition, we signed a note for

$750,000, due on November 16, 1998, secured by $750,000 cash and a note for $750,000 due November 15, 1999, secured by 132,500 shares of our common stock. The total settlement, valued at $6,108,800, is comprised of the cash and notes totaling $2,358,800 and our common stock valued at $3,750,000 as of October 31, 1997. The common stock is subject to restrictions on transfer in accordance with the settlement agreement and limits the number of shares that may be sold over a given period of time. In May 1998, in accordance with the settlement agreement, we elected to secure the note for $750,000 due November 15, 1999 by $750,000 cash in exchange for the return of 66,250 shares or one half of the common stock originally used to secure the note. The cash collateral is recorded as short-term restricted cash at December 31, 1998. In November 1999, the note was paid in full.

    During 1994, we entered into an agreement providing us with the right to lease up to $2,000,000 of equipment for up to a five-year term. The lease arrangement contains certain restrictive covenants, determined at the end of each fiscal quarter. In accordance with the lease agreement, in September 1995 we pledged as collateral cash equal to the amount outstanding on the lease, which is to remain in a certificate of deposit until the end of the lease, or as otherwise agreed by the lessor and AVANT. In March 2000, the lessor released us from the requirement to maintain cash collateral.

    AVANT believes that cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2001 and into the first half of 2002. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical and commercial grade materials and the scope of collaborative arrangements. During 2001, we expect to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement or public offering. There can be no assurance that such efforts will be successful.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     41
Consolidated Balance Sheet at December 31, 2000 and
  December 31, 1999.........................................     42
Consolidated Statement of Operations for the Years Ended
  December 31, 2000, December 31, 1999 and December 31,
  1998......................................................     43
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2000, December 31, 1999 and
  December 31, 1998.........................................     44
Consolidated Statement of Cash Flows for the Years Ended
  December 31, 2000, December 31, 1999 and December 31,
  1998......................................................     45
Notes to Consolidated Financial Statements..................     46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of

AVANT Immunotherapeutics, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVANT Immunotherapeutics, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 2001

                         AVANT IMMUNOTHERAPEUTICS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                          ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $  50,177,000   $  13,619,000
  Accounts Receivable.......................................        153,500              --
  Inventories...............................................         59,200              --
  Current Portion Lease Receivable..........................        395,700         431,700
  Prepaid and Other Current Assets..........................      1,021,200         439,000
                                                              -------------   -------------
    Total Current Assets....................................     51,806,600      14,489,700
Property and Equipment, Net.................................      1,037,900       1,256,800
Restricted Cash.............................................             --         217,000
Long-Term Lease Receivable..................................             --         395,700
Intangible and Other Assets.................................     10,718,500       3,523,500
                                                              -------------   -------------
    Total Assets............................................  $  63,563,000   $  19,882,700
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................  $     902,300   $     575,300
  Accrued Expenses..........................................      2,681,600       1,331,500
  Current Portion Deferred Revenue..........................      1,539,600              --
  Current Portion Lease Payable.............................        274,500         293,700
                                                              -------------   -------------
    Total Current Liabilities...............................      5,398,000       2,200,500
                                                              -------------   -------------
Long-Term Deferred Revenue..................................      4,233,000              --
Long-Term Lease Payable.....................................             --         269,200

Commitments and Contingent Liabilities (Notes 3 and 13)

Stockholders' Equity:
  Common Stock, $.001 Par Value 75,000,000 Shares
    Authorized; 57,144,200 Issued and Outstanding at
    December 31, 2000; 48,127,400 Issued and Outstanding at
    December 31, 1999.......................................         57,100          48,100
  Additional Paid-In Capital................................    209,195,300     150,710,300
  Accumulated Deficit.......................................   (155,320,400)   (133,345,400)
                                                              -------------   -------------
    Total Stockholders' Equity..............................     53,932,000      17,413,000
                                                              -------------   -------------
    Total Liabilities and Stockholders' Equity..............  $  63,563,000   $  19,882,700
                                                              =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         AVANT IMMUNOTHERAPEUTICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          2000            1999            1998
                                                      -------------   -------------   -------------
OPERATING REVENUE:
Product Development and Licensing Agreements........  $    729,800    $  1,483,500    $  2,094,500
Product Sales.......................................        33,400              --          55,900
                                                      ------------    ------------    ------------
    Total Operating Revenue.........................       763,200       1,483,500       2,150,400
                                                      ------------    ------------    ------------

OPERATING EXPENSE:
Research and Development............................    10,774,200       7,871,800       5,703,100
Selling, General and Administrative.................     4,808,300       4,280,200       3,808,100
Cost of Product Sale................................         3,500              --          22,300
Charge for Purchased In-Process
  Research & Development............................     9,012,300              --      44,630,000
Legal Settlement....................................      (500,000)             --        (165,600)
Amortization of Acquired Intangible Assets..........       618,000       1,275,800         546,400
                                                      ------------    ------------    ------------
    Total Operating Expense.........................    24,716,300      13,427,800      54,544,300
                                                      ------------    ------------    ------------
Operating Loss......................................   (23,953,100)    (11,944,300)    (52,393,900)
Non-Operating Income, Net...........................     1,978,100         635,200         594,200
                                                      ------------    ------------    ------------
Net Loss............................................  $(21,975,000)   $(11,309,100)   $(51,799,700)
                                                      ============    ============    ============
Basic and Diluted Net Loss Per Common Share.........  $      (0.42)   $      (0.26)   $      (1.56)
                                                      ============    ============    ============
Weighted Average Common
  Shares Outstanding................................    52,438,100      44,076,400      33,177,200
                                                      ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         AVANT IMMUNOTHERAPEUTICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                     COMMON      ADDITIONAL    TREASURY                       TOTAL
                                                      STOCK       PAID-IN       STOCK      ACCUMULATED    STOCKHOLDERS'
                                         SHARES     PAR VALUE     CAPITAL        COST        DEFICIT         EQUITY
                                       ----------   ---------   ------------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1997.........  26,487,400    $26,500    $ 76,561,400   $(35,800)  $ (70,236,600)  $  6,315,500

Shares Issued upon Exercise of Stock
  Options............................      11,400         --          15,300        --               --         15,300
Employee Stock Purchase Plan
  Issuance...........................          --         --         (10,700)   22,000               --         11,300
Returned Shares from Settlement of
  Litigation at $2.50 per Share......     (66,300)        --        (165,600)       --               --       (165,600)
Net Proceeds from Stock Issuance.....   2,043,500      2,000       3,697,800        --               --      3,699,800
Shares Issued for Acquisition of
  Virus Research Institute, Inc......  14,036,400     14,000      60,679,000        --               --     60,693,000
Net Loss for the Year Ended
  December 31, 1998..................          --         --              --        --      (51,799,700)   (51,799,700)
                                       ----------    -------    ------------   --------   -------------   ------------
BALANCE AT DECEMBER 31, 1998.........  42,512,400    $42,500    $140,777,200   $(13,800)  $(122,036,300)  $ 18,769,600

Shares Issued upon Exercise of Stock
  Options............................     152,100        100         102,000        --               --        102,100
Employee Stock Purchase Plan
  Issuance...........................       3,500         --          (2,200)   13,800               --         11,600
Net Proceeds from Stock Issuance.....   5,459,400      5,500       9,833,300        --               --      9,838,800
Net Loss for the Year Ended
  December 31, 1999..................          --         --              --        --      (11,309,100)   (11,309,100)
                                       ----------    -------    ------------   --------   -------------   ------------
BALANCE AT DECEMBER 31, 1999.........  48,127,400    $48,100    $150,710,300   $    --    $(133,345,400)  $ 17,413,000

Shares Issued upon Exercise of Stock
  Options............................     738,800        700       2,114,800        --               --      2,115,500
Shares Issued upon Exercise of
  Warrants...........................      55,000        100         313,600        --               --        313,700
Employee Stock Purchase Plan
  Issuance...........................       5,500         --          11,000        --               --         11,000
Net Proceeds from Stock Issuance.....   6,376,300      6,400      39,509,500        --               --     39,515,900
Shares Issued for Acquisition of
  Megan Health, Inc..................   1,841,200      1,800      16,536,100        --               --     16,537,900
Net Loss for the Year Ended
  December 31, 2000..................          --         --              --        --      (21,975,000)   (21,975,000)
                                       ----------    -------    ------------   --------   -------------   ------------
BALANCE AT DECEMBER 31, 2000.........  57,144,200    $57,100    $209,195,300   $    --    $(155,320,400)  $ 53,932,000
                                       ==========    =======    ============   ========   =============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         AVANT IMMUNOTHERAPEUTICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          2000            1999            1998
------------------------------------------------      -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..........................................  $(21,975,000)   $(11,309,100)   $(51,799,700)
  Adjustments to Reconcile Net Loss to Cash
  Used by Operating Activities:
    Depreciation and Amortization...................     1,310,800       1,988,600         989,800
    Write-off of Capitalized Patent Costs...........        69,600         105,900         337,000
    Non-Cash Portion of Litigation Settlement.......            --              --        (165,600)
    Gain on Sale of Equipment.......................            --              --         (22,300)
    Charge for Purchased In-Process Research and
      Development...................................     9,012,300              --      44,630,000
  Changes in Assets and Liabilities, Net of
    Acquisition:
    Current Portion Restricted Cash.................            --         750,000              --
    Accounts Receivable.............................        (8,100)             --              --
    Inventories.....................................         2,400              --              --
    Prepaid and Other Current Assets................      (541,900)        190,700      (1,529,900)
    Accounts Payable and Accrued Expenses...........     1,787,900         358,400      (1,291,300)
    Deferred Revenue................................     5,772,600        (750,000)             --
    Lease Receivable................................       431,700         395,600              --
    Lease Payable...................................      (294,200)       (269,200)             --
                                                      ------------    ------------    ------------
Net Cash Used in Operating Activities...............    (4,431,900)     (8,539,100)     (8,852,000)
                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Property and Equipment.............      (177,200)       (688,500)       (294,800)
  Proceeds from the Sale of Equipment...............            --              --          25,200
  Redemption of Marketable Securities...............            --       4,903,100       4,463,000
  Increase in Patents and Licenses..................      (282,000)       (344,200)       (426,000)
  Decrease in Long-Term Restricted Cash, Net........       217,000         148,000         160,000
  Cash Paid for Acquisition of Megan
    Health, Inc.....................................      (724,000)             --              --
  Cash Received from Acquisition of Virus Research
    Institute, Inc..................................            --              --       4,391,500
  Payment of Notes Payable..........................            --        (750,000)       (750,000)
  Other.............................................            --              --          57,600
                                                      ------------    ------------    ------------
Net Cash Provided by (Used in) Investing
  Activities........................................      (966,200)      3,268,400       7,626,500
                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Stock Issuance..................    39,515,900       9,850,400       3,711,100
  Proceeds from Exercise of Stock Options and
    Warrants........................................     2,440,200         102,100          15,300
                                                      ------------    ------------    ------------
Net Cash Provided by Financing Activities...........    41,956,100       9,952,500       3,726,400
                                                      ------------    ------------    ------------
Increase in Cash and Cash Equivalents...............    36,558,000       4,681,800       2,500,900

Cash and Cash Equivalents at Beginning of Period....    13,619,000       8,937,200       6,436,300
                                                      ------------    ------------    ------------
Cash and Cash Equivalents at End of Period..........  $ 50,177,000    $ 13,619,000    $  8,937,200
                                                      ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         AVANT IMMUNOTHERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) NATURE OF BUSINESS

    AVANT Immunotherapeutics, Inc. ("AVANT") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. We develop and commercialize products on a proprietary basis and in collaboration with established pharmaceutical partners, including Novartis Pharma AG, Aventis Pasteur, GlaxoSmithKline plc and Pfizer Inc.

    In July 2000, we completed a private placement of approximately 4,650,900 shares of common stock to institutional investors at a price of $7.85 per share which generated net proceeds totaling approximately $34,481,000. In
September 1999, we completed a private placement of 5,459,400 shares of common stock to institutional investors at a price of $1.92 per share. Net proceeds from the common stock issuance totaled approximately $9,838,800.

    On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. ("Megan"), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies (see
Note 14). On August 21, 1998, AVANT acquired all of the outstanding capital stock of Virus Research Institute, Inc. ("VRI"), a company engaged in the discovery and development of (i) systems for the delivery of vaccines and immunotherapeutics and (ii) novel vaccines (see Note 15).

    AVANT's cash and cash equivalents at December 31, 2000 was $50,177,000. Our working capital at December 31, 2000 was $46,408,600. We incurred a loss of $21,975,000 for the year ended December 31, 2000. AVANT believes that cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2001. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies and the scope of collaborative arrangements. During 2001, we expect to take steps to raise additional capital, including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement or public offering. There can be no assurances that such efforts will be successful.

    In December 2000, Pfizer Inc. made an equity investment of $3,000,000 for 285,900 shares of our common stock and paid a license fee of $2,500,000 as a result of our acquisition of Megan Health, Inc. (see Note 9).

    In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million payment by Novartis which was received by AVANT in January 2000. The payment included an equity investment of $2,307,700 for 1,439,500 shares of our common stock at $1.60 per share and a license fee of $3,692,300.

    (B) BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and our wholly owned subsidiaries Megan Health, Inc. and Polmerix, Inc. All intercompany transactions have been eliminated.

                         AVANT IMMUNOTHERAPEUTICS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (C) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

    We invest our non-operating cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity.

    (D) FAIR VALUE OF FINANCIAL INSTRUMENTS

    AVANT enters into various types of financial instruments in the normal course of business. Fair values for cash, cash equivalents, short-term investments, accounts and notes receivable, accounts and notes payable and accrued expenses approximate carrying value at December 31, 2000 and 1999, due to the nature and the relatively short maturity of these instruments.

    (E) REVENUE RECOGNITION

    AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. Nonrefundable revenue derived from such agreements is recognized over the specified development period as research and development or discovery activities are performed. Milestone payments are recognized as revenue upon receipt, if we have no continuing involvement in accordance with the related agreement. Option fees are recognized over the related option period. Payments received in advance of activities being performed is recorded as deferred revenue. Revenues from product sales are recorded when the product is shipped providing no significant post-delivery obligations remain and collection of the related receivable is reasonably assured.

    The adoption of Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" has no impact on our financial statements.

    (F) RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred.

    (G) INVENTORIES

    Inventories are stated at the lower of cost or market. Inventories consist of finished products at December 31, 2000. Cost is determined using the first-in, first-out (FIFO) method.

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

                         AVANT IMMUNOTHERAPEUTICS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I) LICENSES, PATENTS AND TRADEMARKS

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

    (K) COMPREHENSIVE INCOME

    AVANT adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. The statement requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income." Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 1999 and 2000, the Company had no other comprehensive income.

    (L) STOCK COMPENSATION

    AVANT's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". All stock based awards to non-employees are accounted for at their fair value as prescribed by SFAS 123 and ETIF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in conjunction with Selling, Goods and Services" (see Note 7).

    (M) USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

    (N) SEGMENTS

    AVANT is engaged principally in one industry segment that represents all revenues. AVANT follows the requirements of Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information."

                         AVANT IMMUNOTHERAPEUTICS, INC.

2.  SHORT-TERM INVESTMENTS AND RESTRICTED CASH

    AVANT invests in high quality, short-term investments which are considered highly liquid and are available to support current operations. We also invest in high quality, debt securities which are classified as held-to-maturity. At December 31, 2000 and 1999, our investments that met the definition of cash equivalents were recorded at cost, which approximated fair value.

    Pursuant to the terms of an operating lease, AVANT pledged as collateral $217,000 at December 31, 1999 (see Note 3). In March 2000, the lessor released us from the requirement to maintain cash collateral.

3.  PROPERTY, EQUIPMENT AND LEASES

    Property and equipment includes the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     -------------   -------------
Laboratory Equipment...............................   $ 2,800,500     $ 2,595,400
Office Furniture and Equipment.....................     1,355,600       1,176,800
Leasehold Improvements.............................       962,200         938,100
                                                      -----------     -----------
Property and Equipment, Total......................     5,118,300       4,710,300
Less Accumulated Depreciation......................    (4,080,400)     (3,453,500)
                                                      -----------     -----------
                                                      $ 1,037,900     $ 1,256,800
                                                      ===========     ===========

    Depreciation expense related to equipment and leasehold improvements was approximately $524,200, $543,100 and $267,600 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In May 1996, we entered into a six-year lease for laboratory and office space in Needham, Massachusetts. The lease replaced two-year lease and sublease agreements entered into in March 1995 for the same location and increased the amount of office and laboratory space available.

    In 1994, we entered into a lease agreement providing AVANT with the right to lease up to $2,000,000 of equipment for up to a five-year term. The lease agreement contains specified restrictive covenants determined at the end of each fiscal quarter which, for the quarter ended September 30, 1995, included a minimum cash, cash equivalents and short-term investments balance of $10,000,000. At September 30, 1995 our cash and cash equivalents balance was below $10,000,000. As a result, in accordance with the lease agreement, we pledged cash as collateral to the lessor equal to the amount outstanding on the lease, which is to remain in a certificate of deposit until the end of the lease or as otherwise agreed by the lessor and AVANT. We have recorded $217,000 as long-term restricted cash at December 31, 1999. In March 2000, the lessor released us from the requirement to maintain cash collateral.

                         AVANT IMMUNOTHERAPEUTICS, INC.

3.  PROPERTY, EQUIPMENT AND LEASES (CONTINUED)
    Obligations for base rent, net of sublease income, under these and other noncancelable operating leases as of December 31, 2000 are approximately as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $1,210,800
2002........................................................     377,400
2003........................................................      24,500
2004........................................................      23,800
2005 and thereafter.........................................      19,800
                                                              ----------
Total minimum lease payments................................  $1,656,300
                                                              ==========

    Our total rent for all operating leases (including rent expense net of sublease income) was approximately $1,159,300, $804,900 and $909,500 for the years ended December 31, 2000, 1999 and 1998, respectively.

4.  OTHER ASSETS

    Other assets include the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     -------------   -------------
Capitalized Patent Costs...........................   $ 2,322,900     $ 2,101,300
Accumulated Amortization...........................      (883,900)       (715,300)
                                                      -----------     -----------
Capitalized Patent Costs, Net......................     1,439,000       1,386,000

Acquired Intangible Assets:
  Goodwill.........................................     2,275,700       2,275,700
  Collaborative Relationships......................     1,090,000       1,090,000
  Assembled Workforce..............................       625,400         470,000
  Core Technology..................................     1,786,900              --
  Developed Technology.............................     3,263,100              --
  Strategic Partner Agreement......................     2,563,900              --
Accumulated Amortization...........................    (2,440,300)     (1,822,200)
                                                      -----------     -----------
Acquired Intangible Assets, Net....................     9,164,700       2,013,500
Other Non Current Assets...........................       114,800         124,000
                                                      -----------     -----------
                                                      $10,718,500     $ 3,523,500
                                                      ===========     ===========

    In December 2000 and 1999, we evaluated and subsequently wrote off approximately $69,600 and $105,900 of capitalized patent costs relating to certain abandoned patent applications in our complement program and our SMIR program, respectively. These write-offs were included in operating expense as general and administrative expense for the years ended December 31, 2000 and 1999.

    Amortization expense for the years ended December 31, 2000, 1999 and 1998 relating to the capitalized costs of purchased licenses, patents and trademarks was approximately $168,600, $169,700

                         AVANT IMMUNOTHERAPEUTICS, INC.

4.  OTHER ASSETS (CONTINUED)
and $175,800, respectively. Amortization expense for goodwill and acquired intangible assets for the years ended December 31, 2000, 1999 and 1998 was approximately $618,000, $1,275,800 and $546,400, respectively.

5.  ACCRUED EXPENSES

    Accrued expenses include the following:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          2000            1999
                                                      -------------   -------------
Accrued License Fees................................   $  201,800      $    8,300
Accrued Payroll and Employee Benefits...............      294,600         333,200
Accrued Clinical Trials.............................    1,286,000         409,200
Accrued Legal.......................................      165,000         138,100
Other Accrued Expenses..............................      734,200         442,700
                                                       ----------      ----------
                                                       $2,681,600      $1,331,500
                                                       ==========      ==========

6.  INCOME TAXES

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2000          1999           1998
                                        -----------   -----------   ------------
Income tax benefit (provision):
  Federal.............................  $ 4,954,600   $ 3,628,500   $ 17,640,500
  State...............................     (572,000)      189,000      3,141,500
                                        -----------   -----------   ------------
                                          4,382,600     3,817,500     20,782,000
Deferred tax assets valuation
  allowance...........................   (4,382,600)   (3,817,500)   (20,782,000)
                                        -----------   -----------   ------------
                                        $        --   $        --   $         --
                                        ===========   ===========   ============

    Deferred tax assets are comprised of the following:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   -------------   -------------
Net Operating Loss Carryforwards.................  $ 45,841,000    $ 39,851,000
Tax Credit Carryforwards.........................     5,276,000       4,742,000
Other............................................     2,937,000         645,000
                                                   ------------    ------------
Gross Deferred Tax Assets........................    54,054,000      45,238,000
Deferred Tax Assets Valuation Allowance..........   (54,054,000)    (45,238,000)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

                         AVANT IMMUNOTHERAPEUTICS, INC.

6.  INCOME TAXES (CONTINUED)
    Reconciliation between the amount of reported income tax expenses and the amount computed using the U.S. Statutory rate of 34% follows:

                                           2000          1999           1998
                                        -----------   -----------   ------------
Loss at Statutory Rates...............  $(7,471,500)  $(3,866,800)  $(17,612,200)
Research and Development Credits......     (500,500)     (200,000)      (218,700)
State tax provision (benefit), net of
  federal tax liabilities.............      572,000      (747,200)      (514,000)
Other.................................     (393,600)      438,300        190,400
Expiration of State NOLS..............      339,000       558,200        170,800
In Process R&D........................    3,072,000            --     15,174,200
Benefit of losses and credits not
  recognized, increase in valuation
  allowance...........................    4,382,600     3,817,500      2,809,500
                                        -----------   -----------   ------------
                                        $        --   $        --   $         --
                                        ===========   ===========   ============

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

    At December 31, 2000, we had U.S. net operating loss carryforwards of $123,000,000, U.S. capital loss carryforwards of $1,852,000, and U.S. tax credits of $4,236,800 which expire at various dates through 2020. Under the Tax Reform Act of 1986, substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carryforwards, research and development tax credits, and capital loss carryforwards which could be utilized. Approximately $3,638,000 of the net operating loss carryforwards relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

7.  STOCKHOLDERS' EQUITY

    (A) PUBLIC AND PRIVATE STOCK OFFERINGS

    On July 17, 2000, we completed a private placement of 4,650,900 newly issued shares of common stock which generated net proceeds totaling approximately $34,481,000 after deducting all associated expenses.

    On September 22, 1999, we completed a private placement of 5,459,400 newly issued shares of common stock. Net proceeds were approximately $9,838,800 after deducting all associated expenses.

    (B) PREFERRED STOCK

    At December 31, 2000 and 1999, AVANT had authorized preferred stock comprised of 1,163,102 shares of convertible Class B and 3,000,000 shares of convertible Class C of which

                         AVANT IMMUNOTHERAPEUTICS, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by our Board of Directors. There was no preferred stock outstanding at December 31, 2000 and 1999.

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

    Warrants outstanding at December 31, 2000 are as follows:

                                      NUMBER     EXERCISE PRICE
SECURITY                            OF SHARES      PER SHARE       EXPIRATION DATE
--------                            ----------   --------------   -----------------
Common stock......................     35,657         $ .62       February 9, 2004
Common stock......................     72,682          1.26       December 14, 2005
Common stock......................     17,050          6.19       April 12, 2001
Common stock......................  1,774,484          6.00       August 22, 2003

    (D) STOCK COMPENSATION AND EMPLOYEE STOCK PURCHASE PLANS

STOCK COMPENSATION

    On May 6, 1999, AVANT's 1999 Stock Option and Incentive Plan (the "1999 Plan") was adopted. The 1999 Plan replaced the Amended and Restated 1991 Stock Compensation Plan, which was an amendment and restatement of our 1985 Incentive Option Plan. The 1999 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

    The 1999 Plan allows for a maximum of 2,000,000 shares of common stock to be issued prior to May 6, 2009. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option vests. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AVANT) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for options granted to holders of more than 10% of the voting stock of AVANT).

    In connection with the acquisition of Megan, we assumed the obligations of Megan under Megan's Stock Option Plan (the "Megan Plan") and each outstanding option to purchase Megan common stock (a "Megan Stock Option") granted under the Megan Plan. Each Megan Stock Option assumed by AVANT is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Megan Plan, shares of AVANT's common stock which has been adjusted

                         AVANT IMMUNOTHERAPEUTICS, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
consistent with the ratio at which our common stock was issued in exchange for Megan's common stock in the acquisition. As of the date the acquisition was completed we assumed options to acquire 31,910 shares of our common stock at a weighted average exercise price of $4.39. The Megan Stock Options are fully vested as of December 1, 2000 and the term of each option cannot exceed ten years from the date of grant.

    In connection with the acquisition of VRI, we assumed the obligations of VRI under VRI's 1992 Equity Incentive Plan (the "VRI Plan") and each outstanding option to purchase VRI common stock (a "VRI Stock Option") granted under the VRI Plan. Each VRI Stock Option assumed by AVANT is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the VRI Plan, shares of AVANT's common stock which has been adjusted consistent with the ratio at which our common stock was issued in exchange for VRI's common stock in the acquisition. As of the date the acquisition was completed we assumed options to acquire 1,532,055 shares of our common stock at a weighted average exercise price of $2.34. The VRI Stock Options vest over four years and the term of each option cannot exceed ten years from the date of grant.

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

                         AVANT IMMUNOTHERAPEUTICS, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                          2000                    1999                    1998
                                  ---------------------   ---------------------   ---------------------
                                              WEIGHTED                WEIGHTED                WEIGHTED
                                               AVERAGE                 AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                              PRICE PER               PRICE PER               PRICE PER
                                   SHARES       SHARE      SHARES       SHARE      SHARES       SHARE
                                  ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at January 1,.......  3,138,559     $2.34     3,354,708     $2.65     1,773,242     $3.20
Granted.........................  1,060,350      4.66       557,500      1.60       638,250      1.99
Assumed in acquisition..........     31,910      4.39            --        --     1,532,055      2.34
Exercised.......................   (738,642)     2.86      (152,056)     0.67       (11,355)     1.34
Canceled........................   (282,888)     2.80      (621,593)     3.76      (577,484)     2.82
                                  ---------     -----     ---------     -----     ---------     -----
Outstanding at December 31,.....  3,209,289     $2.96     3,138,559     $2.34     3,354,708     $2.65
                                  =========     =====     =========     =====     =========     =====

At December 31,
Options exercisable.............  1,667,566               2,091,562               2,542,950
Available for grant.............    934,674               2,833,818               1,095,206
Weighted average fair value of
  options granted
  during year...................                $2.49                   $0.83                   $1.10

    The following tables summarize information about the stock options outstanding at December 31, 2000:

                                                   OPTIONS OUTSTANDING
                                   ----------------------------------------------------
                                       NUMBER
                                   OUTSTANDING AT   WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                    DECEMBER 31,       REMAINING        EXERCISE PRICE
RANGE OF EXERCISE PRICES                2000        CONTRACTUAL LIFE      PER SHARE
------------------------           --------------   ----------------   ----------------
$0.30 - 1.31.....................      693,131            5.33             $0.8913
 1.41 - 1.97.....................      689,722            7.11              1.7701
 1.97 - 2.50.....................      779,569            7.87              2.3784
 2.52 - 6.13.....................      673,074            6.03              3.9159
 6.20 - 24.64....................      373,793            9.11              8.5117
                                     ---------            ----             -------
$0.30 - 24.64....................    3,209,289            6.92             $2.9633
                                     =========            ====             =======

                         AVANT IMMUNOTHERAPEUTICS, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)

                                                          OPTIONS EXERCISABLE
                                                   ---------------------------------
                                                       NUMBER
                                                   EXERCISABLE AT   WEIGHTED AVERAGE
                                                    DECEMBER 31,     EXERCISE PRICE
RANGE OF EXERCISE PRICES                                2000           PER SHARE
------------------------                           --------------   ----------------
$0.30 - 1.31.....................................       505,069         $0.7346
 1.41 - 1.97.....................................       410,348          1.7279
 1.97 - 2.50.....................................       234,132          2.4820
 2.52 - 6.13.....................................       472,574          3.8523
 6.20 - 24.64....................................        45,443          7.6117
                                                      ---------         -------
$0.30 - 24.64....................................     1,667,566         $2.2953
                                                      =========         =======

FAIR VALUE DISCLOSURES

    Had compensation costs for AVANT's stock compensation plans been determined based on the fair value at the grant dates, consistent with SFAS 123, our net loss, and net loss per share for the years ending December 31, 2000, 1999 and 1998 would be as follows:

                                           2000          1999          1998
                                        -----------   -----------   -----------
Net Loss:
  As reported.........................  $21,975,000   $11,309,100   $51,799,700
  Pro forma...........................   22,925,300    11,416,700    52,150,800

Basic and Diluted Net Loss Per Share:
  As reported.........................  $      0.42   $      0.26   $      1.56
  Pro forma...........................         0.44          0.26          1.57

    The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         2000          1999          1998
                                      -----------   -----------   -----------
Expected dividend yield.............           0%            0%            0%
Expected stock price volatility.....         109%           63%           63%
Risk-free interest rate.............  5.0% - 6.5%   5.0% - 6.1%   4.5% - 5.6%
Expected option term................    2.5 Years     2.5 Years     2.5 Years

    Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the factors detailed in the table above, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

    (E) SHAREHOLDER RIGHTS PLAN

    On November 10, 1994, AVANT's Board of Directors declared a dividend of one preferred share purchase right for each share of common stock outstanding. Each right entitles the holder to purchase

                         AVANT IMMUNOTHERAPEUTICS, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
from AVANT one-one thousandth of a share of Series C-1 Junior Participating Cumulative Preferred Stock (a "Unit"), par value $0.01 at a price of $16.00 per one-one thousandth of a share, subject to specified adjustments. The Units are exercisable only if a person or a group acquires 15% or more of the outstanding common stock of AVANT or commences a tender offer which would result in the ownership of 15% or more of our outstanding common stock. Once a Unit becomes exercisable, the plan allows our shareholders to purchase common stock at a substantial discount. Unless earlier redeemed, the Units expire on November 10, 2004. AVANT is entitled to redeem the Units at $0.01 per Unit subject to adjustment for any stock split, stock dividend or similar transaction.

    As of December 31, 2000 and 1999, we have authorized the issuance of 350,000 shares of Series C-1 Junior Participating Cumulative Preferred Stock for use in connection with the shareholder rights plan.

    (F) ACQUISITION OF MEGAN HEALTH, INC.

    AVANT issued 1,841,200 shares of its common stock and fully vested options to purchase 31,900 shares of its common stock on December 1, 2000, in exchange for all of the outstanding capital stock and options of Megan, respectively (see
Note 14).

    (G) ACQUISITION OF VIRUS RESEARCH INSTITUTE, INC.

    AVANT issued 14,036,400 shares of our common stock and warrants to purchase approximately 1,811,200 shares of our common stock on August 21, 1998, in exchange for all of the outstanding common stock of VRI (see Note 15).

8.  RESEARCH AND LICENSING AGREEMENTS

    AVANT has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, we have received licenses or options to license technology, specified patents or patent applications. We have made required payments of nonrefundable license fees and royalties, which amounted to approximately $307,500, $221,500 and $100,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                         AVANT IMMUNOTHERAPEUTICS, INC.

9.  PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

    Our revenue from product development and licensing agreements was received from contracts with different organizations. Total revenue received by us in connection with these contracts for the years ended December 31, 2000, 1999 and 1998 were approximately $692,400, $1,483,500 and $2,094,500, respectively. A summary of these contracts follows:

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

    (B) GLAXOSMITHKLINE PLC

    During 1997, AVANT entered into an agreement with GlaxoSmithKline plc ("SmithKline") to collaborate on the development and commercialization of our oral rotavirus vaccine. Under the terms of the agreement, SmithKline received an exclusive worldwide license to commercialize AVANT's rotavirus vaccine. We were responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine, which was completed in August 1998. Subject to the development by SmithKline of a viable manufacturing process, SmithKline is required to assume responsibility for all subsequent clinical trials and all other development activities. SmithKline made an initial license payment in 1997 upon execution of the agreement and has agreed to make further payments upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of the rotavirus vaccine. In June 1999, we received a milestone payment of $500,000 from SmithKline for the successful completion of the Phase II clinical efficacy study and the establishment of a commercially viable process for manufacture of the vaccine.

    (C) AVENTIS PASTEUR

    In 1994, AVANT entered into a license agreement with Aventis Pasteur ("Aventis") which granted Aventis the exclusive right to make, use and sell Adjumer-Registered Trademark--formulated vaccines for prevention of influenza, Lyme disease and diseases caused by meningococcus and the co-exclusive right (exclusive, except for the right of AVANT or one other person licensed by AVANT) to make, use and sell Adjumer-Registered Trademark--formulated vaccines directed against five other pathogens, including pneumococcus and RSV. We have retained rights to make, use, sell and license Adjumer-Registered Trademark--formulated vaccines against the subject infections in most of the Far East, including China and Japan, subject to geographical extension rights available to Aventis. In December 1998, we received a milestone payment of $600,000 from Aventis upon commencement of the first Phase I clinical trial of the Adjumer-Registered Trademark--formulated vaccine for RSV.

                         AVANT IMMUNOTHERAPEUTICS, INC.

9.  PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (CONTINUED)
    (D) PFIZER INC.

    In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer Inc., Animal Health Division ("Pfizer"), whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Upon execution of the agreement, Pfizer made an initial license payment of $2,500,000 together with a $3,000,000 equity investment. For accounting treatment, we have allocated a portion of the equity investment to the license fee as the fair market value of the equity investment was determined to be $2,727,300. Under the agreement, we may receive additional milestone payments based upon attainment of specified milestones. We will also receive research and development funding for up to two years as well as royalty payments on eventual product sales.

10. NON-OPERATING INCOME

    Non-operating income includes the following:

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              ----------   --------   --------
Interest and Dividend Income................  $1,978,100   $635,200   $571,900
Gain on Sale of Equipment...................          --         --     22,300
                                              ----------   --------   --------
                                              $1,978,100   $635,200   $594,200
                                              ==========   ========   ========

11. DEFERRED SAVINGS PLAN

    Under section 401(k) of the Internal Revenue Code of 1986, as amended, the Board of Directors adopted, effective May 1990, a tax-qualified deferred compensation plan for employees of AVANT. Participants may make tax deferred contributions up to 15%, or $10,000, of their total salary in 2000. AVANT may, at its discretion, make contributions to the plan each year matching up to 1% of the participant's total annual salary. AVANT contributions amounted to $29,200, $30,100 and $20,100 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. FOREIGN SALES

    Product sales were generated geographically as follows:

NET PRODUCT SALES FOR THE
TWELVE MONTHS ENDED                EUROPE      USA        ASIA      OTHER      TOTAL
-------------------------         --------   --------   --------   --------   --------
December 31, 2000...............   $   --    $33,400    $    --    $    --    $33,400
December 31, 1999...............       --         --         --         --         --
December 31, 1998...............    5,000     31,000         --     20,000     56,000

13. LITIGATION

    In December 1994, AVANT filed a lawsuit in the Superior Court of Massachusetts against the landlord of our former Cambridge, Massachusetts headquarters to recover the damages incurred by AVANT resulting from the evacuation of the building due to air quality problems, which caused skin

                         AVANT IMMUNOTHERAPEUTICS, INC.

13. LITIGATION (CONTINUED)
and respiratory irritation to a significant number of employees. The landlord defendant filed counterclaims, alleging we breached our lease obligations. In a separate lawsuit, the landlord's mortgagee filed claims against AVANT for payment of the same rent alleged to be owed. In August 1997, the Superior Court of Massachusetts entered findings of fact and conclusions of law on the limited trial of AVANT's lawsuit against the landlord. In its findings, the Court concluded that we had not proved our claims and were not justified in terminating our lease. In November 1997, AVANT reached a settlement of the litigation with our former landlord and the landlord's mortgagee. We agreed to pay $858,800 in cash on November 17, 1997 and issue a total of 1,500,000 shares of our common stock. In addition, we signed a note for $750,000 payable on November 16, 1998, secured by $750,000 cash collateral and a note for $750,000 due November 15, 1999, secured by 132,500 shares of common stock. The total settlement, valued at $6,108,800, is comprised of the cash and notes totaling $2,358,800 and common stock valued at $3,750,000 as of October 31, 1997. The common stock issued is subject to restrictions on transfer per the settlement and limits the number of shares that may be sold over a given period of time.

    In May 1998, we used cash as collateral for a $750,000 note due
November 15, 1999 issued in connection with the settlement agreement with our former landlord and the landlord's mortgagee. In accordance with the settlement agreement, 66,250 shares of our common stock issued to secure the note were returned to AVANT. The common stock was valued at $165,600 as of October 31, 1997 and its return is included as a reduction of operating expense in 1998. In November 1999, the note was paid in full.

14. ACQUISITION OF MEGAN HEALTH, INC.

    On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan, a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. We issued approximately 1,841,200 shares of AVANT's common stock in exchange for all of the outstanding capital stock of Megan, on the basis of 0.763542977 shares of AVANT common stock for each share of Megan preferred stock and 0.08115304 shares of AVANT common stock for each share of Megan common stock. The purchase price of $17,332,000 consisted of (i) the issuance of approximately 1,841,200 shares of AVANT common stock valued at $15,803,400, (ii) cash distributed to certain Megan shareholders in lieu of AVANT common stock totaling $236,700, (iii) the issuance of fully vested options to purchase AVANT common stock valued at $239,400 for all of the outstanding options to purchase Megan common stock assumed by us, and
(iv) severance and transaction costs totaling $1,052,500. As of the date of the acquisition of Megan, AVANT had identified all significant actions to be taken to terminate certain Megan employees. The severance costs associated with this plan totaled approximately $164,200, were recognized upon consummation of the merger and are included in the $1,052,500 referenced above.

    The acquisition has been accounted for as a purchase. Consequently, the operating results of Megan from December 2, 2000 to December 31, 2000 have been included in our consolidated results of

                         AVANT IMMUNOTHERAPEUTICS, INC.

14. ACQUISITION OF MEGAN HEALTH, INC. (CONTINUED) operations. The purchase price was allocated to the acquired assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Net tangible assets acquired................................  $   550,400
Intangible assets acquired:
  Assembled Workforce.......................................      155,400
  Core Technology...........................................    1,786,900
  Developed Technology......................................    3,263,100
  Strategic Partner Agreement...............................    2,563,900
  In-process Technology.....................................    9,012,300
                                                              -----------
Total.......................................................  $17,332,000
                                                              ===========

    The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. Megan was a development stage biotechnology enterprise and its resources were substantially devoted to research and development at the date of acquisition. Management is responsible for determining the fair value of the acquired IPR&D.

    Each of Megan's three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.

    The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. None of Megan's projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in the AVANT consolidated financial statements for the year ended December 31, 2000. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives which range from 5 to 17 years.

    A discussion of the in-process research and development projects identified at the time of acquisition and assumptions used in the valuation analysis follows. The projected costs to complete the projects represent costs to be incurred by AVANT and do not include any costs to be expended by our collaborators. (i) MEGAN-REGISTERED TRADEMARK-EGG VACCINE.
Megan-Registered Trademark-Egg is derived from the same master seed as Megan-Registered Trademark-Vac 1, the poultry health and food safety vaccine presently marketed by Megan. Megan-Registered Trademark-Vac 1 is a double gene-deleted modified vaccine for use in chickens for protection against multiple species and/or strains

                         AVANT IMMUNOTHERAPEUTICS, INC.

14. ACQUISITION OF MEGAN HEALTH, INC. (CONTINUED) of Salmonella bacteria. Megan-Registered Trademark-Egg is being developed with titer, dosage recommendations, and product configuration specifically targeted for the egg layer market. This development program is required to gain the label clearance needed to make advertising claims about the effectiveness of Megan-Registered Trademark-Vac in eliminating Salmonella on eggs in mature laying chickens. Field safety studies of the vaccine in egg laying chickens, scale-up of manufacturing for the vaccine by our contract manufacturer, MBL, and registration efforts by both us and MBL must be completed prior to filing an application for USDA licensure of Megan-Registered Trademark-Egg. USDA licensure is expected in 2002. The estimated cost to complete the project and commercialize Megan-Registered Trademark-Egg exceeds $300,000. A 90% probability of success adjustment has been applied to the project to reflect its late stage of development and low technological risk. A discount rate of 18% was utilized in determining the IPR&D value of $3,340,700 which was assigned to the Megan-Registered Trademark-Egg project. (ii) ANTIPATH-TM- VACCINE. AntiPath-TM-is a SALMONELLA TYPHIMURIUM strain containing both chromosomal and plasmid genes derived from pathogenic E. COLI. AntiPath-TM- will be labeled for prevention of airsacculitis, perihepatitis, and pericarditis (and possibly cellulitis) caused by E. COLI infection in poultry. In addition, certain strains of E. COLI are important causes of diarrheal disease in humans and humans are often infected through their food supply, including chickens. We have selected three E. COLI serotypes (078, 01 and 02) as targets for poultry vaccine development. Development work for safety and efficacy studies and licensing will be completed in 2001 and 2002. Additional work is required by AVANT prior to commercialization. USDA licensure is expected in 2003. The estimated cost to complete the project and commercialize AntiPath-TM- exceeds $1,025,000. An 85% probability of success adjustment has been applied to the project to reflect its stage of development and technological risk. A discount rate of 18% was utilized in determining the IPR&D value of $5,360,800 which was assigned to the AntiPath-TM- project. (iii) MEGAN-REGISTERED TRADEMARK-VAC "KENTUCKY" VACCINE. Megan-Registered Trademark-Vac "Kentucky" is in the research stage and is focused on the broiler processing plant, where over 30% of the SALMONELLA SPP. found on broiler carcasses are the SALMONELLA KENTUCKY strain. While Megan-Registered Trademark-Vac 1 does reduce some type C salmonellae, efficacy against SALMONELLA KENTUCKY is inadequate in some cases.
Megan-Registered Trademark-Vac "Kentucky" is an important extension of the Megan-Registered Trademark-Vac line and is required to make significant inroads into the broiler market in those geographic areas where SALMONELLA KENTUCKY is a problem. With current vaccine strains under development, USDA licensure is expected in 2004. The estimated cost to complete the project and commercialize Megan-Registered Trademark-Vac "Kentucky" exceeds $400,000. A 75% probability of success adjustment has been applied to the project to reflect its stage of development and technological risk. A discount rate of 18% was utilized in determining the IPR&D value of $310,800 which was assigned to the Megan-Registered Trademark-Vac "Kentucky" project at the time of acquisition.

    As of December 31, 2000, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive USDA or other regulatory approval prior to commercialization. We are also dependent upon the activities of our collaborators in developing and marketing our products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance AVANT and our collaborators will be able to develop and commercialize these products before our competitors. If these products are not successfully developed and do not become commercially viable, our financial condition and results of operations could be materially affected.

                         AVANT IMMUNOTHERAPEUTICS, INC.

14. ACQUISITION OF MEGAN HEALTH, INC. (CONTINUED)
    The following unaudited pro forma financial summary is presented as if the operations of AVANT and Megan were combined as of January 1, 2000 and 1999, respectively. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $9,012,300, are not reflected in the following pro forma financial summary.

YEAR ENDED DECEMBER 31,                               2000            1999
-----------------------                           -------------   -------------
Operating revenue...............................  $   1,839,700   $   3,462,500
Net loss........................................    (15,662,400)    (13,688,100)
Basic and diluted net loss per share............          (0.29)          (0.25)

15. ACQUISITION OF VIRUS RESEARCH INSTITUTE, INC.

    On August 21, 1998, AVANT acquired all of the outstanding capital stock of VRI, a company engaged in the discovery and development of (i) systems for the delivery of vaccines and immunotherapeutics and (ii) novel vaccines. We issued approximately 14,036,400 shares of AVANT's common stock and warrants to purchase approximately 1,811,200 shares of AVANT's common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares of AVANT's common stock and .20 of an AVANT warrant for each share of VRI common stock. The purchase price of $63,004,700 consisted of (i) the issuance of 14,036,400 shares of AVANT common stock valued at $51,686,800 and 1,811,200 AVANT warrants valued at $4,980,700 for all outstanding VRI capital stock, (ii) the issuance of AVANT warrants valued at $387,600 in exchange for all of the outstanding VRI warrants,
(iii) the issuance of options to purchase AVANT common stock valued at $3,637,900 for all of the outstanding options to purchase VRI common stock assumed by us, and (iv) severance and transaction costs totaling $2,311,700. As of the date of the acquisition of VRI, we had already begun to formulate a plan to assess which activities of VRI to continue and to identify all significant actions to be taken to terminate a number of VRI employees and to relocate the remaining employees from the VRI facility in Cambridge, MA (which was to be closed) to our facility in Needham, MA. The costs associated with this plan, including severance costs of approximately $243,000, were recognized upon consummation of the merger and are included in the $2,311,700 referenced above. The plan was finalized and implemented during 1998 and the first quarter of 1999. Actual costs were not materially different from those accrued at the acquisition date and were paid in 1998 and early 1999.

    The acquisition has been accounted for as a purchase. Consequently, the operating results of VRI from August 22, 1998 to December 31, 2000 have been included in our consolidated results of

                         AVANT IMMUNOTHERAPEUTICS, INC.

15. ACQUISITION OF VIRUS RESEARCH INSTITUTE, INC. (CONTINUED) operations. The purchase price was allocated to the acquired assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Net tangible assets acquired................................  $14,539,000
Intangible assets acquired:
  Workforce.................................................      470,000
  Collaborative Relationships...............................    1,090,000
  Goodwill..................................................    2,275,700
  In-process Technology.....................................   44,630,000
                                                              -----------
Total.......................................................  $63,004,700
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

    A discussion of the in-process research and development projects identified at the time of acquisition follows. The projected costs to complete the projects represent costs to be incurred by AVANT and do not include any costs to be expended by our collaborators. (i) ADJUMER-REGISTERED TRADEMARK- VACCINE DELIVERY SYSTEM. Adjumer-Registered Trademark- is being developed as an adjuvant to enhance the immune response to injected vaccines. AVANT and our collaborator, Aventis, are conducting research on the development of Adjumer-Registered Trademark--formulated vaccines utilizing a variety of Aventis' antigens, including influenza, lyme disease, pneumococcus, meningococcus, RSV and hepatitis B. As of the acquisition date, with projected release dates ranging from 2001 to 2004, the estimated cost to complete the project for all antigens exceeded $9,500,000. In addition, substantial additional work is required by Aventis prior to commercialization. Discount rates ranging from 42.5% to 47.5% were used in determining the IPR&D value of $15,450,000 which was assigned to the Adjumer-Registered Trademark- vaccine delivery system. (ii) MICROMER-REGISTERED TRADEMARK- VACCINE DELIVERY SYSTEM. Micromer-Registered Trademark- is a proprietary vaccine delivery system designed to facilitate the mucosal (intranasal or oral) delivery of antigens and stimulate both the systemic and mucosal branches of the immune system. AVANT is conducting research on a number of Micromer-Registered Trademark--formulated vaccines, including influenza and RSV. As of the acquisition date, the estimated cost to complete the development of Micromer-Registered Trademark--formulated vaccines for influenza and RSV exceeded $3,300,000 with projected release dates of 2002 and 2004, respectively. A discount rate of 45% was utilized in determining the IPR&D

                         AVANT IMMUNOTHERAPEUTICS, INC.

15. ACQUISITION OF VIRUS RESEARCH INSTITUTE, INC. (CONTINUED) value of $3,260,000 which was assigned to Micromer-Registered Trademark-.
(iii) VIBRIO VEC-TM- VACCINE DELIVERY SYSTEM. Vibrio Vec-TM- is a proprietary vaccine and immunotherapeutic system that uses a bacterial vector for the oral delivery of antigens. AVANT is conducting research on a number of antigens proposed to be delivered by Vibrio Vec-TM-, including, in conjunction with our collaborators, Pasteur Merieux-Oravax and CSL, Ltd., a vaccine targeting H. pylori. At the acquisition date, the projected product release date was 2003 and the approximate research and development cost required to complete the Vibrio Vec-TM- project totaled approximately $900,000. A discount rate of 45% was used in determining the IPR&D value of $2,450,000 which was assigned to Vibrio Vec-TM- at the time of acquisition. (iv) ROTAVIRUS VACCINE. A collaboration with SmithKline was established by AVANT to develop and commercialize our novel, proprietary vaccine against rotavirus infection, a major cause of diarrhea and vomiting in infants. At the acquisition date, a project release date was projected of 2002, with $1,200,000 in additional research and development expenditures anticipated. In addition, substantial work is required to be completed by SmithKline prior to commercialization of the rotavirus vaccine. An IPR&D value of $3,120,000 was assigned to the rotavirus vaccine utilizing a discount rate of 45%. (v) HERPES VACCINE. The herpes vaccine is a proprietary vaccine for the prevention of genital herpes (HSV2). At the time of acquisition, the vaccine was in a pre-clinical development stage with a projected product release date of 2007 and an estimated cost to complete of $1,600,000. A discount rate of 45% was utilized in determining the IPR&D value of $2,240,000 which was assigned to the herpes vaccine. (vi) THERAPORE-TM-. AVANT was granted an exclusive worldwide license from Harvard for Therapore-TM-, a novel technology for the development of immunotherapeutics. We are conducting pre-clinical research to evaluate this system for the treatment of persistent viral infections, such as Hepatitis B, Hepatitis C and HIV, and some forms of cancer including melanoma. The first release date for a Therapore-TM- product is estimated to be in 2004 and the projected research and development cost to complete all indications of Therapore-TM- approximated $41,200,000 at the acquisition date. A discount rate of 50% was utilized in determining the IPR&D value of $18,110,000 which was assigned to Therapore-TM-.

    As of December 31, 2000, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA approval prior to commercialization. We are also dependent upon the activities of our collaborators in developing and marketing our products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance AVANT and our collaborators will be able to develop and commercialize these products before our competitors. If these products are not successfully developed and do not become commercially viable, our financial condition and results of operations could be materially affected.

    The following unaudited pro forma financial summary is presented as if the operations of AVANT and VRI were combined as of January 1, 1998. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges,

                         AVANT IMMUNOTHERAPEUTICS, INC.

15. ACQUISITION OF VIRUS RESEARCH INSTITUTE, INC. (CONTINUED) such as the acquired in-process research and development charge of $44,630,000, are not reflected in the following pro forma financial summary.

YEAR ENDED DECEMBER 31,                                           1998
-----------------------                                       -------------
Operating revenue...........................................  $   2,206,500
Net loss....................................................    (13,389,800)
Basic and diluted net loss per share........................          (0.32)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2000                                       Q1 2000        Q2 2000        Q3 2000         Q4 2000
----                                     ------------   ------------   ------------   -------------
Total operating revenue................  $    153,800   $    153,900   $    153,900   $     301,600
Net loss...............................    (2,123,400)    (2,723,900)    (3,633,600)    (13,494,100)
Basic and diluted net loss per
  common share.........................         (0.04)         (0.05)         (0.08)          (0.25)

1999                                        Q1 1999        Q2 1999        Q3 1999        Q4 1999
----                                      ------------   ------------   ------------   ------------
Total operating revenue.................  $    337,900   $    847,900   $    297,700   $         --
Net loss................................    (2,741,800)    (2,356,200)    (2,552,000)    (3,659,100)
Basic and diluted net loss per
  common share..........................         (0.06)         (0.06)         (0.06)         (0.08)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the Sections "Proposal 2 -- Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001, is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the Section "Compensation of Directors and Executive Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the Section "Principal and Management Stockholders" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the Sections "Proposal 2 -- Election of Directors" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001, is hereby incorporated by reference.

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

        (3) Exhibits:

                 NO.                         DESCRIPTION                               PAGE NO.
        ---------------------    ------------------------------------    ------------------------------------
                 2.1             Agreement and Plan of Merger, dated     Incorporated by reference to
                                 as of May 12, 1998, by and among the    Exhibit 2.1 of the Company's
                                 Company, TC Merger Corp., Virus         Registration Statement on Form S-4
                                 Research Institute, Inc.                (Reg. No. 333-59215), filed
                                                                         July 16, 1998

                 2.2             Agreement and Plan of Merger, dated     Incorporated by reference to
                                 as of November 20, 2000, by and         Exhibit 2.1 of the Company's Current
                                 among AVANT, AVANT Acquisition          Report on Form 8-K filed
                                 Corp., and Megan Health, Inc.           December 12, 2000

                 2.3             First Amendment to Agreement and        Incorporated by reference to
                                 Plan of Merger, dated as of             Exhibit 2.2 of the Company's Current
                                 November 20, 2000, by and among         Report on Form 8-K filed
                                 AVANT, AVANT Acquisition Corp., and     December 12, 2000
                                 Megan Health, Inc.

                 3.1             Third Restated Certificate of           Incorporated by reference to
                                 Incorporation of the Company            Exhibit 3.1 of the Company's
                                                                         Registration Statement on Form S-4
                                                                         (Reg. No. 333-59215), filed
                                                                         July 16,1998

                 3.2             Certificate of Amendment of Third       Incorporated by reference to
                                 Restated Certificate of                 Exhibit 3.1 of the Company's
                                 Incorporation of the Company            Registration Statement on Form S-4
                                                                         (Reg. No. 333-59215), filed
                                                                         July 16, 1998

                 3.3             Certificate of Designation for          Incorporated by reference to
                                 series C-1 Junior Participating         Exhibit 3.1 of the Company's
                                 Cumulative Preferred Stock              Registration Statement on Form S-4
                                                                         (Reg. No. 333-59215), filed
                                                                         July 16, 1998

                 3.4             Second Certificate of Amendment of      Incorporated by reference to
                                 Third Restated Certificate of           Exhibit 3.2 of the Company's
                                 Incorporation of the Company            Registration Statement on Form S-4
                                                                         (Reg. No. 333-59215), filed
                                                                         July 16, 1998

                 NO.                         DESCRIPTION                               PAGE NO.
        ---------------------    ------------------------------------    ------------------------------------
                 3.5             Amended and Restated By-Laws of the     Incorporated by reference to
                                 Company as of November 10, 1994         Exhibit 3.3 of the Company's
                                                                         Registration Statement on Form S-4
                                                                         (Reg. No. 333-59215), filed
                                                                         July 16, 1998

                 4.1             Shareholder Rights Agreement dated      Incorporated by reference to
                                 November 10, 1994 between the           Exhibit 4.1 of the Company's Annual
                                 Company and State Street Bank and       Report on Form 10-K filed March 28,
                                 Trust Company as Rights Agent           2000

                 4.2             Form of Stock Purchase Agreement        Incorporated by reference to
                                 dated March 20, 1998 relating to the    Exhibit 4.1 of the Company's
                                 Company's private placement of          Registration Statement on Form S-3
                                 Common Stock                            (Reg. No. 333-56755), filed
                                                                         July 16, 1998

                10.1             1994 Employee Stock Purchase Plan       Incorporated by reference to the
                                                                         Company's Registration Statement on
                                                                         Form S-8 filed June 8, 1994

                10.2             Megan Health, Inc. Stock Option Plan    Incorporated by reference to the
                                                                         Company's Registration Statement on
                                                                         Form S-8 (Reg. No. 333-52796), filed
                                                                         December 27, 2000

                10.3             AVANT                                   Incorporated by reference to
                                 Immunotherapeutics, Inc. 1999           Exhibit A to the Company's Proxy
                                 Stock Option and Incentive Plan         Statement on Schedule 14A filed on
                                                                         April 1, 1999

                10.4             Virus Research                          Incorporated by reference to
                                 Institute, Inc. 1992 Equity             Exhibit 10.4 of the Company's Annual
                                 Incentive Plan as amended and           Report on Form 10-K filed March 28,
                                 restated                                2000

                10.5             Performance Plan of the Company         Incorporated by reference to
                                                                         Exhibit 10.5 of the Company's Annual
                                                                         Report on Form 10-K filed March 28,
                                                                         2000

                10.6             Form of Agreement relating to Change    Incorporated by reference to
                                 of Control                              Exhibit 10.6 of the Company's Annual
                                                                         Report on Form 10-K filed March 28,
                                                                         2000

                10.7             Amended and Restated Employment         Incorporated by reference to the
                                 Agreement between the Company and       Company's Annual Report on
                                 Una S. Ryan, Ph.D. dated August 20,     Form 10-K for the fiscal year ended
                                 1998.                                   December 31, 1998

                10.8             Commercial Lease Agreement of           Incorporated by reference to the
                                 May 1, 1997 between the Company and     Company's report on Form 10-Q for
                                 Fourth Avenue Ventures Limited          the quarterly period ended
                                                                         September 30, 1996

                 NO.                         DESCRIPTION                               PAGE NO.
        ---------------------    ------------------------------------    ------------------------------------
                10.9             Option Agreement by and between the     Incorporated by reference to the
                                 Company and Novartis Pharma AG dated    Company's report on Form 10-Q/A for
                                 as of October 31, 1997, portions of     the quarterly period ended
                                 which are subject to a request for      September 30, 1997
                                 confidential treatment

                10.10            Settlement Agreement between the        Incorporated by reference to the
                                 Company and Forest City 38 Sidney       Company's Annual Report on
                                 Street, Inc.; Forest City               Form 10-K for the fiscal year ended
                                 Management, Inc.; and Forest City       December 31, 1997
                                 Enterprises, Inc.

                10.11            Agreement between Lonza                 Filed herewith
                                 Biologics plc and the Company dated
                                 as of April 19, 2000, portions of
                                 which are subject to a request for
                                 confidential treatment

                10.12            Stock Purchase Agreement dated          Filed herewith
                                 December 1, 2000 by and between the
                                 Company and Pfizer Inc.

                10.13            License and Royalty Agreement by and    Filed herewith
                                 between Pfizer Inc., the Company and
                                 Megan Health, Inc. dated as of
                                 December 1, 2000, portions of which
                                 are subject to a request for
                                 confidential treatment

                10.14            Amendment to License and Royalty        Filed herewith
                                 Agreement by and between
                                 Pfizer Inc., the Company and Megan
                                 Health, Inc. dated as of
                                 December 1, 2000, portions of which
                                 are subject to a request for
                                 confidential treatment

                10.15            Collaborative Research and              Filed herewith
                                 Development Agreement by and between
                                 Pfizer Inc. and Megan Health, Inc.
                                 dated as of December 1, 2000,
                                 portions of which are subject to a
                                 request for confidential treatment

                21.0             List of Subsidiaries                    Filed herewith

                23.0             Consent of Independent Accountants      Filed herewith

    (B) Reports on Form 8-K.

    We filed a Current Report on Form 8-K on December 12, 2000, which we amended on January 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                DATE
AVANT IMMUNOTHERAPEUTICS, INC.                                                           ------------------

By:                   /s/ UNA S. RYAN
             ---------------------------------
                        Una S. Ryan                                                        March 20, 2001
           PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
               /s/ J. BARRIE WARD
     --------------------------------------       Chairman                           March 20, 2001
                 J. Barrie Ward

                /s/ UNA S. RYAN
     --------------------------------------       President, Chief Executive         March 20, 2001
                  Una S. Ryan                       Officer, and Director

              /s/ AVERY W. CATLIN                 Senior Vice President, Chief
     --------------------------------------         Financial Officer and            March 20, 2001
                Avery W. Catlin                     Treasurer

             /s/ FREDERICK W. KYLE
     --------------------------------------       Director                           March 20, 2001
               Frederick W. Kyle

            /s/ JOHN W. LITTLECHILD
     --------------------------------------       Director                           March 20, 2001
              John W. Littlechild

           /s/ THOMAS R. OSTERMUELLER
     --------------------------------------       Director                           March 20, 2001
             Thomas R. Ostermueller

            /s/ HARRY H. PENNER, JR.
     --------------------------------------       Director                           March 20, 2001
              Harry H. Penner, Jr.

               /s/ PETER A. SEARS
     --------------------------------------       Director                           March 20, 2001
                 Peter A. Sears

              /s/ KAREN S. LIPTON
     --------------------------------------       Director                           March 20, 2001
                Karen S. Lipton