Form 10-Q
period 2001-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2001-05-11
CIK 744218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
                                          -----     -----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

                                                         SHARES OUTSTANDING AS
          CLASS                                                OF MAY 1, 2001
-----------------------------                                  --------------
Common Stock, $.001 par value                                    57,359,979

                         AVANT IMMUNOTHERAPEUTICS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                                   PAGE
PART I -- FINANCIAL INFORMATION

    Consolidated Balance Sheet at March 31, 2001 and December 31, 2000...............................3

    Consolidated Statement of Operations for the Three Months Ended
         March 31, 2001 and 2000.....................................................................4

    Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 2001 and 2000.....................................................................5

    Notes to Consolidated Financial Statements.......................................................6

    Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................9


PART II -- OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits..............................................................................14
         (b)  Reports on Form 8-K...................................................................14

    Signatures......................................................................................15

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         AVANT IMMUNOTHERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                                                        MARCH 31,           DECEMBER 31,
                                                                          2001                 2000
----------------------------------------------------------------------------------------------------------
ASSETS                                                                (unaudited)

Current Assets:
     Cash and Cash Equivalents                                       $  45,105,700         $  50,177,000
     Accounts Receivable                                                   175,000               153,500
     Inventories                                                            51,100                59,200
     Current Portion Lease Receivable                                      323,700               395,700
     Prepaid Expenses and Other Current Assets                           1,113,600             1,021,200
----------------------------------------------------------------------------------------------------------

     Total Current Assets                                               46,769,100            51,806,600
----------------------------------------------------------------------------------------------------------

Property and Equipment, Net                                                969,000             1,037,900
Intangible and Other Assets                                             10,310,200            10,718,500
----------------------------------------------------------------------------------------------------------

       Total Assets                                                  $  58,048,300         $  63,563,000
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                $     381,600         $     902,300
     Accrued Expenses                                                    1,779,800             2,681,600
     Current Portion Deferred Revenue                                    1,623,000             1,539,600
     Current Portion Lease Payable                                         199,600               274,500
----------------------------------------------------------------------------------------------------------

     Total Current Liabilities                                           3,984,000             5,398,000
----------------------------------------------------------------------------------------------------------

Long-Term Deferred Revenue                                               3,848,100             4,233,000

Stockholders' Equity:
     Common Stock, $.001 Par Value; 75,000,000 Shares
       Authorized; 57,317,300 Issued and Outstanding at
       March 31, 2001 and 57,144,200 Issued and
       Outstanding at December 31, 2000                                     57,300                57,100
     Additional Paid-In Capital                                        209,482,900           209,195,300
     Accumulated Deficit                                              (159,324,000)         (155,320,400)
----------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                         50,216,200            53,932,000
----------------------------------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity                    $  58,048,300         $  63,563,000
==========================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                  (UNAUDITED)


                                                                        MARCH 31,             MARCH 31,
                                                                          2001                  2000
----------------------------------------------------------------------------------------------------------
OPERATING REVENUE:
Product Development and Licensing Agreements                           $   737,700           $   153,800
Product Sales                                                              121,300                    --
----------------------------------------------------------------------------------------------------------

Total Operating Revenue                                                    859,000               153,800
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSE:
Research and Development                                                 3,976,700             1,817,300
Selling, General and Administrative                                      1,214,300             1,102,400
Cost of Product Sales                                                       10,100                    --
Legal Settlements                                                               --              (500,000)
Amortization of Acquired Intangible Assets                                 343,900               137,300
----------------------------------------------------------------------------------------------------------

Total Operating Expense                                                  5,545,000             2,557,000
----------------------------------------------------------------------------------------------------------

Operating Loss                                                          (4,686,000)           (2,403,200)

Investment Income, Net                                                     682,400               279,800
----------------------------------------------------------------------------------------------------------

Net Loss                                                               $(4,003,600)          $(2,123,400)
==========================================================================================================

Basic and Diluted Net Loss Per Common Share                            $     (0.07)          $     (0.04)
==========================================================================================================

Weighted Average Common Shares Outstanding                              57,252,200            49,799,100
==========================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                        MARCH 31,             MARCH 31,
                                                                          2001                  2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $(4,003,600)          $(2,123,400)
     Adjustments to Reconcile Net Loss to Net Cash
       Used by Operating Activities:
          Depreciation and Amortization                                   544,400               322,600
          Write-off of Capitalized Patent Costs                            22,400                    --
     Changes in Assets and Liabilities:
       Accounts Receivable                                                (21,500)                   --
       Inventories                                                          8,100                    --
       Prepaid Expenses and Other Current Assets                          (92,400)              (67,100)
       Accounts Payable and Accrued Expenses                           (1,422,500)             (508,200)
       Deferred Revenue                                                  (301,500)            3,538,500
       Lease Receivable                                                    72,000               107,900
       Lease Payable                                                      (74,900)              (73,400)
----------------------------------------------------------------------------------------------------------

        Net Cash Provided by (Used in) Operating Activities            (5,269,500)            1,196,900
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                (66,900)              (45,700)
     Decrease in Restricted Cash                                               --               217,000
     Increase in Patents and Licenses                                     (22,700)              (73,000)
----------------------------------------------------------------------------------------------------------

        Net Cash Provided by (Used in) Investing Activities               (89,600)               98,300
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options and Warrants                 287,800             1,539,700
     Net Proceeds from Stock Issuance                                          --             2,307,700
----------------------------------------------------------------------------------------------------------

        Net Cash Provided by Financing Activities                         287,800             3,847,400
----------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                       (5,071,300)            5,142,600

Cash and Cash Equivalents at Beginning of Period                       50,177,000            13,619,000
----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                            $45,105,700           $18,761,600
==========================================================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         AVANT IMMUNOTHERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


(1)      NATURE OF BUSINESS

         AVANT Immunotherapeutics, Inc. ("AVANT") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. AVANT's most advanced therapeutic program focuses on compounds with the potential to inhibit inappropriate activation of the complement cascade, a vital part of the body's immune defense system. We are also developing on our own a portfolio of oral vaccines aimed at protecting travelers from diseases endemic in developing areas, such as cholera and typhoid fever, as well as a proprietary therapeutic vaccine for the management of cholesterol. Through corporate collaborations, the company is additionally developing a variety of infectious disease vaccines, including an oral human rotavirus vaccine.

         The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc. All intercompany transactions have been eliminated.


(2)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements for the three months ended March 31, 2001 and 2000 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at March 31, 2001 and December 31, 2000, the results of operations for the quarters ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of results for any future interim period or for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in AVANT's Annual Report on Form 10-K for the year ended December 31, 2000.


(3)      INVENTORIES

         Inventories are stated at the lower of cost or market. Inventories consist of finished products at March 31, 2001 and December 31, 2000. Cost is determined using the first-in, first-out (FIFO) method.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment includes the following:


                                                                     March 31,         December 31,
                                                                       2001                2000
                                                                   --------------------------------
     Laboratory Equipment                                          $ 2,850,100          $ 2,800,500
     Office Furniture and Equipment                                  1,366,100            1,355,600
     Leasehold Improvements                                            969,000              962,200
                                                                   ---------------------------------
     Property and Equipment, Total                                   5,185,200            5,118,300
     Less Accumulated Depreciation and Amortization                 (4,216,200)          (4,080,400)
                                                                   --------------------------------
                                                                   $   969,000          $ 1,037,900
                                                                   ================================


(5)      INTANGIBLE AND OTHER ASSETS

         Intangible and other assets include the following:


                                                                  March 31,            December 31,
                                                                    2001                   2000
                                                               -----------------------------------
     Capitalized Patent Costs                                    $ 2,323,200           $ 2,322,900
     Accumulated Amortization                                       (948,600)             (883,900)
                                                                 ---------------------------------

     Capitalized Patent Costs, Net                                 1,374,600             1,439,000

     Acquired Intangible Assets:
        Goodwill                                                   2,275,700             2,275,700
        Collaborative Relationships                                1,090,000             1,090,000
        Assembled Workforce                                          625,400               625,400
        Core Technology                                            1,786,900             1,786,900
        Developed Technology                                       3,263,100             3,263,100
        Strategic Partner Agreement                                2,563,900             2,563,900
     Accumulated Amortization                                     (2,784,200)           (2,440,300)
                                                                 ---------------------------------
     Acquired Intangible Assets, Net                               8,820,800             9,164,700

     Other Non Current Assets                                        114,800               114,800
                                                                 ---------------------------------
                                                                 $10,310,200           $10,718,500
                                                                 =================================


(6)      REVENUE RECOGNITION

         AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. Nonrefundable revenue derived from such agreements is recognized over the specified development period as research and development or discovery activities are performed. Milestone payments are recognized as revenue upon receipt, provided we have no continuing involvement in accordance with the related agreement. Option fees are recognized over the related option period. Payments received in advance of activities being performed are recorded as deferred revenue. Revenues from product sales are recorded when the product is shipped provided no significant post-delivery obligations remain and collection of the related receivable is reasonably assured.

(7)      NET INCOME (LOSS) PER SHARE

         Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period. We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month periods ended March 31, 2001 and 2000 as its inclusion would have been anti-dilutive.

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

         VIRUS RESEARCH INSTITUTE, INC.: On August 21, 1998, we acquired Virus Research Institute, Inc. ("VRI"), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. AVANT issued 14,036,400 shares and warrants to purchase 1,811,200 shares of it's common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares and .20 of a warrant to purchase one share of AVANT's common stock for each share of VRI common stock. The acquisition has been accounted for as a purchase. Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The excess of the purchase price over the tangible assets acquired was assigned to collaborative relationships, work force and goodwill and is being amortized on a straight line basis over 12 to 60 months. An allocation of $44,630,000 was made to IPR&D which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. The amount was charged as an expense in our financial statements during the third quarter of 1998.

NEW DEVELOPMENTS

         COMPLEMENT INHIBITORS: In 1997, we entered into an agreement with Novartis Pharma AG ("Novartis") relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human organs into humans). We granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation. In July 2000, Novartis exercised its option to license TP10 for use in the field of transplantation. In December 2000, the Novartis agreement was amended to include marketing rights for Japan. The decision to license TP10 resulted in a $6 million equity investment and license payment by Novartis which was received by AVANT in January 2000. Under the agreement, we may receive additional milestone payments of up to $14 million upon attainment of certain development and regulatory goals. We will also be entitled to royalties on product sales under the agreement.

         We have elected to independently develop and commercialize TP10 for pediatric cardiac surgery. In September 2000, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. TP10 was well tolerated in the study population and results of this Phase I/II trial were presented at the Society of Cardiovascular Anesthesiologists Annual Meeting in May 2000 and at the American Heart Annual Association's Meeting in November 2000. In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery.

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

         The vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The only serious adverse reaction reported during the study (allergic reaction to shower gel) was not related to study medication. There were no differences in the safety profiles of placebo groups and active vaccine groups. In addition there was limited evidence of an immune response in one subject treated with the highest dose. In addition, AVANT recently announced preliminary results from a double-blinded placebo controlled extension of the earlier completed Phase I trial of our CETTi-1 vaccine in healthy adult volunteers. Results from the extension study showed measurable antibody titers in all dose groups treated with study medication, suggesting a dose-response relationship. These data will be extremely helpful in designing a Phase II study of patients with low levels of HDL, which we plan to begin in the summer of 2001. As clinical data becomes available, we plan to seek a corporate partner to complete development and to commercialize the vaccine.

         CHOLERA VACCINE: We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early Phase II trials. We then negotiated a collaboration agreement under which a Phase IIb trial will be performed and funded by the Walter Reed Army Institute of Research (WRAIR) and the National Institute of Health (NIH). This trial, initiated in October 2000, will test the safety, immunogenecity and protective capacity of the vaccine against a challenge with live virulent cholera. If results from this study are positive, we will move rapidly to complete the manufacture of cGMP grade clinical material in 2001 and to initiate a pivotal challenge trial in the first half of 2002. Development of a safe, effective cholera vaccine is the first step in establishing AVANT's travelers' vaccine franchise. AVANT has also conducted initial clinical studies of our single dose, oral typhoid vaccine and has a shigella vaccine in pre-clinical development. With the acquisition of Megan Health Inc., AVANT has gained access to technologies for developing vaccines against CAMPYLOBACTER and E. COLI, two additional causes of serious diarrheal diseases worldwide.

         ROTAVIRUS VACCINE: Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, we licensed our oral rotavirus vaccine to GlaxoSmithKline plc ("Glaxo"). In 2000, after our Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. Glaxo has initiated Phase I/II bridging studies in Europe using its newly manufactured rotavirus vaccine, called Rotarix(TM), and is now planning to start Phase III safety and efficacy studies in the second half of 2001, after review with health authorities. Assuming product development and commercialization continues satisfactorily, we expect that Glaxo will pay us additional milestones and a royalty based on sales.

RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED MARCH 31, 2001 AS COMPARED
                WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2000

         AVANT reported consolidated net loss of $4,003,600, or $.07 per share, for the first quarter ended March 31, 2001, compared with a net loss of $2,123,400, or $.04 per share, for the first quarter ended March 31, 2000. The weighted average common shares outstanding used to calculate net loss per common share was 57,252,200 in 2001 and 49,799,100 in 2000.

         OPERATING REVENUE: Total operating revenue increased $705,200 to $859,000 for the first quarter of 2001 compared to $153,800 for the first quarter of 2000.

         Product development and licensing revenue increased $583,900 to $737,700 in 2001 from $153,800 in 2000. In 2001, we recognized $384,900 in the amortization of nonrefundable license fees from Novartis and Pfizer, $164,000 from Innogenetics, Inc. in connection with its acquisition of the TRAx business in 1999, $167,000 in funded research and development from Pfizer and $21,800 received in connection with a government grant. In 2000, product development and licensing revenue consisted primarily of the amortization of a nonrefundable license fee associated with our agreement with Novartis.

         Product sales for 2001 totaled $121,300 and were derived from sales of our Megan(R)Vac 1 product, a vaccine for use in chickens for protection against multiple strains of SALMONELLA bacteria, which we acquired in connection with our acquisition of Megan. There were no product sales recorded in 2000.

         OPERATING EXPENSE: Total operating expense increased $2,988,000, or 116.9%, to $5,545,000 for the first quarter of 2001 compared to $2,557,000 for the first quarter of 2000. The increase in total operating expense for 2001 compared to 2000 is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with AVANT's TP10 and CETi-1 clinical programs and the addition of Megan operations in 2001. During the first quarter of 2000, we received legal settlement payments totaling $500,000 from the resolution of disputes arising from contractual arrangements.

         Research and development expense increased $2,159,400, or 118.8%, to $3,976,700 in 2001 from $1,817,300 in 2000. The increase in 2001 compared to
2000 is primarily due to costs associated with conducting clinical trials of CETi-1 and TP10, an increase in expense associated with the manufacture of clinical materials for these programs and the addition of Megan's research and development expense in 2001.

         Selling, general and administrative expense increased $111,900, or 10.2%, to $1,214,300 in 2001 compared to $1,102,400 in 2000. The increase in expense in 2001 compared to 2000 is primarily attributed to the addition of Megan's selling, general and administrative expense in 2001, offset in part by a reduction in personnel and related costs. Amortization expense of acquired intangible assets increased $206,600 to $343,900 in 2001 from $137,300 in 2000 as a result of the acquisition of Megan.

         NON-OPERATING INCOME, NET: Interest income increased $402,600, or 143.9%, to $682,400 for the first quarter of 2001 compared to $279,800 for the first quarter of 2000. The increase is primarily due to higher average cash balances during the first quarter of 2001 compared to the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         AVANT ended the first quarter of 2001 with cash and cash equivalents of $45,105,700 compared to cash and cash equivalents of $50,177,000 at December 31, 2000. Cash used in operations was $5,269,500 in the first quarter of 2001 compared to $1,196,900 provided by operations in the first quarter of 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2001 and December 31, 2000 due to the short-term maturities of these instruments.


PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         (B)  REPORTS ON FORM 8-K

              We filed a Current Report on Form 8-K on December 12, 2000 reporting our acquisition of Megan Health, Inc., pursuant to an Agreement and Plan of Merger dated as of November 20, 2000 by and among AVANT, AVANT Acquisition Corp. and Megan Health, Inc. Under the terms of the Agreement, Megan Health, Inc. became a wholly owned subsidiary of AVANT. We amended the Current Report on Form 8-K on January 30, 2001 and the amendment includes proforma financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AVANT IMMUNOTHERAPEUTICS, INC.


                                 BY:


Dated:  May 9, 2000              /s/ Una S. Ryan
                                 -------------------------------------
                                 Una S. Ryan, Ph.D.
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Dated:  May 9, 2000              /s/ Avery W. Catlin
                                 -------------------------------------
                                 Avery W. Catlin
                                 Senior Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)