Form 10-Q
period 2001-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2001-08-10
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-15006

AVANT IMMUNOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 13-3191702
(State of Incorporation)	(I.R.S. Employer Identification No.)

119 Fourth Avenue, Needham, Massachusetts	02494-2725
(Address of principal executive offices)	(Zip Code)

(781) 433-0771
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No☐.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Shares Outstanding as of August 6, 2001

Common Stock, $.001 par value	57,381,502

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended June 30, 2001
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2001 and December 31, 2000
(Unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Current Assets:
Cash and Cash Equivalents	$40,706,000	$50,177,000
Accounts Receivable	383,500	153,500
Inventories	84,900	59,200
Current Portion Lease Receivable	179,900	395,700
Prepaid Expenses and Other Current Assets	1,057,300	1,021,200

Total Current Assets	42,411,600	51,806,600

Property and Equipment, Net	977,100	1,037,900
Intangible and Other Assets	9,955,300	10,718,500

Total Assets	$53,344,000	$63,563,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$613,100	$902,300
Accrued Expenses	2,814,500	2,681,600
Current Portion Deferred Revenue	1,622,900	1,539,600
Current Portion Lease Payable	124,800	274,500

Total Current Liabilities	5,175,300	5,398,000

Long-Term Deferred Revenue	3,463,200	4,233,000

Stockholders' Equity:
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 57,364,600 Issued and Outstanding at June 30, 2001 and 57,144,200 Issued and Outstanding at December 31, 2000	57,400	57,100
Additional Paid-In Capital	209,642,100	209,195,300
Accumulated Deficit	(164,994,000)	(155,320,400)

Total Stockholders' Equity	44,705,500	53,932,000

Total Liabilities and Stockholders' Equity	$53,344,000	$63,563,000

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2001 and 2000
(Unaudited)

	June 30, 2001	June 30, 2000

REVENUE:
Product Development and Licensing Agreements	$731,600	$153,900
Product Sales	94,200	—

Total Revenue	825,800	153,900

OPERATING EXPENSE:
Research and Development	5,440,500	1,962,700
Selling, General and Administrative	1,188,200	1,041,900
Cost of Product Sales	8,200	—
Amortization of Acquired Intangible Assets	344,000	137,300

Total Operating Expense	6,980,900	3,141,900

Operating Loss	(6,155,100)	(2,988,000)

Investment Income, Net	494,800	264,100

Net Loss	$(5,660,300)	$(2,723,900)

Basic and Diluted Net Loss Per Common Share	$(0.10)	$(0.05)

Weighted Average Common Shares Outstanding	57,355,400	50,099,100

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	June 30, 2001	June 30, 2000

REVENUE:
Product Development and Licensing Agreements	$1,469,300	$307,700
Product Sales	215,500	—

Total Revenue	1,684,800	307,700

OPERATING EXPENSE:
Research and Development	9,502,400	3,780,000
Selling, General and Administrative	2,327,000	2,144,300
Cost of Product Sales	18,300	—
Legal Settlements	—	(500,000)
Amortization of Acquired Intangible Assets	688,000	274,600

Total Operating Expense	12,535,700	5,698,900

Operating Loss	(10,850,900)	(5,391,200)

Investment Income, Net	1,177,300	543,900

Net Loss	$(9,673,600)	$(4,847,300)

Basic and Diluted Net Loss Per Common Share	$(0.17)	$(0.10)

Weighted Average Common Shares Outstanding	57,303,800	49,949,100

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	June 30, 2001	June 30, 2000

Cash Flows from Operating Activities:
Net Loss	$(9,673,600)	$(4,847,300)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,112,100	621,300
Write-off of Capitalized Patent Costs	22,400	—
Changes in Assets and Liabilities:
Accounts Receivable	(230,000)	—
Inventories	(25,700)	—
Prepaid Expenses and Other Current Assets	(36,100)	(16,800)
Accounts Payable and Accrued Expenses	(156,300)	(836,900)
Deferred Revenue	(686,500)	3,384,600
Lease Receivable	215,800	215,800
Lease Payable	(149,700)	(150,300)

Net Cash Used in Operating Activities	(9,607,600)	(1,629,600)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(226,600)	(87,800)
Decrease in Restricted Cash	—	217,000
Increase in Patents and Licenses	(83,900)	(144,900)

Net Cash Used in Investing Activities	(310,500)	(15,700)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	447,100	1,777,100
Net Proceeds from Stock Issuance	—	2,307,700

Net Cash Provided by Financing Activities	447,100	4,084,800

Increase (Decrease) in Cash and Cash Equivalents	(9,471,000)	2,439,500

Cash and Cash Equivalents at Beginning of Period	50,177,000	13,619,000

Cash and Cash Equivalents at End of Period	$40,706,000	$16,058,500

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements
June 30, 2001

(1)        Nature of Business

             AVANT Immunotherapeutics, Inc. (“AVANT”) is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease.  We are building our own business franchises in three areas.  The first of these areas is in cardiac surgery where AVANT focuses on compounds with the potential to inhibit inappropriate activation of the complement cascade, a vital part of the body’s immune defense system.  Secondly, AVANT is developing a portfolio of oral vaccines aimed at protecting people traveling to areas where these diseases are endemic.  Thirdly, AVANT is conducting clinical investigations with a proprietary therapeutic vaccine for the management of cholesterol.  Additionally, through our corporate collaborations, we are developing a variety of infectious disease vaccines, including an oral human rotavirus vaccine.

             The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc.  All intercompany transactions have been eliminated.

(2)        Interim Financial Statements

             The accompanying unaudited consolidated financial statements for the six months ended June 30, 2001 and 2000 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 2001 and December 31, 2000, the results of operations for the quarters and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.  The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of results for any future interim period or for the full year.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included are adequate to make the information presented not misleading.  The unaudited consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in AVANT’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)        New Accounting Pronouncements

             In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.  The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002.  The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

(4)        Inventories

             Inventories consist of finished products at June 30, 2001 and December 31, 2000.

(5)        Property and Equipment

             Property and equipment includes the following:

	June 30, 2001	December 31, 2000

Laboratory Equipment	$2,864,400	$2,800,500
Office Furniture and Equipment	1,389,200	1,355,600
Leasehold Improvements	1,091,300	962,200

Property and Equipment, Total	5,344,900	5,118,300
Less Accumulated Depreciation and Amortization	(4,367,800)	(4,080,400)

	$977,100	$1,037,900

(6)        Intangible and Other Assets

             Intangible and other assets include the following:

	June 30, 2001	December 31, 2000

Capitalized Patent Costs	$2,384,400	$2,322,900
Accumulated Amortization	(1,020,700)	(883,900)

Capitalized Patent Costs, Net	1,363,700	1,439,000

Acquired Intangible Assets:
Goodwill	2,275,700	2,275,700
Collaborative Relationships	1,090,000	1,090,000
Assembled Workforce	625,400	625,400
Core Technology	1,786,900	1,786,900
Developed Technology	3,263,100	3,263,100
Strategic Partner Agreement	2,563,900	2,563,900

	11,605,000	11,605,000
Accumulated Amortization	(3,128,200)	(2,440,300)

Acquired Intangible Assets, Net	8,476,800	9,164,700

Other Non Current Assets	114,800	114,800

	$9,955,300	$10,718,500

(7)        Net Income (Loss) Per Share

             Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period.  We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and six-month periods ended June 30, 2001 and 2000 as its inclusion would have been anti-dilutive.  Had stock options and warrants been included in the computation, shares for the diluted computation would have increased by 4,814,400 and 5,027,700 as of June 30, 2001 and 2000, respectively.

(8)        Acquisition of Megan Health, Inc.

             On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. ("Megan"), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies.  The acquisition of Megan has been accounted for as a purchase. Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition.  The excess of the purchase price over the tangible assets acquired was assigned to acquired intangible assets, the components of which include core technology, developed technology, strategic partner agreement and assembled work force.  These acquired intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 5 to 17 years.  An allocation of $9,012,300 was made to in-process research and development, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  The amount was charged as an expense in our financial statements during the fourth quarter of 2000.

             The following unaudited pro forma financial summary is presented as if the operations of AVANT and Megan were combined as of the beginning of the periods presented.  The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities.  Nonrecurring charges, such as the acquired in-process research and development charge of $9,012,300, are not reflected in the following pro forma financial summary.

For the Six Months Ended June 30, 2000

Revenue	$863,200
Net loss	$(6,274,600)
Basic and diluted net loss per share	$(0.12)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition And Results of Operations

OVERVIEW

             We are engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease.  Our products derive from a broad set of technologies with the ability to inhibit the complement system and enable the creation and delivery of preventative and therapeutic vaccines.  We are using these technologies to develop vaccines and immunotherapeutics that prevent or treat disease caused by infectious organisms, and drugs and treatment vaccines that modify undesirable activity by the body’s own proteins or cells.  We develop and commercialize products on a proprietary basis and in collaboration with established pharmaceutical partners, including Novartis Pharma AG, Aventis Pasteur, GlaxoSmithKline plc and Pfizer Inc.

ACQUISITIONS

             Megan Health, Inc.:  On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. (“Megan”), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies.  We issued approximately 1,841,200 shares of AVANT’s common stock in exchange for all of the outstanding capital stock of Megan, on the basis of 0.763542977 shares of AVANT common stock for each share of Megan preferred stock and 0.08115304 shares of AVANT common stock for each share of Megan common stock.  We also assumed all of the outstanding options to purchase common stock of Megan under Megan’s stock option plan.  The purchase price of $17,332,000 consisted of (i) the issuance of 1,841,200 shares of AVANT common stock valued at $15,803,400, (ii) cash distributed to certain Megan shareholders in lieu of AVANT common stock totaling $236,700, (iii) the issuance of fully vested options to purchase AVANT common stock valued at $239,400 and (iv) severance and transaction costs totaling $1,052,500.

             The acquisition of Megan has been accounted for as a purchase.  Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition.  The excess of the purchase price over the tangible assets acquired was assigned to acquired intangible assets, the components of which include core technology, developed technology, strategic partner agreement and assembled work force.  These acquired intangible assets are being amortized on a straight-line basis over their estimated lives which range from 5 to 17 years.  An allocation of $9,012,300 was made to in-process research and development (“IPR&D”), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  The amount was charged as an expense in our financial statements during the fourth quarter of 2000.

             As of the date of the acquisition, Megan was engaged in three significant research and development projects.  The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values.  The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.  The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.  As of June 30, 2001, management’s estimates have not materially changed.

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

             Virus Research Institute, Inc.:  On August 21, 1998, we acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children.  AVANT issued 14,036,400 shares and warrants to purchase 1,811,200 shares of its common stock in exchange for all of the outstanding common stock of VRI.  The acquisition has been accounted for as a purchase.  Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition.  The excess of the purchase price over the tangible assets acquired was assigned to collaborative relationships, work force and goodwill and is being amortized on a straight line basis over 12 to 60 months.  An allocation of $44,630,000 was made to IPR&D which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  The amount was charged as an expense in our financial statements during the third quarter of 1998.

NEW DEVELOPMENTS

             Complement Inhibitors:  In 1997, we entered into an agreement with Novartis Pharma AG (“Novartis”) relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human organs into humans).  We granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the fields of xenotransplantation and allotransplantation.  In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation.  In December 1999, the Novartis agreement was amended to include marketing rights for Japan.  The decision to license TP10 resulted in a $6 million equity investment and license payment by Novartis which was received by AVANT in January 2000.  Under the agreement, we may receive additional milestone payments of up to $14 million upon attainment of certain development and regulatory goals.  We will also be entitled to royalties on product sales under the agreement.

             We have elected to independently develop and commercialize TP10 for cardiac surgery.  In September 1999, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects.  The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits.  TP10 was well tolerated in the study population and results of this Phase I/II trial were presented at the Society of Cardiovascular Anesthesiologists Annual Meeting in May 2000 and at the American Heart Association’s Annual Meeting in November 2000.  In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery.

             AVANT is conducting two Phase IIb studies of TP10 in pediatric cardiac surgery utilizing cardiopulmonary bypass.  The first study, begun earlier this year, is in babies born with hypoplastic left heart syndrome who often have high morbidity and mortality after heart surgery.  The second study in the pediatric cardiac surgery setting investigates the use of TP10 in a lower risk infant population.  The objective of these studies is to assess the ability of TP10 to mitigate the injury to the heart, brain and other organs that occurs when patients are placed on cardiopulmonary bypass circuits, thus potentially improving post-operative outcomes.

             On August 1, 2001, AVANT announced it has suspended enrollment in its two Phase IIb studies of TP10 in infants undergoing cardiac surgery following receipt from the Data Safety Monitoring Board (DSMB) of a request for additional detailed information from these studies, including patient records for reported serious adverse events.  The DSMB has met and reviewed the information requested, and has indicated that patient enrollment may be reinstated, with the recommendation to add additional laboratory tests to the study protocol.  The U.S. Food and Drug Administration (FDA) has been notified that patient enrollment in the studies has temporarily been suspended.  In response, the FDA has placed the pediatric programs on clinical hold, pending their review of these additional data.  While we have not received written notification of the FDA’s specific questions and requests, we are working closely with the Agency to resolve this matter expeditiously.  AVANT believes that this is a short-term situation and we are committed to complying with the FDA’s formal requests as soon as they are received.  The Agency’s review of the pediatric TP10 studies does not affect the adult cardiac surgery program, which is continuing as planned.

             AVANT is actively enrolling a placebo-controlled Phase II trial in approximately 600 adult patients undergoing cardiac surgery utilizing cardiopulmonary bypass.  This 30-center study is a dose-ranging study that will allow us to further define our clinical endpoints in the adult patient population before moving ahead to a number of pivotal clinical trials.  This adult study is intended to investigate the efficacy and safety of TP10 in a population known to be at high risk of medically important adverse outcomes that have a real effect on the long-term health of a substantial population.  AVANT may partner the adult program when additional clinical data becomes available.

             Cholesterol Treatment Vaccine:  We are developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein (CETP), which may be useful in reducing risks associated with atherosclerosis.  CETP is a key intermediary in the balance of HDL and LDL.  We are developing a vaccine (CETi-1) to stimulate an immune response against CETP, which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis.  We have conducted preliminary studies in rabbits, which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions.

             In 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers.  The object of the study was to demonstrate the safety of single administrations of the vaccine at four different dosage strengths.  The vaccine was very well tolerated in the 48 adult volunteers who participated in the study.  The only serious adverse reaction reported during the study (allergic reaction to shower gel) was not related to study medication.  There were no differences in the safety profiles of placebo groups and active vaccine groups.  In addition, there was limited evidence of an immune response in one subject treated with the highest dose.

             In February 2001, AVANT announced preliminary results from a double-blinded placebo controlled extension of the earlier completed Phase I trial of our CETi-1 vaccine in healthy adult volunteers.  Results from the extension study showed measurable antibody titers in all dose groups treated with study medication, suggesting a dose-response relationship.  These data have been extremely helpful in designing a Phase II study of patients with low levels of HDL, which we plan to begin later this summer.  As clinical data becomes available, we plan to seek a corporate partner to complete development and to commercialize the vaccine.

             Cholera Vaccine:  We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain.  Based on this technology, discovered in academia, we have developed the vaccine through early Phase II trials.  We then negotiated a collaboration agreement under which a Phase IIb trial was performed and funded by the Walter Reed Army Institute of Research (WRAIR) and the National Institute of Health (NIH).  This trial, initiated in October 2000, was designed to test the safety, immunogenecity and protective capacity of AVANT’s single dose, oral cholera vaccine, Peru-15, against a challenge with live virulent cholera.  In May 2001, we announced results from this Phase IIb human challenge study.  Peru-15 showed 100% protection against moderate and severe diarrhea and 93% protection against any diarrhea.  The study results suggest that, if confirmed by further investigation, Peru-15 may be an excellent candidate as a potential single dose, oral vaccine for travelers going to areas where cholera is endemic.

             AVANT has entered into a manufacturing agreement with Bio Sidus S.A. of Buenos Aires, Argentina for the production of commercial quantities of Peru-15.  AVANT will move rapidly to complete the manufacture of cGMP grade material this year and to initiate pivotal trials in the first half of 2002.  Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s travelers’ vaccine franchise.  AVANT has also conducted initial clinical studies of our single dose, oral typhoid vaccine and has a shigella vaccine in pre-clinical development.  With the acquisition of Megan Health, Inc., AVANT has gained access to technologies for developing vaccines against Campylobacter and E. coli, two additional causes of serious diarrheal diseases worldwide.

             Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children.  No vaccine against rotavirus is currently on the market.  In 1997, we licensed our oral rotavirus vaccine to GlaxoSmithKline plc (“Glaxo”).  In 2000, after our Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development.  During the next twelve months, AVANT expects Glaxo to initiate Phase III safety and efficacy studies of Rotarix™ after review with health authorities.  Assuming product development and commercialization continues satisfactorily, we expect that Glaxo will pay us additional milestones and a royalty based on sales.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2001 as Compared With the Three Month Period Ended June 30, 2000

             AVANT reported consolidated net loss of $5,660,300, or $.10 per share, for the quarter ended June 30, 2001, compared with a net loss of $2,723,900, or $.05 per share, for the quarter ended June 30, 2000.  The weighted average common shares outstanding used to calculate net loss per common share was 57,355,400 in 2001 and 50,099,100 in 2000.

             Revenue:  Total revenue increased $671,900 to $825,800 for the second quarter of 2001 compared to $153,900 for the second quarter of 2000.

             Product development and licensing revenue increased $577,700 to $731,600 for the second quarter of 2001 from $153,900 for the second quarter of 2000.  In 2001, we recognized $384,900 in the amortization of nonrefundable license fees from Novartis and Pfizer, $125,000 in funded research and development from Pfizer and $221,700 received in connection with government grants.  In 2000, product development and licensing revenue consisted primarily of the amortization of a nonrefundable license fee associated with our agreement with Novartis.

             Product sales for the second quarter of 2001 totaled $94,200 and were derived from sales of our Megan®Vac 1 product, a vaccine for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan.  There were no product sales recorded in 2000.

             Operating Expense:  Total operating expense increased $3,839,000, or 122.2%, to $6,980,900 for the second quarter of 2001 compared to $3,141,900 for the second quarter of 2000.  The increase in total operating expense for 2001 compared to 2000 is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with AVANT’s TP10 and CETi-1 clinical programs, as well as the addition of the operating costs of Megan Health, which AVANT acquired in December 2000.

             Research and development expense increased $3,477,800, or 177.2%, to $5,440,500 for the second quarter of 2001 from $1,962,700 for the second quarter of 2000.  The increase in 2001 compared to 2000 is primarily due to costs associated with conducting clinical trials of CETi-1 and TP10, an increase in expense associated with the manufacture of clinical materials for these programs, an increase in research and development headcount and the addition of Megan’s research and development expense in 2001.

             Selling, general and administrative expense increased $146,300, or 14.0%, to $1,188,200 for the second quarter of 2001 compared to $1,041,900 for the second quarter of 2000.  The increase in expense in 2001 compared to 2000 is primarily attributed to an increase in legal expenses, consulting and investor relations costs as well as the addition of Megan’s selling, general and administrative expense in 2001.

             Amortization expense of acquired intangible assets increased $206,700 to $344,000 for the second quarter of 2001 from $137,300 in the comparable 2000 quarter as a result of the acquisition of Megan.

             Investment Income, Net:  Net investment income increased $230,700, or 87.4%, to $494,800 for the second quarter of 2001 compared to $264,100 for the second quarter of 2000.  The increase is primarily due to higher average cash balances offset in part by lower interest rates during the second quarter of 2001 compared to the second quarter of 2000.

Six-Month Period Ended June 30, 2001 as Compared with the Six Month Period Ended June 30, 2000

             AVANT reported consolidated net loss of $9,673,600, or $.17 per share, for the six months ended June 30, 2001, compared with a net loss of $4,847,300, or $.10 per share, for the six months ended June 30, 2000.  The weighted average common shares outstanding used to calculate net loss per common share was 57,303,800 in 2001 and 49,949,100 in 2000.

             Revenue:  Total revenue increased $1,377,100 to $1,684,800 for the first six months of 2001 compared to $307,700 for the first six months of 2000.

             Product development and licensing revenue increased $1,161,600 to $1,469,300 for the first six months of 2001 from $307,700 for the first six months of 2000.  In 2001, we recognized $769,800 in the amortization of nonrefundable license fees from Novartis and Pfizer, $164,000 from Innogenetics, Inc. in connection with its acquisition of the TRAx business in 1999, $292,000 in funded research and development from Pfizer and $243,500 received in connection with government grants.  In 2000, product development and licensing revenue consisted primarily of the amortization of a nonrefundable license fee associated with our agreement with Novartis.

             Product sales for the first six months of 2001 totaled $215,500 and were derived from sales of our Megan®Vac 1 salmonella vaccine product.  There were no product sales recorded in 2000.

             Operating Expense:  Total operating expense increased $6,836,800, or 120.0%, to $12,535,700 for the first six months of 2001 compared to $5,698,900 for the first six months of 2000.  The increase in total operating expense for the first six months of 2001 compared to the first six months of 2000 is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with AVANT’s TP10 and CETi-1 clinical programs, as well as the addition of the operating costs of Megan Health.  During the first quarter of 2000, we received legal settlement payments totaling $500,000 from the resolution of disputes arising from contractual arrangements.

             Research and development expense increased $5,722,400, or 151.4%, to $9,502,400 for the first six months of 2001 compared to $3,780,000 for the first six months of 2000.  The increase in 2001 compared to 2000 is primarily due to costs associated with conducting clinical trials of CETi-1 and TP10, an increase in expense associated with the manufacture of clinical materials for these programs, an increase in research and development headcount and the addition of Megan’s research and development expense in 2001.

             Selling, general and administrative expense increased $182,700, or 8.5%, to $2,327,000 for the first six months of 2001 compared to $2,144,300 for the first six months of 2000.  The increase is primarily attributed to the addition of Megan’s selling general and administrative expenses in 2001 and increased legal expenses, consulting and investor relations costs, offset in part by a reduction in personnel and related costs.

             Amortization expense of acquired intangible assets increased $413,400 to $688,000 in the first six months of 2001 from $274,600 in the comparable 2000 period as a result of the acquisition of Megan.

             Investment Income, Net:  Net investment income increased $633,400, or 116.5%, to $1,177,300 for the first six months of 2001 compared to $543,900 for the first six months of 2000.  The increase is primarily due to higher average cash balances offset in part by lower interest rates during the first six months of 2001 compared to the first six months of 2000.

LIQUIDITY AND CAPITAL REOURCES

             AVANT ended the second quarter of 2001 with cash and cash equivalents of $40,706,000 compared to cash and cash equivalents of $50,177,000 at December 31, 2000.

             Net cash used in operating activities increased significantly to $9,607,600 for the first six months of 2001 compared to $1,629,600 for the first six months of 2000.  The increase is primarily attributed to the increase in net loss incurred in 2001 compared to 2000 and the recording of deferred revenue in 2000 as a result of Novartis exercising its option to license TP10 for transplantation.

             Net cash used in investing activities increased to $310,500 for the first six months of 2001 compared to $15,700 for the first six months of 2000.  The increase is primarily due to increased investment in property and equipment in 2001 compared to 2000 and the reduction in restricted cash recorded in 2000.

             Net cash provided by financing activities decreased to $447,100 for the first six months of 2001 compared to $4,084,800 for the first six months of 2000.  The decrease is primarily due to a decrease in proceeds from the exercise of stock options and warrants and the recording of net proceeds of $2,307,700 in 2000 from stock issued to Novartis.

             AVANT believes that cash inflows from existing collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2001.  The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements.  During 2001, we expect to take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering.

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

             We do not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2001 and December 31, 2000 due to the short-term maturities of these instruments.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

             On May 10, 2001, AVANT held its Annual Meeting of Stockholders at which the voters approved an increase in the number of authorized shares of common stock and elected seven directors to our Board of Directors.

             At the Annual Meeting of Stockholders, the following votes were tabulated for the two proposals before AVANT’s Stockholders:

             PROPOSAL I
             To amend the Third Restated Certificate of Incorporation, as amended, of AVANT to increase the number of authorized shares of common stock from 75,000,000 to 100,000,000.

For	Against	Abstain
40,292,083	740,420	77,872

             PROPOSAL II
             Election of Directors:

	Number of Shares/Votes

	For	Authority Withheld

J. Barrie Ward, Ph.D.	41,004,668	105,707
Una S. Ryan, Ph.D.	40,243,151	867,224
Frederick W. Kyle	40,995,803	114,572
Thomas R. Ostermueller	40,953,968	156,407
Harry H. Penner, Jr.	41,003,168	107,207
Peter A. Sears	41,001,877	108,498
Karen Shoos Lipton	40,996,204	114,171

             The number of shares issued, outstanding and eligible to vote as of the record date of March 16, 2001 was 57,316,488.  A quorum was present with 41,110,375 shares represented by proxies or 71.73% of the eligible voting shares.

Item 6. Exhibits and Reports on Form 8-K

             (a)         Exhibits

             (b)         Reports on Form 8-K

                           We filed a Current Report on Form 8-K on December 12, 2000 reporting our acquisition of Megan Health, Inc., pursuant to an Agreement and Plan of Merger dated as of November 20, 2000 by and among AVANT, AVANT Acquisition Corp. and Megan Health, Inc.  Under the terms of the Agreement, Megan Health, Inc. became a wholly owned subsidiary of AVANT.  We amended the Current Report on Form 8-K on January 30, 2001 and July 3, 2001 and the amendments include proforma financial statements.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: August 9, 2001		/s/ Una S. Ryan

Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2001		/s/ Avery W. Catlin

Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)