Form 10-Q
period 2001-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2001-11-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.              Yes  ☒  No  ☐.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Shares Outstanding as
Class	of November 5, 2001
Common Stock, $.001 par value	60,449,106

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2001

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2001 and December 31, 2000

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and Cash Equivalents	$34,736,900	$50,177,000
Accounts Receivable	161,500	153,500
Inventories	78,900	59,200
Current Portion Lease Receivable	71,900	395,700
Prepaid Expenses and Other Current Assets	863,000	1,021,200
Total Current Assets	35,912,200	51,806,600
Property and Equipment, Net	1,084,000	1,037,900
Intangible and Other Assets	9,581,800	10,718,500
Total Assets	$46,578,000	$63,563,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$872,700	$902,300
Accrued Expenses	2,414,300	2,681,600
Current Portion Deferred Revenue	1,623,000	1,539,600
Current Portion Lease Payable	49,800	274,500
Total Current Liabilities	4,959,800	5,398,000

Long-Term Deferred Revenue	3,078,300	4,233,000

Stockholders' Equity:
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 57,390,600 Issued and Outstanding at September 30, 2001 and 57,144,200 Issued and Outstanding at December 31, 2000	57,400	57,100
Additional Paid-In Capital	209,700,500	209,195,300
Accumulated Deficit	(171,218,000)	(155,320,400)
Total Stockholders' Equity	38,539,900	53,932,000
Total Liabilities and Stockholders' Equity	$46,578,000	$63,563,000

See accompanying Notes to Consolidated Financial Statements (Unaudited)

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2001 and 2000

(Unaudited)

	September 30, 2001	September 30, 2000
REVENUE:
Product Development and Licensing Agreements	$663,800	$153,900
Product Sales	61,700	—
Total Revenue	725,500	153,900
OPERATING EXPENSE:
Research and Development	5,633,100	3,292,700
Selling, General and Administrative	1,321,700	1,050,500
Cost of Product Sales	8,400	—
Amortization of Acquired Intangible Assets	344,000	137,300
Total Operating Expense	7,307,200	4,480,500
Operating Loss	(6,581,700)	(4,326,600)

Investment Income, Net	357,700	693,000
Net Loss	$(6,224,000)	$(3,633,600)

Basic and Diluted Net Loss Per Common Share	$(0.11)	$(0.07)

Weighted Average Common Shares Outstanding	57,379,700	54,143,700

See accompanying Notes to Consolidated Financial Statements (Unaudited)

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	September 30, 2001	September 30, 2000
REVENUE:
Product Development and Licensing Agreements	$2,133,100	$461,600
Product Sales	277,100	—
Total Revenue	2,410,200	461,600
OPERATING EXPENSE:
Research and Development	15,135,400	7,072,700
Selling, General and Administrative	3,648,700	3,194,800
Cost of Product Sales	26,700	—
Legal Settlements	—	(500,000)
Amortization of Acquired Intangible Assets	1,032,000	411,900
Total Operating Expense	19,842,800	10,179,400
Operating Loss	(17,432,600)	(9,717,800)

Investment Income, Net	1,535,000	1,236,900
Net Loss	$(15,897,600)	$(8,480,900)

Basic and Diluted Net Loss Per Common Share	$(0.28)	$(0.17)

Weighted Average Common Shares Outstanding	57,329,600	51,347,300

See accompanying Notes to Consolidated Financial Statements (Unaudited)

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	September 30, 2001	September 30, 2000
Cash Flows from Operating Activities:
Net Loss	$(15,897,600)	$(8,480,900)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,654,300	919,800
Write-off of Capitalized Patent Costs	22,400	—
Changes in Assets and Liabilities:
Accounts Receivable	(8,000)	—
Inventories	(19,700)	—
Prepaid Expenses and Other Current Assets	158,200	(190,700)
Accounts Payable and Accrued Expenses	(296,900)	276,200
Deferred Revenue	(1,071,300)	3,230,800
Lease Receivable	323,800	323,800
Lease Payable	(224,700)	(223,700)
Net Cash Used in Operating Activities	(15,359,500)	(4,144,700)
Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(456,300)	(125,300)
Decrease in Restricted Cash	—	217,000
Increase in Patents and Licenses	(129,800)	(229,700)
Net Cash Used in Investing Activities	(586,100)	(138,000)
Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	505,500	2,380,100
Net Proceeds from Stock Issuance	—	36,788,600
Net Cash Provided by Financing Activities	505,500	39,168,700
Increase (Decrease) in Cash and Cash Equivalents	(15,440,100)	34,886,000
Cash and Cash Equivalents at Beginning of Period	50,177,000	13,619,000
Cash and Cash Equivalents at End of Period	$34,736,900	$48,505,000

See accompanying Notes to Consolidated Financial Statements (Unaudited)

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2001

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

(2)           Interim Financial Statements

                The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2001 and 2000 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at September 30, 2001 and December 31, 2000, the results of operations for the quarters and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.  The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of results for any future interim period or for the full year.

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

(4)           Inventories

                Inventories consist of finished products at September 30, 2001 and December 31, 2000.

(5)           Property and Equipment

                Property and equipment includes the following:

	September 30, 2001	December 31, 2000

Laboratory Equipment	$2,878,300	$2,800,500
Office Furniture and Equipment	1,482,100	1,355,600
Leasehold Improvements	1,214,200	962,200
Property and Equipment, Total	5,574,600	5,118,300
Less: Accumulated Depreciation and Amortization	(4,490,600)	(4,080,400)
	$1,084,000	$1,037,900

(6)           Intangible and Other Assets

                Intangible and other assets include the following:

	September 30, 2001	December 31, 2000

Capitalized Patent Costs	$2,430,300	$2,322,900
Less: Accumulated Amortization	(1,096,100)	(883,900)
Capitalized Patent Costs, Net	1,334,200	1,439,000
Acquired Intangible Assets:
Goodwill	2,275,700	2,275,700
Collaborative Relationships	1,090,000	1,090,000
Assembled Workforce	625,400	625,400
Core Technology	1,786,900	1,786,900
Developed Technology	3,263,100	3,263,100
Strategic Partner Agreement	2,563,900	2,563,900
	11,605,000	11,605,000
Less: Accumulated Amortization	(3,472,200)	(2,440,300)
Acquired Intangible Assets, Net	8,132,800	9,164,700
Other Non-Current Assets	114,800	114,800
	$9,581,800	$10,718,500

(7)           Net Income (Loss) Per Share

                Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period.  We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and nine-month periods ended September 30, 2001 and 2000 as its inclusion would have been anti-dilutive.  A total of 4,819,600 and 4,860,200 stock options and warrants were excluded from the computation of weighted average common shares as of September 30, 2001 and 2000, respectively, as they were anti-dilutive.

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

For the Nine Months Ended September 30, 2000

Revenue	$1,266,900
Net loss	$(10,426,900)
Basic and diluted net loss per share	$(0.19)

(9)           Subsequent Event

                On October 17, 2001, AVANT completed a direct placement of approximately 3,057,900 shares of common stock to institutional investors.  Net proceeds from the offering totaled approximately $13,575,200.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition And Results of Operations

OVERVIEW

               We are engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease.  Our products derive from a broad set of technologies with the ability to inhibit the complement system and enable the creation and delivery of preventative and therapeutic vaccines.  We are using these technologies to develop vaccines and immunotherapeutics that prevent or treat disease caused by infectious organisms, and drugs and treatment vaccines that modify undesirable activity by the body’s own proteins or cells.  We develop and commercialize products on a proprietary basis and in collaboration with established pharmaceutical partners, including Novartis Pharma AG, GlaxoSmithKline plc and Pfizer Inc.

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

                As of the date of the acquisition, Megan was engaged in three significant research and development projects.  The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values.  The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.  The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.  As of September 30, 2001, management’s estimates have not materially changed.

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

NEW DEVELOPMENTS

                Complement Inhibitors:  In 1997, we entered into an agreement with Novartis Pharma AG (“Novartis”) relating to the development of TP10 for use in transplantation.  We granted Novartis a two-year option to license TP10 with exclusive worldwide marketing rights (except Japan) in the field of transplantation.  In July 1999, Novartis exercised its option to license TP10.  In December 1999, the Novartis agreement was amended to include marketing rights for Japan.  The decision to license TP10 resulted in a $6 million equity investment and license payment by Novartis which was received by AVANT in January 2000.  Under the agreement, we may receive additional milestone payments of up to $14 million upon attainment of certain development and regulatory goals.  We will also be entitled to royalties on product sales under the agreement.

                We have elected to independently develop TP10 for cardiac surgery.  In September 1999, we initiated an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects.  The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits.  TP10 was well tolerated in the study population and results of this Phase I/II trial were presented at the Society of Cardiovascular Anesthesiologists Annual Meeting in May 2000 and at the American Heart Association’s Annual Meeting in November 2000.  In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery.

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

                On September 27, 2001, AVANT announced the FDA had removed a clinical hold on the enrollment of new patients in AVANT’s two Phase IIb studies of TP10 in infants undergoing cardiac surgery and said the company expected to resume enrollment as soon as possible.  AVANT had initially announced its suspension of enrollment in the clinical studies on August 1, 2001, following receipt from the Data Safety Monitoring Board (DSMB) of a request for additional detailed information from these studies, including patient records for reported serious adverse events.  While the DSMB met, reviewed the information requested and unanimously recommended patient enrollment be resumed with the addition of new laboratory tests in the study protocol, the FDA placed the pediatric programs on clinical hold pending their review of the same data.

                AVANT has recently completed enrollment in a placebo-controlled Phase II trial in approximately 600 adult patients undergoing cardiac surgery utilizing cardiopulmonary bypass.  This 30-center study is a dose-ranging study that will allow us to further define our clinical endpoints in the adult patient population before moving ahead to a number of pivotal clinical trials.  AVANT expects to release preliminary data from the adult trial around year-end 2001.  The objective of this study, as well as the two infant cardiac by-pass trials, is to assess the ability of TP10 to mitigate the injury to the heart, brain and other organs that occurs when patients are placed on cardiopulmonary bypass circuits, thus potentially improving post-operative outcomes.  AVANT may partner the cardiac surgery program when additional clinical data become available.

                Cholesterol Treatment Vaccine:  We are developing a therapeutic vaccine against endogenous cholesteryl ester transfer protein (CETP), which may be useful in reducing risks associated with atherosclerosis.  CETP is a key intermediary in the balance of HDL and LDL.  We are developing a vaccine (CETi-1) to stimulate an immune response against CETP, which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis.  We have conducted preliminary studies in rabbits, which have demonstrated the ability of the CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions.

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

                In February 2001, AVANT announced preliminary results from a double-blinded placebo controlled extension of the earlier completed Phase I trial of our CETi-1 vaccine in healthy adult volunteers.  Results from the extension study showed measurable antibody titers in all dose groups treated with study medication, suggesting a dose-response relationship.  In August 2001, AVANT initiated a placebo-controlled Phase II study of its CETi-1 vaccine in approximately 200 patients with low levels of HDL cholesterol.  The objectives of the study are to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters.  The primary endpoint is the change in HDL cholesterol measured after the six-month booster.  The study is being conducted at the Chicago Center for Clinical Research and Rush-Presbyterian-St. Luke’s Medical Center.  As clinical data become available, we plan to seek a corporate partner to complete development and to commercialize the CETi-1 vaccine.

                Cholera Vaccine:  We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain.  Based on this technology, discovered in academia, we have developed the vaccine through early Phase II trials.  We then negotiated a collaboration agreement under which a Phase IIb trial was performed and funded by the Walter Reed Army Institute of Research (WRAIR) and the National Institutes of Health (NIH).  This trial, initiated in October 2000, was designed to test the safety, immunogenicity and protective capacity of AVANT’s single dose, oral cholera vaccine, Peru-15, against a challenge with live virulent cholera.  In May 2001, we announced results from this Phase IIb human challenge study.  Peru-15 showed 100% protection against moderate and severe diarrhea and 93% protection against any diarrhea.  The study results suggest that, if confirmed by further investigation, Peru-15 may be an excellent candidate as a potential single dose, oral vaccine for travelers going to areas where cholera is endemic.

                AVANT has entered into a manufacturing agreement with Bio Sidus S.A. of Buenos Aires, Argentina for the production of commercial quantities of Peru-15.  AVANT is moving rapidly to complete the manufacture of cGMP grade material and plans to initiate pivotal trials in the first half of 2002.  Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s travelers’ vaccine franchise.  AVANT has also conducted initial clinical studies of our single dose, oral typhoid vaccine and has a shigella vaccine in pre-clinical development.  With the acquisition of Megan Health, Inc., AVANT has gained access to technologies for developing vaccines against Campylobacter and E. coli, two additional causes of serious diarrheal diseases worldwide.

                Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children.  No vaccine against rotavirus is currently on the market.  In 1997, we licensed our oral rotavirus vaccine to GlaxoSmithKline plc (“Glaxo”).  In 2000, after our Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development.  During the next twelve months, AVANT expects Glaxo to initiate Phase III studies of its investigational rotavirus vaccine, Rotarix™.  The design, timing and execution of the clinical program for Rotarix™ is the responsibility of GlaxoSmithKline.  Assuming product development and commercialization continues satisfactorily, we expect that Glaxo will pay us additional milestones and a royalty based on sales.

TECHNOLOGY LICENSING

                AVANT has adopted a business strategy of out-licensing technology that does not match the Company’s development focus or where the company lacks sufficient resources for the technology’s efficient development.  For example, when AVANT acquired Megan Health, it also signed an agreement with Pfizer Inc. to leverage the value of Megan’s oral vaccine technology in a significant market opportunity (animal health and food safety) outside of AVANT’s own focus on human health care.

                DynPort License:  On October 10, 2001, AVANT announced the granting of a license to DynPort Vaccine Company LLC (“DVC”) for exclusive rights to use certain components of AVANT’s vaccine technology.  Financial terms of the agreement with DVC include license fees, milestone payments and royalties.  DVC, a private company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents.  DynPort has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious diseases and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.  We see this licensing opportunity as an excellent way to leverage our vaccine technology in an area that AVANT does not plan to pursue itself.

                Formation of Parallel Solutions:  During October 2001, AVANT spun out its polyphosphazene polymer adjuvant business (the “PCPP business”), including Adjumer® and Micromer®, into a newly formed, privately held company, Parallel Solutions, Inc. (“Parallel”), while retaining a non-controlling minority ownership position in Parallel.  AVANT believes that Parallel’s plans to expand the PCPP business beyond vaccine adjuvants, and indeed beyond human therapeutics, offer greater opportunities to create value.  This transaction allows AVANT to further leverage this technology with the potential for significant upside benefits as a shareholder of Parallel, while divesting its obligations for manufacturing PCPP and the burden of funding the PCPP business.  In connection with this transaction, AVANT has assigned all of its rights and obligations under the Aventis Pasteur license agreements to Parallel.  The technology had no book value and therefore, our investment in Parallel is being carried at no value and will be accounted for on the cost method.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2001 as Compared

With the Three Month Period Ended September 30, 2000

                AVANT reported consolidated net loss of $6,224,000, or $.11 per share, for the quarter ended September 30, 2001, compared with a net loss of $3,633,600, or $.07 per share, for the quarter ended September 30, 2000.  The weighted average common shares outstanding used to calculate net loss per common share was 57,379,700 in 2001 and 54,143,700 in 2000.

                Revenue:  Total revenue increased $571,600 to $725,500 for the third quarter of 2001 compared to $153,900 for the third quarter of 2000.

                Product development and licensing revenue increased $509,900 to $663,800 for the third quarter of 2001 from $153,900 for the third quarter of 2000.  In 2001, we recognized $384,900 in the amortization of nonrefundable license fees from Novartis and Pfizer, $125,000 in funded research and development from Pfizer and $153,900 received in connection with government grants.  In 2000, product development and licensing revenue consisted primarily of the amortization of a nonrefundable license fee associated with our agreement with Novartis.

                Product sales for the third quarter of 2001 totaled $61,700 and were derived from sales of our Megan®Vac 1 product, a vaccine for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan.  There were no product sales recorded in 2000.

                Operating Expense:  Total operating expense increased $2,826,700, or 63.1%, to $7,307,200 for the third quarter of 2001 compared to $4,480,500 for the third quarter of 2000.  The increase in total operating expense for 2001 compared to 2000 is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with AVANT’s travelers’ vaccines, TP10 and CETi-1 clinical programs, as well as the addition of the operating costs of Megan Health, which AVANT acquired in December 2000.

                Research and development expense increased $2,340,400, or 71.1%, to $5,633,100 for the third quarter of 2001 from $3,292,700 for the third quarter of 2000.  The increase in 2001 compared to 2000 is primarily due to costs associated with conducting clinical trials of CETi-1 and TP10, an increase in expense associated with the manufacture of clinical materials for these programs and the travelers’ vaccines program, an increase in research and development headcount and the addition of Megan’s research and development expense in 2001.

                Selling, general and administrative expense increased $271,200, or 25.8%, to $1,321,700 for the third quarter of 2001 compared to $1,050,500 for the third quarter of 2000.  The increase in expense in 2001 compared to 2000 is primarily attributed to an increase in legal expenses and consulting costs as well as the addition of Megan’s selling, general and administrative expense in 2001.

                Amortization expense of acquired intangible assets increased $206,700 to $344,000 for the third quarter of 2001 from $137,300 in the comparable 2000 quarter as a result of the acquisition of Megan.

                Investment Income, Net:  Net investment income decreased $335,300, or 48.4%, to $357,700 for the third quarter of 2001 compared to $693,000 for the third quarter of 2000.  The decrease is primarily due to lower average cash balances and lower interest rates during the third quarter of 2001 compared to the third quarter of 2000.

Nine-Month Period Ended September 30, 2001 as Compared

with the Nine Month Period Ended September 30, 2000

                AVANT reported consolidated net loss of $15,897,600, or $.28 per share, for the nine months ended September 30, 2001, compared with a net loss of $8,480,900, or $.17 per share, for the nine months ended September 30, 2000.  The weighted average common shares outstanding used to calculate net loss per common share was 57,329,600 in 2001 and 51,347,300 in 2000.

                Revenue:  Total revenue increased $1,948,600 to $2,410,200 for the first nine months of 2001 compared to $461,600 for the first nine months of 2000.

                Product development and licensing revenue increased $1,671,500 to $2,133,100 for the first nine months of 2001 from $461,600 for the first nine months of 2000.  In 2001, we recognized $1,154,700 in the amortization of nonrefundable license fees from Novartis and Pfizer, $164,000 from Innogenetics, Inc.  as a one-time royalty fee paid in connection with its acquisition of the TRAx business in 1999, $416,700 in funded research and development from Pfizer and $397,700 received in connection with government grants.  In 2000, product development and licensing revenue consisted primarily of the amortization of a nonrefundable license fee associated with our agreement with Novartis.

                Product sales for the first nine months of 2001 totaled $277,100 and were derived from sales of our Megan®Vac 1 salmonella vaccine product.  There were no product sales recorded in 2000.

                Operating Expense:  Total operating expense increased $9,663,400, or 94.9%, to $19,842,800 for the first nine months of 2001 compared to $10,179,400 for the first nine months of 2000.  The increase in total operating expense for the first nine months of 2001 compared to the first nine months of 2000 is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with AVANT’s travelers’ vaccines, TP10 and CETi-1 clinical programs, as well as the addition of the operating costs of Megan Health.  During the first quarter of 2000, we received legal settlement payments totaling $500,000 from the resolution of disputes arising from contractual arrangements which were recorded as a credit to expense.

                Research and development expense increased $8,062,700, or 114.0%, to $15,135,400 for the first nine months of 2001 compared to $7,072,700 for the first nine months of 2000.  The increase in 2001 compared to 2000 is primarily due to costs associated with conducting clinical trials of CETi-1 and TP10, an increase in expense associated with the manufacture of clinical materials for these programs and the travelers’ vaccines program, an increase in research and development headcount and the addition of Megan’s research and development expense in 2001.

                Selling, general and administrative expense increased $453,900, or 14.2%, to $3,648,700 for the first nine months of 2001 compared to $3,194,800 for the first nine months of 2000.  The increase is primarily attributed to the addition of Megan’s selling, general and administrative expenses in 2001 and increased legal expenses and consulting costs.

                Amortization expense of acquired intangible assets increased $620,100 to $1,032,000 in the first nine months of 2001 from $411,900 in the comparable 2000 period as a result of the acquisition of Megan.

                Investment Income, Net:  Net investment income increased $298,100, or 24.1%, to $1,535,000 for the first nine months of 2001 compared to $1,236,900 for the first nine months of 2000.  The increase is primarily due to higher average cash balances offset by lower interest rates during the first nine months of 2001 compared to the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

                AVANT ended the third quarter of 2001 with cash and cash equivalents of $34,736,900 compared to cash and cash equivalents of $50,177,000 at December 31, 2000.

                Net cash used in operating activities increased significantly to $15,359,500 for the first nine months of 2001 compared to $4,144,700 for the first nine months of 2000.  The increase is primarily attributed to the increase in net loss incurred in 2001 compared to 2000 and the recording of deferred revenue in 2000 as a result of Novartis exercising its option to license TP10 for transplantation.

                Net cash used in investing activities increased to $586,100 for the first nine months of 2001 compared to $138,000 for the first nine months of 2000.  The increase is primarily due to increased investment in property and equipment in 2001 compared to 2000 and the reduction in restricted cash recorded in 2000.

                Net cash provided by financing activities decreased to $505,500 for the first nine months of 2001 compared to $39,168,700 for the first nine months of 2000.  The decrease is primarily due to a decrease in proceeds from the exercise of stock options and warrants and the recording of net proceeds of $34,470,900 and $2,307,700 in 2000 from stock issued in a private placement and stock issued to Novartis, respectively.

                On October 17, 2001, AVANT completed a direct placement of approximately 3,057,900 shares of common stock to institutional investors.  Net proceeds from the offering totaled approximately $13,575,200.

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

           We do not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2001 and December 31, 2000 due to the short-term maturities of these instruments.

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

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: November 6, 2001	/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2001	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)