Form 10-K
period 2001-12-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2002-03-27
CIK 744218

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15006

AVANT IMMUNOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3191702 (I.R.S. Employer Identification No.)
119 Fourth Avenue, Needham, Massachusetts (Address of principal executive offices)	02494 (Zip Code)

Registrant's telephone number, including area code: (781) 433-0771

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.001

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of common stock held by non-affiliates as of March 11, 2002 was $112,503,570 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of common stock outstanding at March 11, 2002 was: 60,458,397 shares.

        Certain information contained in the registrant's proxy statement relating to its annual meeting of stockholders to be held on May 8, 2002 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

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

PART I

Item 1. BUSINESS

A. General

        As used herein, the terms "we", "us", "our", or "AVANT" refer to AVANT Immunotherapeutics, Inc., a Delaware corporation organized in 1983. We are a biopharmaceutical company that uses novel applications of immunology to prevent and treat diseases. AVANT is developing a broad portfolio of vaccines against viral and bacterial diseases, including single-dose oral vaccines aimed at protecting travelers from cholera, typhoid fever and other illnesses. In addition, we are conducting clinical studies of a proprietary vaccine candidate for cholesterol management. AVANT further leverages the value of its technology portfolio through corporate partnerships. Current collaborations encompass the development of an oral human rotavirus vaccine, vaccines to combat threats of biological warfare, and vaccines addressed to human food safety and animal health.

        Since its inception, AVANT has focused on unlocking the power of the immune system. We have actively developed and acquired innovative technologies—especially novel approaches to vaccine creation—that harness the immune response to prevent or fight disease. Today our broad intellectual property position allows us to respond quickly and leverage our expertise into many different areas as opportunities and needs arise. For example, our vaccine technology for providing rapid protection against bacterial illnesses may prove useful for improving and expanding America's vaccine arsenal against microbial agents used in war or terrorist attacks.

        AVANT is targeting its efforts where it can add the greatest value to the development of its products and technologies. Our goal is to demonstrate clinical proof-of-concept for each product, and then seek excellent partners to help see those products through to commercialization. This approach allows us to maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product.

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

        One of the benefits of focusing on immunology is that this field of science spans a large spectrum of medical endeavors, with implications in widely diverse areas of clinical medicine and public health. Immunology plays a key role in the creation of new vaccines that prevent or treat disease. Thus, developing an understanding of how various components of the immune system function and interact has allowed AVANT to cultivate a variety of opportunities for product development.

        Using our expertise in immunology, we are building business franchises in three major disease areas: travelers' vaccines, cholesterol management and anti viral vaccines. Each of our business franchises addresses large market opportunities for which current therapies are inadequate or non-existent. We have pursued some of these opportunities independently in a highly focused manner. In other cases, we have leveraged the financial support and development capabilities of corporate and public sector partners to bring our development projects to fruition. The research we have so diligently pursued over the past several years has matured into an exciting portfolio of product candidates.

        Our products derive from a broad set of complementary technologies with the ability to regulate T and B cell activity and enable the creation of preventative and therapeutic vaccines. We are using these technologies to develop vaccines and immunotherapeutics that prevent or treat disease caused by infectious organisms, and drugs and treatment vaccines that modify undesirable activity by the body's own proteins or cells. All of our products are in various stages of research and development. Below is a table of our currently active programs:

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status
Travelers' Vaccines	CholeraGarde™ Vaccine	Cholera	—	Phase IIb
	Ty800 Vaccine	Typhoid fever	—	Phase I/II
	Shigella Vaccine	Dysentery	—	Pre-clinical
	ETEC Vaccine	Enterotoxigenic E coli infection	—	Pre-clinical
	Campylobacter Vaccine	Campylobacter infection	—	Pre-clinical
Immunotherapeutics	CETi-1 Vaccine	Atherosclerosis	—	Phase II
Anti Viral Vaccines	Rotarix™ Vaccine	Rotavirus infection	GlaxoSmithKline	Phase II
	d15-29 Herpes Vaccine	Herpes simplex virus 2 infection	—	Pre-clinical
	Therapore™	Viral infection-HIV -Hepatitis	US Army —	Pre-clinical Pre-clinical
Other Licensed Vaccines	BioTerrorism Vaccines	Anthrax infection	DynPort Vaccine Company LLC	Pre-clinical
	Food Safety Vaccines	Bacterial contamination of food sources	Pfizer Inc	Pre-clinical

B. Strategy

        AVANT'S strategy is to utilize our expertise to design and develop vaccine and therapeutic products that have significant and growing market potential; to establish governmental and corporate alliances to fund development; and to commercialize our products either through corporate partners or, in appropriate circumstances, by our own direct selling efforts. Our goal is to demonstrate clinical proof-of-concept for each product, and then seek excellent partners to help see those products which we can not develop ourselves through to commercialization. This approach lets us maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product. Implementation of this strategy is exemplified by the following lead programs:

        Travelers' Vaccines:    AVANT is developing a series of single-dose, genetically-attenuated, live bacterial vaccines to prevent travelers' diarrhea and dysentery. Frost & Sullivan, a leading market research firm, estimated in a 1999 report that the worldwide market for diarrheal vaccines, addressed to the travelers' market only, would reach more than one billion dollars in 2005. Many of these vaccines could also meet the healthcare requirements of less developed countries, where the need for cholera and typhoid fever vaccines is particularly acute. We believe that vaccines for the travelers' market are appropriate indications for a small company such as AVANT to pursue independently with our own sales and marketing effort in the United States and with partners outside the United States.

        We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early Phase II trials. During 2001, AVANT announced results of a Phase IIb clinical trial conducted by the Walter Reed Army Institute of Research ("WRAIR") and the National Institutes of Health (the "NIH") with our investigational vaccine against cholera, called CholeraGarde™. Results of that study demonstrated the ability of AVANT's vaccine candidate to provide complete protection against moderate and severe diarrhea in vaccinated individuals challenged with live, virulent cholera. AVANT plans to conduct a small dose ranging program prior to initiating Phase III clinical trials with CholeraGarde™ during the second half of 2002.

        Development of a safe, effective cholera vaccine is the first step in establishing AVANT's travelers' vaccine franchise. AVANT also plans to initiate Phase II clinical studies during 2002 aimed at demonstrating clinical proof-of-principle for a second product in its travelers' vaccine portfolio. Based on the same technology, AVANT has designed its Ty800 vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. We are also developing three additional vaccines to prevent infection with Shigella, enterotoxigenic E. coli and Campylobacter—all important causes of severe diarrheal illness.

        In preparation for large-scale clinical trials and eventual commercialization needs, AVANT has established a key manufacturing partnership for its bacterial vaccines. During 2001, we entered into supply agreements with Bio Sidus S.A. of Argentina, to manufacture cGMP grade quantities of AVANT's cholera and typhoid fever vaccines for planned clinical trials.

        Rotavirus Vaccine:    Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. We licensed an oral vaccine for rotavirus from a non-profit institution and initiated a Phase I clinical trial with the goal of licensing the vaccine to a major vaccine company. After completing Phase I studies and commencing a Phase II study, we licensed the vaccine to GlaxoSmithKline plc ("Glaxo"). The initial license fee from Glaxo partially funded the Phase II study. In 1999, after the study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. AVANT expects Glaxo to initiate final stage global clinical development of its investigational rotavirus vaccine, Rotarix™, a two-dose oral rotavirus vaccine which has been shown to be helpful in preventing rotavirus gastroenteritis ("RGE") disease in young children for at least two years following administration. Assuming product development and commercialization continues satisfactorily, we expect that Glaxo will pay us additional milestones and a royalty based on sales.

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

        AVANT completed a Phase I clinical trial in late 2000 and results indicated that the vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The Phase I clinical study and its extension demonstrated an acceptable safety profile for the CETi-1 vaccine, as well as showed its ability to elicit antibody titers against CETP and suggested a dose-response relationship. AVANT is currently conducting a 200 patient placebo-controlled Phase II efficacy study of the CETi-1 vaccine in patients with low levels of HDL cholesterol. The objectives of the study are to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters. The primary endpoint is the change in HDL cholesterol measured after the six-month booster and results are expected from the trial during 2003. As clinical data become available, we plan to seek a corporate partner to complete development and to commercialize the CETi-1 vaccine.

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

C. Vaccine Development Programs

1. Travelers' Vaccines

        AVANT is developing a series of single-dose, genetically-attenuated, live bacterial vaccines to prevent travelers' diarrhea and dysentery. Frost & Sullivan, a leading market research firm, estimated in a 1999 report that the worldwide market for diarrheal vaccines, addressed to the travelers' market only, would reach more than one billion dollars in 2005. Many of these vaccines could also meet the healthcare requirements of less developed countries, where the need for cholera and typhoid vaccines is particularly acute.

        We are developing an attenuated form of the bacterium Vibrio cholerae as a potential cholera vaccine. In several Phase I/II clinical studies, single oral doses of the cholera vaccine, Peru-15, were administered to more than 75 human subjects and shown to be safe, immunogenic and protective against infection with the virulent organism. In 1999, we announced the collaboration on a Phase IIb clinical trial of the Peru-15 vaccine with WRAIR and the NIH. AVANT and the National Institute of Allergy and Infectious Disease ("NIAID") of the NIH also signed a Clinical Trial Agreement that allows for the clinical evaluation of the Peru-15 vaccine formulation at Children's Hospital in Cincinnati. AVANT and WRAIR have successfully manufactured clinical supplies of the vaccine at WRAIR's facility for use in the study.

        The Phase IIb trial, which began in October 2000 at the Children's Hospital in Cincinnati, tested the safety, immunogenecity and protective capacity of the vaccine against a challenge with live virulent cholera. Results of the study demonstrated the ability of AVANT's vaccine candidate, CholeraGarde™, to provide complete protection against the trial's primary endpoint, moderate and severe diarrhea. AVANT plans to conduct a small dose ranging program prior to initiating pivotal Phase III clinical trials with CholeraGarde™ during the second half of 2002.

        Development of a safe, effective cholera vaccine is the first step in establishing AVANT's travelers' vaccine franchise. AVANT has also conducted initial clinical studies of its single dose, oral typhoid vaccine, Ty800, and plans to initiate Phase II clinical studies during 2002 aimed at demonstrating clinical proof-of-principle for this vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. We are moving swiftly with our manufacturing partner, Bio Sidus S.A., to complete the manufacture of cGMP grade clinical material in the first half of 2002 for these vaccines. In addition, we have a shigella vaccine in pre-clinical development. With our acquisition of Megan, AVANT gained access to technologies for developing vaccines against Campylobacter and enterotoxigenic E. coli, two additional causes of serious diarrheal diseases worldwide.

        AVANT is also leveraging the value of its oral vaccine technology into additional markets through key collaborations. In partnership with the International Vaccine Institute ("IVI"), AVANT is working to bring its products to developing countries where they are most needed. With IVI's support, a Phase II trial of AVANT's cholera vaccine will begin in Bangladesh during 2002. AVANT has also partnered with Pfizer Inc ("Pfizer"), who will apply AVANT's vaccine technology to animal health and human food safety markets.

2. Vaccine Vector Technologies

        AVANT's single-dose oral vaccine technology is currently addressed to serious bacterial diseases. However, the attenuated live bacteria used to create these vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. By engineering key disease antigens into the DNA of the vector organisms, AVANT can extend the protective ability of its single-dose oral vaccines to a wide variety of illnesses.

        AVANT's oral vaccine technology combines the advantages of rapid onset of protection with the flexibility to address a variety of different causes of disease. We are exploring further opportunities to use our technology to create potent, single-dose oral vaccines that rapidly protect military personnel and civilians against bacterial and viral agents used in biowarfare or terrorist activities. Thus, our vector technologies may prove useful for improving and expanding America's vaccine arsenal against microbial agents used in war or terrorist attacks.

3. Rotavirus Vaccine

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

        AVANT and Glaxo are currently collaborating on the development and commercialization of our oral rotavirus vaccine. As discussed under "F. Collaborative Agreements", with the successful completion of the Phase II clinical trial and the development by Glaxo of a viable manufacturing process, Glaxo has assumed financial responsibility for all subsequent clinical and development activities and paid us a milestone payment of $500,000. AVANT expects Glaxo to initiate final stage global clinical development of its investigational rotavirus vaccine, Rotarix™, a two-dose oral rotavirus vaccine which has been shown to be helpful in preventing RGE disease in young children for at least two years following administration. Assuming product development and commercialization continues satisfactorily, we may receive additional milestone payments of up to $8.5 million upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of Rotarix™.

4. Other Human Vaccine Programs

        We have conducted pre-clinical research and development in vaccines for genital herpes and anthrax infections. Genital herpes afflicts 50 million Americans, with 500,000 new cases diagnosed each year in the United States. Once a person is infected, the virus remains in the body for life and can be transmitted to other people through sexual activity, even in the absence of active disease. AVANT is developing a live, attenuated virus vaccine against herpes that pre-clinical studies have shown to be immunogenic and protective against herpes virus infections in animals. The company believes its approach to developing a herpes vaccine may additionally offer safety benefits over other live herpes vaccine approaches.

        In October 2000, we were awarded a Phase I Small Business Innovation Research ("SBIR") grant to support the development of our genital herpes vaccine. The grant was awarded by the NIAID of the NIH. The vaccine, d15-29, utilizes a live, replication-defective mutant of the herpes virus to induce immunity. As with other live, attenuated vaccines, these defective herpes viruses are capable of eliciting a strong immune response in inoculated individuals, but are incapable of replicating themselves and spreading within the body. Previous studies by AVANT and Harvard Medical School have shown excellent pre-clinical safety and efficacy results with this vaccine. The SBIR grant is being used to support work in preparation for manufacturing of material to be used in human clinical trials. We are seeking additional government support for these programs and will be allocating only limited internal resources to these programs ourselves so that we may focus on more advanced projects which are currently in clinical development.

5. Animal Health and Food Safety Vaccine Programs

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

        In addition to developing proprietary and patented bacterial gene technologies, Megan has commercialized two veterinary vaccines; Argus™ SC, licensed by the USDA in March 1998 and marketed by Intervet, Inc., and Megan®Vac 1, licensed by the USDA in November 1998 and marketed by Megan.

        Existing Products:    Megan®Vac 1 is a double gene-deleted modified vaccine for use in chickens for protection against multiple species and/or strains of Salmonella bacteria. The vaccine is administered to chicks at the hatchery in a spray cabinet with a field boost generally given at around two weeks. The objective of the vaccine is to eliminate or reduce the overall load of Salmonella spp. in the bird and environment, thus reducing bacteria levels on broiler carcasses in the processing plant. While the reduction of Salmonella spp. in the broiler may provide some direct health benefit to the chicken, the primary purpose of the vaccine is to increase food safety. Megan®Vac 1 is also registered in New Zealand. Registration activities are underway for South Korea, Canada, Israel, Turkey, Egypt and the Dominican Republic.

        Megan®Vac 1 has also been used extensively (off-label) in commercial table-egg pullets. Pullets generally receive three vaccinations during the growing period and are protected throughout the lay period without further vaccination. In the case of table-egg layers, the primary objective is elimination or reduction of Salmonella enteritidis levels in the eggs, bird, and poultry house.

        Products Under Development:    Megan presently has three vaccine programs in development for the poultry market. Megan®Egg, with USDA licensure expected in 2003-2004, is from the same master seed as Megan®Vac 1 with titer, dosage recommendations, and product configuration specifically targeting the layer market.

        AntiPath™ is a Salmonella typhimurium strain containing both chromosomal and plasmid genes derived from avian pathogenic E. coli. AntiPath™ will be labeled for prevention of airsacculitis, perihepatitis, and pericarditis caused by E. coli infection in poultry. Licensure is expected in 2003-2004.

        Megan®Vac Kentucky is in the research stage and is focused on the broiler processing plant, where over 30% of the Salmonella spp. found on broiler carcasses are the Salmonella kentucky strain. While Megan®Vac 1 does reduce some type C salmonellae, efficacy against Salmonella kentucky is inadequate in some cases. With current candidates under development, licensure is expected in 2004-2005.

        Because AVANT's focus is on human health care, we are seeking an established animal health company to take over marketing and distribution of Megan's currently marketed poultry products and to assume control of the late-stage food safety and animal health vaccines under development for the commercial poultry market.

D. Therapeutic Drug Programs

1. Cholesterol Treatment Vaccine

        We are developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP"), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL and LDL. We are developing this vaccine (CETi-1) to stimulate an immune response against CETP which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits which had been administered the CETi-1 vaccine and fed a high-cholesterol, high-fat diet. In these studies, vaccine-treated rabbits exhibited reduced lesions in their blood vessels compared to a control group of untreated rabbits which developed significant blood vessel lesions. These studies have demonstrated, in animal models, the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions.

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

        In June 1999, we initiated a double-blinded placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study was to demonstrate the safety of single administrations of the vaccine at four different dosage strengths. AVANT completed the Phase I clinical trial in late 2000 and results indicated that the vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The only serious adverse reaction reported during the study (allergic reaction to shower gel) was not related to study medication. There were no differences in the safety profiles of placebo groups and active vaccine groups. In addition there was limited evidence of an immune response in one subject treated with the highest dose. In early 2001, AVANT announced results from a double-blinded placebo controlled extension of the earlier completed Phase I trial of the CETi-1 vaccine in healthy adult volunteers receiving a second dose of the vaccine. Results from the extension study showed measurable antibody titers in all dose groups treated with study medication and suggested a dose-response relationship.

        These data were extremely helpful in moving the program forward to a placebo controlled Phase II study, which was initiated in August 2001, in approximately 200 patients with low levels of HDL cholesterol. The objectives of the study are to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters. The primary endpoint is the change in HDL cholesterol measured after the six-month booster and results are expected from the trial during 2003. As clinical data become available, we plan to seek a corporate partner to complete development and to commercialize the CETi-1 vaccine.

2. Complement Inhibitors

        We have been developing a new class of therapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. When complement is activated, it helps to identify and eliminate infectious pathogens and damaged tissue. In some situations, however, excessive complement activation may destroy viable and healthy tissue and tissue which, though damaged, might recover. This excessive response compounds the effects of the initial injury or introduces unwanted tissue destruction in certain clinical situations. Independently published studies have reported that our lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1, effectively inhibits the activation of the complement cascade in animal models. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, and myasthenia gravis. Medical problems that result from excessive complement activation represent multi-billion dollar market opportunities. In the United States, several million people are afflicted with these complement-mediated conditions.

        We started the complement program in 1988. From 1989 through 1994, TP10 was under development in a joint program with Glaxo and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). In 1995, AVANT and Glaxo agreed to a mutual termination by which we regained all rights to the program except for co-marketing rights in Japan, which were returned to us in 1999 by Yamanouchi.

        In 1995, two separate Phase I clinical trials of TP10 were completed in patients at risk for acute respiratory distress syndrome (ARDS) and in patients with first-time myocardial infarctions. In each trial, TP10 demonstrated excellent safety and pharmacokinetic profiles, had a terminal phase half-life of at least 72 hours and was able to inhibit complement activity in a dose-dependent manner. In 1996, we began enrollment in a Phase I/II clinical trial in patients undergoing lung transplantation. Results showed that TP10 therapy appeared safe and well tolerated and demonstrated significant efficacy. Treated patients undergoing cardiopulmonary by-pass as part of the transplantation procedure showed significantly decreased intubation time and time on ventilation and a trend toward reduced time in the intensive care unit.

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

        We elected to independently develop and commercialize TP10 for pediatric and adult cardiac surgery. In 2000, we completed an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. TP10 was well tolerated in the study population. In March 2000, we received orphan drug designation for TP10 in infants undergoing cardiac surgery. In early 2001, AVANT initiated two Phase IIb studies of TP10 in pediatric cardiac surgery utilizing cardiopulmonary bypass. The first study is evaluating babies born with hypoplastic left heart syndrome who often have high morbidity and mortality after heart surgery. The second study is being conducted in a lower risk infant population.

        In November 2000, AVANT initiated a placebo-controlled Phase II trial in adult patients undergoing high-risk cardiac surgery utilizing cardiopulmonary bypass. A total of 564 patients were randomized into the study to receive one of four doses (1, 3, 5 or 10 mg/kg) of TP10, or placebo, as a thirty-minute intravenous infusion and were followed for 28 days post surgery. Recently AVANT announced that the results of this trial showed that TP10 failed to meet the trial's primary endpoint. The results showed that there were no clinically important differences between placebo and any of the four dose groups. TP10 was well tolerated with no apparent differences in the safety profiles of the treatment groups.

        In addition to TP10, AVANT has identified other product candidates to inhibit activation of the complement system. The lead candidate under research evaluation is a form of sCR1 (TP10) that has been modified by the addition of sialyl Lewis × (sLex) carbohydrate side chains yielding sCR1sLex (TP20). sLex is a carbohydrate which mediates binding of neutrophils to selectin proteins. Selectin-mediated binding of neutrophils to activated endothelial cells is a critical event in inflammation. We have confirmed the presence of the desired carbohydrate structures and confirmed the presence of both anti-complement and selectin-binding functions in in vitro experiments. Research results published in the July 1999 issue of Science showed that the TP20 molecule, which simultaneously blocks complement activation and cell-mediated inflammatory events, can significantly limit damage to cerebral tissue in a mouse model of ischemic stroke. TP20 may be effective in complement- and selectin-dependent indications such as stroke and myocardial infarction. We believe that TP20 has the ability to target the complement-inhibiting activity of sCR1 to the site of inflammation and, at the same time, inhibit the leukocyte/endothelial cell adhesion process.

        Based on the outcomes of the TP10 trial in adult cardiovascular surgery, AVANT is presently in the process of closing out the two Phase IIb studies of TP10 in pediatric cardiac surgery utilizing cardiopulmonary bypass. AVANT is further evaluating the future of its complement inhibitor program but no longer plans to advance clinical development on its own or to invest a significant amount of its own resources into the development of this program going forward. Instead, we plan to seek partnering arrangements to capture the value inherent in this potential new class of drugs and in the extensive intellectual property portfolio that AVANT has established.

E. Immunotherapeutic Delivery Systems

        AVANT is developing a proprietary immunotherapeutic delivery system for the prevention and/or treatment of infectious diseases and some forms of cancers. During 1997, we received an exclusive worldwide license to Therapore™ from Harvard College. In 1998, we received a non-exclusive license from the NIH to further secure our Therapore™ technology rights. We believe that Therapore™ will be the core of a novel technology for the development of immunotherapeutics. We have been conducting pre-clinical research to evaluate this system for the treatment of persistent viral infections, such as Hepatitis B, Hepatitis C, HIV and some forms of cancer.

        Therapore™ is composed of two bacterial proteins derived from Bacillus anthracis that in in vivo tests have delivered peptides to induce potent cell-mediated immune responses. These responses include the generation of long-lived cytotoxic T-lymphocytes (CTL) and alterations in the amounts of cellular cytokines produced, which may lead to the effective treatment of persistent viral infections and the resolution of some forms of cancer. Potential products utilizing Therapore™ technology could include peptides or proteins from viruses such as Hepatitis B, Hepatitis C and HIV, all of which cause persistent infections, and from a range of cancers, including breast, ovarian, melanoma and prostate. Each of these indications represents a large market with a need for safe and effective treatments.

        Early stage pre-clinical research studies indicate that Therapore™ may be distinguished from other delivery systems. We believe that the therapeutic and preventative potential of Therapore™ is significant for the following two reasons: (i) the targeting of Therapore™ is highly efficient, such that in in vivo tests potent cell-mediated immune responses have been induced by the delivery of minute quantities of Therapore™ constructs; and (ii) Therapore™ has the potential to deliver large peptides and proteins for processing by normal cellular mechanisms, which may permit broad immune coverage in humans. As a result of these characteristics, we believe that Therapore™-delivered antigens will be capable of producing an enhanced cell-mediated response more efficiently and safely than other products currently under development by our competitors.

        We plan to employ Therapore™ to develop novel immunotherapeutics for the treatment of chronic viral infections and cancers. We have entered into a collaborative agreement for WRAIR to fund and perform the first human clinical trial of a Therapore™-based product, a vaccine candidate under development by the U.S. Army against the HIV. This clinical trial of Therapore™-HIV is expected to begin next year. As clinical data becomes available, AVANT may seek a corporate partner to develop and to commercialize Therapore™. We have currently suspended substantially all in-house development efforts on Therapore™ to focus on more advanced programs.

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

        GlaxoSmithKline:    During 1997, we entered into an agreement with Glaxo to collaborate on the development and commercialization of our oral rotavirus vaccine. Under the terms of the agreement, Glaxo received an exclusive worldwide license to commercialize our rotavirus vaccine. We were responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine, which was completed in August 1998. Subject to the development by Glaxo of a viable manufacturing process, Glaxo must assume responsibility for all subsequent clinical trials and all other development activities. Glaxo made an initial license payment in 1997 upon execution of the agreement. In June 1999, the Company received a milestone payment of $500,000 from Glaxo for successfully completing the Phase II clinical efficacy study and establishing a commercially viable process to manufacture the vaccine. Assuming product development and commercialization continues satisfactorily, we may receive additional milestone payments of up to $8.5 million upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of the rotavirus vaccine.

        Pfizer:    In connection with our acquisition of Megan in 2000, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Upon execution of the agreement, Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment. Under the agreement, we may receive additional milestone payments based upon attainment of specified milestones. We will also receive research and development funding for up to two years as well as royalty payments on eventual product sales.

        DynPort:    In October 2001, AVANT granted a license to DynPort Vaccine Company LLC ("DynPort") for exclusive rights to use certain components of AVANT's vaccine technology. Financial terms of the agreement with DynPort include license fees, milestone payments and royalties. DynPort, a private company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents. DynPort has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious diseases and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.

        Aventis:    In 1994 and 1995, we entered into two licensing agreements with Aventis relating to Adjumer®-and Micromer®-formulated vaccines, respectively, for the prevention of a variety of infectious diseases. Aventis made a $3.0 million equity investment in AVANT in 1994 upon the execution of the agreement relating to Adjumer®. In addition, in connection with this collaboration, in 1996 Aventis made milestone payments of $4.5 million and an additional equity investment of $1.0 million in AVANT. During 1998, Aventis made a further milestone payment to us upon initiation of a Phase I trial using an Adjumer®-formulated vaccine for respiratory syncytial virus ("RSV").

        Parallel:    During October 2001, AVANT contributed its polyphosphazene polymer adjuvant business (the "PCPP business"), including Adjumer® and Micromer®, into a newly formed, privately held company, Parallel Solutions, Inc. ("Parallel"), in exchange for a non-controlling minority ownership position in Parallel. In connection with this transaction, AVANT has assigned all of its rights and obligations under the Aventis license agreements to Parallel.

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

        We have had no commercial revenues to date from sales of our human therapeutic or vaccine products and cannot predict when we will. We have accumulated net operating losses since inception of approximately $178.1 million, as of December 31, 2001. We expect to spend substantial funds to continue research and product testing of the following products we have in the pre-clinical and clinical testing stages of development:

Product	Use	Stage
CholeraGarde™ vaccine	Cholera	Clinical phase IIb
Ty800 vaccine	Typhoid fever	Clinical phase I/II
Shigella vaccine	Dysentery	Pre-clinical
ETEC vaccine	Enterotoxigenic E. coli infection	Pre-clinical
Campylobacter vaccine	Campylobacter infection	Pre-clinical
Rotarix™ vaccine	Rotavirus	Clinical phase II
CETi-1 vaccine	Atherosclerosis	Clinical phase II
d15-29	Herpes simplex virus 2	Pre-clinical
Therapore™	HIV	Pre-clinical
Therapore™	Hepatitis	Pre-clinical

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

        In December 2000, we issued 1,841,236 shares of our common stock at $9.54 per share in connection with our acquisition of Megan Health Inc. and 285,877 shares of our common stock at $10.50 per share in a separate private placement with Pfizer Inc. These transactions were the latest of several private placements of our common stock. Those shares plus among others, 3,057,900 shares we sold in an October 2001 direct equity placement at $4.58 per share, 4,650,953 shares we sold in a July 2000 private placement at $7.85 per share, 5,459,375 shares we sold in a September 1999 private placement at $1.92 per share, and 3,235,284 shares that employees may purchase under stock options at prices ranging from $0.30 to $14.69 per share, can be resold in the public securities markets without restriction. These shares in total account for approximately 27.1% of our total common stock outstanding as of December 31, 2001. If large numbers of shares are sold over a short period of time, the price of our stock may decline rapidly or fluctuate widely.

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

        In all cases we must show that a pharmaceutical product is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our lead products with companies, including Novartis, Glaxo, Pfizer, and DynPort which intend to commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. The key risk we face is that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of pre-clinical and clinical testing.

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

        As our portfolio of potential products moves from pre-clinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients with the appropriate characteristics. At times we have experienced difficulty enrolling patients and we may experience more difficulty as the scale of our clinical testing program increases. The factors that affect our ability to enroll patients are largely uncontrollable and include principally the following:

  •
  the nature of the clinical test

  •
  the size of the patient population

  •
  the distance between patients and clinical test sites

  •
  the eligibility criteria for the trial

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

        We depend on third party suppliers and manufacturers, including Walter Reed Army Institute of Research, Lonza Biologics plc, Bioconcept, Inc., Multiple Peptide Systems, Bio Sidus, S.A. and Maine Biological Laboratories, to provide us with suitable quantities of materials necessary for clinical tests. If these materials are not available in suitable quantities of appropriate quality, in a timely manner, and at a feasible cost, our clinical tests will face delays.

We rely on third parties to plan, conduct and monitor our clinical tests, and their failure to perform as required would interfere with our product development.

        We rely on third parties, including Duke University Medical Center, The Cleveland Clinic, The Chicago Center for Clinical Research, Pharmaceutical Research Associates, Inc., PPD Development, LLC, Protocare, Inc., the NIH and Glaxo to conduct our clinical tests. If any one of those third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

We depend greatly on third party collaborators to license, develop and commercialize some of our products, and they may not meet our expectations.

        We have agreements with other companies, including Novartis, Glaxo, Pfizer, and DynPort, for the licensing, development and ultimate commercialization of some of our products. Some of those agreements give substantial responsibility over the products to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our products as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

We may face delays, difficulties or unanticipated costs in establishing sales, distribution and manufacturing capabilities for our commercially ready products.

        We have chosen to retain, rather than license, all rights to some of our lead products, such as our portfolio of travelers' vaccines. If we proceed with this strategy, we will have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

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

A decrease in demand for Megan®Vac 1 and other future products could adversely affect our revenues.

        Both demand and ultimately the profitability of Megan®Vac 1, our only current product available for commercial sales, and future products, are key to our success. The following are potential factors that may negatively affect the demand for Megan®Vac 1:

  •
  Our competitors may develop, manufacture and market products that are more effective or less expensive than ours;

  •
  Megan®Vac 1 could be replaced by a novel product and may disappear due to obsolescence;

  •
  Users may not accept such a recently approved product without years of proven history;

  •
  Our competitors in the food safety market have greater financial and management resources than we do, and significantly more experience in bringing products to market; and

  •
  We have no manufacturing or distribution facilities for Megan®Vac 1. Instead, we contract with Maine Biological Laboratories ("MBL"), a subsidiary of Lohmann Animal Health International, to manufacture Megan®Vac 1 for us.

        Any one of these factors could reduce demand for Megan®Vac 1 to a level which may lead to our discontinuation of the product.

        We employ two full time sales and customer support people to sell Megan®Vac 1. The costs associated with the employment of these two people, as well as the costs associated with our marketing and distribution of the product could become prohibitively expensive. Should we be unable to realize acceptable profits from sales of Megan®Vac 1, we may choose to scale back our commercialization efforts.

        Because AVANT's focus is on human health care, we are seeking an established animal health company to take over marketing and distribution of Megan®Vac 1 and to assume control of the late-stage food safety and animal health vaccines under development for the commercial poultry market. If we are unable to find a marketing and distribution partner, or the partner is unable to continue to distribute Megan®Vac 1 in an effective manner, or if we are unable to maintain sufficient personnel with the appropriate levels of experience to manage this function, we may be unable to meet the demand for our products and we may lose potential revenues.

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

        Moreover, we have not historically managed multiple late stage clinical trials simultaneously. During 2002 we expect to have in progress four Phase II clinical trials and two Phase III clinical trials. Attracting individuals qualified to administer these and planned future late stage clinical trials is often difficult due to the complexity of the protocols and the size of the studies. We may be unable to find qualified individuals, which could delay our trials or result in increased costs. We may be unable to complete multiple late stage clinical trials concurrently as effectively or as quickly as we currently anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad, including Merck, Pfizer, Japan Tobacco, Esperion, Acambis, Powderject, Berna Biotech, ID Biomedical and Rhein Biotech. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

  •
  develop technologies and products that are more effective than ours, making ours obsolete or otherwise noncompetitive;

  •
  obtain regulatory approval for products more rapidly or effectively than us; and

  •
  obtain patent protection or other intellectual property rights that would block our ability to develop competitive products.

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

H. Competition

        Competition in the biotechnology and vaccine industries is intense. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. Most of our competitors have substantially greater resources, more extensive experience in conducting pre-clinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of AVANT. There can be no assurance that our competitors will not develop technologies and products that are safer or more effective than any which are being developed by us or which would render our technology and products obsolete and noncompetitive. In addition, our competitors may succeed in obtaining FDA approval for products more rapidly than we do. There can be no assurance that the vaccines and immunotherapeutic products under development by us and our collaborators will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will obtain regulatory approval in the United States or elsewhere. We believe that the principal competitive factors in the vaccine and immunotherapeutic market are product quality, measured by efficacy and safety, ease of administration and price.

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

        To date, we have been arranging with contract manufacturers for the manufacture of clinical trial supplies of TP10, CETi-1 and our rotavirus vaccine candidate. We have also contracted for the manufacture of PCPP in quantities sufficient for pre-clinical and clinical studies. Future manufacture of our rotavirus vaccine is the responsibility of Glaxo, which has received from us a world-wide exclusive license to commercialize this vaccine.

        We have contracted with Lonza Bologics plc for the scale-up and manufacture of TP10 clinical trial material. The CETi-1 vaccine is manufactured under contracts with Multiple Peptide Services and Bioconcepts, Inc. WRAIR has manufactured Cholera Peru-15 and Bengal-15 vaccines under a collaborative agreement with us. We have entered into supply agreements with Bio Sidus, S.A. for the manufacture of cGMP grade quantities of CholeraGarde™ cholera vaccine and Ty800 typhoid fever vaccine for clinical trials. We have also entered into a collaborative arrangement with WRAIR for the manufacture of a Therapore™-HIV product.

        The manufacturing processes for our other vaccine and immunotherapeutic delivery systems and vaccines utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

        Use of third party manufacturers limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise. If third party manufacturers fail to meet our manufacturing needs in an acceptable manner, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternative third party manufacturers.

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

        In the area of complement molecules, we are co-owner with The Johns Hopkins University and Brigham & Women's Hospital, whose rights AVANT has exclusively licensed, of patents and applications covering inventions relating to complement receptor type 1 (CR1). These rights are based in part on the work of Dr. Douglas Fearon and include U.S. and foreign patents which claim nucleic acid sequences encoding CR1, sCR1 and active fragments; purification methods; and therapeutic uses of sCR1. We also own or have rights to a number of other issued patents and patent applications relating to sCR1, sCR1sLex and other complement inhibitor molecules and their uses.

        In October 2001, we entered into a transfer and sale agreement with Parallel Solutions, Inc. ("Parallel") in which we conveyed to Parallel our issued U.S. patents and corresponding foreign applications directed to the manufacture and use of polyphosphazene adjuvants and the use of polyphosphazenes in vaccine delivery technology.

        We have an exclusive license to a United States patent application, and corresponding foreign applications, directed to a vector construct that is used in our VibrioVec™ vaccine delivery system and an exclusive license to an issued U.S. patent directed to a rotavirus strain antigen, which forms the basis of our rotavirus vaccine. We also have a license to U.S. patents, and foreign patent applications, directed to a defective HSV2 virus for use in our vaccine directed against genital herpes. We also have an exclusive license to U.S. patent applications, and a non-exclusive license to U.S. and foreign patents and applications directed to technology that may be useful for our Therapore™ system. We have two issued patents in foreign countries and additional pending patent applications in the U.S. and selected foreign countries relating to control of CETP activity through vaccination. We have filed a patent application on the use of a recombinantly produced single protein of B. anthracis to provide an effective anthrax vaccine.

        In December 2000, we acquired Megan and by this acquisition obtained exclusive rights to vaccine technology patents and applications based on the work of Dr. Roy Curtiss III. These patent rights complement and expand the patent rights of AVANT in this technological area. In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines.

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

        We use a mutated Vibrio cholerae in our VibrioVec™ vaccine delivery system. We are aware of an issued U.S. patent which claims a culture of mutated Vibrio cholerae. We believe that only one claim (the "Claim") of the patent may be pertinent to our VibrioVec™ system. The remaining claims of the patent cover other cultures, which we believe are not pertinent to VibrioVec™. We have received an opinion of counsel from Fish & Richardson, P.C. that, based on the analysis set forth in their opinion and the facts known to them, the Claim is invalid. It should be noted that a party challenging the validity of a patent has the burden of proving invalidity and that the outcome of any litigation cannot be predicted with certainty. Accordingly, there can be no assurance that, if litigated, a court would conclude that the Claim is invalid.

        In addition to the patent referred to in the previous paragraph, there may be other patent applications and issued patents belonging to competitors that may require us to alter our vaccine candidates and vaccine and immunotherapeutic delivery systems, pay licensing fees or cease some of our activities. If our product candidates conflict with patents that have been or may be granted to competitors, universities or others, the patent owners could bring legal action against us claiming damages and seeking to enjoin manufacturing and marketing of the patented products. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such third party patent would be made available on acceptable terms or at all. We believe that there may be significant litigation in the biotechnology and vaccine industries regarding patent and other intellectual property rights. If we become involved in that litigation, we could consume substantial resources.

        Licenses:    We have entered into several significant license agreements relating to technology that is being developed by AVANT and/or its collaborators, including licenses from the following: Harvard College relating to proprietary technology involving genetically altered Vibrio cholera and Salmonella strains; Cincinnati Children's Hospital involving proprietary rights and technologies relating to an attenuated rotavirus strain for a rotavirus vaccine; Harvard College and the Dana Farber Cancer Institute relating to a genetically-altered HSV2 virus for use in a genital herpes virus vaccine; and Harvard College and the NIH for the proprietary technology related to Therapore™, a novel immunotherapy delivery system to be developed for delivery of products for the treatment of persistent viral infections and some forms of cancer. In general, these institutions (except the NIH) have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license.

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

N. Employees; Scientific Consultants

        As of March 1, 2002, we employed 71 full time persons, 14 of whom have doctoral degrees. Of these employees, 57 were engaged in or directly support research and development activities.

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

Item 2. PROPERTIES

        We lease approximately 54,300 square feet of laboratory and office space in Needham, Massachusetts, of which we sublease approximately 14,000 square feet of excess laboratory and office space to a tenant. The lease has an initial six-year term which expires in April 2002. In August 2001, we extended our lease through April 30, 2007. Under the extended lease agreement, we are obligated to pay an escalating base annual rent ranging from $1,466,600 to $1,561,600 during the extension term. Aggregate net base rental payments for the years ended December 31, 2001 and 2000 for this facility were $1,051,900 and $1,019,700, respectively. The sublease relating to the 14,000 square feet of excess space expires in April 2002. Under the sublease agreement we receive base annual sub-rental income of $308,300. We are currently marketing the space for a new sublessee.

        We also lease approximately 17,800 square feet of laboratory and office space in Cambridge, Massachusetts. The lease had a five-year term and expired on November 30, 2001. Under the lease agreement, we were obligated to pay a base annual rent of $293,700. Effective February 1, 1999, we sublet the entire Cambridge, Massachusetts facility through the end of the lease term. Under the sublease agreement, we received base annual sub-rental income of $431,700 of which approximately $41,400 will be payable to the landlord as additional rent.

        Our wholly owned subsidiary, Megan Health, Inc., leases approximately 11,000 square feet of laboratory and office space in St. Louis, Missouri. Under the lease agreement, we are obligated to pay a base annual rent of $244,000 until the lease expires on August 31, 2002. In November 2000, our building was sold to a new landlord who subsequently notified us that our lease was being terminated without cause as provided in the lease. As required by the lease, we were given 270 days written notice that its lease would now terminate as of August 31, 2001. Subsequently, we reduced our leased space to 7,400 sq. ft. and extended the lease with the new landlord through February 28, 2002. In March 2002, we entered into a new two-year lease with another landlord for approximately 12,400 square feet in the St. Louis area. Under the lease agreement, we are obligated to pay annual rent of $322,900 until the lease expires on March 31, 2004.

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

Fiscal Period	High	Low
Year Ended December 31, 2000
1Q (Jan. 1–March 31, 2000)	$16.75	$2.06
2Q (April 1–June 30, 2000)	11.06	4.66
3Q (July 1–Sept. 30, 2000)	12.00	6.50
4Q (Oct. 1–Dec. 31, 2000)	11.00	6.00
Year Ended December 31, 2001
1Q (Jan. 1–March 31, 2001)	$8.50	$3.28
2Q (April 1–June 30, 2001)	6.54	3.38
3Q (July 1–Sept. 30, 2001)	6.35	2.37
4Q (Oct. 1–Dec. 31, 2001)	6.93	2.25

        As of March 1, 2002, there were approximately 668 shareholders of our common stock. The price of the common stock was $1.29 as of the close of the market on March 1, 2002. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon our operating and future earnings, our capital requirements and general business conditions.

        On October 17, 2001, we completed a direct equity placement of approximately 3,057,900 shares of common stock to institutional investors at an average price of $4.58 per share which generated net proceeds totaling approximately $13,575,200 after deducting all associated expenses of approximately $424,800. Proceeds from the direct equity placement will be used to support clinical development of our travelers' vaccine portfolio, the manufacture of commercial grade CholeraGarde™ for planned Phase III trials and other company activities.

        In December 2000, we issued 1,841,236 shares of our common stock at $9.54 per share in connection with our acquisition of Megan Health, Inc. and 285,877 shares of our common stock at $10.50 per share in a separate private placement with Pfizer Inc.

        On July 17, 2000, we closed a private placement of approximately 4.7 million shares of common stock at $7.85 per share which generated net proceeds totaling approximately $34,481,000 after deducting all associated expenses of approximately $2,019,000. PaineWebber, Inc. was the placement agent for the offering, which included several European and U.S. institutional investors. The transaction was not registered under the Securities Act of 1933, as amended, in reliance on an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, which was available because, among other things, there were fewer than thirty five purchasers of common stock and more than six months had elapsed from the date of any previous offerings. Proceeds from the private placement will be used to support clinical development of our lead complement inhibitor, TP10, in infants and adults undergoing cardiac surgery on cardiopulmonary bypass, the manufacture of commercial grade TP10 for the planned pivotal Phase III in pediatric cardiac surgery and other company activities.

        On September 22, 1999, we closed a private placement of approximately 5.5 million shares of common stock at $1.92 per share which generated net proceeds totaling approximately $9,838,800 after deducting all associated expenses of approximately $661,200. Nomura was the placement agent for the offering, which included several European and U.S. institutional investors. The transaction was not registered under the Securities Act of 1933, as amended, in reliance on an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, which was available because, among other things, there were fewer than thirty five purchasers of common stock and more than six months had elapsed from the date of any previous offerings. Proceeds from the private placement will be used to support clinical development of our lead complement inhibitor, TP10, in infants undergoing cardiac surgery on cardiopulmonary bypass and other company activities.

        AVANT does not intend to pay dividends on its common stock for the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements of AVANT. The results of operations for 2001, 2000, 1999 and 1998 include the operating results of Virus Research Institute, Inc. ("VRI") from August 21, 1998, the date on which AVANT acquired VRI, through the present. The results of operations for 2001 and 2000 also include the operating results of Megan Health, Inc. ("Megan") from December 1, 2000, the date on which AVANT acquired Megan, through the present (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). All amounts are in thousands except per share data.

	Year Ended December 31,
Consolidated Statements of Operations Data
	2001	2000	1999	1998	1997
REVENUE:
Product Sales, Product Development and Licensing Revenue	$3,346	$763	$1,484	$2,150	$1,192
OPERATING EXPENSE:
Research and Development	21,5817	10,774	7,872	5,703	5,257
Charge for Purchased In-Process
Research & Development	—	9,012	—	44,630	—
Legal Settlement	—	(500)	—	(166)	6,109
Other Operating Expense	6,326	5,430	5,556	4,377	3,494

Total Operating Expense	27,907	24,716	13,428	54,544	14,860

Investment Income, Net	1,808	1,978	635	594	560

Net Loss	$(22,753)	$(21,975)	$(11,309)	$(51,800)	$(13,108)

Basic and Diluted Net Loss Per Common Share	$(0.39)	$(0.42)	$(0.26)	$(1.56)	$(0.52)

Weighted Average Common Shares Outstanding	57,982	52,438	44,076	33,177	25,140

	December 31,
Consolidated Balance Sheet Data
	2001	2000	1999	1998	1997
Working Capital	$37,821	$46,409	$12,289	$12,298	$4,629
Total Assets	53,485	63,563	19,883	22,650	9,827
Other Long Term Obligations	2,693	4,233	269	563	750
Accumulated Deficit	(178,073)	(155,320)	(133,345)	(122,036)	(70,237)
Total Stockholders' Equity	45,269	53,932	17,413	18,770	6,316

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

        We do not utilize derivative financial instruments. See Notes 1 and 2 to the Consolidated Financials Statements for a description of our use of other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2001 due to the short-term maturities of these instruments.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        AVANT's principle activity since our inception has been research and product development conducted on our own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators. We were incorporated in the State of Delaware in December 1983.

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition for agreements entered into with various collaborators.

        AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and AVANT has no further performance obligations under the license agreement. When we have performance obligations under the terms of a contact, non-refundable fees are recognized as revenue as we complete our obligations. Where AVANT's level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract. Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and, the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as AVANT completes its performance obligations. Option fees are recognized over the related option period. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize AVANT's licensed technologies and would be recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in our estimates or assumptions could impact our revenue recognition. Revenues from product sales are recorded when the product is shipped providing no significant post-delivery obligations remain and collection of the related receivable is reasonably assured.

        Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any in the near future.

Overview

        We are engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. Our products derive from a broad set of complementary technologies with the ability to regulate T and B cell activity and enable the creation and delivery of preventative and therapeutic vaccines. We are using these technologies to develop vaccines and immunotherapeutics that prevent or treat disease caused by infectious organisms, and drugs and treatment vaccines that modify undesirable activity by the body's own proteins or cells.

Acquisitions

        Megan Health, Inc.:    On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. ("Megan"), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. We issued approximately 1,841,200 shares of AVANT's common stock in exchange for all of the outstanding capital stock of Megan, on the basis of 0.7635 shares of AVANT common stock for each share of Megan preferred stock and 0.0811 shares of AVANT common stock for each share of Megan common stock. We also assumed all of the outstanding options to purchase common stock of Megan under Megan's stock option plan. The purchase price of $17,332,000 consisted of (i) the issuance of 1,841,200 shares of AVANT common stock valued at $15,803,400, (ii) cash distributed to certain Megan shareholders in lieu of AVANT common stock totaling $236,700, (iii) the issuance of fully vested options to purchase AVANT common stock valued at $304,500 and (iv) severance and transaction costs totaling $1,052,500. As of the date of the acquisition of Megan, AVANT had identified all significant actions to be taken to terminate certain Megan employees. Severance costs totaling approximately $164,200, were recognized upon consummation of the merger and are included in the $1,052,500 referenced above.

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

        As of the date of the acquisition, Megan was engaged in three significant research and development projects. See our discussion of these projects in the section entitled "Animal Health and Food Safety Vaccine Programs" on page 7. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.

        Substantial additional research and development will be required prior to reaching technological feasibility on any of these products. As of December 31, 2001, technological feasibility had not yet been reached on any of the major projects acquired, and no significant departures from the assumptions included in the valuation analysis had occurred. In addition, each product needs to successfully complete a series of clinical trials and to receive USDA or other regulatory approval prior to commercialization. We are also dependent upon the activities of our collaborators in developing and marketing our products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance AVANT and our collaborators will be able to develop and commercialize these products before our competitors. If these products are not successfully developed and do not become commercially viable, our financial condition and results of operations could be materially adversely affected.

        Virus Research Institute, Inc.:    On August 21, 1998, AVANT acquired VRI, a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. We issued 14,036,400 shares of AVANT's common stock and warrants to purchase 1,811,200 shares of AVANT's common stock in exchange for all of the outstanding common stock of VRI, on the basis of 1.55 shares of our common stock and .20 of an AVANT warrant for each share of VRI common stock. The acquisition has been accounted for as a purchase. Consequently, the purchase price was allocated to the acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The excess of the purchase price over the tangible assets acquired was assigned to collaborative relationships, work force and goodwill and is being amortized on a straight-line basis over 12 to 60 months. An allocation of $44,630,000 was made to IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. The amount was charged as an expense in our financial statements during the third quarter of 1998.

        As of the date of the acquisition, VRI was engaged in six significant research and development projects. As of December 31, 2001, technological feasibility had not yet been reached on any of the major projects acquired. Substantial additional research and development will be required prior to reaching technological feasibility on any of these projects. In addition, each project will need to successfully complete a series of clinical trials and will need to receive FDA approval prior to commercialization. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that AVANT and our collaborators will be able to develop and commercialize these products before our competitors. If these products are not successfully developed and do not become commercially viable, our financial condition and results of operations could be materially adversely affected.

        The acquisitions of Megan and VRI represent the only purchases of historical IPR&D by AVANT to date. As of December 31, 2001, we have no immediate plans to acquire additional IPR&D, although we expect to raise additional capital, as required, through licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement or public offering.

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

        We elected to independently develop and commercialize TP10 for pediatric and adult cardiac surgery. In 2000, we completed an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects. The trial evaluated the ability of TP10 to mitigate the injury to the heart and other organs that occurs when patients are placed on cardiopulmonary bypass circuits. TP10 was well tolerated in the study population. In early 2001, AVANT initiated two Phase IIb studies of TP10 in pediatric cardiac surgery utilizing cardiopulmonary bypass. The first study is evaluating babies born with hypoplastic left heart syndrome who often have high morbidity and mortality after heart surgery. The second study is being conducted in a lower risk infant population.

        In November 2000, AVANT initiated a placebo-controlled Phase II trial in adult patients undergoing high-risk cardiac surgery utilizing cardiopulmonary bypass. A total of 564 patients were randomized into the study to receive one of four doses (1, 3, 5 or 10 mg/kg) of TP10, or placebo, as a thirty-minute intravenous infusion and were followed for 28 days post surgery. Recently AVANT announced that the results of the trial showed that TP10 failed to meet the trial's primary endpoint. The results showed that there were no clinically important differences between placebo and any of the four dose groups. TP10 was well tolerated with no apparent differences in the safety profiles of the treatment groups.

        Based on the outcomes of the adult TP10 trial, AVANT is presently in the process of closing out the two Phase IIb studies of TP10 in pediatric cardiac surgery utilizing cardiopulmonary bypass. AVANT is further evaluating the future of its complement inhibitor program but no longer plans to advance clinical development on its own or to invest a significant amount of its own resources into the development of this program going forward. Instead, we plan to seek partnering arrangements to capture the value inherent in this program and its strong intellectual property.

        Travelers' Vaccines:    AVANT has assembled a technology portfolio for the development of single-dose, oral vaccines aimed at providing rapid protection from five of the most important causes of severe diarrhea diseases. We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early clinical trials. In May 2001, AVANT announced results of a Phase IIb clinical trial performed and funded by the Walter Reed Army Institute of Research ("WRAIR") and the National Institute of Health ("NIH") in vaccinated individuals challenged with live, virulent cholera. Results of this study demonstrated the ability of AVANT's vaccine candidate, CholeraGarde™, to provide complete protection against the primary endpoint, moderate and severe diarrhea. AVANT plans to conduct a small dose ranging program prior to initiating pivotal Phase III clinical trials with CholeraGarde™ during the second half of 2002.

        Development of a safe, effective cholera vaccine is the first step in establishing AVANT's travelers' vaccine franchise. AVANT has conducted initial clinical studies of its single dose, oral typhoid vaccine and has a shigella vaccine in pre-clinical development. During 2002, we plan to initiate Phase II clinical studies aimed at demonstrating clinical proof-of-principle for the second product in our vaccine portfolio, Ty800. AVANT has designed the Ty800 vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. With the acquisition of Megan, AVANT gained access to technologies for developing vaccines against Campylobacter and enterotoxigenic E. coli, two additional causes of serious diarrheal diseases worldwide.

        AVANT's single dose, oral vaccine technology is currently addressed to serious bacterial diseases. However, the attenuated live bacteria used to create these vaccines also can serve as vectors for the development of vaccines against other bacterial and viral diseases. We are exploring further opportunities to use this technology to create potent, single-dose oral vaccines that rapidly protect military personnel and civilians against bacterial and viral agents used in biowarfare or terrorist activities.

        Cholesterol Treatment Vaccine:    We are developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP"), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL. We are developing this vaccine (CETi-1) to stimulate an immune response against CETP, which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits, which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions. In September 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study was to demonstrate the safety of single administrations of the vaccine at four different dosage strengths and results were announced in January 2001.

        The vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The only serious adverse reaction reported during the study (allergic reaction to shower gel) was not related to study medication. There were no differences in the safety profiles of placebo groups and active vaccine groups. In addition, there was limited evidence of an immune response in one subject treated with the highest dose. Subsequently, AVANT announced results from a double-blinded placebo controlled extension of the earlier completed CETi-1 Phase I trial in the same healthy adult volunteers receiving a second dose of the vaccine. CETi-1 is being developed for the management of patients with low levels of HDL cholesterol. Results from the extension study showed measurable antibody titers in all dose groups treated with study medication, suggesting a dose-response relationship.

        These data were extremely helpful in moving the program forward to a placebo controlled Phase II study, which was initiated in August 2001, in approximately 200 patients with low levels of HDL cholesterol. The objectives of the study are to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters. The primary endpoint is the change in HDL cholesterol measured after the six-month booster. Results are expected from the trial during 2003. As clinical data become available, we plan to seek a corporate partner to complete development and to commercialize the CETi-1 vaccine.

        Rotavirus Vaccine:    Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, we licensed our oral rotavirus vaccine to Glaxo. In 1999, after our Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. Glaxo has initiated Phase I/II bridging studies in Europe using its newly manufactured rotavirus vaccine, called Rotarix™. Glaxo is now planning to initiate final stage global clinical development of the vaccine. Assuming product development and commercialization continues satisfactorily, we may receive additional milestone payments of up to $8.5 million upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of Rotarix™.

Technology Licensing

        AVANT has adopted a business strategy of out-licensing technology that does not match its development focus or where it lacks sufficient resources for the technology's efficient development. For example, when AVANT acquired Megan it also signed an agreement with Pfizer Inc to leverage the value of Megan's oral vaccine technology in a significant market opportunity (animal health and food safety) outside of AVANT's own focus on human health care.

        DynPort License:    In October 2001, AVANT granted a license to DynPort Vaccine Company LLC ("DynPort") for exclusive rights to use certain components of AVANT's vaccine technology. Financial terms of the agreement with DynPort include license fees, milestone payments and royalties. DynPort, a private company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents. DynPort has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious diseases and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program. We see this licensing opportunity as an excellent way to further leverage our vaccine technology.

        Formation of Parallel Solutions:    During October 2001, AVANT contributed its polyphosphazene polymer adjuvant business (the "PCPP business"), including Adjumer® and Micromer®, into a newly formed, privately held company, Parallel Solutions, Inc. ("Parallel"), in exchange for a non-controlling minority ownership position in Parallel. AVANT believes that Parallel's plans to expand the PCPP business beyond vaccine adjuvants, and indeed beyond human therapeutics, offer greater opportunities to create value. This transaction allows AVANT to further leverage this technology with the potential for significant upside benefits as a shareholder of Parallel, while divesting its obligations for manufacturing PCPP and the burden of funding the PCPP business. In connection with this transaction, AVANT has assigned all of its rights and obligations under the Aventis license agreements to Parallel. AVANT has no future funding commitments or other obligations to Parallel and has neither a role in the management of Parallel nor representation on the Parallel board of directors.

Results of Operations

Fiscal Year Ended December 31, 2001 compared with Fiscal Year ended December 31, 2000

        AVANT reported a net loss of $22,753,000, or $0.39 per share, for the year ended December 31, 2001, compared to a net loss of $21,975,000, or $0.42 per share, for the year ended December 31, 2000. The net loss for the year ended December 31, 2000 includes a charge of $9,012,300 for purchased in-process research and development related to the acquisition of Megan in December 2000. Excluding the charge for purchased in-process research and development in 2000, the net loss for 2001 increased $9,790,300, or 75.5%, to $22,753,000, or $0.39 per share, compared to a net loss of $12,962,700, or $0.25 per share, for 2000. The weighted average common shares outstanding used to calculate the net loss per common share was 57,981,800 in 2001 and 52,438,100 in 2000.

Revenue

        Total revenue increased $2,582,700, or 338%, to $3,345,900 in 2001 from $763,200 in 2000.

        Product development and licensing revenue increased $2,270,000, or 311%, to $2,999,800 in 2001 from $729,800 in 2000. In 2001, product development and licensing revenue consisted primarily of $1,601,300 in the amortization of nonrefundable license fees from Novartis and Pfizer, Pfizer's funding of research and development at Megan, annual license and milestone payments of $212,500 from DynPort and $480,000 received in connection with our SBIR and STTR grants. In 2000, we recognized $729,800 in the amortization of nonrefundable license fees from Novartis and Pfizer in product development and licensing revenue.

        Product sales increased $312,700 to $346,100 in 2001 from $33,400 in 2000 and were derived from sales of our Megan®Vac 1 product, a vaccine for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan on December 1, 2000. The increase in product sales is due to the fact that in 2000 only one month of Megan®Vac 1 product sales were recorded.

Operating Expense

        Total operating expense for 2001 was $27,907,300 compared to $24,716,300 for 2000. Operating expense for 2000 included a charge of $9,012,300 for purchased in-process research and development in connection with the acquisition of Megan in December 2000. Excluding the purchased in-process research and development charge in 2000, operating expense increased $12,203,300, or 77.7%, to $27,907,300 for 2001 compared to $15,704,000 for 2000. The increase in total operating expense for 2001 compared to 2000 is primarily due to increased clinical trials costs and clinical materials costs incurred in connection with AVANT's TP10 and CETi-1 clinical programs. Also contributing to this increase was the addition of the operating costs of Megan in the twelve-month period in 2001 and an increase in the charges for amortization of acquired intangible assets related to the Megan Health acquisition in late 2000. Also, expenses in 2000 were offset in part by the receipt of legal settlement payments totaling $500,000.

        Research and development expense increased $10,806,300, or 100.3%, to $21,580,500 in 2001 from $10,774,200 in 2000. The increase in 2001 compared to 2000 is primarily due to significant costs associated with conducting clinical trials of TP10 and CETi-1, an increase in expense associated with the manufacture of clinical materials for planned clinical trials and twelve months of Megan research and development expense.

        Selling, general and administrative expense increased $105,800, or 2.2%, to $4,914,100 in 2001 compared to $4,808,300 in 2000. Included in selling, general and administrative expense in 2001 and 2000 are charges of $22,400 and $69,600 for the write-off of certain capitalized patent costs associated with our complement and SMIR programs, respectively. Excluding the writeoff of patent costs in 2001 and 2000, selling, general and administrative expense increased $153,000, or 3.2%, to $4,891,700 for 2001 compared to $4,738,700 for 2000. The increase in expense in 2001 compared to 2000 is primarily attributed to the addition of twelve months of Megan selling, general and administrative expense.

Investment Income, Net

        Interest income decreased $169,700, or 8.6%, to $1,808,300 for 2001 compared to $1,978,100 for 2000. The decrease in interest income is primarily due to lower interest rates and lower average cash balances in 2001.

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

Revenue

        Total revenue decreased $720,300, or 48.6%, to $763,200 in 2000 from $1,483,500 in 1999.

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

        Product sales for 2000 totaled $33,400 and were derived from sales of our Megan®Vac 1 product, a vaccine for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan. There were no product sales recorded in 1999.

Operating Expense

        Total operating expense for 2000 was $24,716,300 compared to $13,427,800 for 1999. Operating expense for 2000 included a charge of $9,012,300 for purchased in-process research and development in connection with the acquisition of Megan in December 2000. Excluding the purchased in-process research and development charge, operating expense increased $2,276,200, or 17.0%, to $15,104,000 for 2000 compared to $13,427,800 for 1999. The increase in total operating expense for 2000 compared to 1999 is primarily due to increased clinical trial costs and clinical materials costs incurred in connection with AVANT's TP10 and CETi-1 clinical programs. These cost increases were offset in part by the receipt in 2000 of legal settlement payments totaling $500,000 and a reduction in the charge for amortization of acquired intangible assets.

        Research and development expense increased $2,902,400, or 36.9%, to $10,774,200 in 2000 from $7,871,800 in 1999. The increase in 2000 compared to 1999 is primarily due to costs associated with conducting clinical trials of CETi-1 and TP10, and an increase in expense associated with the manufacture of clinical materials.

        Selling, general and administrative expense increased $528,100, or 12.3%, to $4,808,300 in 2000 compared to $4,280,200 in 1999. Included in selling, general and administrative expense in 2000 and 1999 are charges of $69,600 and $105,900 for the write-off of certain capitalized patent costs associated with our complement and SMIR programs, respectively. Excluding the writeoff of patent costs in 2000 and 1999, selling, general and administrative expense increased $564,400, or 13.5%, to $4,738,700 for 2000 compared to $4,174,300 for 1999. The increase in expense in 2000 compared to 1999 is primarily attributed to higher consultant, investor relations and personnel costs.

Investment Income, Net

        Interest income increased $1,342,900, or 211%, to $1,978,100 for 2000 compared to $635,200 for 1999. The increase in interest income is primarily due to higher average cash balances in 2000.

Liquidity and Capital Resources

        AVANT's cash, cash equivalents and marketable securities at December 31, 2001 was $42,665,900 compared to $50,177,000 at December 31, 2000. Cash used in operations was $20,825,400 in 2001 compared $4,431,900 in 2000 and $8,539,100 in 1999.

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

        In October 2001, we completed a direct equity placement of approximately 3,057,900 shares of common stock to institutional investors at an average price of $4.58 per share which generated net proceeds totaling approximately $13,575,200. In July 2000, we completed a private placement of 4,650,900 newly issued shares of common stock at $7.85 per share which generated net proceeds totaling approximately $34,481,000 after deducting all associated expenses. In September 1999, we completed a private placement of 5,459,400 shares of common stock to institutional investors at a price of $1.92 per share. Net proceeds from the common stock issuance totaled approximately $9,838,900.

        AVANT believes that cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2002 and into the first half of 2003. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical and commercial grade materials and the scope of collaborative arrangements. During 2002, we expect to take steps to raise additional capital including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement or public offering. There can be no assurance that such efforts will be successful.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
AVANT Immunotherapeutics, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVANT Immunotherapeutics, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 7, 2002

CONSOLIDATED BALANCE SHEET

	December 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,665,900	$50,177,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $300 at December 31, 2000	267,200	153,500
Inventories	71,500	59,200
Current Portion Lease Receivable	—	395,700
Prepaid and Other Current Assets	338,800	1,021,200

Total Current Assets	43,343,400	51,806,600
Property and Equipment, Net	987,800	1,037,900
Intangible and Other Assets	9,153,500	10,718,500

Total Assets	$53,484,700	$63,563,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,129,500	$902,300
Accrued Expenses	2,732,600	2,681,600
Current Portion Deferred Revenue	1,660,400	1,539,600
Current Portion Lease Payable	—	274,500

Total Current Liabilities	5,522,500	5,398,000

Long-Term Deferred Revenue	2,693,400	4,233,000

Commitments and Contingent Liabilities (Note 3)
Stockholders' Equity:
Common Stock, $.001 Par Value 75,000,000 Shares Authorized; 60,449,100 Issued and Outstanding at December 31, 2001; 57,144,200 Issued and Outstanding at December 31, 2000	60,400	57,100
Additional Paid-In Capital	223,281,800	209,195,300
Accumulated Deficit	(178,073,400)	(155,320,400)

Total Stockholders' Equity	45,268,800	53,932,000

Total Liabilities and Stockholders' Equity	$53,484,700	$63,563,000

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
REVENUE:
Product Development and Licensing Revenue	$2,999,800	$729,800	$1,483,500
Product Sales	346,100	33,400	—

Total Revenue	3,345,900	763,200	1,483,500

OPERATING EXPENSE:
Research and Development	21,580,500	10,774,200	7,871,800
Selling, General and Administrative	4,914,100	4,808,300	4,280,200
Cost of Product Sales	36,800	3,500	—
Charge for Purchased In-Process Research & Development	—	9,012,300	—
Legal Settlement	—	(500,000)	—
Amortization of Acquired Intangible Assets	1,375,900	618,000	1,275,800

Total Operating Expense	27,907,300	24,716,300	13,427,800

Operating Loss	(24,561,400)	(23,953,100)	(11,944,300)
Investment Income, Net	1,808,400	1,978,100	635,200

Net Loss	$(22,753,000)	$(21,975,000)	$(11,309,100)

Basic and Diluted Net Loss Per Common Share	$(0.39)	$(0.42)	$(0.26)

Weighted Average Common Shares Outstanding	57,981,800	52,438,100	44,076,400

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1998	42,512,400	$42,500	$140,777,200	$(13,800)	$(122,036,300)	$18,769,600
Shares Issued upon Exercise of Stock Options	152,100	100	102,000	—	—	102,100
Employee Stock Purchase Plan Issuance	3,500	—	(2,200)	13,800	—	11,600
Net Proceeds from Stock Issuance	5,459,400	5,500	9,833,300	—	—	9,838,800
Net Loss	—	—	—	—	(11,309,100)	(11,309,100)

Balance at December 31, 1999	48,127,400	48,100	150,710,300	—	(133,345,400)	17,413,000
Shares Issued upon Exercise of Stock Options	738,800	700	2,114,800	—	—	2,115,500
Shares Issued upon Exercise of Warrants	55,000	100	313,600	—	—	313,700
Employee Stock Purchase Plan Issuance	5,500	—	11,000	—	—	11,000
Net Proceeds from Stock Issuance	6,376,300	6,400	39,509,500	—	—	39,515,900
Shares Issued for Acquisition of Megan Health, Inc.	1,841,200	1,800	16,536,100	—	—	16,537,900
Net Loss	—	—	—	—	(21,975,000)	(21,975,000)

Balance at December 31, 2000	57,144,200	57,100	209,195,300	—	(155,320,400)	53,932,000
Shares Issued upon Exercise of Stock Options	228,900	200	461,100	—	—	461,300
Shares Issued upon Exercise of Warrants	4,800	—	5,600	—	—	5,600
Employee Stock Purchase Plan Issuance	13,300	—	47,700	—	—	47,700
Net Proceeds from Stock Issuance	3,057,900	3,100	13,572,100	—	—	13,575,200
Net Loss	—	—	—	—	(22,753,000)	(22,753,000)

Balance at December 31, 2001	60,449,100	$60,400	$223,281,800	$—	$(178,073,400)	$45,268,800

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash Flows From Operating Activities:
Net Loss	$(22,753,000)	$(21,975,000)	$(11,309,100)
Adjustments to Reconcile Net Loss to Cash
Used by Operating Activities:
Depreciation and Amortization	2,257,300	1,310,800	1,988,600
Write-off of Capitalized Patent Costs	22,400	69,600	105,900
Loss On Disposal of Assets	67,300	—	—
Charge for Purchased In-Process Research and Development	—	9,012,300	—
Changes in Assets and Liabilities, Net of Acquisition:
Current Portion Restricted Cash	—	—	750,000
Accounts Receivable	(113,700)	(8,100)	—
Inventories	(12,300)	2,400	—
Prepaid and Other Current Assets	682,400	(541,900)	190,700
Accounts Payable and Accrued Expenses	278,200	1,787,900	358,400
Deferred Revenue	(1,418,800)	5,772,600	(750,000)
Lease Receivable	395,700	431,700	395,600
Lease Payable	(274,500)	(294,200)	(269,200)
Other Non Current Assets	43,500	—	—

Net Cash Used in Operating Activities	(20,825,500)	(4,431,900)	(8,539,100)

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	(605,200)	(177,200)	(688,500)
Redemption of Marketable Securities	—	—	4,903,100
Increase in Patents and Licenses	(170,200)	(282,000)	(344,200)
Decrease in Long-Term Restricted Cash	—	217,000	148,000
Cash Paid for Acquisition of Megan Health, Inc.	—	(724,000)	—
Payment of Notes Payable	—	—	(750,000)

Net Cash Provided by (Used in) Investing Activities	(775,400)	(966,200)	3,268,400

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuance	13,575,200	39,515,900	9,850,400
Proceeds from Exercise of Stock Options and Warrants	514,600	2,440,200	102,100

Net Cash Provided by Financing Activities	14,089,800	41,956,100	9,952,500

Increase (Decrease) in Cash and Cash Equivalents	(7,511,100)	36,558,000	4,681,800
Cash and Cash Equivalents at Beginning of Period	50,177,000	13,619,000	8,937,200

Cash and Cash Equivalents at End of Period	$42,665,900	$50,177,000	$13,619,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) Nature of Business

        AVANT Immunotherapeutics, Inc. ("AVANT") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. We develop and commercialize products on a proprietary basis and in collaboration with established pharmaceutical partners and other collaborators, including Novartis Pharma AG, GlaxoSmithKline plc, Pfizer Inc, and DynPort Vaccine Company LLC.

        In October 2001, we completed a direct equity placement of approximately 3,057,900 shares of common stock to institutional investors at an average price of $4.58 per share which generated net proceeds totaling approximately $13,575,200. In July 2000, we completed a private placement of approximately 4,650,900 shares of common stock to institutional investors at a price of $7.85 per share which generated net proceeds totaling approximately $34,481,000. In September 1999, we completed a private placement of 5,459,400 shares of common stock to institutional investors at a price of $1.92 per share. Net proceeds from the common stock issuance totaled approximately $9,838,800.

        On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. ("Megan"), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies (see Note 13). On August 21, 1998, AVANT acquired all of the outstanding capital stock of Virus Research Institute, Inc. ("VRI"), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics and novel vaccines.

        In December 2000, Pfizer Inc made an equity investment of $3,000,000 for 285,900 shares of our common stock and paid a license fee of $2,500,000 as a result of our acquisition of Megan Health, Inc.

        In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million payment by Novartis which was received by AVANT in January 2000. The payment included an equity investment of $2,307,700 for 1,439,500 shares of our common stock at $1.60 per share and a license fee of $3,692,300.

        AVANT's cash and cash equivalents at December 31, 2001 was $42,665,900. Our working capital at December 31, 2001 was $37,820,900. We incurred a loss of $22,753,000 for the year ended December 31, 2001. AVANT believes that cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2002. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements. During 2002, we expect to take steps to raise additional capital, including, but not limited to, licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement or public offering. There can be no assurances that such efforts will be successful.

  (B) Basis of Presentation

        The consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and our wholly owned subsidiary, Megan Health, Inc. All intercompany transactions have been eliminated.

  (C) Cash Equivalents and Investments

        Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

        We invest our non-operating cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. We have established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity.

  (D) Fair Value of Financial Instruments

        AVANT enters into various types of financial instruments in the normal course of business. Fair values for cash, cash equivalents, short-term investments, accounts and notes receivable, accounts and notes payable and accrued expenses approximate carrying value at December 31, 2001 and 2000, due to the nature and the relatively short maturity of these instruments.

  (E) Revenue Recognition

        AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and AVANT has no further performance obligations under the license agreement. When we have performance obligations under the terms of a contact, non-refundable fees are recognized as revenue as we complete our obligations. Where AVANT's level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract. Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and, the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as AVANT completes its performance obligations. Option fees are recognized over the related option period. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize AVANT's licensed technologies and would be recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in our estimates or assumptions could impact our revenue recognition. Revenues from product sales are recorded when the product is shipped providing no significant post-delivery obligations remain and collection of the related receivable is reasonably assured.

        The adoption of Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" had no impact on our financial statements.

  (F) Research and Development Costs

        Research and development costs are expensed as incurred.

  (G) Inventories

        Inventories are stated at the lower of cost or market. Inventories consist of finished products at December 31, 2001 and 2000. Cost is determined using the first-in, first-out (FIFO) method.

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

  (J) Loss Per Share

        We compute and report earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase 3,235,284, 3,209,289 and 3,138,559 shares of common stock were not included in the 2001, 2000 and 1999 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

  (K) Comprehensive Income

        Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 2001, 2000 and 1999, the Company had no other comprehensive income.

  (L) Stock Compensation

        AVANT's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". All stock based awards to non-employees are accounted for at their fair value as prescribed by SFAS 123 and Emerging Issues Task Force (ETIF) 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in conjunction with Selling, Goods and Services" (see Note 7).

  (M) Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

  (N) Segments

        Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, AVANT has determined that it is engaged in one industry segment. Substantially all of our revenue since inception has been generated in the United States and all of its assets are in the United States.

  (O) Recent Pronouncements

        In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, AVANT is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill is expected to result in an increase in operating income of approximately $580,800 in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, we had goodwill of approximately $2.3 million. Pursuant to FAS 142, we will test goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. AVANT is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

2. SHORT-TERM INVESTMENTS

        AVANT invests in high quality, short-term investments which are considered highly liquid and are available to support current operations. We also invest in high quality, debt securities which are classified as held-to-maturity. At December 31, 2001 and 2000, our investments that met the definition of cash equivalents were recorded at cost, which approximated fair value.

3. PROPERTY, EQUIPMENT AND LEASES

        Property and equipment includes the following:

	December 31, 2001	December 31, 2000
Laboratory Equipment	$2,235,200	$2,800,500
Office Furniture and Equipment	1,504,700	1,355,600
Leasehold Improvements	1,206,300	962,200

Total Property and Equipment	4,946,200	5,118,300
Less Accumulated Depreciation	(3,958,400)	(4,080,400)

	$987,800	$1,037,900

        During 2001, we wrote off approximately $504,800 of fully depreciated equipment no longer used in our operations. Depreciation expense related to equipment and leasehold improvements was approximately $587,974, $524,200 and $543,100 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In August 2001, we extended our lease of approximately 54,300 sq. ft. of laboratory and office space in Needham, Massachusetts through April 30, 2007. We are leasing approximately 7,400 sq. ft. of laboratory and office space in St. Louis, Missouri through February 28, 2002 and are presently investigating alternative lease arrangements in the St. Louis area.

        Obligations for base rent under these and other noncancelable operating leases as of December 31, 2001 are approximately as follows:

Year ending December 31, 2002	$1,422,100
2003	1,496,200
2004	1,513,600
2005	1,536,800
2006 and thereafter	2,072,200

Total minimum lease payments	$8,040,900

        Our total rent for all operating leases (including rent expense net of sublease income) was approximately $1,343,845, $1,159,300 and $804,900 for the years ended December 31, 2001, 2000 and 1999, respectively.

4. INTANGIBLE AND OTHER ASSETS

        Other assets include the following:

	December 31, 2001	December 31, 2000
Capitalized Patent Costs	$2,470,700	$2,322,900
Accumulated Amortization	(1,177,300)	(883,900)

Capitalized Patent Costs, Net	1,293,400	1,439,000
Acquired Intangible Assets:
Goodwill	2,901,100	2,901,100
Collaborative Relationships	1,090,000	1,090,000
Core Technology	1,786,900	1,786,900
Developed Technology	3,263,100	3,263,100
Strategic Partner Agreement	2,563,900	2,563,900
Accumulated Amortization	(3,816,200)	(2,440,300)

Acquired Intangible Assets, Net	7,788,800	9,164,700
Other Non Current Assets	71,300	114,800

	$9,153,500	$10,718,500

        In accordance with SFAS 121, we evaluated and subsequently wrote off approximately $22,400, $69,600 and $105,900 in 2001, 2000 and 1999, respectively, of capitalized patent costs relating to certain abandoned patent applications in our complement and our SMIR programs. These write offs were included in operating expense as general and administrative expense.

        Amortization expense for the years ended December 31, 2001, 2000 and 1999 relating to the capitalized costs of purchased licenses, patents and trademarks was approximately $293,455, $168,600 and $169,700, respectively.

        Amortization expense for goodwill and acquired intangible assets for the years ended December 31, 2001, 2000 and 1999 was approximately $1,375,900, $618,000 and $1,275,800, respectively.

5. ACCRUED EXPENSES

        Accrued expenses include the following:

	December 31, 2001	December 31, 2000
Accrued License Fees	$300,000	$201,800
Accrued Payroll and Employee Benefits	317,800	294,600
Accrued Clinical Trials	1,732,100	1,286,000
Accrued Professional Fees	122,400	165,000
Other Accrued Expenses	260,300	734,200

	$2,732,600	$2,681,600

6. INCOME TAXES

	Year Ended December 31,
	2001	2000	1999
Income tax benefit (provision):
Federal	$13,616,000	$4,954,600	$3,628,500
State	1,305,000	(572,000)	189,000

	14,921,000	4,382,600	3,817,500
Deferred tax assets valuation allowance	(14,921,000)	(4,382,600)	(3,817,500)

	$—	$—	$—

        Deferred tax assets are comprised of the following:

	December 31, 2001	December 31, 2000
Net Operating Loss Carryforwards	$59,438,000	$45,841,000
Tax Credit Carryforwards	6,232,000	5,276,000
Other	3,709,000	2,937,000

Gross Deferred Tax Assets	69,379,000	54,054,000
Deferred Tax Assets Valuation Allowance	(69,379,000)	(54,054,000)

	$—	$—

        Reconciliation between the amount of reported income tax expenses and the amount computed using the U.S. Statutory rate of 35% follows:

	2001	2000	1999
Loss at Statutory Rates	$(7,736,000)	$(7,471,500)	$(3,866,800)
Research and Development Credits	(585,600)	(500,500)	(200,000)
State tax provision (benefit), net of federal tax liabilities	(1,691,600)	572,000	(747,200)
Other	386,900	(393,600)	438,300
Expiration of State NOLS	387,000	339,000	558,200
In Process R&D	—	3,072,000	—
Benefit of losses and credits not recognized, increase in valuation allowance	9,239,300	4,382,600	3,817,500

	$—	$—	$—

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

6. INCOME TAXES (Continued)

        At December 31, 2001, we had U.S. net operating loss carryforwards of $159,922,000, U.S. capital loss carryforwards of $1,852,000, and U.S. tax credits of $4,907,000 which expire at various dates through 2021. Under the Tax Reform Act of 1986, substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carryforwards, research and development tax credits, and capital loss carryforwards which could be utilized. Approximately $4,644,000 of the net operating loss carryforwards relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid in capital.

7. STOCKHOLDERS' EQUITY

  (A) Public and Private Stock Offerings

        AVANT filed a shelf registration statement in July 2001 with the Securities and Exchange Commission to register 10 million shares of common stock and warrants to purchase 1 million shares of common stock. On October 17, 2001, we completed a direct equity placement of approximately 3,057,900 shares of common stock off the shelf registration which generated net proceeds totaling approximately $13,575,200 after deducting all associated expenses of approximately $424,800.

        In July 2000, we completed a private placement of 4,650,900 newly issued shares of common stock which generated net proceeds totaling approximately $34,481,000 after deducting all associated expenses of approximately $2,019,000.

        In September 1999, we completed a private placement of 5,459,400 newly issued shares of common stock. Net proceeds were approximately $9,838,800 after deducting all associated expenses of approximately $661,200.

  (B) Preferred Stock

        At December 31, 2001 and 2000, AVANT had authorized preferred stock comprised of 1,163,102 shares of convertible Class B and 3,000,000 shares of convertible Class C of which 350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by our Board of Directors. There was no preferred stock outstanding at December 31, 2001 and 2000.

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

        Warrants outstanding at December 31, 2001 are as follows:

Security	Number of Shares	Exercise Price Per Share	Expiration Date
Common stock	34,921	$.62	February 9, 2004
Common stock	67,617	1.26	December 14, 2005
Common stock	1,775,644	6.00	August 22, 2003

  (D) Stock Options and Employee Stock Purchase Plans

Stock Options

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

        In connection with the acquisition of Megan, we assumed the obligations of Megan under Megan's Stock Option Plan (the "Megan Plan") and each outstanding option to purchase Megan common stock (a "Megan Stock Option") granted under the Megan Plan. Each Megan Stock Option assumed by AVANT is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Megan Plan, shares of AVANT's common stock which has been adjusted consistent with the ratio at which our common stock was issued in exchange for Megan's common stock in the acquisition. As of the date the acquisition was completed we assumed options to acquire 31,910 shares of our common stock at a weighted average exercise price of $4.39. The Megan Stock Options are fully vested as of December 1, 2000 and the term of each option cannot exceed ten years from the date of grant.

Employee Stock Purchase Plan

        The 1994 Employee Stock Purchase Plan (the "1994 Plan") was adopted on June 30, 1994. All full time employees of AVANT are eligible to participate in the 1994 Plan. A total of 150,000 shares of common stock are reserved for issuance under this plan. Under the 1994 Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any offering and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at the beginning of the offering period or the applicable exercise date.

        A summary of stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	3,209,289	$2.96	3,138,559	$2.34	3,354,708	$2.65
Granted	499,000	3.58	1,060,350	4.66	557,500	1.60
Assumed in acquisition	—	—	31,910	4.39	—	—
Exercised	(228,859)	2.02	(738,642)	2.86	(152,056)	0.67
Canceled	(244,146)	4.96	(282,888)	2.80	(621,593)	3.76

Outstanding at December 31,	3,235,284	$2.97	3,209,289	$2.96	3,138,559	$2.34

At December 31,
Options exercisable	1,923,532		1,667,566		2,091,562
Available for grant	572,713		934,674		2,833,818
Weighted average fair value of options granted during year		$2.26		$2.49		$0.83

        The following tables summarize information about the stock options outstanding at December 31, 2001:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
$0.30—1.59	744,559	4.87	$1.0556
1.63—2.28	732,837	6.78	1.9853
2.41—2.94	682,054	6.04	2.5381
2.99—4.97	654,257	8.01	3.6163
5.06—14.69	421,577	6.85	7.7962

$0.30—14.69	3,235,284	6.44	2.9749

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price per Share
$0.30—1.59	619,059	$1.0034
1.63—2.28	433,963	1.9113
2.41—2.94	443,930	2.5949
2.99—4.97	207,007	3.8343
5.06—14.69	219,573	7.1860

$0.30—14.69	1,923,532	2.5859

Fair Value Disclosures

        Had compensation costs for AVANT's stock compensation plans been determined based on the fair value at the grant dates, consistent with SFAS 123, our net loss, and net loss per share for the years ending December 31, 2001, 2000 and 1999 would be as follows:

	2001	2000	1999
Net Loss:
As reported	$22,753,000	$21,975,000	$11,309,100
Pro forma	22,779,800	22,925,300	11,416,700
Basic and Diluted Net Loss
Per Share:
As reported	$0.39	$0.42	$0.26
Pro forma	0.39	0.44	0.26

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Expected dividend yield	0%	0%	0%
Expected stock price volatility	109%	109%	63%
Risk-free interest rate	3.3%—4.7%	5.0%—6.5%	5.0%—6.1%
Expected option term	2.5 Years	2.5 Years	2.5 Years

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

        As of December 31, 2001 and 2000, we have authorized the issuance of 350,000 shares of Series C-1 Junior Participating Cumulative Preferred Stock for use in connection with the shareholder rights plan.

  (F) Acquisition of Megan Health, Inc.

        AVANT issued 1,841,200 shares of its common stock and fully vested options to purchase 31,900 shares of its common stock on December 1, 2000, in exchange for all of the outstanding capital stock and options of Megan, respectively (see Note 13).

8. RESEARCH AND LICENSING AGREEMENTS

        AVANT has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, we have received licenses or options to license technology, specified patents or patent applications. We have made required payments of nonrefundable license fees and royalties, which amounted to approximately $413,500, $307,500 and $221,500 for the years ended December 31, 2001, 2000 and 1999, respectively.

9. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

        Our revenue from product development and licensing agreements was received pursuant to contracts with different organizations. Total revenue recognized by us in connection with these contracts for the years ended December 31, 2001, 2000 and 1999 were approximately $2,999,800, $729,800 and $1,483,500, respectively. A summary of these contracts follows:

  (A) Novartis Pharma AG

        In 1997, we entered into an option agreement with Novartis Pharma AG ("Novartis"), a worldwide pharmaceutical company headquartered in Basel, Switzerland, relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human to human). Under the agreement, we received annual option fees and supplies of TP10 for clinical trials in return for granting Novartis a two-year option to license TP10 with exclusive worldwide (except Japan) marketing rights. In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation. The decision to license TP10 resulted in a $6 million equity investment and license fee payment by Novartis which was received by AVANT in January 2000. Under the agreement, we may receive additional milestone payments based upon attainment of specified development and regulatory goals totaling up to $14 million. We may also receive funding for research as well as royalty payments on eventual product sales.

  (B) GlaxoSmithKline plc

        During 1997, AVANT entered into an agreement with GlaxoSmithKline plc ("Glaxo") to collaborate on the development and commercialization of our oral rotavirus vaccine. Under the terms of the agreement, Glaxo received an exclusive worldwide license to commercialize AVANT's rotavirus vaccine. We were responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine, which was completed in August 1998. Glaxo made an initial license payment of $250,000 in 1997 upon execution of the agreement and, in June 1999, we received a milestone payment of $500,000 from Glaxo for the successful completion of the Phase II clinical efficacy study and the establishment of a commercially viable process for manufacture of the vaccine. Glaxo has assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo has agreed to make further payments, which have an approximate aggregate value totaling up to $8.5 million, upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of the rotavirus vaccine.

  (C) Aventis Pasteur

        In 1994, AVANT entered into a license agreement with Aventis Pasteur ("Aventis") which granted Aventis the exclusive right to make, use and sell Adjumer®-formulated vaccines for prevention of influenza, Lyme disease and diseases caused by meningococcus and the co-exclusive right (exclusive, except for the right of AVANT or one other person licensed by AVANT) to make, use and sell Adjumer®-formulated vaccines directed against five other pathogens, including pneumococcus and

RSV. In connection with formation of Parallel Solutions, Inc. in October 2001, AVANT assigned all of its rights and obligations under the Aventis license agreements to Parallel (see Note 10).

  (D) Pfizer Inc

        In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer Inc, Animal Health Division ("Pfizer"), whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Upon execution of the agreement, Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment. Under the agreement, we may receive additional milestone payments based upon attainment of specified milestones. We will also receive research and development funding for up to two years as well as royalty payments on eventual product sales.

  (E) DynPort Vaccine Company LLC

        In October 2001, AVANT granted a license to DynPort Vaccine Company LLC ("DynPort") for exclusive rights to use certain components of AVANT's vaccine technology. Financial terms of the agreement with DynPort include license fees, milestone payments and royalty payments on eventual product sales. DynPort, a private company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents. DynPort has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.

10. FORMATION OF PARALLEL SOLUTIONS, INC.

        During October 2001, AVANT contributed its polyphosphazene polymer adjuvant business (the "PCPP business"), including Adjumer® and Micromer®, into a newly formed, privately held company, Parallel Solutions, Inc. ("Parallel"), in exchange for a non-controlling minority ownership position in Parallel. We have not assigned any value on our balance sheet to our minority ownership position in Parallel. In connection with this transaction, AVANT has assigned all of its rights and obligations under the Aventis Pasteur license agreements to Parallel. The assets contributed to Parallel, primarily laboratory equipment, had a carrying value of $67,300 and was charged to expense on the date of the transaction. AVANT has no future funding commitments or other obligations to Parallel and has neither a role in the management of Parallel nor representation on the Parallel board of directors.

11. DEFERRED SAVINGS PLAN

        Under section 401(k) of the Internal Revenue Code of 1986, as amended, the Board of Directors adopted, effective May 1990, a tax-qualified deferred compensation plan for employees of AVANT. Participants may make tax deferred contributions up to 15%, or $10,500, of their total salary in 2001. AVANT may, at its discretion, make contributions to the plan each year matching up to 1% of the participant's total annual salary. AVANT contributions amounted to $30,400, $29,200 and $30,100 for the years ended December 31, 2001, 2000 and 1999, respectively.

12. FOREIGN SALES

        Product sales were generated geographically as follows:

Net Product Sales for the Twelve Months Ended	Europe	USA	Asia	Total
December 31, 2001	$—	$331,600	$14,500	$346,100
December 31, 2000	—	33,400	—	33,400
December 31, 1999	—	—	—	—

13. ACQUISITION OF MEGAN HEALTH, INC.

        On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan, a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. We issued approximately 1,841,200 shares of AVANT's common stock in exchange for all of the outstanding capital stock of Megan, on the basis of 0.7635 shares of AVANT common stock for each share of Megan preferred stock and 0.0811 shares of AVANT common stock for each share of Megan common stock. The purchase price of $17,332,000 consisted of (i) the issuance of approximately 1,841,200 shares of AVANT common stock valued at $15,803,400, (ii) cash distributed to certain Megan shareholders in lieu of AVANT common stock totaling $236,700, (iii) the issuance of fully vested options to purchase AVANT common stock valued at $239,400 for all of the outstanding options to purchase Megan common stock assumed by us, and (iv) severance and transaction costs totaling $1,052,500. As of the date of the acquisition of Megan, AVANT had identified all significant actions to be taken to terminate certain Megan employees. The severance costs associated with this plan totaled approximately $164,200, were recognized upon consummation of the merger and are included in the $1,052,500 referenced above.

        The acquisition has been accounted for as a purchase. Consequently, the operating results of Megan since December 2, 2000 have been included in our consolidated results of operations. The purchase price was allocated to the acquired assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Net tangible assets acquired	$550,400
Intangible assets acquired:
Goodwill	155,400
Core Technology	1,786,900
Developed Technology	3,263,100
Strategic Partner Agreement	2,563,900
In-process Research and Development	9,012,300

Total	$17,332,000

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

        A discussion of the in-process research and development projects identified at the time of acquisition and assumptions used in the valuation analysis follows. The projected costs to complete the projects represent costs to be incurred by AVANT and do not include any costs to be expended by our collaborators. (i) Megan®Egg vaccine. Megan®Egg is derived from the same master seed as Megan®Vac 1, the poultry health and food safety vaccine presently marketed by Megan. This development program is required to gain the label clearance needed to make advertising claims about the effectiveness of Megan®Vac in eliminating Salmonella on eggs in mature laying chickens and breeder chickens. A 90% probability of success adjustment has been applied to the project to reflect its late stage of development and low technological risk. A discount rate of 18% was utilized in determining the IPR&D value of $3,340,700 which was assigned to the Megan®Egg project at the time of acquisition. USDA licensure is expected in 2003-2004. The estimated cost to complete the project and commercialize Megan®Egg is between $300,000-$500,000. (ii) AntiPath™ vaccine. AntiPath™ is a Salmonella typhimurium strain containing both chromosomal and plasmid genes derived from pathogenic E. coli. AntiPath™ will be labeled for prevention of airsacculitis, perihepatitis, and pericarditis (and possibly cellulitis) caused by E. coli infection in poultry. Development work for safety and efficacy studies and licensing will be completed in 2002 and 2003. Additional work is required by AVANT prior to commercialization. USDA licensure is expected in 2003-2004. The estimated cost to complete the project and commercialize AntiPath™ is between $1,025,000-$1,500,000. An 85% probability of success adjustment has been applied to the project to reflect its stage of development and technological risk. A discount rate of 18% was utilized in determining the IPR&D value of $5,360,800 which was assigned to the AntiPath™ project at the time of acquisition. (iii) Megan®Vac "Kentucky" vaccine. Megan®Vac "Kentucky" is in the research stage and is focused on the broiler processing plant, where over 30% of the Salmonella spp. found on broiler carcasses are the Salmonella kentucky strain. Megan®Vac "Kentucky" is an important extension of the Megan®Vac line and is required to make significant inroads into the broiler market in those geographic areas where Salmonella kentucky is a problem. With current vaccine strains under development, USDA licensure is expected in 2004-2005. The estimated cost to complete the project and commercialize Megan®Vac "Kentucky" is between $400,000-$800,000. A 75% probability of success adjustment has been applied to the project to reflect its stage of development and technological risk. A discount rate of 18% was utilized in determining the IPR&D value of $310,800 which was assigned to the Megan®Vac "Kentucky" project at the time of acquisition.

        As of December 31, 2001, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive USDA or other regulatory approval prior to commercialization. We are also dependent upon the activities of our collaborators in developing, manufacturing and marketing our products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance AVANT and our collaborators will be able to develop, manufacture and commercialize these products before our competitors. If these products are not successfully developed and do not become commercially viable, our financial condition and results of operations could be materially affected.

        The following unaudited pro forma financial summary is presented as if the operations of AVANT and Megan were combined as of January 1, 2000 and 1999, respectively. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. The following pro forma financial summary does not include the charge for in-process research and development, which is a material non recurring charge.

Year Ended December 31,	2000	1999
Revenue	$1,839,700	$3,462,500
Net loss	(15,662,400)	(13,688,100)
Basic and diluted net loss per share	(0.29)	(0.25)

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2001	Q1 2001	Q2 2001	Q3 2001	Q4 2001
Total revenue	$859,000	$825,800	$725,500	$935,700
Net loss	(4,013,300)	(5,660,300)	(6,224,000)	(6,855,400)
Basic and diluted net loss per common share	(0.07)	(0.10)	(0.11)	(0.11)
2000	Q1 2000	Q2 2000	Q3 2000	Q4 2000
Total revenue	$153,800	$153,900	$153,900	$301,600
Net loss	(2,123,400)	(2,723,900)	(3,633,600)	(13,494,100)
Basic and diluted net loss per common share	(0.04)	(0.05)	(0.08)	(0.25)
1999	Q1 1999	Q2 1999	Q3 1999	Q4 1999
Total revenue	$337,900	$847,900	$297,700	$—
Net loss	(2,741,800)	(2,356,200)	(2,552,000)	(3,659,100)
Basic and diluted net loss per common share	(0.06)	(0.06)	(0.06)	(0.08)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information in response to this Item appears under the caption "Proposal 2—Election of Directors" and "Management" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

        Information in response to this Item appears under the caption "Management" of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in response to this Item appears under the caption "Beneficial Ownership of Common Stock" of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this Item appears under the caption "Proposal 2—Election of Directors" and "Management" of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.
Date: March 21, 2002	by:	/s/ UNA S. RYAN Una S. Ryan President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. BARRIE WARD (J. Barrie Ward)	Chairman	March 21, 2002
/s/ UNA S. RYAN (Una S. Ryan)	President, Chief Executive Officer, and Director	March 21, 2002
/s/ AVERY W. CATLIN (Avery W. Catlin)	Senior Vice President, Chief Financial Officer and Treasurer	March 21, 2002
/s/ FREDERICK W. KYLE (Frederick W. Kyle)	Director	March 21, 2002
/s/ THOMAS R. OSTERMUELLER (Thomas R. Ostermueller)	Director	March 21, 2002
/s/ HARRY H. PENNER, JR. (Harry H. Penner, Jr.)	Director	March 21, 2002
/s/ PETER A. SEARS (Peter A. Sears)	Director	March 21, 2002
/s/ KAREN S. LIPTON (Karen S. Lipton)	Director	March 21, 2002

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

  (3) Exhibits:

No.	Description
2.1	Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc. Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed December 12, 2000.
2.2	First Amendment to Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc. Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed December 12, 2000.
3.1	Third Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998.
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998.
3.3	Certificate of Designation for Series C-1 Junior Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998.
3.4	Second Certificate of Amendment of Third Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998.
3.5	Amended and Restated By-Laws of the Company as of November 10, 1994. Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998.
4.1	Shareholder Rights Agreement dated November 10, 1994 between the Company and State Street Bank and Trust Company as Rights Agent. Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed March 28, 2000.
*4.2	Amendment to Shareholder Rights Agreement between State Street Bank and Trust Company and AVANT Immunotherapeutics, Inc. dated as of December 17, 2001.
10.1	AVANT Immunotherapeutics, Inc. 1994 Employee Stock Purchase Plan. Incorporated by reference to the Company's Registration Statement on Form S-8 filed June 8, 1994.
10.2	Megan Health, Inc. Stock Option Plan. Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-52796), filed December 27, 2000.
10.3	AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed on April 1, 1999.
10.4	Virus Research Institute, Inc. 1992 Equity Incentive Plan as amended and restated. Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed March 28, 2000.

10.5	Performance Plan of the Company. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed March 28, 2000.
10.6	Form of Agreement relating to Change of Control. Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K filed March 28, 2000.
10.7	Amended and Restated Employment Agreement between the Company and Una S. Ryan, Ph.D. dated August 20, 1998. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Commercial Lease Agreement of May 1, 1997 between the Company and Fourth Avenue Ventures Limited. Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-15006).
*10.9	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001.
10.10	Option Agreement by and between the Company and Novartis Pharma AG dated as of October 31, 1997, portions of which are subject to a request for confidential treatment. Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1997.
10.11	Settlement Agreement between the Company and Forest City 38 Sidney Street, Inc.; Forest City Management, Inc.; and Forest City Enterprises, Inc. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.12	Agreement between Lonza Biologics plc and the Company dated as of April 19, 2000, portions of which are subject to confidential treatment. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.13	Stock Purchase Agreement dated December 1, 2000 by and between the Company and Pfizer Inc. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.14	License and Royalty Agreement by and between Pfizer Inc, the Company and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.15	Amendment to License and Royalty Agreement by and between Pfizer Inc., the Company and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.16	Collaborative Research and Development Agreement by and between Pfizer Inc. and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
*10.17	Exclusive License Agreement between AVANT Immunotherapeutics, Inc. and DynPort Vaccine Company, LLC dated as of October 10, 2001, portions of which are subject to a request for confidential treatment.
*10.18	First Amendment to AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan.
21.0	List of Subsidiaries. Incorporated by reference to Exhibit 21.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
*23.0	Consent of Independent Accountants.

* Filed herewith.

(B) Reports on Form 8-K.

        None.

QuickLinks

PART I
CURRENT PROGRAMS AND PARTNERSHIPS
PART II
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
PART III
SIGNATURES
PART IV