Form 10-Q
period 2002-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2002-05-10
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Shares Outstanding as of May 8, 2002
Common Stock, $.001 par value	60,458,397

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2002

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37,054,200	$42,665,900
Accounts Receivable	227,500	267,200
Inventories	59,400	71,500
Prepaid Expenses and Other Current Assets	421,200	338,800

Total Current Assets	37,762,300	43,343,400

Property and Equipment, Net	1,029,000	987,800
Intangible and Other Assets	7,897,800	8,117,200
Goodwill	1,036,300	1,036,300

Total Assets	$47,725,400	$53,484,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$258,400	$1,129,500
Accrued Expenses	3,120,200	2,732,600
Current Portion Deferred Revenue	1,648,000	1,660,400

Total Current Liabilities	5,026,600	5,522,500

Long-Term Deferred Revenue	2,308,500	2,693,400

Stockholders’ Equity:
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 60,458,400 Issued and Outstanding at March 31, 2002 and 60,449,100 Issued and Outstanding at December 31, 2001	60,500	60,400
Additional Paid-In Capital	223,316,800	223,281,800
Accumulated Deficit	(182,987,000)	(178,073,400)

Total Stockholders’ Equity	40,390,300	45,268,800

Total Liabilities and Stockholders’ Equity	$47,725,400	$53,484,700

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

	March 31, 2002	March 31, 2001

REVENUE:
Product Development and Licensing Agreements	$585,300	$737,700
Product Sales	105,600	121,300

Total Revenue	690,900	859,000

OPERATING EXPENSE:
Research and Development	4,409,600	3,976,600
Selling, General and Administrative	1,185,900	1,214,300
Cost of Product Sales	13,700	10,100
Amortization of Acquired Intangible Assets	198,800	198,800
Amortization of Goodwill	—	145,200

Total Operating Expense	5,808,000	5,545,000

Operating Loss	(5,117,100)	(4,686,000)

Investment Income, Net	203,500	682,400

Net Loss	$(4,913,600)	$(4,003,600)

Basic and Diluted Net Loss Per Common Share	$(0.08)	$(0.07)

Weighted Average Common Shares Outstanding	60,457,400	57,252,200

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

	March 31, 2002	March 31, 2001

Cash Flows from Operating Activities:
Net Loss	$(4,913,600)	$(4,003,600)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	429,300	544,400
Write-off of Capitalized Patent Costs	—	22,400
Changes in Assets and Liabilities:
Accounts Receivable	39,700	(21,500)
Inventories	12,100	8,100
Prepaid Expenses and Other Current Assets	(82,400)	(92,400)
Increase in Other Assets	(13,400)	—
Accounts Payable and Accrued Expenses	(483,500)	(1,422,500)
Deferred Revenue	(397,300)	(301,500)
Lease Receivable	—	72,000
Lease Payable	—	(74,900)

Net Cash Used in Operating Activities	(5,409,100)	(5,269,500)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(185,200)	(66,900)
Increase in Patents and Licenses	(52,500)	(22,700)

Net Cash Used in Investing Activities	(237,700)	(89,600)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	35,100	287,800

Net Cash Provided by Financing Activities	35,100	287,800

Decrease in Cash and Cash Equivalents	(5,611,700)	(5,071,300)

Cash and Cash Equivalents at Beginning of Period	42,665,900	50,177,000

Cash and Cash Equivalents at End of Period	$37,054,200	$45,105,700

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Consolidated Financial Statements

March 31, 2002

(1)           Nature of Business

AVANT Immunotherapeutics, Inc. is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease.  The company is developing a broad portfolio of vaccines against viral and bacterial diseases, including single-dose oral vaccines aimed at protecting travelers from cholera, typhoid fever and other illnesses.  In addition, the company is conducting clinical studies of a proprietary vaccine candidate for cholesterol management.  AVANT further leverages the value of its technology portfolio through corporate partnerships.  Current collaborations encompass the development of an oral human rotavirus vaccine, vaccines to combat threats of biological warfare, and vaccines addressed to human food safety and animal health.

The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc.  All intercompany transactions have been eliminated.

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2002 and 2001 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at March 31, 2002, the results of operations for the quarters ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.  The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included are adequate to make the information presented not misleading.  The unaudited consolidated financial statements and the notes included herein should be read in conjunction with footnotes contained in AVANT’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)           Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets.  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.  The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, AVANT was required to adopt FAS 142 effective January 1, 2002.  Application of the non-amortization provisions of FAS 142 for goodwill resulted in an increase in operating income of approximately $145,200 in the first quarter of 2002.  For the quarter ended March 31, 2001, we recorded amortization of goodwill of approximately $145,200.  At March 31, 2002, we had unamortized goodwill of approximately $1,036,300.  Pursuant to FAS 142, we performed an annual test of goodwill for impairment during the quarter and concluded that no impairment was anticipated.

(4)           Inventories

Inventories are stated at the lower of cost or market.  Inventories consist of finished products at March 31, 2002 and December 31, 2001.  Cost is determined using the first-in, first-out (FIFO) method.

(5)           Property and Equipment

Property and equipment includes the following:

	March 31, 2002	December 31, 2001

Laboratory Equipment	$2,250,900	$2,235,200
Office Furniture and Equipment	1,521,300	1,504,700
Leasehold Improvements	1,359,200	1,206,300
Property and Equipment, Total	5,131,400	4,946,200
Less Accumulated Depreciation and Amortization	(4,102,400)	(3,958,400)
	$1,029,000	$987,800

(6)           Intangible and Other Assets

Intangible and other assets include the following:

	March 31, 2002	December 31, 2001

Capitalized Patent Costs	$2,523,200	$2,470,700
Accumulated Amortization	(1,263,900)	(1,177,300)

Capitalized Patent Costs, Net	1,259,300	1,293,400

Acquired Intangible Assets:
Collaborative Relationships	1,090,000	1,090,000
Core Technology	1,786,900	1,786,900
Developed Technology	3,263,100	3,263,100
Strategic Partner Agreement	2,563,900	2,563,900
Accumulated Amortization	(2,150,100)	(1,951,400)

Acquired Intangible Assets, Net	6,553,800	6,752,500

Other Non Current Assets	84,700	71,300
	$7,897,800	$8,117,200

(7)           Net Income (Loss) Per Share

Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period.  We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month periods ended March 31, 2002 and 2001 as its inclusion would have been anti-dilutive.  A total of 5,117,700 and 4,804,500 stock options and warrants were excluded from the computation of weighted average common shares as of March 31, 2002 and 2001, respectively, as they were anti-dilutive

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements contained in the following, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties.  There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT.  These factors include, but are not limited to:  (i) our ability to successfully complete product research and development, including pre-clinical and clinical studies, and commercialization; (ii) our ability to obtain substantial additional funding; (iii) our ability to obtain required governmental approvals; (iv) our ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances; and (v) our ability to develop and commercialize our products before our competitors.

Item 2.   Management’s Discussion and Analysis of Financial Condition And Results of Operations

AVANT’s principle activity since our inception has been research and product development conducted on our own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators.  We were incorporated in the State of Delaware in December 1983.

OVERVIEW

We are engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease.  Our products derive from a broad set of complementary technologies with the ability to enable the creation and delivery of preventative and therapeutic vaccines.  We are using these technologies to develop vaccines and immunotherapeutics that prevent or treat disease caused by infectious organisms, and drugs and treatment vaccines that modify undesirable activity by the body’s own proteins or cells.  We develop and commercialize products on a proprietary basis and in collaboration with established pharmaceutical partners and other collaborators, including Novartis Pharma AG, GlaxoSmithKline plc, Pfizer Inc, and DynPort Vaccine Company LLC.

ACQUISITIONS

Megan Health, Inc.:  On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. (“Megan”), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies.  In connection with the acquisition, we recorded a charge of $9,012,300 for acquired in-process research and development (“IPR&D”), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.

As of the date of the acquisition, Megan was engaged in three significant research and development projects.  The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates in each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.  The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.  As of March 31, 2002, management’s estimates have not materially changed.

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

Virus Research Institute, Inc.:  On August 21, 1998, AVANT acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children.  In connection with the acquisition, we recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of March 31, 2002, none of the acquired research and development projects had reached technical feasibility.

RECENT DEVELOPMENTS

Travelers’ Vaccines:  AVANT has assembled a technology portfolio for the development of single-dose, oral vaccines aimed at providing rapid protection from five of the most important causes of severe diarrhea diseases.  We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain.  Based on this technology, developed in academia, we have developed the vaccine through early clinical trials.  In May 2001, AVANT announced results of a Phase IIb clinical trial performed and funded by the Walter Reed Army Institute of Research (“WRAIR”) and the National Institutes of Health (“NIH”) in vaccinated individuals challenged with live, virulent cholera.  Results of this study demonstrated the ability of AVANT’s vaccine candidate, CholeraGarde™, to provide complete protection against the primary endpoint, moderate and severe diarrhea.  AVANT plans to conduct a small dose ranging program prior to initiating pivotal Phase III clinical trials with CholeraGarde™ during the second half of 2002.

During the quarter, AVANT announced the signing of a clinical research agreement with the International Vaccine Institute (“IVI”) aimed at conducting clinical trials of AVANT’s CholeraGarde™ vaccine in Bangladesh.  Under the direction of John D. Clemens, M.D., IVI plans to begin conducting clinical trials of our cholera vaccine in Bangladesh during 2002.  These trials will provide important safety and immunogenicity data on our cholera vaccine in endemic areas.

Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s travelers’ vaccine franchise.  During 2002, we plan to initiate Phase II clinical studies aimed at demonstrating clinical proof-of-principle for the second product in our vaccine portfolio, Ty800.  AVANT has designed the Ty800 vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever.  With the acquisition of Megan, AVANT gained access to technologies for developing vaccines against Shigella, Campylobacter and enterotoxigenic E. coli, three additional causes of serious diarrheal diseases worldwide.  These three vaccine programs are currently in pre-clinical development.

AVANT’s single dose, oral vaccine technology is currently addressed to serious bacterial diseases.  However, the attenuated live bacteria used to create these vaccines also can serve as vectors for the development of vaccines against other bacterial and viral diseases.  We are exploring further opportunities to use this technology to create potent, single-dose oral vaccines that rapidly protect military personnel and civilians against bacterial and viral agents used in biowarfare or terrorist activities.

Cholesterol Treatment Vaccine:  We are developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (“CETP”), which may be useful in reducing risks associated with atherosclerosis.  CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL.  We are developing this vaccine (CETi-1) to stimulate an immune response against CETP, which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis.  We have conducted preliminary studies of rabbits, which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions.  In September 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers.  The object of the study was to demonstrate the safety of single administrations of the vaccine at four different dosage strengths and results were announced in January 2001.

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

Complement Inhibitors:  In 1997, we entered into an agreement with Novartis relating to the development of our complement inhibitor, TP10, for use in xenotransplantation (animal organs into humans) and allotransplantation (human organs into humans).  The decision to license TP10 resulted in a $6 million equity investment and license payment by Novartis which was received by AVANT in January 2000.  Under the agreement, we may receive additional milestone payments of up to $14 million upon attainment of certain development and regulatory goals.  We will also be entitled to royalties on product sales under the agreement.

We elected to independently develop and commercialize TP10 for pediatric and adult cardiac surgery.  In 2000, we completed an open-label, Phase I/II trial of TP10 in infants undergoing cardiac surgery for congenital heart defects.  In early 2001, AVANT initiated two Phase IIb studies of TP10 in pediatric cardiac surgery utilizing cardiopulmonary bypass.

In November 2000, AVANT initiated a placebo-controlled Phase II trial in adult patients undergoing high-risk cardiac surgery utilizing cardiopulmonary bypass.  In February 2002, AVANT announced that the results of the trial showed that TP10 failed to meet the trial’s primary endpoint.  The results showed that there were no clinically important differences between placebo and any of the four dose groups.  TP10 was well tolerated with no apparent differences in the safety profiles of the treatment groups.

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

TECHNOLOGY LICENSING

AVANT has adopted a business strategy of out-licensing technology that does not match its development focus or where it lacks sufficient resources for the technology’s efficient development.  For example, when AVANT acquired Megan it also signed an agreement with Pfizer Inc to leverage the value of Megan’s oral vaccine technology in a significant market opportunity (animal health and food safety) outside of AVANT’s own focus on human health care.

DynPort License:  In October 2001, AVANT granted a license to DynPort Vaccine Company LLC (“DynPort”) for exclusive rights to use certain components of AVANT’s vaccine technology.  Financial terms of the agreement with DynPort include license fees, milestone payments and royalties.  DynPort, a private company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents.  DynPort has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious diseases and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.  We see this licensing opportunity as an excellent way to further leverage our vaccine technology.

Formation of Parallel Solutions:  During October 2001, AVANT contributed its polyphosphazene polymer adjuvant business (the “PCPP business”), including Adjumer® and Micromer®, into a newly formed, privately held company, Parallel Solutions, Inc. (“Parallel”), in exchange for a non-controlling minority ownership position in Parallel.  AVANT believes that Parallel’s plans to expand the PCPP business beyond vaccine adjuvants, and indeed beyond human therapeutics, offer greater opportunities to create value.  This transaction allows AVANT to further leverage this technology with the potential for significant upside benefits as a shareholder of Parallel, while divesting its obligations for manufacturing PCPP and the burden of funding the PCPP business.  In connection with this transaction, AVANT has assigned all of its rights and obligations under the Aventis license agreements to Parallel.  AVANT has no future funding commitments or other obligations to Parallel and has neither a role in the management of Parallel nor representation on the Parallel board of directors.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2002 as Compared With the Three Month Period Ended March 31, 2001

AVANT reported consolidated net loss of $4,913,600, or $.08 per share, for the first quarter ended March 31, 2002, compared with a net loss of $4,003,600, or $.07 per share, for the first quarter ended March 31, 2001.  The weighted average common shares outstanding used to calculate net loss per common share was 60,457,400 in 2002 and 57,252,200 in 2001.

Revenue:  Total revenue decreased $168,100, or 19.6%, to $690,900 for the first quarter of 2002 compared to $859,000 for the first quarter of 2001.

Product development and licensing revenue decreased $152,400, or 20.7%, to $585,300 in 2002 from $737,700 in 2001.  In 2002, product development and licensing revenue consisted primarily of $384,900 for the amortization of nonrefundable license fees from Novartis and Pfizer, $125,000 in funded research from Pfizer, $37,500 in license fee and milestone payments from DynPort and $37,900 received in connection with government grants.  In 2001, we recognized $384,900 in the amortization of nonrefundable license fees from Novartis and Pfizer, $164,000 from Innogenetics, Inc. in connection with its acquisition of the TRAx business in 1999, $167,000 in funded research and development from Pfizer and $21,800 received in connection with a government grant.

Product sales for the first quarter of 2002 totaled $105,600 compared to $121,300 for 2001 and were derived from sales of our Megan®Vac 1 product, a vaccine for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan.

Operating Expense:  Total operating expense increased $263,000, or 4.7%, to $5,808,000 for the first quarter of 2001 compared to $5,545,000 for the first quarter of 2001.  The increase in total operating expense for 2002 compared to 2001 is primarily due to increased personnel and related expenses, clinical materials costs incurred in connection with AVANT’s travelers’ vaccines programs and increased consultancy costs, offset in part by decreased clinical trials costs and legal expenses.

Research and development expense increased $432,900, or 10.9%, to $4,409,600 in 2002 from $3,976,700 in 2001.  The increase in 2002 compared to 2001 is primarily due to an increase in expense associated with the manufacture of clinical materials for the CholeraGarde™ and Ty800 travelers’ vaccines programs, increased personnel and related expenses and increased consultancy costs, off set in part by reduced costs associated with conducting clinical trials of TP10.

Selling, general and administrative expense decreased $28,400, or 2.3%, to $1,185,900 in 2002 compared to $1,214,300 in 2001.  The decrease in expense in 2002 compared to 2001 is primarily attributed to a reduction in legal expenses and a decrease in selling and marketing expense in 2002, offset in part by an increase in personnel and related costs and consultancy costs.

Amortization expense of goodwill decreased $145,200 in 2002 from 2001 as a result of the adoption of FAS 142 under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.

Investment Income, Net:  Interest income decreased $478,900, or 70.2%, to $203,500 for the first quarter of 2002 compared to $682,400 for the first quarter of 2001.  The decrease is primarily due to significantly lower interest rates and lower average cash balances during the first quarter of 2002 compared to the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

AVANT ended the first quarter of 2002 with cash and cash equivalents of $37,054,200 compared to cash and cash equivalents of $42,665,900 at December 31, 2001.

Net cash used in operating activities increased to $5,409,100 for the first three months of 2002 compared to $5,269,500 for the first three months of 2001.  The increase is primarily attributed to the increase in net loss incurred in 2002 compared to 2001.

Net cash used in investing activities increased to $237,700 for the first three months of 2002 compared to $89,600 for the first three months of 2001.  The increase is primarily due to increased investment in property and equipment, particularly leasehold improvements, in 2002 compared to 2001.

Net cash provided by financing activities decreased to $35,100 for the first three months of 2002 compared to $287,800 for the first three months of 2001.  The decrease is primarily due to a decrease in proceeds from the exercise of stock options and warrants.

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

We do not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2002 and December 31, 2001 due to the short-term maturities of these instruments.

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 3.1      Third Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT Immunotherapeutics, Inc.*

(b)   Reports on Form 8-K

None.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: May 8, 2002	/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2002	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)