Form 10-Q
period 2002-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2002-08-02
CIK 744218

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-15006 AVANT IMMUNOTHERAPEUTICS, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	No. 13-3191702 (I.R.S. Employer Identification No.)

119 Fourth Avenue, Needham, Massachusetts (Address of principal executive offices)	02494-2725 (Zip Code)

(781) 433-0771 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of July 30, 2002, 60,458,397 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q Quarter Ended June 30, 2002 Table of Contents

Page
Part I — Financial Information

Consolidated Balance Sheet at June 30, 2002 and December 31, 2001	3

Consolidated Statement of Operations for the Three Months Ended
June 30, 2002 and 2001	4

Consolidated Statement of Operations for the Six Months Ended
June 30, 2002 and 2001	5

Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits	17
(b) Reports on Form 8-K	17

Signatures	18

Certifications	19

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED BALANCE SHEET June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
ASSETS	(unaudited)
Current Assets:
Cash and Cash Equivalents	$31,668,000	$42,665,900
Accounts Receivable	224,100	267,200
Inventories	47,100	71,500
Prepaid Expenses and Other Current Assets	538,800	338,800

Total Current Assets	32,478,000	43,343,400

Property and Equipment, Net	1,076,000	987,800
Intangible and Other Assets	7,673,200	8,117,200
Goodwill	1,036,300	1,036,300

Total Assets	$42,263,500	$53,484,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$592,300	$1,129,500
Accrued Expenses	2,886,100	2,732,600
Current Portion Deferred Revenue	1,635,500	1,660,400

Total Current Liabilities	5,113,900	5,522,500

Long-Term Deferred Revenue	1,923,600	2,693,400

Stockholders’ Equity:
Common Stock, $.001 Par Value: 100,000,000 Shares
Authorized; 60,458,400 Issued and Outstanding at
June 30, 2002 and 60,449,100 Issued and
Outstanding at December 31, 2001	60,500	60,400
Additional Paid-In Capital	223,316,800	223,281,800
Accumulated Deficit	(188,151,300)	(178,073,400)

Total Stockholders’ Equity	35,226,000	45,268,800

Total Liabilities and Stockholders’ Equity	$42,263,500	$53,484,700

See accompanying notes to unaudited consolidated financial statements 3

AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED STATEMENT OF OPERATIONS For the Three Months Ended June 30, 2002 and 2001 (Unaudited)

	June 30, 2002	June 30, 2001

REVENUE:
Product Development and Licensing Agreements	$522,400	$731,600
Product Sales	120,400	94,200

Total Revenue	642,800	825,800

OPERATING EXPENSE:
Research and Development	4,066,400	5,440,500
Selling, General and Administrative	1,687,500	1,188,200
Cost of Product Sales	17,000	8,200
Amortization of Acquired Intangible Assets	198,800	198,800
Amortization of Goodwill	—	145,200

Total Operating Expense	5,969,700	6,980,900

Operating Loss	(5,326,900)	(6,155,100)
Investment Income, Net	162,600	494,800

Net Loss	$(5,164,300)	$(5,660,300)

Basic and Diluted Net Loss Per Common Share	$(0.09)	$(0.10)

Weighted Average Common Shares Outstanding	60,458,400	57,355,400

See accompanying notes to unaudited consolidated financial statements 4

AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED STATEMENT OF OPERATIONS For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

	June 30, 2002	June 30, 2001

REVENUE:
Product Development and Licensing Agreements	$1,107,700	$1,469,300
Product Sales	225,900	215,500

Total Revenue	1,333,600	1,684,800

OPERATING EXPENSE:
Research and Development	8,476,000	9,502,400
Selling, General and Administrative	2,873,400	2,327,000
Cost of Product Sales	30,700	18,300
Amortization of Acquired Intangible Assets	397,600	397,600
Amortization of Goodwill	—	290,400

Total Operating Expense	11,777,700	12,535,700

Operating Loss	(10,444,100)	(10,850,900)
Investment Income, Net	366,200	1,177,300

Net Loss	$(10,077,900)	$(9,673,600)

Basic and Diluted Net Loss Per Common Share	$(0.17)	$(0.17)

Weighted Average Common Shares Outstanding	60,457,900	57,303,800

See accompanying notes to unaudited consolidated financial statements 5

AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

	June 30, 2002	June 30, 2001

Cash Flows from Operating Activities:
Net Loss	$(10,077,900)	$(9,673,600)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	830,400	1,112,100
Write-off of Capitalized Patent Costs	—	22,400
Changes in Assets and Liabilities:
Accounts Receivable	43,100	(230,000)
Inventories	24,400	(25,700)
Prepaid Expenses and Other Current Assets	(200,000)	(36,100)
Increase in Other Non-Current Assets	(13,400)	—
Accounts Payable and Accrued Expenses	(383,700)	(156,300)
Deferred Revenue	(794,700)	(686,500)
Lease Receivable	—	215,800
Lease Payable	—	(149,700)

Net Cash Used in Operating Activities	(10,571,800)	(9,607,600)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(341,300)	(226,600)
Increase in Patents and Licenses	(119,900)	(83,900)

Net Cash Used in Investing Activities	(461,200)	(310,500)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	35,100	447,100

Net Cash Provided by Financing Activities	35,100	447,100

Decrease in Cash and Cash Equivalents	(10,997,900)	(9,471,000)
Cash and Cash Equivalents at Beginning of Period	42,665,900	50,177,000

Cash and Cash Equivalents at End of Period	$31,668,000	$40,706,000

See accompanying notes to unaudited consolidated financial statements 6

AVANT IMMUNOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements
June 30, 2002

(1) Nature of Business

     AVANT Immunotherapeutics, Inc. (“AVANT” or the “Company”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a broad portfolio of vaccines against viral and bacterial diseases, including single-dose oral vaccines aimed at protecting travelers from cholera, typhoid fever and other illnesses. In addition, the Company is conducting clinical studies of a proprietary vaccine candidate for cholesterol management. AVANT further leverages the value of its technology portfolio through corporate partnerships. Current collaborations encompass the development of an oral human rotavirus vaccine, vaccines to combat threats of biological warfare, and vaccines addressed to human food safety and animal health.

     The unaudited consolidated financial statements include the accounts of AVANT and its wholly owned subsidiary, Megan Health, Inc. All intercompany transactions have been eliminated.

(2) Interim Financial Statements

     The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2002 and 2001 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial positions at June 30, 2002, the results of operations for the quarters and six-month periods ended June 30, 2002 and 2001, and the cash flows for the three months and six months ended June 30, 2002 and 2001. The results of operations for the quarter and six-month period ended June 30, 2002 are not necessarily indicative of results for any future interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the footnotes contained in AVANT’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3) Inventories

     Inventories are stated at the lower of cost or market. Inventories consist of finished products at June 30, 2002 and December 31, 2001. Cost is determined using the first-in, first-out (FIFO) method.

(4) Property and Equipment

Property and equipment includes the following:

	June 30, 2002	December 31, 2001
Laboratory Equipment	$2,290,900	$2,235,200
Office Furniture and Equipment	1,548,400	1,504,700
Leasehold Improvements	1,447,300	1,206,300

Property and Equipment, Total	5,286,600	4,946,200
Less Accumulated Depreciation and Amortization	(4,210,600)	(3,958,400)

	$1,076,000	$987,800

(5) Goodwill, Intangible and Other Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, AVANT was required to adopt SFAS 142 and cease amortization of goodwill effective January 1, 2002.

     Goodwill: We adopted SFAS 142 in January 2002. Prior to the adoption, the carrying amount of goodwill was approximately $1,036,300. In accordance with the provisions of SFAS 142, we reclassified our assembled workforce intangible assets of $277,800 to goodwill. AVANT has concluded that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of January 1, 2002. The fair value of the reporting unit was determined using AVANT’s market capitalization as of January 2, 2002. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed as of that date.

     Intangible and Other Assets: Intangible and other assets include the following:

	June 30, 2002	December 31, 2001
Capitalized Patent Costs	$2,590,600	$2,470,700
Accumulated Amortization	(1,357,200)	(1,177,300)

Capitalized Patent Costs, Net	1,233,400	1,293,400

Acquired Intangible Assets:
Collaborative Relationships	1,090,000	1,090,000
Core Technology	1,786,900	1,786,900
Developed Technology	3,263,100	3,263,100
Strategic Partner Agreement	2,563,900	2,563,900
Accumulated Amortization	(2,348,900)	(1,951,400)

Acquired Intangible Assets, Net	6,355,000	6,752,500

Other Non Current Assets	84,800	71,300

	$7,673,200	$8,117,200

8

     All of our intangible assets are amortized over their useful lives. Total amortization expense for intangible assets was $198,800 and $397,600 for the three-month and six-month periods ended June 30, 2002 and $198,800 and $397,600 for the three-month and six-month periods ended June 30, 2001.

     The estimated future amortization expense of intangible assets as of June 30, 2002 for the remainder of fiscal year 2002 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2002 (remaining six months)	$397,600
2003	795,200
2004	795,200
2005	795,200
2006	795,200
2007	760,200

     Adjusted Net Loss: The following table presents the impact SFAS 142 would have had on our net loss and net loss per share had the standard been in effect for the three months and six months ended June 30, 2001:

	Three Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted

Net Loss	$(5,660,300)	$(145,200)	$(5,515,100)

Net Loss per Common Share	$(0.10)	$—	$(0.10)

	Six Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted

Net Loss	$(9,673,600)	$(290,400)	$(9,383,200)

Net Loss per Common Share	$(0.17)	$(0.01)	$(0.16)

(6) Net Income (Loss) Per Share

     Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period. We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and six-month periods ended June 30, 2002 and 2001 as its inclusion would have been anti-dilutive. A total of 5,137,600 and 4,814,400 stock options and warrants were excluded from the computation of weighted average common shares as of June 30, 2002 and 2001, respectively, as they were anti-dilutive.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This quarterly report on Form 10-Q includes forward-looking statements which reflect AVANT's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. You should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. These factors include, but are not limited to: (1) the ability to successfully complete development and commercialization of products, including the cost, timing, scope and results of preclinical and clinical testing; (2) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies, and the adaptation of our attenuated vaccine technology to different infectious diseases; (3) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (4) the volume and profitability of product sales of Megan(R)Vac 1 and other future products; (5) changes in existing and potential relationships with corporate collaborators; (6) the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (7) the timing, cost and uncertainty of obtaining regulatory approvals; (8) the ability to obtain substantial additional funding; (9) the ability to develop and commercialize products before competitors; (10) the integration of Megan Health's business and programs; and (11) the ability to retain certain members of management.

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

ACQUISITIONS

     Megan Health, Inc.: On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. (“Megan”), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. In connection with the acquisition, we recorded a charge of $9,012,300 for acquired in-process research and development (“IPR&D”),which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.

     As of the date of the acquisition, Megan was engaged in three significant research and development projects. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates in each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants. As of June 30, 2002, management’s estimates have not materially changed.

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

     Virus Research Institute, Inc.: On August 21, 1998, AVANT acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. In connection with the acquisition, we recorded a charge of $44,630,000 for acquired IPR&D,which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. As of June 30, 2002, none of the acquired research and development projects had reached technical feasibility.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 to our 2001 Form 10-K. There have been no changes to these policies since December 31, 2001.

RECENT DEVELOPMENTS

     Cholesterol Treatment Vaccine: We are developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (“CETP”), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein). We are developing this vaccine (CETi-1) to stimulate an immune response against CETP, which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis. We have conducted preliminary studies of rabbits, which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions. In September 1999, we initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study was to demonstrate the safety of single administrations of the vaccine at four different dosage strengths and results were announced in January 2001.

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

     These data were extremely helpful in moving the program forward to a placebo controlled Phase II study, which was initiated in August 2001, in approximately 200 patients with low levels of HDL cholesterol. The objectives of the study are to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters. The primary endpoint is the change in HDL cholesterol measured after the six-month booster. Results are expected from the trial during the second half of 2003. As clinical data become available, we plan to seek a corporate partner to complete development and to commercialize the CETi-1 vaccine.

     On June 25, 2002, we announced that the United States Patent and Trademark Office issued U.S. patent 6,410,022, a key patent that underlies the CETi-1 product candidate presently under study in the Phase II clinical trial, and underpins AVANT’s broad intellectual property coverage of vaccine approaches to inhibiting CETP.

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

     Travelers’ Vaccines: AVANT has assembled a technology portfolio for the development of single-dose, oral vaccines aimed at providing rapid protection from five of the most important causes of severe diarrhea diseases. We are developing a single dose, oral cholera vaccine using a live, genetically attenuated cholera strain. Based on this technology, developed in academia, we have developed the vaccine through early clinical trials. In May 2001, AVANT announced results of a Phase IIb clinical trial performed and funded by the Walter Reed Army Institute of Research (“WRAIR”) and the National Institutes of Health (“NIH”) in vaccinated individuals challenged with live, virulent cholera. Results of this study demonstrated the ability of AVANT’s vaccine candidate, CholeraGarde™, to provide complete protection against the primary endpoint, moderate and severe diarrhea. In May 2002, we initiated a Phase II dose ranging study in 120 adult volunteers to identify a dose of cholera vaccine that will produce an optimal immune response combined with an optimal safety profile. AVANT plans to initiate pivotal Phase III clinical trials with CholeraGarde™ upon receipt of cGMP commercial grade material from its manufacturing partner, Bio Sidus.

     In February 2002, AVANT announced the signing of a clinical research agreement with the International Vaccine Institute (“IVI”) aimed at conducting clinical trials of AVANT’s CholeraGarde™ vaccine in Bangladesh. Under the direction of John D. Clemens, M.D., IVI plans to begin conducting clinical trials of our cholera vaccine in Bangladesh during 2002. These trials will provide important safety and immunogenicity data on our cholera vaccine in endemic areas.

     Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s travelers’ vaccine franchise. We plan to initiate a Phase I/II in-patient safety and dose ranging clinical study aimed at demonstrating clinical proof-of-principle for the second product in our vaccine portfolio, Ty800. This trial will be followed by a larger Phase II out-patient safety and immunogenicity study in approximately 200 adult volunteers planned for the second half of 2003. AVANT has designed the Ty800 vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. With the acquisition of Megan, AVANT gained access to technologies for developing vaccines against Shigella, Campylobacter and enterotoxigenic E. coli, three additional causes of serious diarrheal diseases worldwide. These three vaccine programs are currently in pre-clinical development.

     AVANT’s single dose, oral vaccine technology is currently addressed to serious bacterial diseases. However, the attenuated live bacteria used to create these vaccines also can serve as vectors for the development of vaccines against other bacterial and viral diseases. We are exploring further opportunities to use this technology to create potent, single-dose oral vaccines that rapidly protect military personnel and civilians against bacterial and viral agents used in biowarfare or terrorist activities. On July 2, 2002, we announced the receipt of a Phase I SBIR grant from the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) to support the development of our single oral-dose bacterial vectors to immunize people against anthrax.

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

     We elected to independently develop and commercialize TP10 for pediatric and adult cardiac surgery. In February 2002, we announced that the results of a placebo-controlled Phase II trial in adults patients showed that TP10 failed to meet the trial’s primary endpoint. TP10 was well tolerated with no apparent differences in the safety profiles of the treatment groups.

     Based on the outcomes of the adult TP10 trial, AVANT no longer plans to advance clinical development of the complement inhibitor program on its own or to invest a significant amount of its own resources into the development of this program going forward. Instead, we plan to seek partnering arrangements to capture the value inherent in this program and its strong intellectual property.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2002 as Compared
With the Three-Month Period Ended June 30, 2001

     AVANT reported consolidated net loss of $5,164,300, or $.09 per share, for the second quarter ended June 30, 2002, compared with a net loss of $5,660,300, or $.10 per share per share, for the second quarter ended June 30, 2001. The weighted average common shares outstanding used to calculate net loss per common share was 60,458,400 in 2002 and 57,355,400 in 2001.

     Revenue: Total revenue decreased $183,000, or 22.2%, to $642,800 for the second quarter of 2002 compared to $825,800 for the second quarter of 2001.

     Product development and licensing revenue decreased $209,200, or 28.6%, to $522,400 in 2002 from $731,600 in 2001. In 2002, product development and licensing revenue consisted primarily of $384,900 for the amortization of nonrefundable license fees from Novartis and Pfizer, $125,000 in funded research from Pfizer, and $12,500 in license fees from DynPort. In 2001, we recognized $384,900 in the amortization of nonrefundable license fees from Novartis and Pfizer, $125,000 in funded research and development from Pfizer and $221,700 received in connection with government grants.

     Product sales for the second quarter of 2002 totaled $120,300 compared to $94,200 for 2001 and were derived from sales of our Megan® Vac 1 product, a vaccine for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan.

     Operating Expense: Total operating expense decreased $1,011,200, or 14.5%, to $5,969,700 for the second quarter of 2002 compared to $6,980,900 for the second quarter of 2001. The decrease in total operating expense for 2002 compared to 2001 is primarily attributed to a reduction in sponsored research spending, clinical trials costs and clinical materials costs incurred in connection with AVANT’s TP10 adult and pediatric programs, offset in part by increased consultancy costs, legal expenses and facility rent.

     Research and development expense decreased $1,374,100, or 25.3%, to $4,066,400 for the second quarter of 2002 from $5,440,500 for the second quarter of 2001. The decrease in 2002 compared to 2001 is primarily attributed to reduced costs associated with conducting clinical trials and sponsored research for the TP10 programs, offset in part by increased clinical material costs and expenses associated with the manufacture of clinical materials for the CholeraGarde™ and Ty800 travelers’ vaccines programs, and increased facility related expenses.

     Selling, general and administrative expense increased $499,300, or 42%, to $1,687,500 for the second quarter of 2002 compared to $1,188,200 for the second quarter of 2001. The increase in expense in 2002 compared to 2001 is primarily due to increased legal expenses and consultancy costs, offset in part by a decrease in selling and marketing expense in 2002.

     Amortization expense of goodwill decreased $145,200 for the second quarter of 2002 from the comparable period in 2001 as a result of the adoption of SFAS 142 under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.

     Investment Income, Net: Interest income decreased $332,100, or 67.1%, to $162,700 for the second quarter of 2002 compared to $494,800 for the second quarter of 2001. The decrease is primarily due to significantly lower interest rates and lower average cash balances during the second quarter of 2002 compared to the second quarter of 2001.

Six-Month Period Ended June 30, 2002 as Compared
with the Six-Month Period Ended June 30, 2001

     AVANT reported consolidated net loss of $10,077,900, or $.17 per share, for the six months ended June 30, 2002, compared with a net loss of $9,673,600, or $.17 per share, for the six months ended June 30, 2001. The weighted average common shares outstanding used to calculate net loss per common share was 60,457,900 in 2002 and 57,303,800 in 2001.

     Revenue: Total revenue decreased $351,200, or 20.8%, to $1,333,600 for the first six months of 2002 compared to $1,684,800 for the first six months of 2001.

     Product development and licensing revenue decreased $361,600, or 24.6%, to $1,107,700 for the first six months of 2002 from $1,469,300 for the first six months of 2001. In 2002, we recognized $769,800 in the amortization of nonrefundable license fees from Novartis and Pfizer, $250,000 in funded research from Pfizer, $50,000 in license fee and milestone payments from DynPort and $37,900 received in connection with government grants. In 2001, we recognized $769,800 in the amortization of nonrefundable license fees from Novartis and Pfizer, $164,000 from Innogenetics, Inc. in connection with its acquisition of the TRAx business in 1999, $292,000 in funded research and development from Pfizer and $243,500 received in connection with government grants.

     Product sales for the first six months of 2002 totaled $225,900 compared to $215,500 for 2001 and were derived from sales of our Megan®Vac 1 salmonella vaccine product.

     Operating Expense: Total operating expense decreased $758,000, or 6.0%, to $11,777,700 for the first six months of 2002 compared to $12,535,700 for the first six months of 2001. The decrease in total operating expense for the first six months of 2002 compared to the first six months of 2001 is primarily due to a reduction in costs associated with conducting sponsored research and clinical trials of TP10, offset in part by an increase in costs incurred in connection with AVANT’s travelers’ vaccine programs and CETi-1 clinical program.

     Research and development expense decreased $1,026,400, or 10.8%, to $8,476,000 for the first six months of 2002 compared to $9,502,400 for the first six months of 2001. The decrease in 2002 compared to 2001 is primarily due to a reduction in clinical material costs and sponsored research and clinical trial costs associated with the TP10 programs, offset in part by increased consultancy costs and spending associated with the manufacture of clinical materials for the travelers’ vaccines programs.

     Selling, general and administrative expense increased $546,400, or 23.5%, to $2,873,400 for the first six months of 2002 compared to $2,327,000 for the first six months of 2001. The increase is primarily attributed to increased legal, consulting and insurance expenses, offset in part by a decrease in selling and marketing expense in 2002.

     Amortization expense of goodwill decreased $290,400 in the first six months of 2002 from the comparable period in 2001 as a result of the adoption of SFAS 142 under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.

     Investment Income, Net: Net investment income decreased $811,100, or 68.9%, to $366,200 for the first six months of 2002 compared to $1,177,300 for the first six months of 2001. The decrease is primarily due to lower average cash balances and significantly lower interest rates during the first six months of 2002 compared to the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     AVANT ended the second quarter of 2002 with cash and cash equivalents of $31,668,000 compared to cash and cash equivalents of $42,665,900 at December 31, 2001.

     Net cash used in operating activities increased to $10,571,800 for the first six months of 2002 compared to $9,607,600 for the first six months of 2001. The increase is primarily attributed to the increase in net loss incurred in 2002 compared to 2001.

     Net cash used in investing activities increased to $461,200 for the first six months of 2002 compared to $310,500 for the first six months of 2001. The increase is primarily due to increased investment in property and equipment, particularly leasehold improvements, in 2002 compared to 2001.

     Net cash provided by financing activities was $35,100 for the first six months of 2002 compared to $447,100 for the first six months of 2001. The decrease is due to a decrease in proceeds from the exercise of stock options and warrants.

     AVANT believes that cash inflows from existing collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond June 30, 2003. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements. During 2002, we expect to take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering. There can be no assurance that such efforts will be successful.

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

     We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2002 and December 31, 2001 due to the short-term maturities of these instruments.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 8, 2002, AVANT held its Annual Meeting of Stockholders at which the stockholders approved an amendment to the 1999 Stock Option and Incentive Plan and elected seven directors to our Board of Directors.

     At the Annual Meeting of Stockholders, the following votes were tabulated for the two proposals before AVANT’s Stockholders:

     PROPOSAL I
     To amend the 1999 Stock Option and Incentive Plan to increase the number of reserved shares under the Plan from 2,000,000 to 3,500,000 shares.

For	Against	Abstain
42,595,857	2,495,316	176,434

PROPOSAL II Election of Directors:

	Number of Shares/Votes
	For	Authority Withheld
J. Barrie Ward, Ph.D	44,606,224	661,384
Una S. Ryan, Ph.D	44,240,727	1,026,881
Frederick W. Kyle	44,662,517	605,091
Thomas R. Ostermueller	44,660,919	606,689
Harry H. Penner, Jr	44,547,519	720,089
Peter A. Sears	44,546,819	720,789
Karen Shoos Lipton	44,532,113	735,495

16

     The number of shares issued, outstanding and eligible to vote as of the record date of March 15, 2002 was 60,458,397. A quorum was present with 45,267,608 shares represented by proxies or 74.87% of the eligible voting shares.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC. BY:
Dated: July 30, 2002	/s/ Una S. Ryan —————————————— Una S. Ryan, Ph. D. President and Chief Executive Officer (Principal Executive Officer)
Dated: July 30, 2002	/s/ Avery W. Catlin —————————————— Avery W. Catlin Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

18

CERTIFICATIONS

As required by 18 U.S.C. Section 1350, I, Una S. Ryan, Ph.D., President and Chief Executive Officer, hereby certify that:

1. this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

2. the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 31, 2002	/s/ Una S. Ryan —————————————— Una S. Ryan, Ph. D.

     As required by 18 U.S.C. Section 1350, I, Una S. Ryan, Ph.D., Senior Vice President and Chief Financial Officer, hereby certify that:

1. this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

2. the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 31, 2002	/s/ Avery W. Catlin —————————————— Avery W. Catlin

19