Form 10-Q
period 2003-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2003-08-01
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act.)  Yes  ☐    No  ☒.

As of July 31, 2003, 64,920,728 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2003 and December 31, 2002

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,984,100	$25,070,700
Accounts Receivable	585800	230,900
Prepaid Expenses and Other Current Assets	465,100	558,400

Total Current Assets	18,035,000	25,860,000

Property and Equipment, Net	1,068,700	1,119,500
Intangible and Other Assets	8,641,900	7,217,400
Goodwill	1,036,300	1,036,300

Total Assets	$28,781,900	$35,233,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$187,100	$836,000
Accrued Expenses	2,153,700	2,098,900
Current Portion Deferred Revenue	1,522,700	497,700

Total Current Liabilities	3,863,500	3,432,600

Long-Term Deferred Revenue	207,400	456,200

Stockholders’ Equity:
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 60,468,700 Issued and 60,248,400 Outstanding at June 30, 2003 and 60,464,900 Issued and 60,332,300 Outstanding at December 31, 2002	60,500	60,500
Additional Paid-In Capital	223,326,300	223,322,900
Less: 220,300 and 132,600 Common Treasury Shares at Cost at June 30, 2003 and December 31, 2002	(227,700)	(136,400)
Accumulated Deficit	(198,448,100)	(191,902,600)

Total Stockholders’ Equity	24,711,000	31,344,400

Total Liabilities and Stockholders’ Equity	$28,781,900	$35,233,200

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)

	June 30, 2003	June 30, 2002

REVENUE:
Product Development and Licensing Agreements	$217,700	$522,400
Government Contract Revenue	818,600	—
Product Royalties	42,100	—
Product Sales	—	120,400

Total Revenue	1,078,400	642,800

OPERATING EXPENSE:
Research and Development	2,673,400	4,066,400
Selling, General and Administrative	1,351,700	1,687,500
Cost of Product Sales	—	17,000
Amortization of Acquired Intangible Assets	248,800	198,800

Total Operating Expense	4,273,900	5,969,700

Operating Loss	(3,195,500)	(5,326,900)

Investment Income, Net	12,200	162,600

Net Loss	$(3,183,300)	$(5,164,300)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.09)

Weighted Average Common Shares Outstanding	60,468,700	60,458,400

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	June 30, 2003	June 30, 2002

REVENUE:
Product Development and Licensing Agreements	$387,100	$1,107,700
Government Contract Revenue	1,295,600	—
Product Royalties	77,400	—
Product Sales	—	225,900

Total Revenue	1,760,100	1,333,600

OPERATING EXPENSE:
Research and Development	5,365,900	8,476,000
Selling, General and Administrative	2,576,400	2,873,400
Cost of Product Sales	—	30,700
Amortization of Acquired Intangible Assets	497,600	397,600

Total Operating Expense	8,439,900	11,777,700

Operating Loss	(6,679,800)	(10,444,100)

Investment Income, Net	134,300	366,200

Net Loss	$(6,545,500)	$(10,077,900)

Basic and Diluted Net Loss Per Common Share	$(0.11)	$(0.17)

Weighted Average Common Shares Outstanding	60,468,700	60,457,900

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	June 30, 2003	June 30, 2002

Cash Flows from Operating Activities:
Net Loss	$(6,545,500)	$(10,077,900)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	890,000	830,400
Changes in Assets and Liabilities:
Accounts Receivable	(354,900)	43,100
Inventories	—	24,400
Prepaid and Other Current Assets	93,300	(200,000)
Increase in Other Assets	—	(13,400)
Accounts Payable and Accrued Expenses	(594,100)	(383,700)
Deferred Revenue	776,200	(794,700)

Net Cash Used in Operating Activities	(5,735,000)	(10,571,800)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(157,900)	(341,300)
Increase in Patents	(105,800)	(119,900)
Cash Paid for Acquisition of Universal Preservation Technologies, Inc. Assets	(2,000,000)	—

Net Cash Used in Investing Activities	(2,263,700)	(461,200)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	3,400	35,100
Purchases of Treasury Stock	(91,300)	—

Net Cash (Used In) Provided by Financing Activities	(87,900)	35,100

Decrease in Cash and Cash Equivalents	(8,086,600)	(10,997,900)

Cash and Cash Equivalents at Beginning of Period	25,070,700	42,665,900

Cash and Cash Equivalents at End of Period	$16,984,100	$31,668,000

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Consolidated Financial Statements

June 30, 2003

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

(2)                                 Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002, and the cash flows for the six month periods ended June 30, 2003 and 2002.  The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included, when read in conjunction with AVANT’s Annual Report on Form 10-K for the year ended December 31, 2002, are adequate to make the information presented not misleading.

(3)                                 Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”.  Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  We adopted this statement as of December 31, 2002 and have included the appropriate disclosure herein.  The application of SFAS 148 has not had a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an

interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified during the first six months of fiscal 2003.  The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.  The following is a summary of our agreements, that we have determined are within the scope of FIN No. 45.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46).   The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs).   Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities.   FIN 46 applies to new entities that are created after the effective date, as well as to existing entities.  FIN 46 applies to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003.  Once it becomes effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities.  The Company believes that the adoption of FIN 46 will not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

(4)                                 Property and Equipment

Property and equipment includes the following:

	June 30, 2003	December 31, 2002

Laboratory Equipment	$2,408,600	$2,323,800
Office Furniture and Equipment	1,615,100	1,577,500
Leasehold Improvements	1,648,100	1,612,600
Property and Equipment, Total	5,671,800	5,513,900
Less Accumulated Depreciation and Amortization	(4,603,100)	(4,394,400)
	$1,068,700	$1,119,500

(5)                                 Intangible and Other Assets

Intangible and other assets include the following:

	Estimated Lives	June 30, 2003	December 31, 2002

Capitalized Patent Costs	10 years	$2,849,400	$2,743,600
Accumulated Amortization		(1,752,100)	(1,568,300)

Capitalized Patent Costs, Net		1,097,300	1,175,300

Acquired Intangible Assets:
Collaborative Relationships	5 years	1,090,000	1,090,000
Core Technology	10 years	3,786,900	1,786,900
Developed Technology	7 years	3,263,100	3,263,100
Strategic Partner Agreement	17 years	2,563,900	2,563,900
Accumulated Amortization		(3,244,000)	(2,746,500)

Acquired Intangible Assets, Net		7,459,900	5,957,400

Other Non Current Assets		84,700	84,700
		$8,641,900	$7,217,400

All of our intangible assets are amortized over their useful lives.  Total amortization expense for intangible assets was $248,800 and $497,600 for the three-month and six-month periods ended June 30, 2003 and $198,800 and $397,600 for the three-month and six-month periods ended June 30, 2002.

The estimated future amortization expense of intangible assets as of June 30, 2003 for the remainder of fiscal year 2003 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2003 (remaining six months)	$497,600
2004	995,100
2005	995,100
2006	995,100
2007	956,300
2008	956,300

(6)                                 Net Income (Loss) Per Share

Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period.  We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and six-month periods ended June 30, 2003 and 2002 as its inclusion would have been anti-dilutive.  A total of 5,215,800 and 5,137,600 stock options and warrants were excluded from the computation of weighted average common shares as of June 30, 2003 and 2002, respectively, as they were anti-dilutive.

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

The following are pro forma net loss and loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Loss:
As reported	$3,183,300	$5,164,300	$6,545,500	$10,077,900
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(206,800)	(265,100)	(432,900)	(545,300)
Pro forma	3,390,100	5,429,400	6,978,400	10,623,200

Basic and Diluted Net Loss Per Share:
As reported	$0.05	$0.09	$0.11	$0.17
Pro forma	0.06	0.09	0.12	0.18

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Expected stock price volatility	109%	109%	109%	109%
Expected option term	2.5 Years	2.5 Years	2.5 Years	2.5 Years
Risk-free interest rate	1.0 - 1.2%	1.8 - 3.8%	1.0 - 1.6%	1.8 - 4.6%
Expected dividend yield	None	None	None	None

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the factors detailed in the table above, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

(7)                                 Share Repurchase Plan

On August 16, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2 million shares of the Company’s common stock.  The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans.  The Company purchased 220,300 shares through June 30, 2003 at a cost of $227,700.  Approximately 1,779,700 shares remain authorized for repurchase under this program at June 30, 2003.

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

(9)                                 Subcontracts with DynPort Vaccine Company LLC

In January 2003, AVANT was awarded a subcontract to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies.  AVANT executed this initial subcontract with DynPort Vaccine Company LLC (DVC) and will be reimbursed on a time and materials basis for vaccine development research work performed by AVANT in the amount of $2.5 million.  In June 2003, AVANT was awarded two additional subcontracts marking further milestones in the company’s efforts with DVC to develop anthrax and plague vaccines for the U.S. Department of Defense.  The first award, in the amount of $344,000, covers stability testing of DVC’s injectable anthrax vaccine, which began Phase I clinical testing in October 2002.  The second award for approximately $1.3 million, supports preclinical animal testing of vaccine constructs being developed by AVANT for the oral combination vaccine against anthrax and plague.  AVANT expects to execute additional subcontracts with DVC.  Under the agreements, AVANT may receive in excess of $8 million over a two-year period, covering vaccine development through preclinical testing.

(10)                          Acquisition of Pharmacia Intellectual Property

In March 2003, AVANT acquired intellectual property, including a portfolio of pending patent applications, from Pharmacia Corporation for $200,000 in cash and contingently issuable warrants to acquire up to 300,000 shares of AVANT common stock in three tranches of 100,000 warrants each.  The warrants are to be issued upon achievement by AVANT of defined future milestones and will have an exercise price equal to the fair market value of AVANT’s common stock on the day granted.  The patent applications are directed to products or methods for stimulating an immune response against cholesteryl ester transfer protein (CETP), which mediates an important cholesterol transport mechanism.  The payment of $200,000 was recorded as a research and development expense during the first quarter of 2003.

(11)                          Subsequent Event

In July 2003, AVANT completed a private placement of approximately 4,444,444 shares of common stock and warrants to purchase 444,444 shares of common stock at $3.00 per share to an institutional investor.  Gross proceeds from the offering totaled $10 million.  Expenses associated with the transaction are expected to total approximately $700,000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance.  There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT.  These factors include, but are not limited to:  (1) the integration of multiple technologies and programs;(2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons and other disease causing agents; (3) the ability to successfully complete development and commercialization of CholeraGarde™ (Peru-15), Ty800, CETi-1 and of other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of CholeraGarde™ (Peru-15), Ty800, CETi-1 and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of CholeraGarde™ (Peru-15), Ty800, CETi-1 and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1 and other future products; (8) changes in existing and potential relationships with corporate collaborators; (9) the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (10) the timing, cost and uncertainty of obtaining regulatory approvals to use CholeraGarde™ (Peru-15) and Ty800, among other purposes, to protect travelers and people in endemic regions from diarrhea causing diseases, to use CETi-1, among other purposes, to raise serum HDL cholesterol levels and for other products; (11) the ability to obtain substantial additional funding; (12) the ability to develop and commercialize products before competitors; (13) the ability to retain certain members of management; and (14) other factors detailed from time to time in filings with the Securities and Exchange Commission.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

ACQUISITIONS

Universal Preservation Technologies, Inc.:  In January 2003, AVANT completed the acquisition of certain technology and intellectual property of Universal Preservation Technologies, Inc. (UPT), a privately held company based in San Diego, California, and the licensure of certain patent rights from Elan Drug Delivery Limited (a subsidiary of Elan Corporation plc).  As part of the acquisition, Elan Drug Delivery Limited (EDD) settled a patent interference with UPT.  Under the settlement agreement UPT assigned certain patent rights to EDD, and EDD licensed UPT’s and other related patents to AVANT.  EDD’s license to AVANT gives AVANT exclusive rights in connection with those patents relating to orally administered vaccines, and non-exclusive rights in certain other fields.

Through this transaction, AVANT has gained exclusive rights to UPT’s VitriLife® process for use in AVANT’s oral vaccines and certain other non-injectable applications.  VitriLife® is a patented drying method for the industrial-scale preservation of biological solutions and suspensions, such as proteins, enzymes, viruses, bacteria and other cells, which has the potential to cut production costs and improve product stability at room temperature or higher, thus eliminating the need for costly cold-chain distribution and storage of vaccines – the major challenge to vaccine affordability in many areas of the world facing endemic disease.  The acquisition of UPT’s assets includes only technology and patents; AVANT did not acquire UPT’s San Diego facility or employees in this transaction.  We have determined that this technology has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs.  AVANT paid an aggregate of $2,000,000 in consideration in the transaction, recorded this value to acquired intangible assets, and is amortizing these assets over their estimated lives of ten years.

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

Virus Research Institute, Inc.:  On August 21, 1998, AVANT acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children.  In connection with the acquisition, we recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of June 30, 2003, none of the acquired research and development projects had reached technical feasibility.

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children.  No vaccine against rotavirus is currently on the market.  In 1997, we licensed our oral rotavirus vaccine to Glaxo.  In 1999, after our Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development.  Glaxo has completed Phase I/II bridging studies in over 6,000 infants in Europe, Latin America and Asia using its two-dose oral rotavirus vaccine, called Rotarix™.  AVANT expects Glaxo to initiate global Phase III clinical trials of Rotarix™ in the second half of 2003.  Assuming product development and commercialization continues satisfactorily, we may receive additional milestone payments upon the achievement of specified milestones.  In addition, we will be entitled to royalties based on net sales of Rotarix™.

Cholesterol Management Vaccine:  We are developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (CETP), which may be useful in reducing risks associated with atherosclerosis.  CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein).  We are developing this vaccine, CETi-1, to stimulate an immune response against CETP, which we believe may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis.  We have conducted preliminary studies of rabbits, which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of blood vessel lesions.

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

Bacterial Vaccines:  Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise.  During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde™ which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the International Vaccine Institute (IVI) in Bangladesh where cholera is endemic.  IVI is assessing the safety and immunogenicity of the vaccine in adults before moving into progressively younger pediatric populations, eventually studying the vaccine in infants as young as nine months.  To date, IVI has completed testing in adults and is now vaccinating toddlers, ages 2 to 5 years.  AVANT expects IVI to provide data from the adult and toddler portions of this study during the second half of 2003.

During the second quarter of 2003, AVANT terminated its manufacturing contract with Bio Sidus, S.A., of Buenos Aires, Argentina, for the manufacture of its CholeraGarde™ vaccine.  Simultaneously,

AVANT has commenced arbitration proceedings in the State of New York to reconcile contractual issues between the two companies.  AVANT believes it has fully accrued for any potential costs.  Clinical material for the IVI trials in Bangladesh previously has been manufactured by the Walter Reed Army Institute of Research (WRAIR), and AVANT and WRAIR have entered into a manufacturing agreement to supply CholeraGarde™.

In addition, the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and AVANT have agreed for the NIAID to conduct a Phase I in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine.  The trial is planned for a NIAID-funded clinical site using NIAID-funded clinical material.  The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study.  Finally, we are developing three additional bacterial vaccines against enterotoxigenic E. coli, Shigella and Campylobacter — all important causes of serious diarrheal diseases worldwide.  These three programs are in pre-clinical development.

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

In October 2001, AVANT granted DynPort Vaccine Company LLC (DVC) a license for exclusive rights to use certain components of AVANT’s vaccine technology.  In October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers.  The vaccine candidate consists of a highly purified protein – Protective Antigen – derived from the anthrax bacterium using recombinant technology and advance production processes licensed from AVANT.  DVC hopes this vaccine will offer a safe, effective product to support the country’s need for a new-generation anthrax vaccine.  The Phase I trial is being conducted at WRAIR in conjunction with the Henry M. Jackson Foundation.  The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine being developed for the U.S. Department of Defense (DoD) through the Joint Vaccine Acquisition Program (JVAP).  In June 2003, AVANT was awarded a subcontract by DVC, in the amount of $344,000, which covers stability testing of DVC’s injectable anthrax vaccine.

In July 2002, AVANT was awarded a Phase I Small Business Innovation Research (SBIR) grant to support the development of the Company’s oral, single-dose bacterial vectors to immunize people against anthrax.  Vaccine delivery using live, attenuated bacteria is particularly well suited for situations where ease of administration and rapid onset of immunity are required, such as for protection against biological warfare agents.  The NIAID of the NIH awarded this Live Attenuated Vaccines Against Anthrax grant, which provides approximately $125,000 in funding to AVANT.

Further, in January 2003, AVANT was awarded a subcontract to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies.  AVANT executed this initial subcontract with DynPort Vaccine Company LLC (DVC) and will be reimbursed on a time and materials basis for vaccine development research work performed by AVANT in the amount of $2.5 million.  In June 2003, AVANT was awarded a second subcontract for approximately $1.3 million to support preclinical animal testing of vaccine constructs being developed by AVANT for the oral combination vaccine against anthrax and plague.  AVANT expects to execute additional subcontracts with DVC.  Under the agreement, AVANT may receive in excess of $8 million over a two-year period, covering vaccine development through preclinical testing.

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

Modern biotechnology offers great potential for bettering health conditions worldwide.  New vaccine technologies, in particular, can provide avenues to disease prevention and treatment with notable advantages over drugs in terms of patient compliance and cost.  They also offer strategies to solve global health problems, to protect both civilians and military from biowarfare threats, and to increase the safety of our food supply.  Our goal is to become a leading developer of innovative vaccines that address health care needs on a global basis.  In this regard, we have recently completed the acquisition of VitriLife®, a new technology with the potential to reduce manufacturing costs and improve product stability, eliminating the need for vaccine refrigeration.  With this technology and our Cholera- and Salmonella-vectored delivery technologies, named VibrioVec™ and SalmoVec™, we can now develop a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and requiring no refrigeration.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2003 as Compared With the Three Month Period Ended March 31, 2002

AVANT reported consolidated net loss of $3,183,300, or $.05 per share, for the second quarter ended June 30, 2003, compared with a net loss $5,164,300, or $.09 per share, for the second quarter ended June 30, 2002.  The weighted average common shares outstanding used to calculate net loss per common share was 60,468,700 in 2003 and 60,458,400 in 2002.

Revenue:  Total revenue increased $435,600, or 67.8%, to $1,078,400 for the second quarter of 2003 compared to $642,800 for the second quarter of 2002.

Product development and licensing revenue decreased $304,700, or 58.3%, to $217,700 in 2003 from $522,400 in 2002.  In 2003, product development and licensing revenue consisted primarily of $124,400 for the amortization of nonrefundable license fees from Pfizer, $50,000 in distribution fees from Lohmann Animal Health International (LAHI), $12,500 in license fee payments from DynPort and $30,800 received in connection with government grants.  In 2002, product development and licensing revenue consisted primarily of $384,900 for the amortization of nonrefundable license fees from Novartis and Pfizer, $125,000 in funded research from Pfizer, and $12,500 in license fees from DynPort.

In January 2003, AVANT was awarded a Department of Defense subcontract from its partner, DVC, which supports the development of an oral, combination vaccine against both anthrax and plague using our vectored vaccine technology.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT in the amount of $2.5 million.  In June 2003, AVANT was awarded two additional subcontracts marking further milestones in the company’s efforts with DVC to develop anthrax and plague vaccines for the U.S. Department of Defense.  The first award, in the amount of $344,000, covers stability testing of DVC’s injectable anthrax vaccine, which began Phase I clinical testing in October 2002.  The second award, for approximately $1.3 million, supports pre-clinical animal testing of vaccine constructs being developed by AVANT for the oral combination vaccine against anthrax and plague.  Under these agreements, AVANT recognized $818,600 in government contract revenue during the second quarter of 2003.

As of September 1, 2002, we transferred the marketing and distribution of the Megan poultry product line to our partner, Lohmann Animal Health International (LAHI), and in the second quarter of 2003 AVANT received a percentage of all Megan®Vac 1 product sales as product royalty payments totaling $42,100.  Product sales for the second quarter of 2002 totaled $120,400 and were derived from sales of the Megan®Vac 1 product, a vaccine for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan.

Operating Expense:  Total operating expense decreased $1,695,800, or 28.4%, to $4,273,900 for the second quarter of 2003 compared to $5,969,700 for the second quarter of 2002.  The decrease in total operating expense for 2003 compared to 2002 primarily results from a reduction in research and development expense in the second quarter of 2003 due to decreased clinical trials costs of $353,400 related to a decline in the number of clinical trials being managed by AVANT during the quarter and a reduction in contract manufacturing and consulting costs of $1,483,700 associated with the bacterial vaccines programs.  During the second quarter of 2003, AVANT terminated its manufacturing contract with Bio Sidus, S.A., of Buenos Aires, Argentina, for the manufacture of its CholeraGarde™ vaccine.  Simultaneously, AVANT has commenced arbitration proceedings in the State of New York to reconcile contractual issues between the two companies.

Research and development expense decreased $1,393,000, or 34.2%, to $2,673,400 in 2003 from $4,066,400 for the second quarter of 2002.  The decrease in 2003 compared to 2002 is primarily due to a decrease in the number of clinical trials and a reduction in expense associated with the manufacture of clinical materials for the bacterial vaccines programs, as during the second quarter of 2003 there was limited contract manufacturing activity.  The decrease in research and development expense further resulted from declines in personnel and related expenses and manufacturing consultancy costs, offset in part by increases in license fees and facility-related costs.

Selling, general and administrative expense decreased $335,800, or 19.9%, to $1,351,700 in 2003 compared to $1,687,500 for the second quarter of 2002.  The decrease in expense in 2003 compared to 2002 is primarily attributed to a decrease in selling and marketing expense in 2003, in personnel and related costs and consultancy costs, offset partly by an increase in legal expenses, insurance expenses and facility-related costs.

Amortization expense of acquired intangible assets was $248,800 in 2003 compared to $198,800 in 2002.

Investment Income, Net:  Interest income decreased $150,400, or 92.5%, to $12,200 for the second quarter of 2003 compared to $162,600 for the second quarter of 2002.  The decrease is due to significantly lower interest rates and lower average cash balances during the second quarter of 2003 compared to the second quarter of 2002 and a $50,000 adjustment recorded in the second quarter of 2003 to reverse interest income that was incorrectly recorded in the first quarter of 2003.

Six-Month Period Ended June 30, 2003 as Compared with the Six-Month Period Ended June 30, 2002

AVANT reported consolidated net loss of $6,545,500, or $.11 per share, for the six months ended June 30, 2003, compared with a net loss of $10,077,900, or $.17 per share, for the six months ended June 30, 2002.  The weighted average common shares outstanding used to calculate net loss per common share was 60,468,700 in 2003 and 60,457,900 in 2002.

Revenue:  Total revenue increased $426,800, or 32.0%, to $1,760,100 for the first six months of 2003 compared to $1,333,600 for the first six months of 2002.

Product development and licensing revenue decreased $720,600, or 65.1%, to $387,100 for the first six months of 2003 from $1,107,700 for the first six months of 2002.  In 2003, product development and licensing revenue consisted primarily of $248,800 for the amortization of nonrefundable license fees from Pfizer, $10,000 in funded research from Pfizer, $50,000 in distribution fees from LAHI, $25,000 in license fee payments from DynPort and $53,300 received in connection with government grants.  In 2002, we recognized $769,800 in the amortization of nonrefundable license fees from Novartis and Pfizer, $250,000 in funded research from Pfizer, $50,000 in license fee and milestone payments from DynPort and $37,900 received in connection with government grants.

During the first six months of 2003, AVANT received three subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT in the aggregate amount of $4.1 million.  Under these agreements, AVANT recognized $1,295,600 in government contract revenue during the first six months of 2003.

As of September 1, 2002, we transferred the marketing and distribution of the Megan poultry product line to our partner, LAHI, and for the first six months of 2003 AVANT received a percentage of all Megan®Vac 1 product sales as product royalty payments totaling $77,400.  Product sales for the first six months of 2002 totaled $225,900 and were derived from sales of our Megan®Vac 1 salmonella vaccine product.

Operating Expense:  Total operating expense decreased $3,337,800, or 28.3%, to $8,439,900 for the first six months of 2003 compared to $11,777,700 for the first six months of 2002.  The decrease in total operating expense for the first six months of 2003 compared to the first six months of 2002 is primarily due to a reduction in costs associated with conducting sponsored research and clinical trials, and a decrease in contract manufacturing and consulting costs associated with the bacterial vaccines programs.

Research and development expense decreased $3,110,100, or 36.7%, to $5,365,900 for the first six months of 2003 compared to $8,476,000 for the first six months of 2002.  The decrease in 2003 compared to

2002 is primarily due to reductions in contract manufacturing costs, sponsored research and clinical trial costs associated with the company’s clinical programs.  It also reflects declines in personnel and related expenses, lab supplies and manufacturing consultancy costs, offset partly by increases in license fees, consultancy costs, legal and facility related expenses.

Selling, general and administrative expense decreased $297,000, or 10.3%, to $2,576,400 for the first six months of 2003 compared to $2,873,400 for the first six months of 2002.  The decrease in 2003 is primarily attributed to a decrease in personnel and related expenses and in selling and marketing expense, offset partly by increased facility related, legal, consulting and insurance expenses.

Amortization expense of acquired intangible assets was $497,600 in the first six months of 2003 compared to $397,600 in 2002.

Investment Income, Net:  Net investment income decreased $231,900, or 63.3%, to $134,300 for the first six months of 2003 compared to $366,200 for the first six months of 2002.  The decrease is primarily due to lower average cash balances and significantly lower interest rates during the first six months of 2003 compared to the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

AVANT ended the second quarter of 2003 with cash and cash equivalents of $16,984,100 compared to cash and cash equivalents of $25,070,700 at December 31, 2002.

Net cash used in operating activities decreased to $5,735,000 for the first six months of 2003 compared to $10,571,800 for the first six months of 2002.  The decrease is primarily attributed to the decrease in net loss incurred in 2003 compared to 2002 and an increase in deferred revenue.

Net cash used in investing activities increased to $2,263,700 for the first six months of 2003 compared to $461,200 for the first six months of 2002.  The increase is primarily due to $2 million of cash paid for certain assets of Universal Preservation Technologies, Inc.

Net cash used in financing activities was $87,900 for the first six months of 2003 compared to net cash provided by financing activities of $35,100 for the first six months of 2002.  The decrease is due to a decrease in proceeds from the exercise of stock options and warrants, coupled with purchases of treasury stock under a share repurchase plan.

As of June 30, 2003, AVANT had future payments required under contractual obligations and other commitments approximately as follows:

	Total	Less than One Year	1-3 Years	4-5 Years

Operating lease obligations	$8,371,900	$1,162,600	$6,499,600	$709,700
Licensing obligations	763,000	298,000	275,000	190,000
Total future obligations	$9,134,900	$1,460,600	$6,774,600	$899,700

In July 2003, AVANT completed a private placement of approximately 4,444,444 shares and warrants to purchase 444,444 shares of common stock at $3.00 per share to an institutional investor.  Gross proceeds from the offering totaled $10 million.   Expenses associated with the transaction are expected to total approximately $700,000.

AVANT believes that cash inflows from existing collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond June 30, 2004.  The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements.  During 2003, we expect to take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering.  There can be no assurance that such efforts will be successful.

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

We do not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2003 and December 31, 2002 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

On May 15, 2003, AVANT held its Annual Meeting of Stockholders at which the stockholders elected seven directors to our Board of Directors.

At the Annual Meeting of Stockholders, the following votes were tabulated for the one proposal before AVANT’s Stockholders:

PROPOSAL I

Election of Directors:

	Number of Shares/Votes
	For	Authority Withheld
J. Barrie Ward, Ph.D.	47,581,558	1,212,929
Una S. Ryan, Ph.D.	47,887,358	907,129
Frederick W. Kyle	48,318,656	475,831
Thomas R. Ostermueller	48,323,156	471,331
Harry H. Penner, Jr.	48,324,156	470,331
Peter A. Sears	48,323,156	471,331
Karen Shoos Lipton	48,323,156	471,331

The number of shares issued, outstanding and eligible to vote as of the record date of March 21, 2003 was 60,468,690.  A quorum was present with 48,794,488 shares represented by proxies or 80.69% of the eligible voting shares.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certification of President and Chief Executive Officer

31.2                           Certification of Senior Vice President and Chief Financial Officer

32.1                           Section 1350 Certifications

(b)                                  Reports on Form 8-K

A Form 8-K (Item 12) was filed on April 30, 2003 regarding a press release announcing that AVANT had reported its financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: August 1, 2003		/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2003		/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications