Form 10-K/A
period 2002-12-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2003-09-12
CIK 744218

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (781) 433-0771

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of June 28, 2002 was $67,713,408 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of common stock outstanding at September 5, 2003 was:  64,700,534 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Avant Immunotherapeutics, Inc. for the fiscal year ended December 31, 2002, is being filed solely for the purpose to add Exhibits 10.20 – 10.28 and 23.1 and to revise the exhibit index in Item 15 “Exhibits, Financial Statement Schedules, and Reports on Form 8-K”.

PART IV

Item 15.                                                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this Form 10-K:

(3) Exhibits:

No.	Description	Page No.

2.1	Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 12, 2000

2.2	First Amendment to Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed December 12, 2000

3.1	Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998

3.2	Certificate of Amendment of Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998

3.3	Certificate of Designation for Series C-1 Junior Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998

3.4	Second Certificate of Amendment of Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998

3.5	Amended and Restated By-Laws of the Company as of November 10, 1994	Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998

3.6	Third Certificate of Amendment of Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed May 10, 2002

4.1	Shareholder Rights Agreement dated November 10, 1994 between the Company and State Street Bank and Trust Company as Rights Agent	Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 28, 2000

4.2	Amendment to Shareholder Rights Agreement between State Street Bank and Trust Company and AVANT Immunotherapeutics, Inc. dated as of December 17, 2001	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1	AVANT Immunotherapeutics, Inc. 1994 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed June 8, 1994

10.2	Megan Health, Inc. Stock Option Plan	Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 (Reg. No. 333- 52796), filed December 27, 2000

10.3	AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on April 1, 1999

10.4	Virus Research Institute, Inc. 1992 Equity Incentive Plan as amended and restated	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed March 28, 2000

10.5	Performance Plan of the Company	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed March 28, 2000

10.6	Form of Agreement relating to Change of Control	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed March 28, 2000

10.7	Amended and Restated Employment Agreement between the Company and Una S. Ryan, Ph.D. dated August 20, 1998	Incorporated by reference to Exhibit 10.8 of he Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.8	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	Incorporated by reference to Exhibit 10.11 of the Company’s quarterly report on Form 10-Q/A for the quarterly period ended June 30, 1996 (File No. 0-15006)

10.9	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.10	Option Agreement by and between the Company and Novartis Pharma AG dated as of October 31, 1997, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1997

10.11	Settlement Agreement between the Company and Forest City 38 Sidney Street, Inc.; Forest City Management, Inc.; and Forest City Enterprises, Inc.	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997

10.12	Agreement between Lonza Biologics plc and the Company dated as of April 19, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.13	Stock Purchase Agreement dated December 1, 2000 by and between the Company and Pfizer Inc	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.14	License and Royalty Agreement by and between Pfizer Inc, the Company and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.15	Amendment to License and Royalty Agreement by and between Pfizer Inc., the Company and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.16	Collaborative Research and Development Agreement by and between Pfizer Inc. and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.17	Exclusive License Agreement between AVANT Immunotherapeutics, Inc. and DynPort Vaccine Company, LLC dated as of October 10, 2001, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.18	First Amendment to AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.19	First Amendment to Amended and Restated Employment Agreement between the Company and Una S. Ryan, Ph.D. dated as of December 23, 2002	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.20	License Agreement between Virus Research Institute, Inc. and SmithKline Beecham PLC dated as of December 1, 1997, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

10.21	Amendment Agreement, dated January 9, 2003, between the Company and SmithKline Beecham PLC	Filed herewith

10.22	License Agreement, dated as of January 31, 2003, by and between the Company and Elan Drug Delivery Limited	Filed herewith

10.23	License and Clinical Trials Agreement, effective as of February 27, 1995, between Virus Research Institute, Inc. and the James N. Gamble Institute of Medical Research	Filed herewith

10.24	License Agreement, dated as of May 1, 1992, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Filed herewith

10.25	Amendment to License Agreement, dated July 23, 1993, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Filed herewith

10.26	Amendment to License Agreement, dated as of August 2, 2000, by and between the President and Fellows of Harvard College and the Company	Filed herewith

10.27	PHS Patent License Agreement–Nonexclusive, dated March 25, 1998, by and between the National Institutes of Health and Virus Research Institute, Inc.	Filed herewith

10.28	License Agreement, dated as of November 25, 1988, by and among The Johns Hopkins University, Brigham and Women’s Hospital and the Company f/k/a T Cell Sciences, Inc.	Filed herewith

21.0	List of Subsidiaries	Incorporated by reference to Exhibit 21.0 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

23.0	Consent of Independent Accountants	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

23.1	Consent of L.E.K. Consulting LLC	Filed herewith

31.1	Certification of President and Chief Executive Officer	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

Date: September 12, 2003	By:	/s/ Una S. Ryan
Una S. Ryan
President and Chief Executive Officer