Form 10-Q
period 2003-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2003-11-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 4, 2003, 64,706,069 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2003 and December 31, 2002

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,498,400	$25,070,700
Accounts Receivable	568,500	230,900
Prepaid Expenses and Other Current Assets	714,900	558,400

Total Current Assets	24,781,800	25,860,000

Property and Equipment, Net	972,900	1,119,500
Intangible and Other Assets	8,380,800	7,217,400
Goodwill	1,036,300	1,036,300

Total Assets	$35,171,800	$35,233,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$259,100	$836,000
Accrued Expenses	2,396,200	2,098,900
Current Portion Deferred Revenue	510,200	497,700

Total Current Liabilities	3,165,500	3,432,600

Long-Term Deferred Revenue	82,900	456,200

Stockholders’ Equity:
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 64,926,400 Issued and 64,706,100
Outstanding at September 30, 2003 and 60,464,900 Issued and 60,332,300 Outstanding at December 31, 2002	64,900	60,500
Additional Paid-In Capital	233,708,000	223,322,900
Less: 220,300 and 132,600 Common Treasury Shares at Cost at September 30, 2003 and December 31, 2002	(227,700)	(136,400)
Deferred Compensation	(1,058,000)	—
Accumulated Deficit	(200,563,800)	(191,902,600)

Total Stockholders’ Equity	31,923,400	31,344,400

Total Liabilities and Stockholders’ Equity	$35,171,800	$35,233,200

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

	September 30, 2003	September 30, 2002

REVENUE:

Product Development and Licensing Agreements	$1,232,900	$4,493,900
Government Contract Revenue	733,700	—
Product Royalties	48,500	—
Product Sales	—	66,500

Total Revenue	2,015,100	4,560,400

OPERATING EXPENSE:

Research and Development	2,510,100	3,423,200
Selling, General and Administrative	1,423,700	1,325,600
Cost of Product Sales	—	10,300
Amortization of Acquired Intangible Assets	248,800	198,800

Total Operating Expense	4,182,600	4,957,900

Operating Loss	(2,167,500)	(397,500)

Investment Income, Net	51,800	121,300

Net Loss	$(2,115,700)	$(276,200)

Basic and Diluted Net Loss Per Common Share	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding	64,703,000	60,457,800

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	September 30, 2003	September 30, 2002

REVENUE:

Product Development and Licensing Agreements	$1,620,000	$5,601,600
Government Contract Revenue	2,029,300	—
Product Royalties	125,900	—
Product Sales	—	292,400

Total Revenue	3,775,200	5,894,000

OPERATING EXPENSE:

Research and Development	7,876,000	11,899,200
Selling, General and Administrative	4,000,100	4,199,000
Cost of Product Sales	—	41,000
Amortization of Acquired Intangible Assets	746,400	596,400

Total Operating Expense	12,622,500	16,735,600

Operating Loss	(8,847,300)	(10,841,600)

Investment Income, Net	186,100	487,500

Net Loss	$(8,661,200)	$(10,354,100)

Basic and Diluted Net Loss Per Common Share	$(0.14)	$(0.17)

Weighted Average Common Shares Outstanding	61,773,500	60,458,500

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	September 30, 2003	September 30, 2002
Cash Flows from Operating Activities:
Net Loss	$(8,661,200)	$(10,354,100)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,293,800	1,227,300
Amortization of Deferred Compensation	46,000	—
Changes in Assets and Liabilities:
Accounts Receivable	(337,600)	(1,857,100)
Inventories	—	71,500
Prepaid and Other Current Assets	(156,500)	(367,500)
Increase in Other Assets	—	(13,400)
Accounts Payable and Accrued Expenses	(279,600)	(1,246,700)
Deferred Revenue	(360,800)	(3,192,300)

Net Cash Used in Operating Activities	(8,455,900)	(15,732,300)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(167,800)	(392,000)
Increase in Patents	(142,800)	(225,700)
Cash Paid for Acquisition of Universal Preservation Technologies, Inc. Assets	(2,000,000)	—

Net Cash Used in Investing Activities	(2,310,600)	(617,700)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	9,274,600	—
Proceeds from Exercise of Stock Options and Warrants	10,900	41,200
Purchases of Treasury Stock	(91,300)	(43,100)

Net Cash (Used In) Provided by Financing Activities	9,194,200	(1,900)

Decrease in Cash and Cash Equivalents	(1,572,300)	(16,351,900)

Cash and Cash Equivalents at Beginning of Period	25,070,700	42,665,900

Cash and Cash Equivalents at End of Period	$23,498,400	$26,314,000

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Consolidated Financial Statements

September 30, 2003

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

(2)                                 Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002 include the consolidated accounts of AVANT, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and the cash flows for the nine-month periods ended September 30, 2003 and 2002.  The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included, when read in conjunction with AVANT’s Annual Report on Form 10-K for the year ended December 31, 2002, are adequate to make the information presented not misleading.

(3)                                 Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued.  The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.  The following is a summary of our agreement that we have determined is within the scope of FIN No. 45.

As permitted under Delaware law, our Third Restated Certificate of Incorporation, as amended, provides that AVANT will indemnify its officers and directors for certain claims asserted against them in connection with their service as an officer or director of AVANT.  The maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited.  However, we have never made any payments under these indemnification arrangements and we have purchased certain Directors’ and Officers’ insurance policies that reduce AVANT’s monetary exposure and enable it to recover a portion of any future amounts paid.  We believe the estimated net fair value of these indemnification arrangements is minimal.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46).  The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs).  Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities.  FIN 46 applies immediately to entities created or obtained after January 31, 2003.  FIN 46 applies to entities created before February 1, 2003 as of the beginning of the first interim period beginning after December 15, 2003.  FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities.  The Company believes that the adoption of FIN 46 will not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

(4)                                 Property and Equipment

Property and equipment includes the following:

	September 30, 2003	December 31, 2002

Laboratory Equipment	$2,414,000	$2,323,800
Office Furniture and Equipment	1,617,000	1,577,500
Leasehold Improvements	1,650,700	1,612,600
Property and Equipment, Total	5,681,700	5,513,900
Less Accumulated Depreciation and Amortization	(4,708,800)	(4,394,400)
	$972,900	$1,119,500

(5)                                 Intangible and Other Assets

Intangible and other assets include the following:

	Estimated Lives	September 30, 2003	December 31, 2002

Capitalized Patent Costs	10 years	$2,886,400	$2,743,600
Accumulated Amortization		(1,801,400)	(1,568,300)
Capitalized Patent Costs, Net		1,085,000	1,175,300

Acquired Intangible Assets:
Collaborative Relationships	5 years	1,090,000	1,090,000
Core Technology	10 years	3,786,900	1,786,900
Developed Technology	7 years	3,263,100	3,263,100
Strategic Partner Agreement	17 years	2,563,900	2,563,900
Accumulated Amortization		(3,492,800)	(2,746,500)

Acquired Intangible Assets, Net		7,211,100	5,957,400

Other Non Current Assets		84,700	84,700
		$8,380,800	$7,217,400

All of our intangible assets are amortized over their useful lives.  Total amortization expense for intangible assets was $248,800 and $746,300 for the three-month and nine-month periods ended September 30, 2003 and $198,800 and $596,400 for the three-month and nine-month periods ended September 30, 2002.

The estimated future amortization expense of intangible assets as of September 30, 2003 for the remainder of fiscal year 2003 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2003 (remaining three months)	$248,800
2004	995,100
2005	995,100
2006	995,100
2007	956,300
2008	956,300

(6)                                 Net Income (Loss) Per Share

Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period.  We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and nine-month periods ended September 30, 2003 and 2002 as their inclusion would have been anti-dilutive.  A total of 3,884,600 and 5,073,900 stock options and warrants were excluded from the computation of weighted average common shares as of September 30, 2003 and 2002, respectively, as they were anti-dilutive.

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

The following are pro forma net loss and loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net Loss:
As reported	$2,115,700	$276,200	$8,661,200	$10,354,100
Add: Stock-based compensation included in net loss applicable to common stockholders, as reported	46,000	—	46,000	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(256,600)	(177,800)	(688,900)	(723,100)
Pro forma	2,326,300	454,000	9,304,100	11,077,200

Basic and Diluted Net Loss Per Share:
As reported	$0.03	$0.01	$0.14	$0.17
Pro forma	0.04	0.01	0.15	0.18

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Expected stock price volatility	109%	109%	109%	109%
Expected option term	5 Years	2.5 Years	5 Years	2.5 Years
Risk-free interest rate	2.5 - 3.6%	1.0 - 3.8%	2.1 - 3.6%	1.0 - 4.6%
Expected dividend yield	None	None	None	None

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the factors detailed in the table above, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

(8)                                 Share Repurchase Plan

On August 16, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2 million shares of the Company’s common stock.  The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans.  The share repurchase plan expired as of August 31, 2003.  The Company purchased 220,300 shares through September 30, 2003 at a cost of $227,700.

(9)                                 Acquisition of Certain Assets of Universal Preservation Technologies, Inc.

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

Through this transaction, AVANT has gained exclusive rights to UPT’s VitriLife® process for use in AVANT’s oral vaccines and certain other non-injectable applications.  VitriLife® is a patented drying method for the industrial-scale preservation of biological solutions and suspensions, such as proteins, enzymes, viruses, bacteria and other cells, which has the potential to cut production costs and improve product stability at room temperature or higher, thus eliminating the need for costly cold-chain distribution and storage of vaccines — the major challenge to vaccine affordability in many areas of the world facing endemic disease.  The acquisition of UPT’s assets includes only technology and patents; AVANT has not acquired UPT’s San Diego facility or employees in this transaction.  We have determined that the VitriLife® technology has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs.  AVANT paid an aggregate of $2,000,000 in consideration in the transaction, recorded this value to acquired intangible assets and is amortizing the asset over their estimated lives of ten years.

(10)                          Product Development and Licensing Agreements

Our revenue from product development and licensing agreements was received pursuant to contracts with different organizations.  Total revenue recognized by us in connection with these contracts for the three- and nine-month periods ended September 30, 2003 were approximately $1,232,900 and $1,620,000, respectively, and for the years ended December 31, 2002, 2001 and 2000 were approximately $6,412,400, $2,999,800 and $729,800, respectively.  A summary of these contracts follows:

(A)                              Novartis Pharma AG

In 1997, we entered into an option agreement with Novartis Pharma AG (“Novartis”), a worldwide pharmaceutical company headquartered in Basel, Switzerland, relating to the development of TP10 for use in xenotransplantation (animal organs into humans) and allotransplantation (human to human).  Under the agreement, we received annual option fees and supplies of TP10 for clinical trials in return for granting Novartis a two-year option to license TP10 with exclusive worldwide (except Japan) marketing rights.  In July 1999, Novartis exercised its option to license TP10 for use in the field of transplantation.  Novartis made a $2.3 million equity investment and a $3.7 million license fee payment, which was received by AVANT in January 2000, as consideration for the license.  AVANT has no obligation to incur any research and development costs in connection with this agreement.  As of September 6, 2002, Novartis and AVANT agreed to terminate the TP10 agreement pursuant to which Novartis paid a net termination fee of $1.9 million and returned to AVANT all pre-clinical and clinical TP10 material.  The termination resulted in recognition of the remaining $2,461,700 in deferred revenue related to the Novartis agreement.

(B)                              GlaxoSmithKline plc

During 1997, AVANT entered into an agreement with GlaxoSmithKline plc (“Glaxo”) to collaborate on the development and commercialization of our oral rotavirus vaccine.  Under the terms of the agreement, Glaxo received an exclusive worldwide license to commercialize AVANT’s rotavirus vaccine.  We were responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine, which was completed in August 1998.  Glaxo made an initial license payment of $250,000 in 1997 upon execution of the agreement and, in June 1999, we received a milestone payment of $500,000 from Glaxo for the successful completion of the Phase II clinical efficacy study and the establishment of a commercially viable process for manufacture of the vaccine.  Glaxo has assumed responsibility for all subsequent clinical trials and all other development activities.  AVANT has no obligation to incur any research and development costs in connection with this agreement.  AVANT is obligated to maintain a license with an academic institution with respect to this agreement and incurred license fees of $400,000 and $300,000 in 2002 and 2001, respectively.  In connection with the initiation by Glaxo of Phase III clinical trials of Rotarix® in the third quarter of 2003, AVANT recognized a $1.0 million milestone.  Glaxo has agreed to make further payments, which could total up to $7.5 million, upon the achievement of specified milestones.  In addition, we will be entitled to royalties based on net sales of the rotavirus vaccine.

(C)                             Aventis Pasteur

In 1994, AVANT entered into a license agreement with Aventis Pasteur (“Aventis”) which granted Aventis the exclusive right to make, use and sell Adjumer® formulated vaccines for prevention of influenza, Lyme disease and diseases caused by meningococcus and the co-exclusive right (exclusive, except for the right of AVANT or one other person licensed by AVANT) to make, use and sell Adjumer® formulated vaccines directed against five other pathogens, including pneumococcus and RSV.  AVANT has no obligation to incur any research and development costs in connection with this agreement.  In connection with the formation of Parallel Solutions, Inc. (“Parallel”) in October 2001, AVANT assigned all of its rights and obligations under the Aventis license agreements to Parallel.

(D)                             Pfizer Inc

In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer Inc, Animal Health Division (“Pfizer”), whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines.  Upon execution of the agreement, Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment.  In 2002, we received a development milestone payment of $500,000.  Under the agreement, we may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. AVANT has no obligation to incur any research and development costs in connection with this agreement.  We have received research and development funding totaling $1 million from Pfizer through November 2002 while incurring $1,057,000 in associated research and development costs.  AVANT may receive royalty payments on eventual product sales.

(E)                              DynPort Vaccine Company LLC

In October 2001, AVANT granted DynPort Vaccine Company LLC (DVC) a license for exclusive rights to use certain components of AVANT’s vaccine technology.  Financial terms of the agreement with DVC include annual license fees, milestone payments of up to $700,000 and royalty payments on eventual product sales.  DVC, a privately-held company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents.  DVC has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.  We have received since October 2001, $200,000 in payments for the delivery of materials and $100,000 in milestone payments from DVC.  AVANT has no obligation to incur any research and development costs in connection with this license.

(11)                          Subcontracts with DynPort Vaccine Company LLC

In January 2003, AVANT was awarded a subcontract to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies.  AVANT executed this initial subcontract with DynPort Vaccine Company LLC (DVC) and will be reimbursed on a time and materials basis for vaccine development research work performed by AVANT in the amount of $2.5 million.  In June 2003, AVANT was awarded two additional subcontracts marking further milestones in the company’s efforts with DVC to develop anthrax and plague vaccines for the U.S. Department of Defense.  The first award, in the amount of $344,000, covers stability testing of DVC’s injectable anthrax vaccine, which began Phase I clinical testing in October 2002.  The second award, for approximately $1.3 million, supports preclinical animal testing of vaccine constructs being developed by AVANT for the oral combination vaccine against anthrax and plague.  AVANT expects to execute additional subcontracts with DVC.  Including the awards above, AVANT may receive under the agreements in excess of $8 million over a two-year period through 2004, covering vaccine development through preclinical testing.

(12)                          Acquisition of Pharmacia Intellectual Property

In March 2003, AVANT acquired intellectual property, including a portfolio of pending patent applications, from Pharmacia Corporation for $200,000 in cash and contingently issuable warrants to acquire up to 300,000 shares of AVANT common stock in three tranches of 100,000 warrants each.  The warrants are to be issued upon achievement by AVANT of defined future milestones and will have an exercise price equal to the fair market value of AVANT’s common stock on the day granted.  If AVANT were to issue these warrants, AVANT would record an expense equal to the fair market value of the warrants on the date of grant.  The patent applications are directed to products or methods for stimulating an immune response against cholesteryl ester transfer protein (CETP), which mediates an important cholesterol transport mechanism.  The payment of $200,000 was recorded as a research and development expense during the first quarter of 2003.

(13)                          Private Stock Offering

In July 2003, AVANT completed a private placement of approximately 4,444,444 shares of common stock and warrants to purchase 444,444 shares of common stock at $3.00 per share to an institutional investor.  Gross proceeds from the offering totaled $10 million.  Expenses associated with the transaction were approximately $775,000.

(14)                          Deferred Compensation

During the quarter, AVANT awarded 400,000 restricted shares to an officer of the company that are subject to vesting.  The fair market value of the stock at the date of grant was $1,104,000 and has been recorded as deferred stock-based compensation.  Deferred stock-based compensation is amortized straight-line over the vesting term of the restricted stock awards and recognized as compensation expense.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance.  There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT.  These factors include, but are not limited to:  (1) the integration of multiple technologies and programs;(2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons and other disease causing agents; (3) the ability to successfully complete development and commercialization of TP10, CholeraGarde™ (Peru-15), Ty800, CETi-1 and of other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CholeraGarde™ (Peru-15), Ty800, CETi-1 and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CholeraGarde™ (Peru-15), Ty800, CETi-1 and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) changes in existing and potential relationships with corporate collaborators; (8) the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (9) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, for among other purposes, for adults undergoing cardiac surgery, to use CholeraGarde™ (Peru-15) and Ty800, among other purposes, to protect travelers and people in endemic regions from diarrhea causing diseases, to use CETi-1, among other purposes, to raise serum HDL cholesterol levels and for other products; (10) the ability to obtain substantial additional funding; (11) the ability to develop and commercialize products before competitors; (12) the ability to retain certain members of management; and (13) other factors detailed from time to time in filings with the Securities and Exchange Commission.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Through this transaction, AVANT has gained exclusive rights to UPT’s VitriLife® process for use in AVANT’s oral vaccines and certain other non-injectable applications.  VitriLife® is a patented drying method for the industrial-scale preservation of biological solutions and suspensions, such as proteins, enzymes, viruses, bacteria and other cells, which has the potential to cut production costs and improve product stability at room temperature or higher, thus eliminating the need for costly cold-chain distribution and storage of vaccines – the major challenge to vaccine affordability in many areas of the world facing endemic disease.  The acquisition of UPT’s assets includes only technology and patents; AVANT did not acquire UPT’s San Diego facility or employees in this transaction.  We have determined that the VitriLife® technology has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs.  AVANT paid an aggregate of $2,000,000 in consideration in the transaction, recorded this value to acquired intangible assets, and is amortizing these assets over their estimated lives of ten years.

Megan Health, Inc.:  On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. (“Megan”), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies.  In connection with the acquisition, we recorded a charge of $9,012,300 for acquired in-process research and development (“IPR&D”), which represented purchased technology which had not yet reached technological feasibility and had no alternative future use.  The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values.  The probability of success and discount rates in each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.  The resulting net cash flows for these projects were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.

Virus Research Institute, Inc.:  On August 21, 1998, AVANT acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children.  In connection with the acquisition, we recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of September 30, 2003, none of the acquired research and development projects had reached technical feasibility.

RESEARCH AND DEVELOPMENT ACTIVTIES

AVANT is currently focused on the development of a number of vaccine product candidates which are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs.

The expenditures that will be necessary to execute AVANT’s business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take five years or more, and for total development costs to exceed $100 million for each product candidate.

AVANT estimates that clinical trials of the type AVANT generally conducts are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1-2 Years
Phase II	1-5 Years
Phase III	1-5 Years

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

•                  the number of patients that ultimately participate in the trial;

•                  the duration of patient follow-up that seems appropriate in view of results;

•                  the number of clinical sites included in the trials;

•                  the length of time required to enroll suitable patient subjects; and

•                  the efficacy and safety profile of the product candidate.

AVANT tests potential product candidates in numerous preclinical studies for safety, toxicology and immunogenicity. AVANT then may conduct multiple clinical trials for each product candidate. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain product candidates in order to focus our resources on more promising product candidates.

An element of AVANT’s business strategy is to pursue the research and development of a broad portfolio of product candidates. This is intended to allow AVANT to diversify the risks associated with its research and development expenditures. As a result, AVANT believes its future capital requirements and its future financial success are not substantially dependent on any one product candidate. To the extent AVANT is unable to maintain a broad range of product candidates, AVANT’s dependence on the success of one or a few product candidates increases.

AVANT’s product candidates also have not yet received FDA regulatory approval, which is required before AVANT can market them as therapeutic or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that AVANT’s clinical data establish safety and efficacy. Historically, the results from preclinical testing and early clinical trials (through Phase II) have often not been predictive of results obtained in later clinical trials. A number of new drugs, biologics and vaccines have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Furthermore, AVANT’s business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of AVANT’s product candidates. In the event that third parties take over the clinical trial process for one of AVANT’s product candidates, the estimated completion date would largely be under control of that third party rather than AVANT. AVANT cannot forecast with any degree of certainty which proprietary products, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect AVANT’s development plan or capital requirements. AVANT’s programs may also benefit from subsidies, grants, contracts or government or agency-sponsored studies that could reduce AVANT’s development costs.

As a result of the uncertainties discussed above, among others, AVANT is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. AVANT’s inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force AVANT to seek additional, external sources of financing from time to time in order to continue with its business strategy. AVANT’s inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business. The amount incurred for each material research program since the beginning of 2000, is set forth below under “Program Developments.” During the past five years through the end of 2002, AVANT incurred an aggregate of $60.6 million in research and development costs. During the nine months ended September 30, 2003, AVANT incurred an aggregate of $7.9 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the years ended December 31, 2002, 2001 and 2000 and the nine months ended September 30, 2003 and 2002. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,		Year Ended December 31,
	2003	2002	2002	2001	2000
Cholesterol Management Vaccine:
CETi-1	$2,771,200	$2,322,600	$3,176,800	$2,387,700	$1,900,100
Bacterial Vaccines:
CholeraGarde	929,200	5,070,600	5,959,100	2,369,200	134,200
Ty800	303,100	1,834,600	2,203,600	1,863,500	66,100
Other	780,300	—	204,400	—	—
BioDefense Vaccines:	1,904,400	6,100	239,900	—	—
Food Safety & Animal Health Vaccines:	46,300	432,300	450,600	984,900	64,800
Viral Vaccines:
Rotavirus vaccine	375,000	300,000	400,000	334,100	244,900
Other	54,300	306,800	346,800	264,600	1,366,500
Complement Inhibitors:
TP10/TP20	712,200	1,617,300	1,714,800	12,930,500	6,514,600
Discontinued Programs:	—	8,900	12,500	446,000	483,000

Total R&D Expense	$7,876,000	$11,899,200	$14,708,500	$21,580,500	$10,774,200

PROGRAM DEVELOPMENTS

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

The CETi-1program moved forward to a placebo controlled Phase II study, which was initiated in August 2001, in approximately 200 patients with low levels of HDL cholesterol.  The objectives of the study were to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters.  The primary endpoint was the change in HDL cholesterol measured after the six-month booster. On October 22, 2003, AVANT announced positive preliminary results from this clinical study. Results showed that the CETI-1 vaccine was well-tolerated, immunogenic and produced an increase in HDL-cholesterol from baseline in all groups.  For the high dose group, the increase in HDL-cholesterol from baseline was statistically significant.  This increase was greater than the increase in HDL-cholesterol for the placebo population, but the difference was not statistically significant.  We looked at two groups of patients in this study – one group, approximately two thirds of the patients, were currently not taking statin therapy while the other, representing one third of the patients, were on statin therapy.  In the first group – the patients not currently taking statins, the high dose group of patients again showed an 8.4% increase in HDL cholesterol.  This result was clearly statistically significant from both baseline and placebo.  However, for the population using statins, the study did not show significant changes in HDL cholesterol.  Finally, the results showed that in a very high percentage of the patients treated, approximately 90%, the vaccine elicited anti-CETP antibodies.  This fact, combined with the overall increase in HDL levels, we believe validates the scientific rationale behind this vaccine – that antibodies against CETP can produce an effect on HDL cholesterol levels in humans.

During the period January 1, 2000 through December 31, 2002, AVANT incurred approximately $7.5 million in research, development and clinical costs. During the nine months ended September 30, 2003, AVANT incurred approximately $2.8 million in research, development and clinical costs associated with the CETi-1 program. As clinical data become available, we plan to seek a corporate partner to complete development and to commercialize the CETi-1 vaccine.

Bacterial Vaccines:  Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde™ which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the International Vaccine Institute (IVI) in Bangladesh where cholera is endemic. IVI is assessing the safety and immunogenicity of the vaccine in adults before moving into progressively younger pediatric populations, eventually studying the vaccine in infants as young as nine months. To date, IVI has completed testing in adults and is now vaccinating toddlers, ages 2 to 5 years. AVANT expects IVI to provide data from the adult portion of this study during the fourth quarter of 2003.

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

During the period January 1, 2000 through December 31, 2002, AVANT incurred approximately $8.5 million in research, development and clinical costs on its CholeraGarde™ program. During the nine months ended September 30, 2003, AVANT incurred approximately $0.9 million in research, development and clinical costs on its CholeraGarde™ program.

In addition, the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and AVANT have agreed for the NIAID to conduct a Phase I in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. The trial is planned for a NIAID-funded clinical site using NIAID-funded clinical material. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study. During the period January 1, 2000 through December 31, 2002, AVANT incurred approximately $4.1 million in research, development and clinical costs on its Ty800 program. During the nine months ended September 30, 2003, AVANT incurred approximately $0.3 million in research, development and clinical costs on its Ty800 program.

Finally, we are developing three additional bacterial vaccines against enterotoxigenic E. coli, Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide. These three programs are in pre-clinical development.

We have recently completed the acquisition of VitriLife®, a new technology with the potential to reduce manufacturing costs and improve product stability, eliminating the need for vaccine refrigeration. With this technology and our Cholera - and Salmonella-vectored delivery technologies, named VibrioVec™ and SalmoVec™, we can now develop a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and requiring no refrigeration.

BioDefense Vaccines:  The attenuated live bacteria used to create AVANT’s single-dose oral vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. By engineering key disease antigens into the DNA of the vector organisms, AVANT expects to be able to extend the protective ability of its single-dose oral vaccines to a wide variety of illnesses. We believe our vector technologies may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks.

In October 2001, AVANT granted DynPort Vaccine Company LLC (DVC) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant technology and advanced production processes licensed from AVANT. DVC hopes this vaccine will offer a safe, effective product to support the country’s need for a new-generation anthrax vaccine. The Phase I trial is being conducted at WRAIR in conjunction with the Henry M. Jackson Foundation. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine being developed for the U.S. Department of Defense (DoD) through the Joint Vaccine Acquisition Program (JVAP). In June 2003, AVANT was awarded a subcontract by DVC, in the amount of $344,000, which covers stability testing of DVC’s injectable anthrax vaccine. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work.

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

Further, in January 2003, AVANT was awarded a subcontract to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. AVANT executed this initial subcontract with DVC and will be reimbursed on a time and materials basis for vaccine development research work performed by AVANT in the amount of $2.5 million. In June 2003, AVANT was awarded a second subcontract for approximately $1.3 million to support preclinical animal testing of vaccine constructs being developed by AVANT for the oral combination vaccine against anthrax and plague. AVANT expects to execute additional subcontracts with DVC. Under the subcontract agreement, AVANT may receive in excess of $8 million over a two-year period through 2004, covering vaccine development through preclinical testing.  Towards the $8 million goal, AVANT has been awarded subcontracts totaling approximately $4.1 million in 2003 and the Defense Appropriations Bill for Fiscal Year 2004 passed by Congress in September 2003 commits an additional $3.0 million for the continued development of this combination vaccine. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work.

In August 2003, the Company announced that it had reached agreement with MassDevelopment, the economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out a process development and pilot-manufacturing facility in Fall River, Massachusetts.  It is expected that MassDevelopment will provide financing for AVANT to establish this 11,600 square foot facility, which will support the clinical development of its portfolio of bacterial vaccines, including vaccines for biodefense, as well as the continued development and product application of VitriLife®.

During the period January 1, 2000 through December 31, 2002, AVANT incurred approximately $0.2 million in research and development costs on its biodefense vaccine program. During the nine months ended September 30, 2003, AVANT incurred approximately $1.9 million in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has also partnered with Pfizer, who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research programs are making significant progress and in late 2002 we achieved an important milestone, which resulted in a modest payment to AVANT. During the period January 1, 2000 through December 31, 2002, AVANT incurred approximately $1.5 million in research and development costs on its food safety and animal health vaccines program. During the nine months ended September 30, 2003, AVANT incurred approximately $46,300 in research and development costs on its food safety and animal health vaccines program.

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, we licensed our oral rotavirus vaccine to Glaxo. In 1999, after our Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. Substantially all of the ongoing development is being conducted and funded by Glaxo. During the period January 1, 2000 through December 31, 2002, AVANT incurred approximately $900,000 in licensing fees and $79,000 in research and development costs. During the nine months ended September 30, 2003, AVANT incurred approximately $375,000 in licensing fees associated with the rotavirus program. Prior to January 1, 2000, AVANT did not track research and development costs by program and, therefore, we are unable to disclose spending by program prior to that date. Glaxo has completed Phase I/II bridging studies in over 6,000 infants in Europe, Latin America and Asia using its two-dose oral rotavirus vaccine, called Rotarix®. Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003, and AVANT recognized a $1.0 million milestone. Assuming product development and commercialization continues satisfactorily, we may receive additional milestone payments totaling $7.5 million upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of Rotarix®.

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

In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of death, myocardial infarction, prolonged intubation or prolonged intra-aortic balloon pumping following preliminary analysis of a Phase II adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit to male patients participating in the trial, with no significant treatment benefit to female patients. Adverse events reported following treatment with TP10 were generally similar to those seen in placebo treated patients and were said by investigators to be routinely observed following cardiopulmonary bypass.

The important treatment benefits seen in the male population were directly related to mortality and the benefit seen was impressive. This further analysis of the study data showed continued promise for this molecule and AVANT has announced its renewed commitment to its development. AVANT plans to conduct a Phase II double-blind, placebo-controlled trial of TP10 in approximately 200 women undergoing cardiopulmonary by-pass surgery. The trial will examine the effect of TP10 versus placebo, is planned to begin around year-end 2003 and conclude around year-end 2004, and will be conducted at approximately 10 sites throughout the United States. The goals of the trial are to clarify the effect that TP10 has for women undergoing cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial.

During the period January 1, 2000 through December 31, 2002, AVANT incurred approximately $21.2 million in research, development and clinical costs. During the nine months ended September 30, 2003, AVANT incurred approximately $0.7 million in research, development and clinical costs associated with its complement programs. With the termination of the Novartis agreement, AVANT can now offer a worldwide license for all fields, and may seek partnering arrangements to capture the value inherent in this program and its strong intellectual property portfolio.

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

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2003 as Compared

With the Three-Month Period Ended September 30, 2002

AVANT reported consolidated net loss of $2,115,700, or $.03 per share, for the third quarter ended September 30, 2003, compared with a net loss $276,200, or $.01 per share, for the third quarter ended September 30, 2002.  The weighted average common shares outstanding used to calculate net loss per common share was 64,703,000 in 2003 and 60,457,800 in 2002.

Revenue:  Total revenue decreased $2,545,300, or 55.8%, to $2,015,100 for the third quarter of 2003 compared to $4,560,400 for the third quarter of 2002.

Product development and licensing revenue decreased $3,261,000, or 72.6%, to $1,232,900 in 2003 from $4,493,900 in 2002.  In 2003, the decrease in product development and licensing revenue consisted primarily of a decrease of $2,153,900 for the amortization of a nonrefundable license fee in 2002 and the recognition of a $1.9 million net termination fee from Novartis due to the termination of the TP10 agreement with Novartis in the third quarter of 2002, offset in part by the recognition of a $1 million milestone payment from Glaxo in the third quarter of 2003.  The decrease in product development and licensing revenue in 2003 further consists of a decrease of $106,600 for the amortization of nonrefundable license fees from Pfizer due to a revised estimate of the amortization period and a decrease of $125,000 in funded research from Pfizer, offset partly by an increase of $24,300 received in connection with government SBIR grants.

During the first nine months of 2003, AVANT received three subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT in the aggregate amount of $4.1 million.  Under these agreements, AVANT recognized $733,700 in government contract revenue during the third quarter of 2003.

As of September 1, 2002, we transferred the marketing and distribution of the Megan poultry product line to our partner, Lohmann Animal Health International (LAHI), and in the third quarter of 2003 AVANT received a percentage of all Megan®Vac 1 product sales as product royalty payments totaling $48,500.  Product sales for the third quarter of 2002 totaled $66,500 and were derived from direct sales by AVANT of the Megan®Vac 1 salmonella vaccine product.

Operating Expense:  Total operating expense decreased $775,300, or 15.6%, to $4,182,600 for the third quarter of 2003 compared to $4,957,900 for the third quarter of 2002.  The decrease in total operating expense for the third quarter of 2003 compared to 2002 is primarily due to a reduction in costs associated with conducting clinical trials, a decrease in contract manufacturing activities and consulting costs associated with the bacterial vaccines programs, and a decrease in personnel and related expenses.

Research and development expense decreased $913,100, or 26.7%, to $2,510,100 in 2003 from $3,423,200 for the third quarter of 2002.  The decrease in 2003 compared to 2002 is primarily due to reductions in contract manufacturing costs of $42,000, consulting costs of $105,500 and clinical trial costs of $574,600 associated with the company’s bacterial vaccine programs. It also reflects declines in personnel and related expenses of $219,600, and facility related expenses of $30,900.

Selling, general and administrative expense increased $98,100, or 7.4%, to $1,423,700 in 2003 compared to $1,325,600 for the third quarter of 2002.  The increase in expense in 2003 compared to 2002 is primarily attributed to an increase in legal expenses of $192,600 and insurance expenses of $38,200, offset partly by a decrease in consulting expenses of $99,000.

Amortization expense of acquired intangible assets was $248,800 in 2003 compared to $198,800 in 2002.

Investment Income, Net:  Interest income decreased $69,500, or 57.3%, to $51,800 for the third quarter of 2003 compared to $121,300 for the third quarter of 2002.  The decrease is primarily due to lower average cash balances and lower interest rates during the third quarter of 2003 compared to the third quarter of 2002.  During the third quarters of 2003 and 2002, the average month-end cash balances were $24,561,200 and $27,763,900, respectively.  The effective interest rates during the third quarters of 2003 and 2002 were 0.98% and 1.79%, respectively.

Nine-Month Period Ended September 30, 2003 as Compared

with the Nine-Month Period Ended September 30, 2002

AVANT reported consolidated net loss of $8,661,200, or $.14 per share, for the nine months ended September 30, 2003, compared with a net loss of $10,354,100, or $.17 per share, for the nine months ended September 30, 2002.  The weighted average common shares outstanding used to calculate net loss per common share was 61,773,500 in 2003 and 60,458,500 in 2002.

Revenue:  Total revenue decreased $2,118,800, or 35.9%, to $3,775,200 for the first nine months of 2003 compared to $5,894,000 for the first nine months of 2002.

Product development and licensing revenue decreased $3,981,600, or 71.1%, to $1,620,000 for the first nine months of 2003 from $5,601,600 for the first nine months of 2002.  In 2003, the decrease in product development and licensing revenue consisted primarily of a decrease of $2,461,700 for the amortization of a nonrefundable license fee and the recognition of a $1.9 million net termination fee from Novartis due to the termination of the TP10 agreement with Novartis in 2002, offset in part by the recognition of a $1 million milestone payment from Glaxo in 2003.  The decrease in product development and licensing revenue in 2003 further consists of a decrease of $319,700 for the amortization of nonrefundable license fees from Pfizer due to an extension of the amortization period, a decrease of $365,000 in funded research from Pfizer, a decrease of $25,000 in milestone payments from DynPort received in 2002, offset partly by a one-time $50,000 distribution fee from LAHI, and $39,600 received in connection with government SBIR grants.

During the first nine months of 2003, AVANT received three subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT in the aggregate amount of $4.1 million.  Under these agreements, AVANT recognized $2,029,300 in government contract revenue during the first nine months of 2003.

As of September 1, 2002, we transferred the marketing and distribution of the Megan poultry product line to our partner, LAHI, and for the first six months of 2003 AVANT received a percentage of all Megan®Vac 1 product sales as product royalty payments totaling $125,900.  Product sales for the first nine months of 2002 totaled $292,400 and were derived from sales of our Megan®Vac 1 salmonella vaccine product.

Operating Expense:  Total operating expense decreased $4,113,100, or 24.6%, to $12,622,500 for the first nine months of 2003 compared to $16,735,600 for the first nine months of 2002.  The decrease in total operating expense for the first nine months of 2003 compared to the first nine months of 2002 is primarily due to a reduction in costs associated with conducting sponsored research and clinical trials, a decrease in contract manufacturing activities and consulting costs associated with the bacterial vaccines programs, and a decrease in personnel and related expenses.  During the second quarter of 2003, AVANT terminated its manufacturing contract with Bio Sidus, S.A., of Buenos Aires, Argentina, for the manufacture of its CholeraGarde™ vaccine.  Simultaneously, AVANT has commenced arbitration proceedings in the State of New York to reconcile contractual issues between the two companies.

Research and development expense decreased $4,023,200, or 33.8%, to $7,876,000 for the first nine months of 2003 compared to $11,899,200 for the first nine months of 2002.  The decrease in 2003 compared to 2002 is primarily due to reductions in contract manufacturing costs of $2,097,800, sponsored research costs of $84,000 and clinical trial costs of $1,496,100 associated with the company’s bacterial vaccine programs. It also reflects declines in personnel and related expenses of $399,400, and manufacturing consultancy costs of $332,500, offset partly by increases in license fees of $280,400.

Selling, general and administrative expense decreased $198,900, or 4.7%, to $4,000,100 for the first nine months of 2003 compared to $4,199,000 for the first nine months of 2002.  The decrease in 2003 is primarily attributed to decreases in selling and marketing expense of $94,500, consulting costs of $593,200 and in personnel and related expenses of $37,700, offset partly by increases in legal expenses of $466,200 and insurance expenses of $125,600.

Amortization expense of acquired intangible assets was $746,400 in the first nine months of 2003 compared to $596,400 in 2002.

Investment Income, Net:  Net investment income decreased $231,900, or 63.3%, to $186,100 for the first nine months of 2003 compared to $487,500 for the first nine months of 2002.  The decrease is primarily due to lower average cash balances and significantly lower interest rates during the first nine months of 2003 compared to the first nine months of 2002. During the first nine months of 2003 and 2002, the average month-end cash balances were $21,088,800 and $33,308,200, respectively. The effective interest rates during the first nine months of 2003 and 2002 were 1.16% and 1.87%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

AVANT ended the third quarter of 2003 with cash and cash equivalents of $23,498,400 compared to cash and cash equivalents of $25,070,700 at December 31, 2002.

Net cash used in operating activities decreased to $8,455,900 for the first nine months of 2003 compared to $15,732,300 for the first nine months of 2002.  The decrease is primarily attributed to the decrease in net loss incurred in 2003 compared to 2002, smaller increases in accounts receivable of $337,600 in 2003 compared to $1,857,100 in 2002 and smaller decreases in deferred revenue of $360,800 in 2003 compared to $3,192,300 in 2002.  The change in deferred revenue in 2002 was due to the recognition of deferred revenue as the result of the termination of the TP10 agreement with Novartis in the third quarter of 2002 and the change in accounts receivable in 2002 was because of a receivable of a $1.9 million termination payment due from Novartis.

Net cash used in investing activities increased to $2,310,600 for the first nine months of 2003 compared to $617,700 for the first nine months of 2002.  The increase is primarily due to $2 million of cash paid for certain assets of Universal Preservation Technologies, Inc.

Net cash provided by financing activities was $9,194,200 for the first nine months of 2003 compared to net cash used in financing activities of $1,900 for the first nine months of 2002.  The increase is due primarily to the completion of a private placement, offset by a decrease in proceeds from the exercise of stock options and warrants, and an increase in purchases of treasury stock under a share repurchase plan.

As of June 30, 2003, AVANT had future payments required under contractual obligations and other commitments approximately as follows:

	Total	Less than One Year	1-3 Years	4-5 Years

Operating lease obligations	$7,790,600	$581,300	$6,499,600	$709,700
Licensing obligations	614,000	149,000	275,000	190,000
Total future obligations	$8,404,600	$730,300	$6,774,600	$899,700

In July 2003, AVANT completed a private placement of approximately 4,444,444 shares and warrants to purchase 444,444 shares of common stock at $3.00 per share to an institutional investor.  Gross proceeds from the offering totaled $10 million.  Expenses associated with the transaction are expected to total approximately $725,000.

AVANT believes that cash inflows from existing collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2004.  The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements.  During 2003, we expect to take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering.  There can be no assurance that such efforts will be successful.

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

We do not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2003 and December 31, 2002 due to the short-term maturities of these instruments.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on

Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Subcontractor Service Agreement by and between DynPort Vaccine Company LLC and AVANT, dated January 15, 2003.

	10.2	Subcontract modification by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003.

	10.3	Subcontract by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003.

	10.4	Second Amendment to Amended and Restated Employment Agreement between AVANT and Una S. Ryan, Ph. D., dated as of September 18, 2003.

	10.5	Restricted Stock Unit Agreement between AVANT and Una S. Ryan, dated September 18, 2003.

	31.1	Certification of President and Chief Executive Officer

	31.2	Certification of Senior Vice President and Chief Financial Officer

	32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

A Form 8-K was filed on July 2, 2003, regarding a press release announcing that AVANT had entered into a securities purchase agreement with an institutional investor in a private placement of unregistered securities of the Company.

A Form 8-K (Item 12) was filed on July 23, 2003 regarding a press release announcing that AVANT had reported its financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: November 6, 2003		/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2003		/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Subcontractor Service Agreement by and between DynPort Vaccine Company LLC and AVANT, dated January 15, 2003.

10.2	Subcontract modification by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003.

10.3	Subcontract by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003.

10.4	Second Amendment to Amended and Restated Employment Agreement between AVANT and Una S. Ryan, Ph. D., dated as of September 18, 2003.

10.5	Restricted Stock Unit Agreement between AVANT and Una S. Ryan, dated September 18, 2003.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications