Form 10-Q
period 2004-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2004-04-30
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act.)          Yes ☒          No ☐.

As of April 23, 2004, 74,291,400 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2004 and December 31, 2003

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$41,161,500	$20,251,000
Accounts Receivable	1,652,600	1,472,800
Prepaid Expenses and Other Current Assets	629,700	585,200

Total Current Assets	43,443,800	22,309,000

Property and Equipment, Net	1,053,100	912,700
Intangible and Other Assets	6,798,200	7,047,100
Goodwill	1,036,300	1,036,300

Total Assets	$52,331,400	$31,305,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$427,300	$475,800
Accrued Expenses	2,132,100	1,453,400
Current Portion Deferred Revenue	381,800	1,456,200

Total Current Liabilities	2,941,200	3,385,400

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding at March 31, 2004 and December 31, 2003	—	—
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,291,400 Issued and 74,071,100 Outstanding at March 31, 2004 and 64,928,400 Issued and 64,708,100 Outstanding at December 31, 2003	74,300	64,900
Additional Paid-In Capital	256,945,000	233,643,500
Deferred Compensation	(920,000)	(989,000)
Less: 220,300 Common Treasury Shares at Cost at March 31, 2004 and December 31, 2003	(227,600)	(227,600)
Accumulated Deficit	(206,481,500)	(204,572,100)

Total Stockholders’ Equity	49,390,200	27,919,700

Total Liabilities and Stockholders’ Equity	$52,331,400	$31,305,100

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	March 31, 2004	March 31, 2003

REVENUE:
Product Development and Licensing Agreements	$2,124,400	$169,400
Government Contracts	879,900	477,000
Product Royalties	26,400	35,300

Total Revenue	3,030,700	681,700

OPERATING EXPENSE:
Research and Development	3,453,200	2,692,500
General and Administrative	1,292,100	1,224,700
Amortization of Intangible Assets	248,800	248,800

Total Operating Expense	4,994,100	4,166,000

Operating Loss	(1,963,400)	(3,484,300)

Investment Income, Net	54,000	122,100

Net Loss	$(1,909,400)	$(3,362,200)

Basic and Diluted Net Loss Per Common Share	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding	69,169,600	60,468,600

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	March 31, 2004	March 31, 2003

Cash Flows from Operating Activities:
Net Loss	$(1,909,400)	$(3,362,200)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	352,700	435,100
Amortization of Deferred Compensation	69,000	—
Changes in Assets and Liabilities:
Accounts Receivable	(179,800)	(403,600)
Prepaid and Other Current Assets	(44,500)	21,900
Accounts Payable and Accrued Expenses	630,300	(681,800)
Deferred Revenue	(1,074,400)	913,100

Net Cash Used in Operating Activities	(2,156,100)	(3,077,500)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(244,300)	(100,400)
Increase in Patents	—	(59,900)
Cash Paid for Acquisition of Universal Preservation Technologies, Inc. Assets	—	(2,000,000)

Net Cash Used in Investing Activities	(244,300)	(2,160,300)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	23,090,700	—
Proceeds from Exercise of Stock Options and Warrants	220,200	3,400
Purchases of Treasury Stock	—	(85,900)

Net Cash (Used In) Provided by Financing Activities	23,310,900	(82,500)

Decrease in Cash and Cash Equivalents	20,910,500	(5,320,300)

Cash and Cash Equivalents at Beginning of Period	20,251,000	25,070,700

Cash and Cash Equivalents at End of Period	$41,161,500	$19,750,400

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Consolidated Financial Statements

March 31, 2004

(1)           Nature of Business

AVANT Immunotherapeutics, Inc. is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease.  The Company is developing a broad portfolio of vaccines and therapeutics against cardiovascular, viral and bacterial diseases, including single-dose oral vaccines aimed at protecting travelers and people in endemic regions from cholera, typhoid fever and other illnesses.  In addition, the Company is conducting clinical studies of a treatment to reduce complement-mediated tissue damage associated with cardiac by-pass surgery, and a proprietary vaccine candidate for cholesterol management.  AVANT further leverages the value of its technology portfolio through corporate partnerships.  Current collaborations encompass the development of an oral human rotavirus vaccine, vaccines to combat threats of biological warfare, and vaccines addressed to human food safety and animal health.

The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc.  All intercompany transactions have been eliminated.

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the financial position at March 31, 2004, the results of operations for the three-month periods ended March 31, 2004 and 2003, and the cash flows for the three-month periods ended March 31, 2004 and 2003.  The results of operations for the three-month period ended March 31, 2004 is not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included, when read in conjunction with AVANT’s Annual Report on Form 10-K for the year ended December 31, 2003, are adequate to make the information presented not misleading.

(3)           Property and Equipment

Property and equipment includes the following:

	March 31, 2004	December 31, 2003

Laboratory Equipment	$2,447,300	$2,422,100
Manufacturing Equipment	165,300	—
Office Furniture and Equipment	1,655,700	1,633,500
Leasehold Improvements	1,700,000	1,668,400
Property and Equipment, Total	5,968,300	5,724,000
Less Accumulated Depreciation and Amortization	(4,915,200)	(4,811,300)
	$1,053,100	$912,700

(4)           Intangible and Other Assets

Intangible and other assets include the following:

	Estimated Lives	March 31, 2004	December 31, 2003

Intangible Assets:
Collaborative Relationships	5 years	1,090,000	1,090,000
Core Technology	10 years	3,786,900	3,786,900
Developed Technology	7 years	3,263,100	3,263,100
Strategic Partner Agreement	17 years	2,563,900	2,563,900
Accumulated Amortization		(3,990,400)	(3,741,600)

Intangible Assets, Net		6,713,500	6,962,300

Other Non Current Assets		84,800	84,800
		$6,798,300	$7,047,100

All of our intangible assets are amortized over their useful lives.  Total amortization expense for intangible assets was $248,800 for the three-month periods ended March 31, 2004 and 2003.

The estimated future amortization expense of intangible assets as March 31, 2004 for the remainder of fiscal year 2004 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2004 (remaining nine months)	$746,300
2005	995,100
2006	995,100
2007	956,300
2008	529,500
2009	529,500

(5)           Net Income (Loss) Per Share

Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period.  We have excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month periods ended March 31, 2004 and 2003 as its inclusion would have been anti-dilutive.  A total of 3,517,700 and 5,201,900 stock options and warrants were excluded from the computation of weighted average common shares as of March 31, 2004 and 2003, respectively, as they were anti-dilutive.

(6)           Stock Options

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

The following are pro forma net loss and loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

	Three months ended March 31,
	2004	2003
Net Loss:
As reported	$1,909,400	$3,362,200
Add: Stock-based employee compensation expense as reported	69,000	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(171,300)	(226,100)
Pro forma	1,807,100	3,588,300

Basic and Diluted Net Loss Per Share:
As reported	$0.03	$0.06
Pro forma	0.03	0.06

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2004	2003
Expected stock price volatility	109%	109%
Expected option term	5 Years	2.5 Years
Risk-free interest rate	2.7 – 3.5%	1.2 – 1.6%
Expected dividend yield	None	None

Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

(7)           Product Development and Licensing Agreements

Our revenue from product development and licensing agreements was received pursuant to contracts with different organizations.  Total revenue recognized by us in connection with these contracts for the years ended December 31, 2003, 2002 and 2001 were approximately $1,803,900, $6,412,400 and $2,999,800, respectively.  A summary of these contracts follows:

(A)          GlaxoSmithKline plc

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

(B)          Pfizer Inc

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

(C)          DynPort Vaccine Company LLC

In October 2001, we granted DynPort Vaccine Company LLC (DVC) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology.  In October 2001, in connection with the execution of the agreement, AVANT received a $200,000 materials transfer fee.  Also in October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers.  The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant technology and production processes licensed from AVANT.  Under the agreement, AVANT is also entitled to annual $50,000 license maintenance payments, with respect to which AVANT has received $100,000, and milestone payments of up to $700,000 in the aggregate, $100,000 of which AVANT received upon initiation of the Phase I clinical trial.  AVANT is also entitled to specified royalties on eventual product sales.  The term of this agreement is through the expiration of the last of the patents covered by the agreement, although DVC may terminate the agreement upon 90 days prior written notice.  DVC, a privately-held company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents.  DVC has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.  AVANT has no obligation to incur any research and development costs in connection with this agreement.

(8)           DVC Payment

During 2003, AVANT entered into an agreement with DVC for funding production of the replacement of AVANT’s recombinant Protective Antigen (“rPA”) clinical materials used by DVC in the Phase I clinical trial mentioned in Note 7 above.  Under a separate agreement with the Walter Reed Army Institute of Research (WRAIR), AVANT was obligated to provide rPA for a clinical trial.  AVANT recorded the $1 million received from DVC as deferred revenue in 2003.  In 2004, the agreement with WRAIR was amended and AVANT was no longer obligated to provide rPA.  Accordingly, AVANT recognized the previously deferred $1 million as revenue in the first quarter of 2004.

(9)           Direct Equity Placement

In February 2004, we completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated gross proceeds totaling approximately $24.7 million.  Expenses associated with the transaction totaled approximately $1,600,300.

(10)         License Agreement with Adprotech

In March 2004, we granted a license to AdProTech, Ltd for non-exclusive rights to use certain components of AVANT’s intellectual property surrounding complement inhibition.  In April 2004, AVANT received an initial license payment of $1 million from AdProTech.  As we have no continuing involvement or obligation under this license agreement, we recognized the $1 million as revenue during the quarter.  Under the agreement, AVANT is entitled to annual license fees, milestone payments of up to $13.5 million in the aggregate and royalties on eventual product sales.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 to our 2003 Form 10-K.  There have been no changes to these policies since December 31, 2003.  Readers are encouraged to review these critical accounting policies in conjunction with the review of this Form 10-Q.

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

ACQUISITIONS

Universal Preservation Technologies, Inc.:  In January 2003, AVANT completed the acquisition of certain technology and intellectual property of Universal Preservation Technologies, Inc. (UPT), a privately held company, and the licensure of certain patent rights from Elan Drug Delivery Limited (EDD), a subsidiary of Elan Corporation plc.  EDD’s license to AVANT gives AVANT exclusive rights in connection with those patents relating to orally administered vaccines, and non-exclusive rights in certain other fields.

Through this transaction, AVANT has gained exclusive rights to the VitriLife® process for use in AVANT’s oral vaccines and certain other non-injectable applications.  VitriLife® is a patented drying method for the industrial-scale preservation of biological solutions and suspensions, such as proteins, enzymes, viruses, bacteria and other cells, which has the potential to cut production costs and improve product stability at room temperature or higher.  We have determined that this technology has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs.  AVANT paid an aggregate of $2,000,000 in consideration in the transaction, recorded this value to acquired intangible assets, and is amortizing these assets over their estimated lives of ten years.

Megan Health, Inc.:  On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. (“Megan”), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies.  In connection with the acquisition, we recorded a charge of $9,012,300 for acquired in-process research and development (“IPR&D”), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of March 31, 2004, none of the acquired research and development projects had reached technical feasibility.

Virus Research Institute, Inc.:  On August 21, 1998, AVANT acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children.  In connection with the acquisition, we recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of March 31, 2004, none of the acquired research and development projects had reached technical feasibility.

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

As a result of the uncertainties discussed above, among others, AVANT is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. AVANT’s inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force AVANT to seek additional, external sources of financing from time to time in order to continue with its business strategy. AVANT’s inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business. The amount incurred for each material research program since the beginning of 2001, is set forth below under “Program Developments.” During the past five years through the end of 2003, AVANT incurred an aggregate of $65.0 million in research and development costs. During the three months ended March 31, 2004, AVANT incurred an aggregate of $3.5 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the three years ended December 31, 2003, 2002, and 2001 and the three-month periods ended March 31, 2004 and 2003. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to January 1, 2000, AVANT did not track research and development costs by program and, therefore we are unable to disclose spending by program prior to that date.

	Three Months Ended March 31,		Year Ended December 31,
	2004	2003	2003	2002	2001
Cholesterol Management Vaccine:
CETi-1	$155,100	$1,191,600	$3,404,000	$3,176,800	$2,387,700
Bacterial Vaccines:
CholeraGarde™	26,500	318,400	695,800	5,959,100	2,369,200
Ty800	168,900	138,000	186,300	2,203,600	1,863,500
Other	30,900	106,000	137,500	204,400	—
BioDefense Vaccines:	1,066,400	638,800	3,524,500	239,900	—
Food Safety & Animal Health Vaccines:	6,900	21,800	49,400	450,600	984,900
Viral Vaccines:
Rotavirus vaccine	50,000	125,000	200,000	400,000	334,100
Other	54,300	10,400	72,400	346,800	264,600
Complement Inhibitors:
TP10/TP20	1,847,700	142,500	1,648,700	1,714,800	12,930,500
Other Programs:	46,500	—	102,700	—	—
Discontinued Programs:	—	—	—	12,500	446,000

Total R&D Expense	$3,453,200	$2,692,500	$10,021,300	$14,708,500	$21,580,500

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

These data were helpful in moving the program forward to a placebo controlled Phase II study, which was initiated in August 2001, in approximately 200 patients with low levels of HDL cholesterol.  The objectives of the study were to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters.  The primary endpoint was the change in HDL cholesterol measured after the six-month booster.  In October 2003, AVANT completed the CETi-1 vaccine Phase II efficacy study.  The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels.  In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%.  During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $10.9 million in research, development and clinical costs associated with the CETi-1 program. During the three months ended March 31, 2004, AVANT incurred approximately $155,100 in research, development and clinical costs associated with the CETi-1 program.  We plan to seek a corporate partner to complete development and to commercialize the CETi-1 vaccine.

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

Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise.  During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde™ which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the International Vaccine Institute (IVI) in Bangladesh where cholera is endemic.  IVI is assessing the safety and immunogenicity of the vaccine in adults before moving into progressively younger pediatric populations, eventually studying the vaccine in infants as young as nine months.  To date, IVI has completed testing in adults and is now vaccinating toddlers, ages 2 to 5 years.  In January 2004, we announced positive preliminary results of the adult portion from the Phase II clinical trial of CholeraGarde™ in Bangladesh.  In 70 adult subjects, vaccination with the single-dose, oral cholera vaccine was well tolerated.  Moreover, over 70% of the vaccinated adults responded with a favorable immune response.  The study will complete in the second half of 2004.

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

During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $9.2 million in research, development and clinical costs on its CholeraGarde™ program. During the three months ended March 31, 2004, AVANT incurred approximately $26,500 in research, development and clinical costs on its CholeraGarde™ program.

In addition, the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and AVANT have agreed for the NIAID to conduct a Phase I in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. The trial is planned for a NIAID-funded clinical site using NIAID-funded clinical material. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study.  During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $4.3 million in research, development and clinical costs on its Ty800 program. During the three months ended March 31, 2004, AVANT incurred approximately $168,900 in research, development and clinical costs on its Ty800 program.

Finally, we are developing three additional bacterial vaccines against enterotoxigenic E. coli, Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide. These three programs are in pre-clinical development.  In 2004, we expect to allocate resources to further the development of a two-vaccine combination product containing ETEC and Campylobacter addressed to the travelers’ market.

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

Further, in January 2003, AVANT was awarded a subcontract to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. AVANT executed this initial subcontract with DVC and will be reimbursed on a time and materials basis for vaccine development research work performed by AVANT in the amount of $2.5 million.  In June 2003, AVANT was awarded a second subcontract for approximately $1.3 million to support preclinical animal testing of vaccine constructs being developed by AVANT for the oral combination vaccine against anthrax and plague.  In April 2004, AVANT was awarded a third subcontract for approximately $3 million to support the human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine.  Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work.

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

During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $3.8 million in research and development costs on its biodefense vaccine program. During the three months ended March 31, 2004, AVANT incurred approximately $1.1 million in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has also partnered with Pfizer, who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research programs are making significant progress and in late 2002 we achieved an important milestone, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $1.5 million in research and development costs on its food safety and animal health vaccines program. During the three months ended March 31, 2004, AVANT incurred approximately $6,900 in research and development costs on its food safety and animal health vaccines program.

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, we licensed our oral rotavirus vaccine to Glaxo. In 1999, after our Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid us an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. Substantially all of the ongoing development is being conducted and funded by Glaxo. During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $1.1 million in licensing fees and $79,000 in research and development costs. During the three months ended March 31, 2004, AVANT incurred approximately $50,000 in licensing fees associated with the rotavirus program. Prior to January 1, 2000, AVANT did not track research and development costs by program and, therefore, we are unable to disclose spending by program prior to that date. Glaxo has completed Phase I/II bridging studies in over 6,000 infants in Europe, Latin America and Asia using its two-dose oral rotavirus vaccine, called Rotarix®. Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003, and AVANT recognized a $1.0 million milestone. Assuming product development and commercialization continues satisfactorily, we may receive additional milestone payments totaling $7.5 million upon the achievement of specified milestones. In addition, we will be entitled to royalties based on net sales of Rotarix®.

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

The important treatment benefits seen in the male population were directly related to mortality and the benefit seen was impressive. This further analysis of the study data showed continued promise for this molecule and AVANT has announced its renewed commitment to its development. AVANT is conducting a Phase II double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial will examine the effect of TP10 versus placebo, will conclude around year-end 2004, and will be conducted at approximately 25 sites throughout the United States. The goals of the trial are to clarify the effect that TP10 has for women undergoing cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial.

During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $22.8 million in research, development and clinical costs. During the three months ended March 31, 2004, AVANT incurred approximately $1.8 million in research, development and clinical costs associated with its complement programs. With the termination of the Novartis agreement, AVANT can now offer a worldwide license for all fields, and may seek partnering arrangements to capture the value inherent in this program and its strong intellectual property portfolio.

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

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2004 as Compared
With the Three-Month Period Ended March 31, 2003

AVANT reported consolidated net loss of $1,909,400, or $.03 per share, for the first quarter ended March 31, 2004, compared with a net loss of $3,362,200, or $.06 per share, for the first quarter ended March 31, 2003.  The weighted average common shares outstanding used to calculate net loss per common share was 69,169,600 in 2004 and 60,468,600 in 2003.

Revenue:  Total revenue increased $2,349,000, or 345%, to $3,030,700 for the first quarter of 2004 compared to $681,700 for the first quarter of 2003.

Product development and licensing revenue increased $1,955,000 to $2,124,400 in 2004 from $169,400 in 2003.  The increase is primarily due to the one-time recognition of $1 million in revenue from DVC for rPA clinical materials and a license fee of $1 million from AdProTech, Ltd.

In January and June 2003, AVANT was awarded Department of Defense subcontracts from its partner, DVC, that supports the development of an oral, combination vaccine against both anthrax and plague using our vectored vaccine technology.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT in the amount of $3.8 million.  Under the agreements, AVANT recognized $846,200 and $477,000 in government contract revenue during the first quarters of 2004 and 2003, respectively, for work performed.

In 2002, we transferred the marketing and distribution of the Megan poultry product line to our partner, Lohmann Animal Health International (LAHI), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales.  Royalty payments received during the first quarter of 2004 and 2003 totaled $26,400 and $35,300, respectively.  Megan®Vac 1 and Megan®Egg are vaccines for use in chickens for protection against multiple strains of Salmonella bacteria, which we acquired in connection with our acquisition of Megan.

Operating Expense:  Total operating expense increased $828,100, or 19.9%, to $4,994,100 for the first quarter of 2004 compared to $4,166,000 for the first quarter of 2003.  The increase in total operating expense in 2004 primarily results from an increase in research and development expense in the first quarter of 2004 due to increased clinical trials costs and contract manufacturing costs.

Research and development expense increased $760,700, or 28.3%, to $3,453,200 in 2004 from $2,692,500 in 2003.  The increase in 2004 compared to 2003 is primarily due to an increase in clinical trials costs of $485,000 and contract manufacturing costs of $426,300, both incurred on the TP10 program.  The increase in research and development expense further resulted from increases in personnel and related expenses of $35,500, facility-related costs of $56,200 and laboratory supplies and services expenses of $70,600, offset in part by declines in consultancy costs of $44,600 and license fees of $271,500.

Selling, general and administrative expense increased $67,400, or 5.5%, to $1,292,100 in 2004 compared to $1,224,700 in 2003 and is primarily attributed to an increase in personnel and related costs.

Amortization expense of acquired intangible assets was $248,800 in 2004 and 2003.

Investment Income, Net:  Interest income decreased $68,100, or 55.8%, to $54,000 for the first quarter of 2004 compared to $122,100 for the first quarter of 2003.  The decrease is primarily due to lower interest rates during the first three months of 2004 compared to the first three months of 2003.  During the first three months of 2004 and 2003, the average month-end cash balances were $34,128,900 and $20,928,100, respectively.  The effective interest rates during the first three months of 2004 and 2003 were 0.96% and 1.28%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

AVANT ended the first quarter of 2004 with cash and cash equivalents of $41,161,500 compared to cash and cash equivalents of $20,251,000 at December 31, 2003.

Net cash used in operating activities decreased to $2,156,100 for the first three months of 2004 compared to $3,077,500 for the first three months of 2003.  The decrease is primarily attributed to the decrease in net loss incurred in 2004 compared to 2003, a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset partly by a decrease in deferred revenue.

Net cash used in investing activities decreased to $244,300 for the first three months of 2004 compared to $2,160,300 for the first three months of 2003.  The decrease is primarily due to $2 million of cash paid in 2003 for certain assets of Universal Preservation Technologies, Inc., offset in part by increased investment in property and equipment in 2004 compared to 2003.

Net cash provided by financing activities was $23,310,900 for the first three months of 2003 compared to net cash used in financing activities of $82,500 for the first three months of 2003.  The increase is due primarily to the completion of a direct equity placement in 2004 and an increase in proceeds from the exercise of stock options and warrants.

AGGREGATE CONTRACTUAL OBLIGATIONS

As of March 31, 2004, AVANT had future payments required under contractual obligations and other commitments approximately as follows:

	Total	Less than One Year	1-3 Years	3-5 Years	4-5 Years

Operating lease obligations	$8,719,200	$2,264,100	$5,823,100	$421,400	$210,600
Licensing obligations	920,000	310,000	355,000	170,000	85,000
Total future obligations	$9,639,200	$2,574,100	$6,178,100	$591,400	$295,600

In February 2004, we completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated gross proceeds totaling approximately $24.7 million.  Expenses associated with the transaction totaled approximately $1,600,300.

AVANT believes that cash inflows from existing collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2005.  The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements.  During 2004, we expect to take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering.  There can be no assurance that such efforts will be successful.

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

We do not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2004 and December 31, 2003 due to the short-term maturities of these instruments.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1                           Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment

10.2                           Security Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment

10.3                           Secured Promissory Note:  Equipment Loan, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment

10.4                           Non-Exclusive License Agreement, by and between the Company and AdProTech Ltd., dated as of March 10, 2004, portions of which are subject to a request for confidential treatment

31.1                           Certification of President and Chief Executive Officer

31.2                           Certification of Senior Vice President and Chief Financial Officer

32.1                           Section 1350 Certifications

(b)   Reports on Form 8-K

A Form 8-K was filed on February 23, 2004, regarding a press release announcing that AVANT had entered into a securities purchase agreement with institutional investors in a direct equity placement of registered securities of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: April 30, 2004	/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2004	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2203, portions of which are subject to a request for confidential treatment

10.2	Security Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment

10.3

Secured Promissory Note: Equipment Loan, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment

10.4	Non-Exclusive License Agreement, by and between the Company and AdProTech Ltd., dated as of March 10, 2004, portions of which are subject to a request for confidential treatment

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications