Form 10-Q
period 2004-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2004-11-09
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, 74,129,400 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2004

Table of Contents

Part I — Financial Information

Unaudited, Consolidated Balance Sheet at September 30, 2004 and December 31, 2003

Unaudited, Consolidated Statement of Operations for the Three Months Ended September 30, 2004 and 2003

Unaudited, Consolidated Statement of Operations for the Nine Months Ended September 30, 2004 and 2003

Unaudited, Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Unaudited, Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Part II — Other Information

Item 6. Exhibits

Signatures

Certifications

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2004 and December 31, 2003

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$35,228,300	$20,251,000
Accounts Receivable	615,800	1,472,800
Prepaid Expenses and Other Current Assets	770,700	585,200

Total Current Assets	36,614,800	22,309,000

Property and Equipment, Net	2,171,700	912,700
Intangible and Other Assets	6,311,000	7,047,100
Goodwill	1,036,300	1,036,300

Total Assets	$46,133,800	$31,305,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$650,400	$475,800
Accrued Expenses	3,028,800	1,453,400
Deferred Revenue	132,900	1,456,200

Total Current Liabilities	3,812,100	3,385,400

Note Payable	342,700	—

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding at September 30, 2004 and December 31, 2003	—	—
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,347,200 Issued and 74,126,900Outstanding at September 30, 2004 and 64,928,400Issued and 64,708,100 Outstanding at December 31, 2003	74,300	64,900
Additional Paid-In Capital	256,991,800	233,643,500
Deferred Compensation	(782,000)	(989,000)
Less: 220,300 Common Treasury Shares at Cost at September 30, 2004 and December 31, 2003	(227,600)	(227,600)
Accumulated Deficit	(214,077,500)	(204,572,100)

Total Stockholders’ Equity	41,979,000	27,919,700

Total Liabilities and Stockholders’ Equity	$46,113,800	$31,305,100

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	September 30, 2004	September 30, 2003

REVENUE:
Product Development and Licensing Agreements	$144,300	$1,232,900
Government Contracts and Grants	334,200	733,700
Product Royalties	49,100	48,500

Total Revenue	527,600	2,015,100

OPERATING EXPENSE:
Research and Development	2,805,800	2,510,100
General and Administrative	1,290,600	1,423,700
Amortization of Acquired Intangible Assets	248,800	248,800

Total Operating Expense	4,345,200	4,182,600

Operating Loss	(3,817,600)	(2,167,500)

Investment and Other Income, Net	120,400	51,800

Net Loss	$(3,697,200)	$(2,115,700)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.03)

Weighted Average Common Shares Outstanding	74,118,300	64,703,000

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	September 30, 2004	September 30, 2003

REVENUE:
Product Development and Licensing Agreements	$2,393,100	$1,620,000
Government Contracts and Grants	1,928,800	2,029,300
Product Royalties	129,400	125,900

Total Revenue	4,451,300	3,775,200

OPERATING EXPENSE:
Research and Development	9,626,800	7,876,000
General and Administrative	3,852,400	4,000,100
Amortization of Acquired Intangible Assets	746,400	746,400

Total Operating Expense	14,225,600	12,622,500

Operating Loss	(9,774,300)	(8,847,300)

Investment and Other Income, Net	268,900	186,100

Net Loss	$(9,505,400)	$(8,661,200)

Basic and Diluted Net Loss Per Common Share	$(0.13)	$(0.14)

Weighted Average Common Shares Outstanding	72,510,600	61,773,500

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	September 30, 2004	September 30, 2003

Cash Flows from Operating Activities:
Net Loss	$(9,505,400)	$(8,661,200)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,045,200	1,293,800
Amortization of Deferred Compensation	207,000	46,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,199,700	(337,600)
Prepaid and Other Current Assets	(185,500)	(156,500)
Accounts Payable and Accrued Expenses	1,750,000	(279,600)
Deferred Revenue	(1,323,300)	(360,800)

Net Cash Used in Operating Activities	(6,812,300)	(8,455,900)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(1,557,800)	(167,800)
Increase in Patents	—	(142,800)
Cash Paid for Acquisition of Universal Preservation Technologies, Inc. Assets	—	(2,000,000)
Other Non-Current Assets	(10,300)	—

Cash Used in Investing Activities	(1,568,100)	(2,310,600)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	23,051,000	9,274,600
Proceeds from Exercise of Stock Options and Warrants	306,700	10,900
Purchases of Treasury Stock	—	(91,300)

Net Cash Provided by Financing Activities	23,357,700	9,194,200

Net Increase (Decrease) in Cash and Cash Equivalents	14,977,300	(1,572,300)

Cash and Cash Equivalents at Beginning of Period	20,251,000	25,070,700

Cash and Cash Equivalents at End of Period	$35,228,300	$23,498,400

Supplemental Disclosure of Noncash Financing Activities
Note payable from MassDevelopment	342,700	—

Supplemental Disclosure of Cash Flow Information

See Note 7.

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Consolidated Financial Statements

September 30, 2004

(1)           Nature of Business

AVANT Immunotherapeutics, Inc. is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease.  The Company is developing a broad portfolio of vaccines and therapeutics against cardiovascular, viral and bacterial diseases.  These include a treatment to reduce complement-mediated tissue damage associated with cardiac by-pass surgery, single-dose oral vaccines aimed at protecting travelers and people in endemic regions from infectious diseases and a proprietary vaccine candidate for cholesterol management.  In addition, the Company is developing the VitriLife® preservation technology for use in AVANT’s oral vaccines and certain other non-injectable applications.  VitriLife® is a patented drying method for the industrial-scale preservation of biological solutions and suspensions, such as proteins, enzymes, viruses, bacteria and other cells, which has the potential to cut production costs and improve product stability at room temperature or higher.  AVANT further leverages the value of its technology portfolio through corporate partnerships.  Current collaborations encompass the development of an oral human rotavirus vaccine, vaccines to combat threats of biological warfare, and vaccines addressed to human food safety and animal health.

The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc.  All intercompany transactions have been eliminated.

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at September 30, 2004, results of operations for the three-and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003.  The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included, when read in conjunction with AVANT’s Annual Report on Form 10-K for the year ended December 31, 2003, are adequate to make the information presented not misleading.

(3)           Recent Accounting Pronouncements

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128” (“EITF 03-6”). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of this standard did not have an impact on either AVANT’s operating results or financial position as the Company incurred a net loss for the three and nine month periods ended September 30, 2004 and 2003.  This pronouncement will have an impact when the Company incurs a net income and at that time, AVANT will evaluate whether our existing securities meet the definitions of a “participating security” under the provisions of EITF 03-6.

The Accounting Standards Executive Committee (AcSEC) Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others”, includes guidance applicable to all entities with respect to recognition and measurement as well as presentation and disclosure of trade receivables.  Included in its scope are nonfinancial entities that extend trade credit to customers.  The following disclosure is required:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its trade accounts receivable and therefore has not established an allowance for doubtful accounts.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts receivable consists of the following:

	September 30, 2004	December 31, 2003

Trade Receivables	$273,100	$1,457,300
Other Receivables	342,700	15,500
	$615,800	$1,472,800

Other receivables at September 30, 2004 represents disbursement increments due from Mass Development under a Lease Agreement discussed in Footnote 10.

(4)           Property and Equipment

Property and equipment includes the following:

	September 30, 2004	December 31, 2003

Laboratory Equipment	$2,466,000	$2,422,100
Manufacturing Equipment	6,700	—
Office Furniture and Equipment	1,684,400	1,633,500
Leasehold Improvements	1,699,700	1,668,400
Construction in Progress	1,425,000	—
Property and Equipment, Total	7,281,800	5,724,000
Less Accumulated Depreciation and Amortization	(5,110,100)	(4,811,300)
	$2,171,700	$912,700

(5)           Intangible and Other Assets

Intangible and other assets include the following:

	September 30, 2004				December 31, 2003
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Intangible Assets:
Collaborative Relationships	5 years	1,090,000	(1,090,000)	—	1,090,000	(1,090,000)	—
Core Technology	10 years	3,786,900	(1,035,000)	2,751,900	3,786,900	(751,000)	3,035,900
Developed Technology	7 years	3,263,100	(1,784,800)	1,478,300	3,263,100	(1,435,600)	1,827,500
Strategic Partner Agreement	17 years	2,563,900	(578,100)	1,985,800	2,563,900	(465,000)	2,098,900

Total Intangible Assets		10,703,900	(4,487,900)	6,216,000	10,703,900	(3,741,600)	6,962,300

Other Non Current Assets		95,000	—	95,000	84,800	—	84,800
		$10,798,900	$(4,487,900)	$6,311,000	$10,788,700	$(3,741,600)	$7,047,100

All of the Company’s intangible assets are amortized over their estimated useful lives.  Total amortization expense for intangible assets was $248,800 and $746,400 for the three- and nine-month periods ended September 30, 2004 and 2003, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2004 for the remainder of fiscal year 2004 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2004 (remaining three months)	$248,800
2005	995,100
2006	995,100
2007	956,300
2008	529,500
2009	529,500

(6)           Net Income (Loss) Per Share

Consistent with SFAS 128, basic earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of shares of common stock and the potential common stock outstanding during the period.  The Company has excluded all of the potential common stock shares from the calculation of diluted weighted average share amounts for the three-month and nine-month periods ended September 30, 2004 and 2003 as its inclusion would have been anti-dilutive.  A total of 3,536,200 and 3,884,600 stock options and warrants were excluded from the computation of weighted average common shares for the periods ended September 30, 2004 and 2003, respectively, as they were anti-dilutive.

(7)           Stock Options

AVANT periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.  AVANT accounts for such stock option grants using the intrinsic value method and intends to continue to do so.

During the nine month period ended September 30, 2003, the Company awarded Restricted Stock Units to its President and CEO and recorded non-cash deferred compensation amounting to $1,104,000. The Company has recognized $207,000 and $46,000 as stock based compensation expense in the statement of operations during the nine month periods ended September 30, 2004 and 2003, respectively.

The following are pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Loss:
As reported	$3,697,200	$2,115,700	$9,505,400	$8,661,200
Less: Stock-based employee compensation expense as reported	(69,000)	(46,000)	(207,000)	(46,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	251,800	256,600	729,100	688,900
Pro forma	3,880,000	2,326,300	10,027,500	9,304,100

Basic and Diluted Net Loss Per Share:
As reported	$0.05	$0.03	$0.13	$0.14
Pro forma	0.05	0.04	0.14	0.15

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected stock price volatility	81%	109%	64%	109%
Expected option term	5 Years	5 Years	5 Years	5 Years
Risk-free interest rate	3.3 – 3.9%	2.5 – 3.6%	2.7 – 4.2%	2.1 – 3.6%
Expected dividend yield	None	None	None	None

Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

(8)           Product Development and Licensing Agreements

AVANT’s revenue from product development and licensing agreements was received pursuant to contracts with different organizations.  Total revenue recognized by the Company in connection with these contracts for the three- and nine-month periods ended September 30, 2004 and 2003 were approximately $144,300 and $2,393,100 in 2004 and $1,232,900 and $1,620,000 in 2003, respectively.  A summary of these contracts follows:

(A)             GlaxoSmithKline plc

During 1997, AVANT entered into an agreement with GlaxoSmithKline plc (“Glaxo”) to collaborate on the development and commercialization of the Company’s oral rotavirus vaccine.  Under the terms of the agreement, Glaxo received an exclusive worldwide license to commercialize AVANT’s rotavirus vaccine.  AVANT was responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine, which was completed in August 1998.  Glaxo made an initial license payment of $250,000 in 1997 upon execution of the agreement.  In June 1999, AVANT received a milestone payment of $500,000 from Glaxo for the successful completion of the Phase II clinical efficacy study and the establishment of a commercially viable process for manufacture of the vaccine.  Glaxo has assumed responsibility for all subsequent clinical trials and all other development activities.  Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003, and AVANT recognized a $1.0 million milestone.  In July 2004, the Mexican Board of Health approved the marketing of Rotarix® in Mexico and AVANT expects Glaxo to launch the product during the first half of 2005. AVANT has no obligation to incur any research and development costs in connection with this agreement.  AVANT is obligated to maintain a license with an academic institution with respect to this agreement and incurred licensing fees of $150,000 in both nine-month periods ended September 2004 and 2003, respectively.  The term of this agreement is through the expiration of the last of the patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.  Glaxo has agreed to make further payments, which could total up to $7.5 million, upon the achievement of specified milestones.  In addition, AVANT will be entitled to royalties based on worldwide net sales of Rotarix®.

(B)             Pfizer Inc

In connection with the Company’s acquisition of Megan, it entered into a licensing agreement with Pfizer Inc, Animal Health Division (“Pfizer”), whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines.  Upon execution of the agreement, Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment.  In December 2002, AVANT received a milestone payment of $500,000 from Pfizer as a result of the submission of an application with the USDA for licensure of a food safety vaccine.  Under the agreement, AVANT may receive additional milestone payments of up to $3 million based upon attainment of specified milestones.  AVANT has received research and development funding totaling $1 million from Pfizer through November 2002 while incurring $1,057,000 in associated research and development costs.  AVANT may receive royalty payments on eventual product sales.  The term of this agreement is through the expiration of the last of the patents covered by the agreement.  AVANT has no obligation to incur any research and development costs in connection with this agreement.

(C)             DynPort Vaccine Company LLC

In October 2001, the Company granted DynPort Vaccine Company LLC (DVC) a license for exclusive rights to use certain components of its anthrax vaccine technology.  In October 2001, in connection with the execution of the agreement, AVANT received a $200,000 materials transfer fee.  Also in October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers.  The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT.  Under the agreement, AVANT is also entitled to annual $50,000 license maintenance payments, with respect to which AVANT has received $100,000, and milestone payments of up to $700,000 in the aggregate, $100,000 of which AVANT received upon initiation of a Phase I clinical trial in 2002.  AVANT is also entitled to specified royalties on eventual product sales.  The term of this agreement is through the expiration of the last of the patents covered by the agreement, although DVC may terminate the agreement upon 90 days prior written notice.  DVC, a privately-held company, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents.  DVC has a 10-year contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.  AVANT has no obligation to incur any research and development costs in connection with this agreement.

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

(D)             AdProTech

In March 2004, AVANT granted a license to AdProTech, Ltd for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition.  In April 2004, AVANT received an initial license payment of $1 million from AdProTech and AdProTech was acquired by Inflazyme Pharmaceuticals Ltd. which assumed the license.  AVANT has no continuing involvement or obligation under this license agreement, thus it recognized the $1 million as revenue during the first quarter of 2004.  Under the agreement, AVANT is entitled to annual license fees, milestone payments of up to $13.5 million in the aggregate and royalties on eventual product sales.  AVANT has no obligations to incur any research and development costs in connection with this agreement.

(9)           Direct Equity Placement

In February 2004, AVANT completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated gross proceeds totaling approximately $24.7 million.  Expenses associated with the transaction totaled approximately $1,602,800.

(10)         Note Payable

In December 2003, AVANT entered into a Lease Agreement, a Secured Promissory Note: Equipment Loan and a Security Agreement with the Massachusetts Development Finance Agency (“MassDevelopment”), an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out a pilot manufacturing facility in Fall River, Massachusetts.  Under the Lease Agreement, AVANT is eligible for a Specialized Tenant Improvement Allowance of up to $1,027,800 to finance the build-out of the Fall River facility.  AVANT may draw down monthly disbursement increments against the Allowance but must use the Allowance within the first twelve months of the original lease term.  Principal and interest payments of the aggregate disbursement increments are due monthly using an amortization period of 15 years and an interest rate of 5.5% per annum.  At September 30, 2004, AVANT had requested drawn downs totalling approximately $342,700.

Under the Secured Promissory Note: Equipment Loan, AVANT may request advances of principal up to $1,104,000 from MassDevelopment to finance the purchases of equipment to be placed in the Fall River facility.  The Loan has a term of 84 months at an interest rate of 5.5% per annum and must be drawn down within the first twelve months from the date of the Note.  The Loan is collateralized by all of the equipment purchased with the principal amount.  At September 30, 2004, AVANT had not requested any advances against the Equipment Loan.  In addition, under the Lease Agreement if AVANT does not draw down upon the entire $1,104,000 principal amount it may, by written notice to MassDevelopment, draw upon and utilize up to the lesser of (i) $200,000 or (ii) the undrawn upon amount of the Equipment Loan, as part of the Specialized Tenant Improvement Allowance described above.

(11)         Commitments and Contingencies

(A)             Commitments for the Build-out of the Fall River Facility

In August 2004, AVANT entered into a Design/Build Contract totaling $1,917,700 with a design/builder for the build-out of the Fall River facility.  The final contract amount may be subject to change as a result of work change orders which may arise during the construction period.  As of September 30, 2004, AVANT had made payments and accrued costs totaling $666,400 under the Contract.

(B)             Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10.  During the quarter ended September 30, 2004, AVANT entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work totaling approximately $917,100.  The Company incurred $969,300 of expense related to the Lonza Agreement in the nine months ended September 30, 2004 of which $874,400 remained accrued at September 30, 2004.

In May 2004, AVANT signed an Amendment to the Lonza Agreement for the cGMP production of TP10 at commercial scale scheduled for the first quarter of 2005.  Under the terms of the Lonza Agreement, if AVANT voluntarily terminates the Amendment within four months of the expected start date of the cGMP production run, AVANT is obligated to pay a termination fee of approximately $720,000.  At September 30, 2004, AVANT was within the four-month period of the expected start of the cGMP production run.  AVANT currently has no plans to terminate this production run.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance.  There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT.  These factors include, but are not limited to:  (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons and other disease causing agents; (3) the ability to successfully complete development and commercialization of TP10, CholeraGarde™ (Peru-15), Ty800, CETi-1, Therapore® and of other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CholeraGarde™ (Peru-15), Ty800, CETi-1, Therapore® and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CholeraGarde™ (Peru-15), Ty800, CETi-1, Therapore® and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) royalty revenues from product sales of Rotarix®, Megan®Vac 1, Megan®Egg and other future products; (8) changes in existing and potential relationships with corporate collaborators; (9) the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (10) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, for among other purposes, adults undergoing cardiac surgery, to use CholeraGarde™ (Peru-15) and Ty800, among other purposes, to protect travelers and people in endemic regions from diarrhea causing diseases, to use CETi-1, among other purposes, to raise serum HDL cholesterol levels and for other products; (11) the ability to obtain substantial additional funding; (12) the ability to develop and commercialize products before competitors; (13) the ability to retain certain members of management; and (14) other factors detailed from time to time in filings with the Securities and Exchange Commission.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 2.   Management’s Discussion and Analysis of Financial Condition And Results of Operations

AVANT’s principal activity since our inception has been research and product development conducted on its own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators.  AVANT was incorporated in the State of Delaware in December 1983.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 to our 2003 Form 10-K.  There have been no changes to these policies since December 31, 2003.  Readers are encouraged to review these critical accounting policies in conjunction with the review of this Form 10-Q.

OVERVIEW

AVANT’s focus is unlocking the power of the immune system to prevent and treat disease.  The Company has assembled a broad portfolio of technologies and intellectual property that give it a strong competitive position in vaccines and immunotherapeutics.  These include an oral human rotavirus vaccine, which gained its first marketing approval in Mexico in July 2004.  Six of AVANT’s products are in clinical development.  The Company’s goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis.

The Company has actively developed and acquired innovative technologies – especially novel approaches to vaccine creation.  The development of immunotherapeutic vaccines like CETi-1 and the marriage of innovative vector delivery technologies with the unique VitriLife® manufacturing process represent the potential for a new generation of vaccines.  In addition, AVANT’s vaccine technology can provide rapid protection against bacterial illnesses which may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks.

AVANT is targeting its efforts where it can add the greatest value to the development of its products and technologies.  Its goal is to demonstrate clinical proof-of-concept for each product, and then seek excellent partners to help see those products through to commercialization.  This approach allows AVANT to maximize the overall value of its technology and product portfolio while best ensuring the expeditious development of each individual product.

ACQUISITIONS

Universal Preservation Technologies, Inc.:  In January 2003, AVANT completed the acquisition of certain technology and intellectual property of Universal Preservation Technologies, Inc. (UPT), a privately held company, and the licensure of certain patent rights from Elan Drug Delivery Limited (EDD), a subsidiary of Elan Corporation plc.  EDD’s license to AVANT gives AVANT exclusive rights to the VitriLife® process for use in orally administered vaccines and certain other non-injectable applications, and non-exclusive rights in certain other fields.  VitriLife® is a patented drying method for the industrial-scale preservation of biological solutions and suspensions, such as proteins, enzymes, viruses, bacteria and other cells, which has the potential to cut production costs and improve product stability at room temperature or higher.  AVANT has determined that this technology has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs.  AVANT paid an aggregate of $2,000,000 in consideration in the transaction, recorded this value to acquired intangible assets, and is amortizing these assets over their estimated lives of ten years.

Megan Health, Inc.:  On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. (“Megan”), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies.  In connection with the acquisition, AVANT recorded a charge of $9,012,300 for acquired in-process research and development (“IPR&D”), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of September 30, 2004, none of the acquired research and development projects had reached technological feasibility.

Virus Research Institute, Inc.:  On August 21, 1998, AVANT acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children.  In connection with the acquisition, AVANT recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of September 30, 2004, only Rotarix® of the acquired research and development projects had reached technological feasibility as it received marketing approval in Mexico.

RESEARCH AND DEVELOPMENT ACTIVITIES

AVANT is currently focused on the development of a number of immunotherapeutic and vaccine product candidates which are in various stages of clinical trials. AVANT expects that a large percentage of its research and development expenses will be incurred in support of its current and future clinical trial programs.

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

As a result of the uncertainties discussed above, among others, AVANT is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. AVANT’s inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force AVANT to seek additional, external sources of financing from time to time in order to continue with its business strategy. AVANT’s inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business. The amount incurred for each material research program since the beginning of 2001 is set forth below under “Program Developments.” During the past five years through the end of 2003, AVANT incurred an aggregate of $65.0 million in research and development costs. During the nine months ended September 30, 2004, AVANT incurred an aggregate of $9.6 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the three years ended December 31, 2003, 2002, and 2001 and the nine-month periods ended September 30, 2004 and 2003. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to January 1, 2000, AVANT did not track research and development costs by program and therefore we are unable to disclose spending by program prior to that date.

	Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2003	2002	2001
Bacterial Vaccines:
CholeraGarde™	$80,700	$929,200	$695,800	$5,959,100	$2,369,200
Ty800	545,900	303,100	186,300	2,203,600	1,863,500
Other	233,300	125,600	137,500	204,400	—
BioDefense Vaccines:	2,634,700	2,559,100	3,524,500	239,900	—
Cholesterol Management Vaccine:
CETi-1	621,900	2,771,200	3,404,000	3,176,800	2,387,700
Complement Inhibitors:
TP10/TP20	4,906,000	712,200	1,648,700	1,714,800	12,930,500
Food Safety & Animal Health Vaccines:	11,600	46,300	49,400	450,600	984,900
Viral Vaccines:
Rotavirus vaccine	150,000	375,000	200,000	400,000	334,100
Other	196,800	54,300	72,400	346,800	264,600
Other Programs:	263,800	—	102,700	—	—
Discontinued Programs:	—	—	—	12,500	446,000

Total R&D Expense	$9,644,700	$7,876,000	$10,021,300	$14,708,500	$21,580,500

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. No vaccine against rotavirus is currently on the market. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. In 1999, after the Company’s Phase II study demonstrated 89% protection in a study involving 215 infants, Glaxo paid AVANT an additional license fee and assumed full responsibility for funding and performing all remaining clinical development. Substantially all of the ongoing development is being conducted and funded by Glaxo. During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $1.1 million in licensing fees and $79,000 in research and development costs. During the nine months ended September 30, 2004, AVANT incurred approximately $150,000 in licensing fees associated with the rotavirus program. Prior to January 1, 2000, AVANT did not track research and development costs by program and, therefore, we are unable to disclose spending by program prior to that date. Glaxo has completed Phase I/II bridging studies in over 6,000 infants in Europe, Latin America and Asia using its two-dose oral rotavirus vaccine, called Rotarix®. Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003 and AVANT recognized a $1.0 million milestone. In July 2004, the Mexican Board of Health approved the marketing of Rotarix® in Mexico. Assuming product development and commercialization continues satisfactorily, AVANT may receive additional milestone payments totaling $7.5 million upon the achievement of specified milestones. In addition, AVANT will be entitled to royalties based on worldwide net sales of Rotarix®.

Complement Inhibitors:  In February 2002, AVANT announced that TP10 had shown a trend but had not achieved a significant reduction in the primary endpoint of death, myocardial infarction, prolonged intubation or prolonged intra-aortic balloon pumping following preliminary analysis of a Phase II adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit to male patients participating in the trial, with no significant treatment benefit to female patients. The important treatment benefits seen in the male population were directly related to the combined incidence of acute myocardial infarction and mortality rate. Adverse events reported following treatment with TP10 were generally similar to those seen in placebo treated patients and were assessed by investigators to be routinely observed following cardiopulmonary bypass surgery.

AVANT is currently conducting a Phase IIb double-blind, placebo-controlled trial of TP10 in approximately 300 high risk women undergoing cardiopulmonary bypass surgery. The trial will assess the safety and efficacy of TP10 versus placebo, will be conducted at approximately 30 sites throughout the United States, and study results are expected to be reported out in the first half of 2005. The goals of the trial are to determine the safety of TP10 in female patients undergoing cardiac bypass surgery and provide additional efficacy data that will be supportive to start the Phase III trial. AVANT is working closely with its manufacturing partner, Lonza Biologics plc, to complete process development and scale-up efforts in preparation for the production of Phase III clinical materials and the start of that trial by year-end 2005.

During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $22.8 million in research, development and clinical costs. During the nine months ended September 30, 2004, AVANT incurred approximately $4.9 million in research, development, contract manufacturing and clinical costs associated with its complement programs. AVANT is seeking partnering arrangements for a worldwide license to capture the value inherent in this program and its strong intellectual property portfolio.

Bacterial Vaccines:  AVANT’s goal is to become a leading developer of innovative vaccines that address health care needs on a global basis.  In this regard, AVANT acquired VitriLife®, a technology with the potential to reduce manufacturing costs and improve product stability, eliminating the need for vaccine refrigeration during shipping and storage.  With this technology and AVANT’s Cholera- and Salmonella-vectored delivery technologies, named VibrioVec™ and SalmoVec™, the Company can now develop a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and requiring no refrigeration.

Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise.  During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the International Vaccine Institute (IVI) in Bangladesh where cholera is endemic.  IVI is assessing the safety and immunogenicity of the vaccine in adults and progressively younger pediatric populations, eventually studying the vaccine in infants as young as nine months.  To date, IVI has completed testing in adults and toddlers, ages 2 to 5 years, and is now vaccinating infants, ages 9 to 23 months.  In January 2004, AVANT announced positive preliminary results of the adult portion from the Phase II clinical trial of CholeraGarde® in Bangladesh.  In 70 adult subjects, vaccination with the single-dose, oral cholera vaccine was well tolerated.  Moreover, over 70% of the vaccinated adults responded with a favorable immune response.  The study is expected to complete around year-end 2004.

During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $9.2 million in research, development and clinical costs on its CholeraGarde® program. During the nine months ended September 30, 2004, AVANT incurred approximately $80,700 in research, development and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and AVANT have agreed for the NIAID to conduct a Phase I in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. The trial is planned for a NIAID-funded clinical site using NIAID-funded clinical material. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study.  During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $4.3 million in research, development and clinical costs on its Ty800 program. During the nine months ended September 30, 2004, AVANT incurred approximately $545,900 in research, development and clinical costs on its Ty800 program.

Finally, AVANT is developing three additional bacterial vaccines against enterotoxigenic E. coli, Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide. These three programs are in pre-clinical development.  In 2004, AVANT expects to allocate resources to further the development of a two-vaccine combination product containing ETEC and Campylobacter addressed to the travelers’ market.

BioDefense Vaccines:  The attenuated live bacteria used to create AVANT’s single-dose oral vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. By engineering key disease antigens into the DNA of the vector organisms, AVANT expects to be able to extend the protective ability of its single-dose oral vaccines to a wide variety of illnesses. AVANT believes its vector technologies may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks.

In October 2001, AVANT granted DynPort Vaccine Company LLC (DVC) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT. DVC hopes this injectable vaccine will offer a safe, effective product to support the country’s need for a new-generation anthrax vaccine. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine. In June 2003, AVANT was awarded a subcontract by DVC, in the amount of $344,000, which covers stability testing of DVC’s injectable anthrax vaccine. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon AVANT performing and continuing to demonstrate that it has the capability to perform the funded work.

Further, in January 2003, AVANT was awarded a subcontract to develop for the U.S. Department of Defense (DoD) an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. AVANT executed this initial subcontract with DVC and will be reimbursed on a time and materials basis for vaccine development research work performed by AVANT in the amount of $2.5 million.  In June 2003, AVANT was awarded a second subcontract for approximately $1.3 million to support preclinical animal testing of vaccine constructs being developed by AVANT for the oral combination vaccine against anthrax and plague.  In April 2004, AVANT was awarded a third subcontract for approximately $3 million to support the human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine.  The Defense Appropriations Bill for Fiscal Year 2005 passed by Congress in July 2004 commits $2.8 million for the continued development of this combination vaccine.  Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work.

During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $3.8 million in research and development costs on its biodefense vaccine program. During the nine months ended September 30, 2004, AVANT incurred approximately $2.6 million in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer, who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $1.5 million in research and development costs on its food safety and animal health vaccines program. During the nine months ended September 30, 2004, AVANT incurred approximately $11,600 in research and development costs on its food safety and animal health vaccines program.

Cholesterol Management Vaccine:  AVANT is developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (“CETP”), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein). The Company is developing this vaccine, CETi-1, to stimulate an immune response against CETP, which it believes may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis which leads to heart attack. AVANT has conducted preliminary studies of rabbits, which have demonstrated the ability of CETi-1 vaccine to elevate HDL and reduce the development of fatty legions in the blood vessels.

CETi-1 is being developed for the management of patients with low levels of HDL cholesterol. In September 1999, AVANT initiated a double-blind placebo controlled, Phase I clinical trial of our CETi-1 vaccine in adult volunteers. The object of the study was to demonstrate the safety of single administrations of the vaccine at four different dosage strengths and results were announced in January 2001. The vaccine was very well tolerated in the 48 adult volunteers who participated in the study. The only serious adverse reaction reported during the study was not related to study medication. There were no differences in the safety profiles of placebo groups and active vaccine groups. In addition, there was limited evidence of an immune response in one subject treated with the highest dose. Subsequently, AVANT announced results from a double-blinded placebo controlled extension of the earlier completed CETi-1 Phase I trial in the same healthy adult volunteers receiving a second dose of the vaccine. Results from the extension study showed measurable antibody titers in all dose groups treated with active study medication, suggesting a dose-response relationship.

These data were helpful in moving the program forward to a placebo controlled Phase II study, which was initiated in August 2001, in approximately 200 patients with low levels of HDL cholesterol.  The objectives of the study were to evaluate the safety, immunogenicity and dose-response relationship of the CETi-1 product in patients who receive an initial immunization followed by boosters.  The primary endpoint was the change in HDL cholesterol measured after the six-month booster.  In October 2003, AVANT completed the CETi-1 vaccine Phase II efficacy study.  The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels.  In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%.  AVANT is currently evaluating a number of new adjuvants and delivery technologies for its CETP vaccine in animal models and expect to choose the approach eliciting the most robust antibody response around year-end 2004.  During the period January 1, 2000 through December 31, 2003, AVANT incurred approximately $10.9 million in research, development and clinical costs associated with the CETi program. During the nine months ended September 30, 2004, AVANT incurred approximately $621,900 in research, development and clinical costs associated with the CETi program.  AVANT plans to seek a corporate partner to complete development and to commercialize the CETi vaccine.

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

AdProTech:  In March 2004, AVANT granted a license to AdProTech, Ltd for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition.  Financial terms of the agreement with AdProTech include license fees, milestone payments and royalties.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2004 as Compared with the Three-Month Period Ended September 30, 2003

AVANT reported consolidated net loss of $3,697,200, or $.05 per share, for the third quarter ended September 30, 2004, compared with a net loss of $2,115,700, or $.03 per share, for the third quarter ended September 30, 2003.  The weighted average common shares outstanding used to calculate net loss per common share was 74,118,300 in 2004 and 64,703,000 in 2003.

Revenue:  Total revenue decreased $1,487,500, or 73.8%, to $527,600 for the third quarter of 2004 compared to $2,015,100 for the third quarter of 2003.

Product development and licensing revenue decreased $1,088,600, or 88.3%, to $144,300 in 2004 from $1,232,900 in 2003.  Product development and licensing revenue in 2004 consisted primarily of the amortization of nonrefundable license fees from Pfizer.  The remaining Pfizer license fees totaling $82,900 will be fully amortized by November 2004.  In addition to the recognition of Pfizer license fees in the third quarter of 2003, AVANT also recognized a $1 million milestone payment from Glaxo.

In 2003 and 2004, AVANT was awarded Department of Defense subcontracts from its partner, DVC, that supports the development of an oral, combination vaccine against both anthrax and plague using the Company’s vectored vaccine technology.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT in the amount of approximately $6.8 million.  Under these agreements and several SBIR grants, AVANT recognized $334,200 and $733,700 in government contract and grant revenue during the third quarters of 2004 and 2003, respectively, for work performed.

In 2002, AVANT transferred the marketing and distribution of the Megan poultry product line to its partner, Lohmann Animal Health International (LAHI), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales.  Royalty payments received during the third quarter of 2004 and 2003 totaled $49,100 and $48,500, respectively.  Megan®Vac 1 and Megan®Egg are vaccines for use in chickens for protection against multiple strains of Salmonella bacteria.

Operating Expense:  Total operating expense increased $162,600, or 3.9%, to $4,345,200 for the third quarter of 2004 compared to $4,182,600 for the third quarter of 2003.  The increase in total operating expense in 2004 primarily results from an increase in research and development expense in the third quarter of 2004 as a result of increased clinical trials costs and contract manufacturing costs to support the Company’s TP10 program and the ramp-up of Fall River personnel and facility costs during the ongoing build-out process.

Research and development expense increased $295,700, or 11.8%, to $2,805,800 in 2004 from $2,510,100 in 2003.  The increase in 2004 compared to 2003 is primarily due to an increase in clinical trials costs of $260,900 and contract manufacturing costs for clinical trial materials of $118,800, both incurred on the TP10 program.  The increase in research and development expense further resulted from increases in personnel and related expenses of $49,200 and clinical trials insurance expenses of $29,600, offset in part by declines in laboratory supplies and services expenses of $23,500, research and development consultancy costs of $50,100, and license fees of $71,500.  Work by Lonza, AVANT’s manufacturing partner for TP10, on process development and scale-up during the first nine months of 2004 progressed at a slower than anticipated pace.  AVANT expects research and development expense to increase substantially in the fourth quarter of 2004 and in 2005 as the TP10 Phase II female clinical trial continues towards full enrollment and as Lonza conducts process development and scale-up work in preparation for the production of Phase III clinical materials in 2005.  Contract manufacturing expenses are likely to fluctuate from quarter to quarter as the program proceeds.

General and administrative expense decreased $133,100, or 9.3%, to $1,290,600 in 2004 compared to $1,423,700 in 2003 and is primarily attributed to a decrease in legal costs of $295,900, offset in part by increases in personnel and related costs of $113,500, other professional fees of $30,100, and business development consultancy costs of $31,800.

Amortization expense of acquired intangible assets was $248,800 in 2004 and 2003.

Investment and Other Income, Net:  Interest and other income increased $68,600 to $120,400 for the third quarter of 2004 compared to $51,800 for the third quarter of 2003.  The increase is primarily due to higher cash balances during the third quarter of 2004 compared to the third quarter of 2003.  During the third three months of 2004 and 2003, the average month-end cash balances were $36,502,300 and $24,561,200, respectively.  The effective interest rates during the third three months of 2004 and 2003 were 1.32% and 0.98%, respectively.

Nine-Month Period Ended September 30, 2004 as Compared with the Nine-Month Period Ended September 30, 2003

AVANT reported a consolidated net loss of $9,505,400, or $.13 per share, for the nine months ended September 30, 2004, compared with a net loss of $8,661,200, or $.14 per share, for the nine months ended September 30, 2003.  The weighted average common shares outstanding used to calculate net loss per common share was 72,510,600 in 2004 and 61,773,500 in 2003.

Revenue:  Total revenue increased $676,100 to $4,451,300 for the first nine months of 2004 compared to $3,775,200 for the first nine months of 2003.

Product development and licensing revenue increased $773,100, or 47.7%, to $2,393,100 for the first nine months of 2004 from $1,620,000 for the first nine months of 2003.  The increase is primarily due to the one-time recognition of $1 million in revenue from DVC for rPA clinical materials and a license fee of $1 million from AdProTech, Ltd., offset in part by the recognition in 2003 of a $1 million milestone payment from Glaxo.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT.  Under these agreements and several SBIR grants, AVANT recognized $1,928,800 and $2,029,300 in government contract and grant revenue during the first nine months of 2004 and 2003, respectively.  AVANT expects the amount of research work to be performed for DVC during the last quarter of 2004 to approximate the amount of research work performed during the third quarter of 2004.

In 2002, AVANT transferred the marketing and distribution of the Megan poultry product line to its partner, LAHI.  Product royalty payments received by AVANT for Megan®Vac 1 and Megan®Egg product sales for the first nine months of 2004 and 2003 totaled $129,400 and $125,900, respectively.

Operating Expense:  Total operating expense increased $1,603,100, or 12.7%, to $14,225,600 for the first nine months of 2004 compared to $12,622,500 for the first nine months of 2003.  The increase in total operating expense for the first nine months of 2004 compared to the first nine months of 2003 is primarily due to an increase in costs associated with conducting clinical trials and contract manufacturing efforts associated with process development and scale-up work to support AVANT’s TP10 program and the ramp-up of Fall River personnel and facility costs during the ongoing build-out process.

Research and development expense increased $1,750,800, or 22.2%, to $9,626,800 for the first nine months of 2004 compared to $7,876,000 for the first nine months of 2003.  The increase in 2004 compared to 2003 is primarily due to increases in contract manufacturing costs for clinical trial materials of $1,042,300, clinical trial costs of $1,040,700 both associated with the TP10 program, laboratory supplies and services expenses of $79,900, and clinical trials insurance expenses of $100,300.  These increases were offset in part by declines in license fees of $414,900, research and development consultancy costs of $146,000, and facility related expenses of $48,700.  AVANT expects research and development expense to increase substantially in 2005 as the TP10 Phase II female clinical trial reaches full enrollment, as AVANT’s contract manufacturer completes process development and scale-up work and completes the production of Phase III clinical materials and as the Fall River facility is brought to full operational status.

General and administrative expense decreased $147,700, or 3.7%, to $3,852,400 for the first nine months of 2004 compared to $4,000,100 for the first nine months of 2003.  The decrease in 2004 is primarily attributed to decreases in legal expenses of $464,400 and insurance expenses of $19,000, offset partly by increased personnel and related expenses of $236,600 and other professional fees of $97,500.  AVANT expects general and administrative expense during the fourth quarter of 2004 to approximate the expense incurred quarterly during the first nine months of 2004 and 2003.

Amortization expense of acquired intangible assets was $746,400 in the first nine months of 2004 and 2003.

Investment and Other Income, Net:  Net investment and other income increased $82,800, or 44.5%, to $268,900 for the first nine months of 2004 compared to $186,100 for the first nine months of 2003.  The increase is primarily due to higher average cash balances during the first nine months of 2004 compared to the first nine months of 2003.  During the first nine months of 2004 and 2003, the average month-end cash balances were $36,938,200 and $21,088,800, respectively.  The effective interest rates during the first nine months of 2004 and 2003 were 1.08% and 1.16%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

AVANT has financed its operations primarily through license fees, research and development funding from the Company’s collaborative partners, funding from government contracts and grants, product sales and product royalties, the private and public placement of its equity securities and debt or lease financings.

At September 30, 2004, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $35,228,300. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions, short-term commercial paper, and U.S. Government and other investment grade debt securities. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

The use of AVANT’s cash flows for operations has primarily consisted of salaries and wages for its employees, facility and facility-related costs for its offices and laboratories, fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services, consulting fees, and legal fees. To date, the primary sources of cash flows from operations have been payments received from the Company’s collaborative partners and from government entities. In general, AVANT’s sources of cash flows from operations for the foreseeable future will be upfront license payments, payments for the achievement of milestones, product royalty payments, payments under government contracts and grants and funded research and development under collaboration agreements that AVANT may receive. The timing of any new collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities decreased to $6,812,300 for the first nine months of 2004 compared to $8,455,900 for the first nine months of 2003.  The decrease is primarily attributed to a decrease in accounts receivable, which related to a $1,000,000 up-front payment received for a licensing agreement with AdProTech and an increase in accounts payable and accrued expenses, offset partly by the increase in net loss incurred in 2004 compared to 2003 and a decrease in deferred revenue, which related to the recognition of $1 million from DVC. AVANT expects that cash used in operations will continue to increase as the Company continues to develop its products in clinical trials, contacts for the manufacture of clinical materials, brings it Fall River facility to full operational status and advances new products into preclinical development. The expected increase in cash used would be partially offset by anticipated payments made under the Company’s government contracts and grants and anticipated product royalty payments.

Cash used in investing activities decreased to $1,568,100 for the first nine months of 2004 compared to $2,310,600 for the first nine months of 2003.  The decrease is primarily due to $2 million of cash paid in 2003 for certain assets of Universal Preservation Technologies, Inc., offset in part by increased investment in property and equipment in 2004 compared to 2003.  AVANT expects it will continue to use cash in its investing activities as the Company expands its infrastructure and completes the build-out and validation of the Fall River pilot manufacturing facility.

Net cash provided by financing activities was $23,357,700 for the first nine months of 2004 compared to $9,194,200 for the first nine months of 2003.  The increase is due primarily to the completion of a direct equity placement in 2004.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at September 30, 2004 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years.  These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

		Less than
	Total	One Year	1-3 Years	3-5 Years	4-5 Years
Contractual obligations:
Operating lease obligations	$9,319,500	$2,332,400	$6,100,000	$605,600	$281,500
Licensing obligations	920,000	310,000	355,000	170,000	85,000
Construction contracts	1,251,300	1,251,300	—	—	—
Total contractual obligations	$11,490,800	$3,893,700	$6,455,000	$775,600	$366,500

Commercial commitments:
Clinical development	$1,651,200	$1,651,200	$—	$—	$—
Manufacturing development	3,146,300	3,146,300	—	—	—
Total commercial commitments	$4,797,850	$4,797,850	$—	$—	$—

In February 2004, AVANT completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated gross proceeds totaling approximately $24.7 million.  Expenses associated with the transaction totaled approximately $1,602,800.

AVANT believes that cash inflows from existing collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2005.  The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements.  During the remainder of 2004 and 2005, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering.  There can be no assurance that such efforts will be successful.

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

We do not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2004 and December 31, 2003 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although based on management’s most recent evaluation, there are no known material material weaknesses at this time, it is possible that material weaknesses could be found.  If management is unable to remediate any material weaknesses that may arise, management would need to conclude in their assessment that its internal controls over financial reporting were not effective.  It is uncertain what impact this would have on our Company.

PART II — OTHER INFORMATION

Item 6.  Exhibits

10.1	Design/Builder Agreement, dated August 20, 2004 by and between AVANT Immunotherapeutics, Inc. and SPEC Process Engineering & Construction, Inc.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: November 8, 2004	/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2004	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Design/Builder Agreement, dated August 20, 2004 by and between AVANT Immunotherapeutics, Inc. and SPEC Process Engineering & Construction, Inc.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications