Form 10-Q
period 2005-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2005-05-10
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
 Yes  ☒   No ☐.

As of May 3, 2005, 74,132,829 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2005

Table of Contents

Part I — Financial Information

Unaudited, Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Unaudited, Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Part II — Other Information

Item 6. Exhibits

Signatures

Certifications

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,309,120	$31,741,494
Accounts Receivable	916,451	2,230,350
Prepaid Expenses and Other Current Assets	668,745	567,916

Total Current Assets	28,894,316	34,539,760

Property and Equipment, Net	4,430,436	4,164,292
Intangible and Other Assets	5,813,407	6,063,185
Goodwill	1,036,285	1,036,285

Total Assets	$40,174,444	$45,803,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,136,158	$1,752,313
Accrued Expenses	3,237,668	3,500,422
Current Portion of Deferred Revenue	37,499	11,704
Current Portion of Long-Term Liabilities	186,509	186,509

Total Current Liabilities	4,597,834	5,450,948

Long-Term Liabilities	1,914,001	1,944,948

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,353,148 Issued and 74,132,829 Outstanding at March 31, 2005 and 74,351,571 Issued and 74,131,252 Outstanding at December 31, 2004	74,353	74,351
Additional Paid-In Capital	257,832,304	257,829,824
Deferred Compensation	(1,372,000)	(1,493,000)
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Deficit	(222,644,402)	(217,775,903)

Total Stockholders’ Equity	33,662,609	38,407,626

Total Liabilities and Stockholders’ Equity	$74,133,999	$45,803,522

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

REVENUE:
Product Development and Licensing Agreements	$71,457	$2,124,419
Government Contracts and Grants	866,087	879,908
Product Royalties	33,008	26,370

Total Revenue	970,552	3,030,697

OPERATING EXPENSE:
Research and Development	4,030,618	3,453,200
General and Administrative	1,710,784	1,292,135
Amortization of Acquired Intangible Assets	248,778	248,778

Total Operating Expense	5,990,180	4,994,113

Operating Loss	(5,019,628)	(1,963,416)

Investment and Other Income, Net	151,129	54,002

Net Loss	$(4,868,499)	$(1,909,414)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.03)

Weighted Average Common Shares Outstanding	74,131,999	69,169,571

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Cash Flows from Operating Activities:
Net Loss	$(4,868,499)	$(1,909,414)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	342,351	352,661
Amortization of Deferred Compensation	121,000	69,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,313,899	(179,762)
Prepaid and Other Current Assets	(100,829)	(44,522)
Accounts Payable and Accrued Expenses	(878,909)	630,289
Deferred Revenue	25,795	(1,074,419)

Net Cash Used in Operating Activities	(4,045,192)	(2,156,167)

Cash Flows from Investing Activities:
Other Non-Current Assets	1,000	—
Acquisition of Property and Equipment	(359,717)	(244,288)

Net Cash Used in Investing Activities	(358,717)	(244,288)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	2,055	23,090,725
Proceeds from Exercise of Stock Options and Warrants	427	220,137
Payment of Long-Term Liabilities	(30,947)	—

Net Cash Provided by (Used in) Financing Activities	(28,465)	23,310,862

Net Increase (Decrease) in Cash and Cash Equivalents	(4,432,374)	20,910,407

Cash and Cash Equivalents at Beginning of Period	31,741,494	18,251,044

Cash and Cash Equivalents at End of Period	$27,309,120	$39,161,451

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$31,108	—

See Note 8.

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

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

The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc. (“Megan”).  All intercompany transactions have been eliminated.

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at March 31, 2005, results of operations for the three-month periods ended March 31, 2005 and 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004.  The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although we believe that the disclosures included, when read in conjunction with AVANT’s Annual Report on Form 10-K for the year ended December 31, 2004, are adequate to make the information presented not misleading.

(3)           Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged.  The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition.  AVANT is required to adopt SFAS 123R in our first quarter of 2006, beginning January 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  AVANT is evaluating the requirements of SFAS 123R and the adoption of SFAS 123R which may have a material impact on its consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

(4)           Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123”, AVANT has accounted for its stock-based compensation awards using the intrinsic method and disclosed the effect on the net loss per share as if the fair value method had been used.  AVANT periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for employee and director stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

In November 2004 and September 2003, the Company awarded Restricted Stock Units to Dr. Una S. Ryan, Ph.D., the Company’s President and CEO, and recorded non-cash deferred compensation amounting to $832,000 and $1,104,000, respectively.  The value of the Restricted Stock Units is being amortized over their vesting period, or four years, and being recorded as compensation expense.  The Company has recognized $121,000 and $69,000 as stock based compensation expense in the statement of operations during the three-month periods ended March 31, 2005 and 2004, respectively.

The following are pro forma net loss and loss per share, as if compensation expense for the stock-based compensation plans had been determined based on the fair value at the date of grant:

	Three months ended March 31,
	2005	2004
Net Loss:
As reported	$4,868,499	$1,909,414
Less: Stock-based employee compensation expense as reported	(121,000)	(69,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	258,389	171,300
Pro forma	$5,005,888	$1,807,114

Basic and Diluted Net Loss Per Share:
As reported	$0.07	$0.03
Pro forma	0.07	0.03

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2005	2004
Expected stock price volatility	85%	109%
Expected option term	5 Years	5 Years
Risk-free interest rate	3.6 – 4.3%	2.7 – 3.5%
Expected dividend yield	None	None

Because additional stock-based compensation grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

(5)           Trade and Other Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its trade accounts receivable and therefore has not established an allowance for doubtful accounts.

Accounts receivable consists of the following:

	March 31, 2005	December 31, 2004

Trade Receivables	$888,877	$2,205,176
Other Receivables	27,574	25,174
	$916,451	$2,230,350

Other receivables at March 31, 2005 and December 31, 2004 primarily represent interest receivable from a bank.

(6)           Property and Equipment

Property and equipment includes the following:

	March 31, 2005	December 31, 2004

Laboratory Equipment	$2,463,233	$2,390,458
Office Furniture and Equipment	1,755,724	1,665,401
Leasehold Improvements	1,704,590	1,704,590
Construction in Progress	3,670,199	3,473,580
Property and Equipment, Total	9,593,746	9,234,029
Less Accumulated Depreciation and Amortization	(5,163,310)	(5,069,737)
	$4,430,436	$4,164,292

(7)           Intangible and Other Assets

Intangible and other assets include the following:

	March 31, 2005				December 31, 2004
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	$1,090,000	$(1,090,000)	$—	$	$(1,090,000)	$—
Core Technology	10 years	3,786,900	(1,224,332)	2,562,568	3,786,900	(1,129,658)	2,657,242
Developed Technology	7 years	3,263,100	(2,017,600)	1,245,500	3,263,100	(1,901,200)	1,361,900
Strategic Partner Agreement	17 years	2,563,900	(653,542)	1,910,358	2,563,900	(615,838)	1,948,062

Total Intangible Assets		10,703,900	(4,985,474)	5,718,426	10,703,900	(4,736,696)	5,967,204

Other Non Current Assets		94,981	—	94,981	95,981	—	95,981
		$10,798,881	$(4,985,474)	$5,813,407	$10,799,881	$(4,736,696)	$6,063,185

All of the Company’s intangible assets are amortized over their estimated useful lives.  Total amortization expense for intangible assets was $248,778 for the three-month periods ended March 31, 2005 and 2004, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2005 for the remainder of fiscal year 2005 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2005 (remaining nine months)	$746,334
2006	995,112
2007	960,212
2008	529,512
2009	529,512
2010	514,622

(8)           Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”.  The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include stock options, warrants and restricted stock units.  Options and warrants to purchase 3,615,528 and 3,517,728 shares of common stock and restricted stock units totaling 800,000 and 400,000 shares were not included in the computations of weighted average common shares for the periods ended March 31, 2005 and 2004, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

(9)           Product Development and Licensing Agreements

AVANT’s revenue from product development and licensing agreements was received pursuant to contracts with different organizations.  Total revenue recognized by the Company in connection with these contracts for the three-month periods ended March 31, 2005 and 2004 were $71,457 and $2,124,419, respectively.  A summary of these contracts follows:

(A)  GlaxoSmithKline plc (“Glaxo”)

During 1997, AVANT entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus vaccine and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities.  Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003 and AVANT recognized a $1 million milestone as revenue.  Glaxo filed for market approval with the European regulatory authorities in late 2004, triggering a $2 million milestone fee payable to AVANT, 50% of which is creditable against future royalties.  The amount was recorded as revenue in 2004 as AVANT has no obligation to incur any research and development costs in connection with this agreement.  AVANT is obligated to maintain a license with an academic institution with respect to this agreement and incurred licensing fees of $200,000 in both 2004 and 2003.  In addition, the Company recorded $300,000 of expense in the fourth quarter of 2004 for amounts which will be payable to this institution in connection with the aforementioned 2004 milestone payment.  The recording of this 2004 expense accrual satisfies AVANT’s minimum license fee obligations for 2005.  All licensing fees are included in research and development expense.  The term of this agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.  Glaxo has agreed to make further payments, which could total up to $5.5 million, upon the achievement of specified milestones.  In addition, AVANT will be entitled to royalties based on net sales of Rotarix®.

(B)  Pfizer Inc (“Pfizer”)

In connection with the Company’s acquisition of Megan, it entered into a licensing agreement with Pfizer’s Animal Health Division whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines.  Under the agreement, AVANT may receive additional milestone payments of up to $3 million based upon attainment of specified milestones.  AVANT may receive royalty payments on eventual product sales.  The term of this agreement is through the expiration of the last of the patents covered by the agreement.  AVANT has no obligation to incur any research and development costs in connection with this agreement.

(C)  DynPort Vaccine Company LLC (“DVC”)

In October 2001, the Company granted DVC a license for exclusive rights to use certain components of its anthrax vaccine technology.  Under the agreement, AVANT is entitled to annual $50,000 license maintenance payments, with respect to which AVANT has received $200,000 in the aggregate, including $50,000 received in the first quarter of 2005, and milestone payments of up to $700,000 in the aggregate, $100,000 of which AVANT recognized as revenue in 2002.  The annual license fee is recognized as revenue on a straight line basis over the year.  AVANT is also entitled to specified royalties on eventual product sales.  The term of this agreement is through the expiration of the last of the patents covered by the agreement, although DVC may terminate the agreement upon 90 days prior written notice.  AVANT has no obligation to incur any research and development costs in connection with this agreement.

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

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of March 31, 2005, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine.

Total contract funding from DVC now totals approximately $7 million. The Defense Appropriations Bill for Fiscal Year 2005 passed by Congress in July 2004 committed an additional $2.8 million in funding to this vaccine program. Aggregate funding commitments for this program now approximate $10 million to cover vaccine development. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the three months ended March 31, 2005 and 2004, AVANT recognized $835,557 and $846,166, respectively, in government contract revenue from DVC. Through March 31, 2005, AVANT had received approximately $5.9 million in payments under the subcontract agreements. These agreements expire in 2006, although they may be terminated by DVC at any time upon 30 days notice.

(D)  AdProTech, Ltd (“AdProTech”)

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

(10)         Long-Term Liabilities

In December 2003, AVANT entered into a Lease Agreement, a Secured Promissory Note: Equipment Loan and a Security Agreement with the Massachusetts Development Finance Agency (“MassDevelopment”), an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out a manufacturing facility in Fall River, Massachusetts.

(A)  Loan Payable

Under the Lease Agreement, AVANT received a Specialized Tenant Improvement Allowance of $1,227,800 to finance the build-out of the Fall River facility.  Principal and interest payments of the aggregate disbursement increments are due monthly using an amortization period of 15 years and an interest rate of 5.5% per annum.

At March 31, 2005, AVANT has recorded leasehold improvement assets of $1,227,800 as construction in progress and currently has a loan payable of $1,207,337 to MassDevelopment, of which $59,800 is classified as current and $1,147,537 as long-term.  AVANT has determined that the lease term is shorter than the estimated economic life of the assets and as of this date there is no decision to renew the lease for an additional period.  AVANT will reevaluate the amortization period of the leasehold improvement assets if circumstances change.  AVANT will amortize the leasehold improvement assets over the remaining lease term beginning when validation of the Fall River facility is completed and it is operational.  Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan payable is approximately $895,000 at March 31, 2005.

(B)  Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of equipment to be placed in the Fall River facility.  The Loan has a term of 84 months at an interest rate of 5.5% per annum.  The Loan is collateralized by all of the equipment purchased with the principal amount.

At March 31, 2005, AVANT has recorded manufacturing and laboratory equipment assets of $903,657 as construction in progress and currently has a note payable of $893,173 to MassDevelopment, of which $126,709 is classified as current and $766,464 as long-term.  AVANT will depreciate the manufacturing and laboratory equipment assets over the estimated economic lives of the assets beginning when validation of the Fall River facility is completed and ready for its intended use which is expected to be by third quarter 2005.  Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $797,000 at March 31, 2005.

(11)         Commitments and Contingencies

(A)  Commitments for the Build-out of the Fall River Facility

In August 2004, AVANT entered into a Design/Build Contract with a design/builder for the build-out of the Fall River facility. The final contract amount including work change orders made during the construction period totaled $2,256,000.  As of March 31, 2005, AVANT had made payments and accrued costs totaling $2,088,100 under the Contract.

(B)  Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10.  During the three-month period ended March 31, 2005 and the year ended December 31, 2004, AVANT entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work totaling approximately $78,500 and $4,938,300, respectively.  Remaining aggregate commitments as of March 31, 2005 under the Lonza Agreement total $3,298,900.  The Company has incurred $733,363 and $6,008,976, respectively, of expense related to the Lonza Agreement in the three-month period ended March 31, 2005 and from inception through March 31, 2005, of which $987,531 remained accrued at March 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 to our 2004 Form 10-K.  There have been no changes to these policies since December 31, 2004.  Readers are encouraged to review these critical accounting policies in conjunction with the review of this Form 10-Q.

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

The Company has actively developed and acquired innovative technologies — especially novel approaches to vaccine creation.  The development of immunotherapeutic vaccines like CETi and the marriage of innovative vector delivery technologies with the unique VitriLife® manufacturing process represent the potential for a new generation of vaccines.  In addition, AVANT’s vaccine technology can provide rapid protection against bacterial illnesses which may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks.

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

Megan Health, Inc.:  On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan Health, Inc. (“Megan”), a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies.  In connection with the acquisition, AVANT recorded a charge of $9,012,300 for acquired in-process research and development (“IPR&D”), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of March 31, 2005, none of the acquired research and development projects had reached technological feasibility.

Virus Research Institute, Inc.:  On August 21, 1998, AVANT acquired Virus Research Institute, Inc. (“VRI”), a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children.  In connection with the acquisition, AVANT recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.  As of March 31, 2005, only Rotarix® of the acquired research and development projects had reached technological feasibility as it received marketing approval in Mexico.

RESEARCH AND DEVELOPMENT ACTIVITIES

AVANT is currently focused on the development of a number of immunotherapeutic and vaccine product candidates which are in various stages of clinical trials. AVANT expects that a large percentage of its research and development expenses will be incurred in support of its current and future clinical trial programs.

During the past five years through the end of 2004, AVANT incurred an aggregate of $71 million in research and development costs.  During the three months ended March 31, 2005, AVANT incurred an aggregate of $4.0 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the two years ended December 31, 2004 and 2003 and the three-month periods ended March 31, 2005 and 2004. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,		Years Ended December 31,
	2005	2004	2004	2003
Bacterial Vaccines:
CholeraGarde®	$92,100	$26,500	$123,100	$695,800
Ty800	130,500	168,900	688,300	186,300
Other	116,600	30,900	332,500	137,500
BioDefense Vaccines:	565,800	1,066,400	3,082,800	3,524,500
Cholesterol Management Vaccine:
CETi-1	155,000	155,100	816,900	3,404,000
Complement Inhibitors:
TP10/TP20	2,686,400	1,847,700	7,706,300	1,648,700
Food Safety & Animal Health Vaccines:	700	6,900	12,600	49,400
Viral Vaccines:
Rotarix® vaccine	—	50,000	500,000	200,000
Therapore®/HIV	1,500	54,300	184,900	72,400
Other Programs:	282,000	46,500	426,400	102,700

Total R&D Expense	$4,030,600	$3,453,200	$13,873,800	$10,021,300

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $1.6 million in licensing fees and $79,000 in research and development costs. During the three months ended March 31, 2005, AVANT did not incur any licensing fees associated with the rotavirus program. Glaxo initiated global Phase III clinical trials of Rotarix®, its two-dose oral rotavirus vaccine, in the third quarter of 2003 and AVANT recognized a $1.0 million milestone. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represents the first in an expected series of worldwide approvals and commercial launches for the product.  Glaxo has already filed for market approval in more than 30 countries worldwide and plans to launch in additional Latin American and Asia Pacific countries during the course of 2005. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. Assuming product development and commercialization continues satisfactorily, AVANT may receive additional milestone payments totaling $5.5 million upon the achievement of specified milestones. In addition, AVANT will be entitled to royalties based on worldwide net sales of Rotarix®.

Complement Inhibitors:  In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of a Phase II adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit in male patients participating in the trial directly related to mortality, which was impressive, however, with no significant treatment benefit observed in female patients. In February 2004, AVANT started a Phase IIb double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial will examine the effect of TP10 versus placebo at approximately 30 sites throughout the United States. The goals of the trial are to clarify the effect that TP10 has for women undergoing cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial. AVANT plans to seek a corporate partner to complete development and to commercialize TP10 prior to starting a Phase III clinical trial.

During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $30.5 million in research, development, contract manufacturing and clinical costs. During the three months ended March 31, 2005, the Company incurred approximately $2.7 million in research, development, contract manufacturing and clinical costs associated with its complement program.

Bacterial Vaccines:  AVANT’s goal is to become a leading developer of innovative vaccines that address health care needs on a global basis. In this regard, AVANT acquired VitriLife®, a technology with the potential to reduce manufacturing costs and improve product stability, eliminating the need for vaccine refrigeration during shipping and storage. With this technology and AVANT’s Cholera- and Salmonella-vectored delivery technologies, named VibrioVec® and SalmoVec™, the Company can now develop a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and requiring no refrigeration.

Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the International Vaccine Institute (“IVI”) in Bangladesh where cholera is endemic. IVI is assessing the safety and immunogenicity of the vaccine in adults, toddlers and infants as young as nine months of age. IVI has completed testing in all study groups and results are expected to be announced in mid-2005. Published results have shown the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $9.3 million in research, development and clinical costs on its CholeraGarde® program. During the three months ended March 31, 2005, AVANT incurred approximately $92,100 in research, development and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and AVANT have agreed for the NIAID to conduct a Phase I/II in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID has funded the production of Ty800 vaccine for clinical testing and expects to initiate the Phase I/II trial at a NIH-funded clinical site in 2005. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study. During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $5 million in research, development, contract manufacturing and clinical costs on its Ty800 program. During the three months ended March 31, 2005, AVANT incurred approximately $130,500 in research, development and clinical costs on its Ty800 program.

Finally, AVANT is developing three additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide. These three programs are in pre-clinical development.  In 2005, AVANT expects to allocate resources to further the development of a two-vaccine combination product containing ETEC and Shigella or Campylobacter addressed to the travelers’ market.

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

In October 2001, AVANT granted DynPort Vaccine Company LLC (“DVC”) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine. In June 2003, AVANT was awarded a subcontract by DVC, in the amount of $344,000, which covers stability testing of DVC’s injectable anthrax vaccine. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon AVANT performing and continuing to demonstrate that it has the capability to perform the funded work.

Further, in January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of March 31, 2005, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine.  Total contract funding from DVC now totals approximately $7 million. The Defense Appropriations Bill for Fiscal Year 2005 passed by Congress in July 2004 committed an additional $2.8 million in funding to this vaccine. program.  Aggregate funding commitments for this program now approximate $10 million to cover vaccine development. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the three months ended March 31, 2005 and 2004, AVANT recognized $835,557 and $846,166, respectively, in government contract revenue from DVC. Through March 31, 2005, AVANT had received approximately $5.9 million in payments under the subcontract agreements. These agreements expire in 2006, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $6.8 million in research and development costs on its biodefense vaccine program. During the three months ended March 31, 2005, AVANT incurred approximately $565,800 in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer, who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $1.6 million in research and development costs on its food safety and animal health vaccines program. During the three months ended March 31, 2005, AVANT incurred approximately $1,500 in research and development costs on its food safety and animal health vaccines program.

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

In October 2003, AVANT completed the CETi-1 vaccine Phase II efficacy study in approximately 200 patients with low levels of HDL cholesterol.  The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels.  In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%.  In recent pre-clinical testing, AVANT has identified a new adjuvanted formulation for the vaccine that elicits more than a 10-fold increase in anti-CETP antibody titers when compared to the current CETi vaccine.  The Company has contracted for the production of GMP peptide for the newly formulated vaccine.  During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $11.7 million in research, development and clinical costs associated with the CETi program.  During the three months ended March 31, 2005, AVANT incurred approximately $155,000 in research, development and clinical costs associated with the CETi program.  AVANT plans to seek a corporate partner to complete development and to commercialize the CETi vaccine.

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

DynPort License:  In October 2001, AVANT granted a license to DVC for exclusive rights to use certain components of AVANT’s vaccine technology.  Financial terms of the agreement with DVC include license fees, milestone payments and royalties.

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

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2005 as Compared

with the Three-Month Period Ended March 31, 2004

AVANT reported consolidated net loss of $4,868,499, or $.07 per share, for the first quarter ended March 31, 2005, compared with a net loss of $1,909,414, or $.03 per share, for the first quarter ended March 31, 2004.  The weighted average common shares outstanding used to calculate net loss per common share was 74,231,999 in 2005 and 69,169,571 in 2004.

Revenue:  Total revenue decreased $2,060,145 to $970,552 for the first quarter of 2005 compared to $3,030,697 for the first quarter of 2004.

Product development and licensing revenue decreased $2,052,962, or 97%, to $71,457 in 2005 from $2,124,419 in 2004.  Product development and licensing revenue in 2004 consisted primarily of a one-time recognition of $1 million in revenue from DVC for rPA clinical materials and a one-time license fee of $1 million from AdProTech as well as the amortization of nonrefundable license fees from Pfizer which was fully amortized by November 2004.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT.  Under these agreements and several SBIR grants, AVANT recognized $866,087 and $879,908 in government contract and grant revenue during the first quarters of 2005 and 2004, respectively, for work performed.  AVANT expects the amount of research work to be performed for DVC during the remainder of 2005 to increase when compared to the amount of research work performed during the comparable period in 2004.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales.  Royalty payments received during the first quarter of 2005 and 2004 totaled $33,008 and $26,370, respectively.  In early March 2005, the USDA placed a stop sale order on Megan®Vac 1 and Megan®Egg, for LAHI’s failure to update the Outline of Production as LAHI improved the fermentation process.  LAHI is in the process of updating the Outline of Production.  If the USDA requires LAHI to perform efficacy trials for both vaccines, Megan®Vac 1 and Megan®Egg would not be marketed for several months, which would cause AVANT to lose potential royalty revenues.

Operating Expense:  Total operating expense increased $996,067, or 19.9%, to $5,990,180 for the first quarter of 2005 compared to $4,994,113 for the first quarter of 2004.

Research and development expense increased $577,418, or 16.7%, to $4,030,618 in 2005 from $3,453,200 in 2004.  The increase in 2005 compared to 2004 is primarily due to increases in contract manufacturing costs of $307,112 incurred for process development and scale-up work associated with the TP10 program and increased personnel, operating and facility-related costs of $413,585 associated with the start-up operations of the Fall River facility.  These increases were offset in part by declines in clinical trials costs of $255,732, license fees of $56,250, and research and development consultancy costs of $42,129.  AVANT expects research and development expense to increase substantially in 2005 as the TP10 Phase II female clinical trial reaches full enrollment, as AVANT’s contract manufacturer completes process development and scale-up work and as the Fall River facility is brought to full operational status.

General and administrative expense increased $418,649, or 32.4%, to $1,710,784 in 2005 compared to $1,292,135 in 2004 and is primarily attributed to increases in personnel and related costs of $149,447, legal and other professional fees of $171,214, and consultancy costs of $106,699 related to project management and Sarbanes-Oxley compliance.  AVANT expects general and administrative expense to continue at this level for the balance of 2005.

Amortization expense of acquired intangible assets was $248,778 in 2005 and 2004.

Investment and Other Income, Net:  Interest and other income increased $97,127 to $151,129 for the first quarter of 2005 compared to $54,002 for the first quarter of 2004.  The increase is primarily due to higher interest rates during the first quarter of 2005 compared to the first quarter of 2004.  During the first quarters of 2005 and 2004, the average month-end cash balances were $29,465,071 and $34,128,874, respectively.  The effective interest rates during the first quarters of 2005 and 2004 were 2.33% and 0.96%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $27,309,120. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions, short-term commercial paper, and U.S. Government and other investment grade debt securities.  Also, the Company maintains cash balances with financial institutions in excess of insured limits.  AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash used in operating activities increased to $4,045,192 for the first quarter of 2005 compared to $2,156,167 for the first quarter of 2004.  The increase is primarily attributed to an increase in net loss incurred in 2005 compared to 2004 and a decrease in accounts payable and accrued expenses due to timing of payments, offset partly by the decrease in accounts receivable, which related primarily to the $2,000,000 Glaxo milestone fee received in January 2005. AVANT expects that cash used in operations will continue to increase in 2005 as the Company continues to develop its products in clinical trials, contacts for the manufacture of clinical materials, brings its Fall River facility to full operational status and advances new products into preclinical development. The expected increase in cash used would be partially offset by anticipated payments made under the Company’s government contracts and grants and anticipated product royalty payments.

Cash used in investing activities increased to $358,717 for the first quarter of 2005 compared to $244,288 for the first quarter of 2004.  The increase is due to increased investment in property and equipment in 2005 primarily for the Fall River facility compared to 2004.  AVANT expects it will continue to use cash in its investing activities as the Company expands its infrastructure and completes the validation of the Fall River facility and brings it to operational status.

Net cash used in financing activities was $28,465 for the first quarter of 2005 compared to net cash provided by financing activities $23,310,862 for the first quarter of 2004.  The decrease in financing activities between years is due primarily to the completion of a direct equity placement in the first quarter of 2004.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at March 31, 2005 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years.  These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2005	2006-2007	2008-2009	Thereafter
Contractual obligations:
Operating lease obligations	$6,428,900	$1,849,600	$4,041,100	$538,200	$—
Long-term liabilities*	2,785,600	244,100	950,100	610,500	980,900
Licensing obligations	573,800	63,800	255,000	170,000	85,000
Construction contract	167,900	167,900	—	—	—
Total contractual obligations	$9,956,200	$2,325,400	$5,246,200	$1,318,700	$1,065,900

Commercial commitments:
Clinical development	$2,818,600	$2,818,600	$—	$—	$—
Manufacturing development	3,298,900	1,498,900	1,800,000	—	—
Total commercial commitments	$6,117,500	$4,317,500	$1,800,000	$—	$—

* includes interest obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

AVANT owns financial instruments that are sensitive to market risk as part of its investment portfolio.  The Company investment portfolio is used to preserve its capital until it is used to fund operations, including its research and development activities.  None of these market-risk sensitive instruments are held for trading purposes.  AVANT invests its cash primarily in money market mutual funds and U.S. Government and other investment grade debt securities.  These investments are evaluated quarterly to determine the fair value of the portfolio.  The Company’s investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity.  AVANT has implemented investment policies regarding the amount and credit ratings of investments.  Because of the short-term nature of these investments, AVANT does not believe it has material exposure due to market risk.  The impact to AVANT’s financial position and results of operations from likely changes in interest rates is not material.

AVANT does not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2005 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2005, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

(b)   Reports on Form 8-K

A Form 8-K (Item 12) was filed on March 2, 2005 regarding a press release announcing that AVANT had reported its financial results for the fourth quarter and fiscal year ended December 31, 2004.

A Form 8-K (Item 12) was filed on March 22, 2005 regarding a press release announcing that AVANT had promoted M. Timothy Cooke, Ph.D. as its Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: May 10, 2005	/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2005	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications