Form 10-Q/A
period 2005-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2005-05-11
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

This 10-Q/A is being filed for the purpose of amending Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 to correct an error made with respect to Total Liabilities and Stockholders' Equity at March 31, 2005 of the Unaudited Consolidated Balance Sheets.  The Form 10-Q as filed on May 10, 2005 indicated that Total Liabilities and Stockholders' Equity as of March 31, 2005 equaled $74,133,999.  This number should have read that Total Liabilities and Stockholders' Equity as of March 31, 2005 equaled $40,174,444.  This error was made under this unaudited consolidated balance sheet only and all other calculations made in the unaudited consolidated balance sheets were done correctly.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q/A

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

Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Part II — Other Information

Item 6. Exhibits

Signatures

Certifications

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,309,120	$31,741,494
Accounts Receivable	916,451	2,230,350
Prepaid Expenses and Other Current Assets	668,745	567,916

Total Current Assets	28,894,316	34,539,760

Property and Equipment, Net	4,430,436	4,164,292
Intangible and Other Assets	5,813,407	6,063,185
Goodwill	1,036,285	1,036,285

Total Assets	$40,174,444	$45,803,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,136,158	$1,752,313
Accrued Expenses	3,237,668	3,500,422
Current Portion of Deferred Revenue	37,499	11,704
Current Portion of Long-Term Liabilities	186,509	186,509

Total Current Liabilities	4,597,834	5,450,948

Long-Term Liabilities	1,914,001	1,944,948

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,353,148 Issued and 74,132,829 Outstanding at March 31, 2005 and 74,351,571 Issued and 74,131,252 Outstanding at December 31, 2004	74,353	74,351
Additional Paid-In Capital	257,832,304	257,829,824
Deferred Compensation	(1,372,000)	(1,493,000)
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Deficit	(222,644,402)	(217,775,903)

Total Stockholders’ Equity	33,662,609	38,407,626

Total Liabilities and Stockholders’ Equity	$40,174,444	$45,803,522

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

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: May 11, 2005	/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2005	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications