Form 10-Q
period 2005-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2005-08-09
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, 74,136,232 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,028,598	$31,741,494
Accounts Receivable	5,477,071	2,230,350
Prepaid Expenses and Other Current Assets	583,141	567,916

Total Current Assets	33,088,810	34,539,760

Property and Equipment, Net	4,788,560	4,164,292
Intangible and Other Assets	5,564,629	6,063,185
Goodwill	1,036,285	1,036,285

Total Assets	$44,478,284	$45,803,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$617,205	$1,752,313
Accrued Expenses	2,720,799	3,500,422
Current Portion of Deferred Revenue	24,998	11,704
Current Portion of Long-Term Liabilities	213,727	186,509

Total Current Liabilities	3,576,729	5,450,948

Deferred Revenue	10,000,000	—
Long-Term Liabilities	1,851,886	1,944,948

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—

Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,353,148 Issued and 74,132,829 Outstanding at June 30, 2005 and 74,351,571 Issued and 74,131,252 Outstanding at December 31, 2004	74,353	74,351
Additional Paid-In Capital	257,832,304	257,829,824
Deferred Compensation	(1,251,000)	(1,493,000)
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Deficit	(227,378,342)	(217,775,903)

Total Stockholders’ Equity	29,049,669	38,407,626

Total Liabilities and Stockholders’ Equity	$44,478,284	$45,803,522

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004

REVENUE:

Product Development and Licensing Agreements	$59,060	$124,419
Government Contracts and Grants	522,963	714,638
Product Royalties	55,138	53,953

Total Revenue	637,161	893,010

OPERATING EXPENSE:

Research and Development	3,430,992	3,367,804
General and Administrative	1,861,095	1,269,711
Amortization of Acquired Intangible Assets	248,778	248,778

Total Operating Expense	5,540,865	4,886,293

Operating Loss	(4,903,704)	(3,993,283)

Investment and Other Income, Net	169,764	94,546

Net Loss	$(4,733,940)	$(3,898,737)

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.05)

Weighted Average Common Shares Outstanding	74,132,829	74,091,599

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

REVENUE:

Product Development and Licensing Agreements	$130,517	$2,248,838
Government Contracts and Grants	1,389,050	1,594,546
Product Royalties	88,146	80,323

Total Revenue	1,607,713	3,923,707

OPERATING EXPENSE:

Research and Development	7,461,610	6,821,003
General and Administrative	3,571,879	2,561,846
Amortization of Acquired Intangible Assets	497,556	497,556

Total Operating Expense	11,531,045	9,880,405

Operating Loss	(9,923,332)	(5,956,698)

Investment Income, Net	320,894	148,549

Net Loss	$(9,602,438)	$(5,808,149)

Basic and Diluted Net Loss Per Common Share	$(0.13)	$(0.08)

Weighted Average Common Shares Outstanding	74,132,416	71,655,099

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash Flows from Operating Activities:
Net Loss	$(9,602,439)	$(5,808,149)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	687,251	697,983
Amortization of Deferred Compensation	242,000	138,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,753,279	932,692
Prepaid and Other Current Assets	(15,225)	294,909
Accounts Payable and Accrued Expenses	(1,914,731)	1,142,823
Deferred Revenue	5,013,294	(1,198,838)

Net Cash Used in Operating Activities	(3,836,571)	(3,800,580)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(812,963)	(400,965)
Proceeds from the Maturity of Marketable Securities	—	2,000,000
Purchases of Marketable Securities	—	(2,000,000)

Net Cash Used in Investing Activities	(812,963)	(400,965)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	2,055	23,050,977
Proceeds from Exercise of Stock Options and Warrants	427	270,260
Payment of Long-Term Liabilities	(65,844)	—

Net Cash Provided by (Used in) Financing Activities	(63,362)	23,321,237

Net Increase (Decrease) in Cash and Cash Equivalents	(4,712,896)	19,119,692

Cash and Cash Equivalents at Beginning of Period	31,741,494	18,251,044

Cash and Cash Equivalents at End of Period	$27,028,598	$37,370,736

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$51,885	—

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

(1)                                 Nature of Business

AVANT Immunotherapeutics, Inc. (the “Company” or “AVANT”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease.  The Company is developing a broad portfolio of vaccines and therapeutics against cardiovascular, viral and bacterial diseases.  These include a treatment to reduce complement-mediated tissue damage associated with cardiac by-pass surgery, single-dose oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic, as well as, a proprietary vaccine candidate for cholesterol management.  In addition, the Company is developing the VitriLife® preservation technology for use in AVANT’s oral vaccines and certain other non-injectable applications.  AVANT further leverages the value of its technology portfolio through corporate partnerships.  Current collaborations encompass the development of an oral human rotavirus vaccine, vaccines to combat threats of biological warfare, and vaccines addressed to human food safety and animal health.

The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc. (“Megan”).  All intercompany transactions have been eliminated.

(2)                                 Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at June 30, 2005, results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004.  The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included, when read in conjunction with AVANT’s Annual Report on Form 10-K for the year ended December 31, 2004, are adequate to make the information presented not misleading.

(3)                                 Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  AVANT is required to adopt SFAS 123R in our first quarter of 2006, beginning January 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  AVANT is evaluating the requirements of SFAS 123R and the adoption of SFAS 123R which may have a material impact on its consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On June 1, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, Accounting Changes and Error Corrections (FAS 154), which will require entities that voluntary make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. FAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. FAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.

Another significant change in practice under FAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. FAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

(4)                                 Paul Royalty Fund

In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®.  Rotarix® is licensed to Glaxo.  The terms of the agreement with PRF include an upfront unconditional payment from PRF totaling $10 million ($5 million paid at closing and $5 million due on December 1, 2005) and the following milestone payments: (i) $40 million on product launch in the European Union, and (ii) between $9 million and $11 million on product launch in the United States, depending on date of launch.

In addition, AVANT retains some participation in the worldwide net royalty stream from Rotarix®.  If worldwide net royalties from Glaxo exceed $27.5 million in any year, AVANT will receive 92.5% of royalties in excess of $27.5 million.  Also, once PRF receives cumulative royalties equal to 2.45 times PRF’s aggregate cash payments to AVANT, then AVANT will receive 92.5% of all additional royalties..  If Rotarix® is not launched in the U.S. by the end of 2009, either PRF or AVANT can opt out of the U.S. portion of the agreement, and AVANT will retain all U.S. derived royalties and PRF would not be obligated to make payments to AVANT upon U.S. approval.

The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 “Sale of Future Revenues”.  The upfront unconditional payment of $10 million was recorded by AVANT as deferred revenue at June 30, 2005.  Any future milestone payments received from PRF will also be recorded as deferred revenue.  Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be paid to PRF and then applying this percentage to the total cumulative consideration received from PRF to date.  The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in the light of then current events and circumstances.

(5)                                 Stock-Based Compensation

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

In November 2004 and September 2003, the Company awarded Restricted Stock Units to Dr. Una S. Ryan, Ph. D., the Company’s President and CEO, and recorded non-cash deferred compensation amounting to $832,000 and $1,104,000, respectively.  The value of the Restricted Stock Units is being amortized over their vesting period, or four years, and being recorded as compensation expense.  The Company has recognized $121,000 and $69,000 as stock-based compensation expense in the statement of operations during the three-month periods ended June 30, 2005 and 2004, respectively and $242,000 and $138,000 as stock based compensation expense in the statement of operations during the six-month periods ended June 30, 2005 and 2004, respectively.

The following are pro forma net loss and loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Loss:
As reported	$4,733,940	$3,898,737	$9,602,438	$5,808,149
Less: Stock-based employee compensation expense as reported	(121,000)	(69,000)	(242,000)	(138,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	248,835	168,000	507,224	339,400
Pro forma	$4,861,775	$3,997,737	$9,867,662	$6,009,549

Basic and Diluted Net Loss Per Share:
As reported	$0.06	$0.05	$0.13	$0.08
Pro forma	$0.07	$0.05	$0.13	$0.08

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Expected stock price volatility	82%	109%	82%	109%
Expected option term	5 Years	5 Years	5 Years	5 Years
Risk-free interest rate	3.6 - 4.2%	3.1 - 4.2%	3.6 – 4.3%	2.7 – 4.2%
Expected dividend yield	None	None	None	None

Because additional stock-based compensation grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

(6)                                 Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its trade accounts receivable and therefore has not established an allowance for doubtful accounts.

Accounts receivable consists of the following:

	June 30, 2005	December 31, 2004

Trade Receivables	$5,447,650	$2,205,176
Other Receivables	29,421	25,174
	$5,477,071	$2,230,350

Other receivables at June 30, 2005 and December 31, 2004 primarily represent interest receivable from a bank.

(7)                                 Property and Equipment

Property and equipment includes the following:

	June 30, 2005	December 31, 2004

Laboratory Equipment	$2,459,850	$2,390,458
Office Furniture and Equipment	1,794,707	1,665,401
Leasehold Improvements	1,705,438	1,704,590
Construction in Progress	4,087,997	3,473,580
Property and Equipment, Total	10,047,992	9,234,029
Less Accumulated Depreciation and Amortization	(5,259,432)	(5,069,737)
	$4,788,560	$4,164,292

(8)                                 Intangible and Other Assets

Intangible and other assets include the following:

	Estimated Lives	June 30, 2005			December 31, 2004
		Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Intangible Assets:
Collaborative Relationships	5 years	$1,090,000	$(1,090,000)	$—	$	$(1,090,000)	$—
Core Technology	10 years	3,786,900	(1,319,006)	2,467,894	3,786,900	(1,129,658)	2,657,242
Developed Technology	7 years	3,263,100	(2,134,000)	1,129,100	3,263,100	(1,901,200)	1,361,900
Strategic Partner Agreement	17 years	2,563,900	(691,246)	1,872,654	2,563,900	(615,838)	1,948,062

Total Intangible Assets		10,703,900	(5,234,252)	5,469,648	10,703,900	(4,736,696)	5,967,204

Other Non Current Assets		94,981	—	94,981	95,981	—	95,981
		$10,798,881	$(5,234,252)	$5,564,629	$10,799,881	$(4,736,696)	$6,063,185

All of the Company’s intangible assets are amortized over their estimated useful lives.  Total amortization expense for intangible assets was $248,778 and $497,556 for the three- and six-month periods ended June 30, 2005 and 2004, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2005 for the remainder of fiscal year 2005 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2005 (remaining six months)	$497,556
2006	995,112
2007	960,212
2008	529,512
2009	529,512
2010	514,622

(9)                                 Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”.  The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include stock options, warrants and restricted stock units.  Options and warrants to purchase 3,632,326 and 3,472,018 shares of common stock and restricted stock units totaling 800,000 and 400,000 shares were not included in the computations of weighted average common shares for the periods ended June 30, 2005 and 2004, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

(10)                          Product Development and Licensing Agreements

AVANT’s revenue from product development and licensing agreements was received pursuant to contracts with different organizations.  Total revenue recognized by the Company in connection with these contracts for the six-month periods ended June 30, 2005 and 2004 were $130,517 and $2,248,838, respectively.  A summary of these contracts follows:

(A)                              GlaxoSmithKline plc (“Glaxo”)

During 1997, AVANT entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus vaccine and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities.  Glaxo filed for market approval with the European regulatory authorities in late 2004, triggering a $2 million milestone fee payable to AVANT, 50% of which is creditable against future royalties.  The amount was recorded as revenue in 2004 as AVANT has no obligation to incur any research and development costs in connection with this agreement.  AVANT is obligated to maintain a license with an academic institution with respect to this agreement and incurred licensing fees of $200,000 in 2004.  In addition, the Company recorded $300,000 of expense in the fourth quarter of 2004 for amounts which will be payable to this institution in connection with the aforementioned 2004 milestone payment.  The recording of this 2004 expense accrual satisfies AVANT’s minimum license fee obligations for 2005.  All licensing fees are included in research and development expense.  The term of this agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.  Glaxo has agreed to make further payments, which could total up to $5.5 million, upon achievement of specific milestones.  AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo.  In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 4 of unaudited Consolidated Financial Statements.)  Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH.

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

(C)                             DynPort Vaccine Company LLC (“DVC”)

In October 2001, the Company granted DVC a license for exclusive rights to use certain components of its anthrax vaccine technology.  Under the agreement, AVANT is entitled to annual $50,000 license maintenance payments, with respect to which AVANT has received $200,000 in the aggregate, including $50,000 received in the first quarter of 2005, and milestone payments of up to $700,000 in the aggregate, $100,000 of which AVANT recognized as revenue in 2002.  The annual license fee is recognized as revenue on a straight line basis over the year.  On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005.

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of June 30, 2005, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $7 million. The Defense Appropriations Bill for Fiscal Year 2005 passed by Congress in July 2004 committed an additional $2.8 million in funding to this vaccine program bringing the aggregate funding commitments for this vaccine development program to approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the six months ended June 30, 2005 and 2004, AVANT recognized $1,358,520 and $1,550,023, respectively, in government contract revenue from DVC.

Through June 30, 2005, AVANT had received approximately $6.8 million in payments under the subcontract agreements. These agreements expire in 2006, although they may be terminated by DVC at any time upon 30 days notice.

(D)                             AdProTech, Ltd (“AdProTech”)

In March 2004, AVANT granted a license to AdProTech for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition.  In April 2004, AVANT received an initial license payment of $1 million from AdProTech and AdProTech was acquired by Inflazyme Pharmaceuticals Ltd. which assumed the license.  AVANT has no continuing involvement or obligation under this license agreement, thus it recognized the $1 million as revenue during the first quarter of 2004.  Under the agreement, AVANT is entitled to milestone payments of up to $13.5 million in the aggregate and royalties on eventual product sales.  AVANT has no obligations to incur any research and development costs in connection with this agreement.

(11)                          Long-Term Liabilities and Deferred Revenue

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

At June 30, 2005, AVANT has recorded leasehold improvement assets of $1,227,800 as construction in progress and currently has a loan payable of $1,193,694 to MassDevelopment, of which $81,853 is classified as current and $1,111,841 as long-term.  AVANT will begin amortizing the leasehold improvement assets when validation of the Fall River facility is completed and it is operational.  Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan payable is approximately $891,000 at June 30, 2005.

(B)                              Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of equipment to be placed in the Fall River facility (the “Loan”).  The Loan has a term of 84 months at an interest rate of 5.5% per annum.  The Loan is collateralized by all of the equipment purchased with the principal amount.

At June 30, 2005, AVANT has recorded manufacturing and laboratory equipment assets of $903,657 as construction in progress and currently has a note payable of $871,919 to MassDevelopment, of which $131,873 is classified as current and $740,046 as long-term.  AVANT will depreciate the manufacturing and laboratory equipment assets over the estimated economic lives of the assets beginning when validation of the Fall River facility is completed and ready for its intended use which is expected to be by third quarter 2005.  Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $772,000 at June 30, 2005.

(C)                             Deferred Revenue

At June 30, 2005, AVANT recorded the upfront unconditional payments totaling $10 million from an affiliate of Paul Royalty Fund II, L.P. (“PRF”) as deferred revenue.  Any future milestone payments received from PRF will also initially be recorded as deferred revenue.  Deferred revenue will be amortized to revenue as described in Note 4.

(12)                          Commitments and Contingencies

(A)                              Commitments for the Build-out of the Fall River Facility

In August 2004, AVANT entered into a Design/Build Contract (the “Contract”) with a design/builder for the build-out of the Fall River facility. The final contract amount including work change orders made during the construction period totaled $2,317,036.  As of June 30, 2005, AVANT had made payments and accrued costs totaling $2,193,371 under the Contract.

(B)                              Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10.  AVANT has entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work and remaining aggregate commitments as of June 30, 2005 total approximately $1,996,700.  The Company has incurred $1,037,841 and $6,313,454, respectively, of expense related to the Lonza Agreement in the six-month period ended June 30, 2005 and from inception through June 30, 2005, of which $90,240 remained accrued at June 30, 2005.

In May 2004, AVANT signed an Amendment to the Lonza Agreement for the cGMP production of TP10 at commercial scale scheduled for the first quarter of 2005.  Due to development delays, AVANT and Lonza had mutually agreed to reschedule the production run to the first quarter of 2006.  Under the terms of the Lonza Agreement, if AVANT voluntarily terminates the Amendment within four months of the expected start date of the cGMP production run, AVANT is obligated to pay a termination fee of approximately $720,000.  In July 2005, AVANT cancelled this production run and instead has requested a 130 litre development run.  Cancelling the cGMP production run prior to four months of the expected start date voids AVANT's obligation to pay Lonza for the termination fee.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance.  There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT.  These factors include, but are not limited to:  (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons and other disease causing agents; (3) the ability to successfully complete development and commercialization of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, GlaxoSmithKline; (9) GSK’s strategy and business plans to launch and supply
Rotarix ® worldwide, including in the US and other major markets; (10) changes in existing and potential relationships with corporate collaborators; (11) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (12) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, CETi-1, CholeraGarde® (Peru-15) and Ty800, among other purposes, for adults undergoing cardiac surgery, to raise serum HDL cholesterol levels and to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (13) the ability to obtain substantial additional funding; (14) the ability to develop and commercialize products before competitors and that are superior to the alternatives developed by competitors; (15) the ability to retain certain members of management; and (16) other factors detailed from time to time in filings with the Securities and Exchange Commission.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

OVERVIEW

AVANT’s focus is unlocking the power of the immune system to prevent and treat disease.  The Company has assembled a broad portfolio of technologies and intellectual property that give it a strong competitive position in vaccines and immunotherapeutics.  These include an oral human rotavirus vaccine, which gained its first marketing approval in Mexico in July 2004 and is being marketed by Glaxo.  Six of AVANT’s products are in clinical development.  The Company’s goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis.

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

During the past five years through the end of 2004, AVANT incurred an aggregate of $71 million in research and development costs.  During the six months ended June 30, 2005, AVANT incurred an aggregate of $7.5 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the two years ended December 31, 2004 and 2003 and the six-month periods ended June 30, 2005 and 2004. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,		Years Ended December 31,
	2005	2004	2004	2003
Bacterial Vaccines:
CholeraGarde®	$256,600	$53,200	$123,100	$695,800
Ty800	258,000	457,600	688,300	186,300
Other	216,200	82,500	332,500	137,500
BioDefense Vaccines:	1,111,900	1,921,200	3,082,800	3,524,500
Cholesterol Management Vaccine:
CETi-1	291,000	408,200	816,900	3,404,000
Complement Inhibitors:
TP10/TP20	4,735,100	3,464,500	7,706,300	1,648,700
Food Safety & Animal Health Vaccines:
	3,300	8,300	12,600	49,400
Viral Vaccines:
Rotarix® vaccine	—	100,000	500,000	200,000
Therapore®/HIV	3,100	180,300	184,900	72,400
Other Programs:	586,400	145,200	426,400	102,700

Total R&D Expense	$7,461,600	$6,821,000	$13,873,800	$10,021,300

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represents the first in an expected series of worldwide approvals and commercial launches for the product.  Glaxo has already filed for market approval in more than 30 countries worldwide and plans to launch in additional Latin American and Asia Pacific countries during the course of 2005. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT.  Glaxo has agreed to make further payments, which could total up to $5.5 million, upon achievement of specific milestones.  AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to CCH on net royalties received from Glaxo.  In May 2005, AVANT entered into an agreement whereby an affiliate of PRF will purchase, for up to $61 million, an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 4 of unaudited consolidated financial statements.)  Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH.

Complement Inhibitors:  In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of a Phase II adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit in male patients participating in the trial directly related to mortality, which was impressive, however, with no significant treatment benefit observed in female patients. In February 2004, AVANT started a Phase IIb double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial will examine the effect of TP10 versus placebo at approximately 30 sites throughout the United States. The goals of the trial are to clarify the effect that TP10 has for women undergoing cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial.  AVANT expects to complete enrollment in this trial by year-end.  AVANT plans to seek a corporate partner to complete development and to commercialize TP10 prior to starting a Phase III clinical trial.

During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $30.5 million in research, development, contract manufacturing and clinical costs. During the six months ended June 30, 2005, the Company incurred approximately $4.7 million in research, development, contract manufacturing and clinical costs associated with its complement program.

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

Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the International Vaccine Institute (“IVI”) in Bangladesh where cholera is endemic. IVI is assessing the safety and immunogenicity of the vaccine in adults, children and infants as young as nine months of age. In July 2005, study results in children and infants showed CholeraGarde ® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses.  Previously published results have shown the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $9.3 million in research, development and clinical costs on its CholeraGarde® program. During the six months ended June 30, 2005, AVANT incurred approximately $256,600 in research, development and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and AVANT have agreed for the NIAID to conduct a Phase I/II in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID has funded the production of Ty800 vaccine for clinical testing and expects to initiate the Phase I/II trial at a NIH-funded clinical site in the second half of 2005. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study. During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $5 million in research, development, contract manufacturing and clinical costs on its Ty800 program. During the six months ended June 30, 2005, AVANT incurred approximately $258,000 in research, development and clinical costs on its Ty800 program.

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

In October 2001, AVANT granted DynPort Vaccine Company LLC (“DVC”) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine.  On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005.  DVC plans to complete the ongoing Phase I clinical trial and report out results in mid-2006.

Further, in January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of June 30, 2005, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine.  Total contract funding awarded by DVC now totals approximately $7 million. The Defense Appropriations Bill for Fiscal Year 2005 passed by Congress in July 2004 committed an additional $2.8 million in funding to this vaccine program bringing aggregate funding commitments for this vaccine development program to approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the six months ended June 30, 2005 and 2004, AVANT recognized $1,358,520 and $1,550,023, respectively, in government contract revenue from DVC. Through June 30, 2005, AVANT had received approximately $6.8 million in payments under the subcontract agreements. These agreements expire in 2006, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $6.8 million in research and development costs on its biodefense vaccine program. During the six months ended June 30, 2005, AVANT incurred approximately $1,111,900 in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer Inc. (“Pfizer”), who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $1.6 million in research and development costs on its food safety and animal health vaccines program. During the six months ended June 30, 2005, AVANT incurred approximately $3,300 in research and development costs on its food safety and animal health vaccines program.

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

In October 2003, AVANT completed the CETi-1 vaccine Phase II efficacy study in approximately 200 patients with low levels of HDL cholesterol. The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels. In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%. In recent pre-clinical testing, AVANT has identified a new adjuvanted formulation for the vaccine that elicits more than a 10-fold increase in anti-CETP antibody titers when compared to the current CETi vaccine. The Company has contracted for the production of GMP peptide for the newly formulated vaccine. During the period January 1, 2000 through December 31, 2004, AVANT incurred approximately $11.7 million in research, development and clinical costs associated with the CETi program. During the six months ended June 30, 2005, AVANT incurred approximately $291,000 in research, development and clinical costs associated with the CETi program. AVANT plans to seek a corporate partner to complete development and to commercialize the CETi vaccine.

TECHNOLOGY LICENSING

AVANT has adopted a business strategy of out-licensing technology that does not match its development focus or where it lacks sufficient resources for the technology’s efficient development.  For example, when AVANT acquired Megan, it also signed an agreement with Pfizer to leverage the value of Megan’s oral vaccine technology in a significant market opportunity (animal health and human food safety) outside of AVANT’s own focus on human health care.

AdProTech:  In March 2004, AVANT granted a license to AdProTech for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition.  Financial terms of the agreement with AdProTech include an initial license fee, milestone payments and royalties.  AdProTech was acquired by Inflazyme Pharmaceuticals Ltd. in April 2004 which assumed the license.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2005 as Compared
with the Three-Month Period Ended June 30, 2004

AVANT reported consolidated net loss of $4,733,940, or $.06 per share, for the second quarter ended June 30, 2005, compared with a net loss of $3,898,737, or $.05 per share, for the second quarter ended June 30, 2004.  The weighted average common shares outstanding used to calculate net loss per common share was 74,132,829 in 2005 and 74,091,599 in 2004.

Revenue:  Total revenue decreased $255,849 to $637,161 for the second quarter of 2005 compared to $893,010 for the second quarter of 2004.

Product development and licensing revenue decreased $65,359, or 53%, to $59,060 in 2005 from $124,419 in 2004.  Product development and licensing revenue in 2004 consisted primarily of the amortization of nonrefundable license fees from Pfizer which was fully amortized by November 2004.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT.  Under these agreements and several SBIR grants, AVANT recognized $522,963 and $714,638 in government contract and grant revenue during the second quarters of 2005 and 2004, respectively, for work performed.  AVANT expects the amount of research work to be performed for DVC during the remainder of 2005 to increase when compared to the amount of research work performed during the comparable period in 2004.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the second quarter of 2005 and 2004 totaled $55,138 and $53,953, respectively. In early March 2005, the USDA placed a stop sale order on Megan®Vac 1 and Megan®Egg, for LAHI’s failure to update the Outline of Production as LAHI improved the fermentation process. LAHI updated the Outline of Production and in July 2005 the USDA lifted the stop sale order on the Megan products.

Operating Expense:  Total operating expense increased $654,572, or 13.4%, to $5,540,865 for the second quarter of 2005 compared to $4,886,293 for the second quarter of 2004.

Research and development expense increased $63,188, or 1.9%, to $3,430,992 in 2005 from $3,367,804 in 2004. The increase in 2005 compared to 2004 is primarily due to increases in TP10 clinical trials costs of $141,207 and increased personnel, operating and facility-related costs of $346,220 associated with the start-up operations of the Fall River manufacturing facility. These increases were offset in part by declines in contract manufacturing costs of $192,772 associated with the TP10 program, license fees of $56,250 and insurance expense of $43,901.  AVANT expects research and development expense to increase in the second half of 2005 as the TP10 Phase II female clinical trial reaches full enrollment, as AVANT’s contract manufacturer continues process development and scale-up work and as the Fall River facility runs at full operational status.

General and administrative expense increased $591,384, or 46.6%, to $1,861,095 in 2005 compared to $1,269,711 in 2004 and is primarily attributed to increases in personnel and related costs of $207,222, legal and other professional fees of $275,778, and consultancy costs of $65,201 related to project management and Sarbanes-Oxley compliance.  AVANT expects general and administrative expense to continue at this level for the balance of 2005.

Amortization expense of acquired intangible assets was $248,778 in 2005 and 2004.

Investment and Other Income, Net:  Interest and other income increased $75,218 to $169,764 for the second quarter of 2005 compared to $94,546 for the second quarter of 2004.  The increase is primarily due to higher interest rates during the second quarter of 2005 compared to the second quarter of 2004.  During the second quarters of 2005 and 2004, the average month-end cash balances were $27,372,971 and $40,183,500, respectively.  The effective interest rates during the second quarters of 2005 and 2004 were 2.81% and 0.95%, respectively.

Six-Month Period Ended June 30, 2005 as Compared
with the Six-Month Period Ended June 30, 2004

AVANT reported a consolidated net loss of $9,602,438, or $.13 per share, for the six months ended June 30, 2005, compared with a net loss of $5,808,149, or $.08 per share, for the six months ended June 30, 2004.  The weighted average common shares outstanding used to calculate net loss per common share was 74,132,416 in 2005 and 71,655,099 in 2004.

Revenue:  Total revenue decreased $2,315,994 to $1,607,713 for the first six months of 2005 compared to $3,923,707 for the first six months of 2004.

Product development and licensing revenue decreased $2,118,321 to $130,517 for the first six months of 2005 from $2,248,838 for the first six months of 2004.  The decrease is primarily due to the one-time recognition of $1 million in revenue from DVC for rPA clinical materials and a license fee of $1 million from AdProTech, Ltd.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense.  AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT.  Under these agreements and several SBIR grants, AVANT recognized $1,389,050 and $1,594,546 in government contract and grant revenue during the first six months of 2005 and 2004, respectively.  AVANT expects the amount of research work to be performed for DVC during the second half of 2005 to approximate the amount of research work performed during the first six months of 2005.

In 2002, AVANT transferred the marketing and distribution of the Megan poultry product line to our partner, LAHI.  Product royalty payments received by AVANT for Megan®Vac 1 and Megan®Egg product sales for the first six months of 2005 and 2004 totaled $88,145 and $80,323, respectively.

Operating Expense:  Total operating expense increased $1,650,640, or 16.7%, to $11,531,045 for the first six months of 2005 compared to $9,880,405 for the first six months of 2004.

Research and development expense increased $640,607, or 9.4%, to $7,461,610 for the first six months of 2005 compared to $6,821,003 for the first six months of 2004.  The increase in 2005 compared to 2004 is primarily due to increases in contract manufacturing costs and lab supplies of $500,913 associated with the TP10 program, and increased personnel, operating and facility-related costs of $375,766 associated with the operations of the Fall River facility.  These increases were offset in part by decreases in clinical trial costs of $114,525, consultancy costs of $82,146, license fees of $112,500, and insurance costs of $41,613.  AVANT expects research and development expense to increase in the second half of 2005 as the TP10 Phase II female clinical trial reaches full enrollment, as AVANT’s contract manufacturer continues process development and scale-up work and as the Fall River facility runs at full operational status.

General and administrative expense increased $1,010,033, or 39.4%, to $3,571,879 for the first six months of 2005 compared to $2,561,846 for the first six months of 2004.  The increase in 2005 is primarily attributed to increased personnel and related expenses, legal, professional services and consulting expenses.  AVANT expects general and administrative expense during the second half of 2005 to approximate the expense incurred during the first six months of 2005 and 2004.

Amortization expense of acquired intangible assets was $497,556 in the first six months of 2005 and 2004.

Investment Income, Net:  Net investment income increased $172,345 to $320,894 for the first six months of 2005 compared to $148,549 for the first six months of 2004.  The increase is primarily due to higher average interest rates during the first six months of 2005 compared to the first six months of 2004.  During the first six months of 2005 and 2004, the average month-end cash balances were $28,419,021 and $37,156,200, respectively.  The effective interest rates during the first six months of 2005 and 2004 were 2.57% and 0.95%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $27,028,598. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions, short-term commercial paper, and U.S. Government and other investment grade debt securities.  Also, the Company maintains cash balances with financial institutions in excess of insured limits.  AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash used in operating activities increased to $3,836,571 for the first six months of 2005 compared to $3,800,580 for the first six months of 2004.  The increase is primarily attributed to an increase in net loss incurred in 2005 compared to 2004, an increase in accounts receivable which related primarily to the $5,000,000 payable by PRF in December 2005 and a decrease in accounts payable and accrued expenses due to timing of payments, offset partly by the increase in deferred revenue related to the PRF royalty transaction. AVANT expects that cash used in operations will continue to increase in 2005 as the Company continues to develop its products in clinical trials, contacts for the manufacture of clinical materials, brings its Fall River facility to full operational status and advances new products into preclinical development. The expected increase in cash used would be partially offset by anticipated payments made under the Company’s government contracts and grants and anticipated product royalty payments.

Cash used in investing activities increased to $812,963 for the first six months of 2005 compared to $400,965 for the first six months of 2004.  The increase is due to increased investment in property and equipment in 2005 primarily for the Fall River facility compared to 2004.  AVANT expects it will continue to use cash in its investing activities as the Company expands its infrastructure and completes the validation of the Fall River facility and brings it to operational status.

Net cash used in financing activities was $63,362 for the first six months of 2005 compared to net cash provided by financing activities of $23,321,237 for the first six months of 2004.  The decrease in cash provided by financing activities between years is due primarily to the completion of a direct equity placement in the first quarter of 2004.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at June 30, 2005 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years.  These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2005	2006-2008	2009-2010	Thereafter
Contractual obligations:
Operating lease obligations	$5,813,900	$1,234,600	$4,041,100	$538,200	$—
Loan payable*	1,682,200	73,800	418,600	256,200	933,600
Note payable*	1,021,700	88,600	531,500	354,300	47,300
Licensing obligations	552,500	42,500	255,000	170,000	85,000
Construction contract	123,700	123,700	—	—	—
Total contractual obligations	$9,194,000	$1,563,200	$5,246,200	$1,318,700	$1,065,900

Commercial commitments:
Clinical development	$2,387,800	$2,387,800	$—	$—	$—
Manufacturing development**	1,996,700	196,700	1,800,000	—	—
Total commercial commitments	$4,384,500	$2,584,500	$1,800,000	$—	$—

* includes interest obligations

** $1.8 million obligation was cancelled in July 2005, see Note 12(B) in our unaudited consolidated financial statements

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

AVANT does not utilize derivative financial instruments.  The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2005 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2005, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II — OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

On May 19, 2005, AVANT held its Annual Meeting of Stockholders at which the stockholders elected six directors to our Board of Directors.

At the Annual Meeting of Stockholders, the following votes were tabulated for the proposal before AVANT’s Stockholders:

PROPOSAL I

Election of Directors:

	Number of Shares/Votes
	For	Authority Withheld

J. Barrie Ward, Ph.D.	59,447,750	2,811,023
Una S. Ryan, Ph.D.	60,750,251	1,508,522
Harry H. Penner, Jr.	60,600,696	1,658,077
Peter A. Sears	60,625,366	1,633,407
Karen Shoos Lipton	60,745,665	1,513,108
Larry Ellberger	60,749,466	1,509,307

The number of shares issued, outstanding and eligible to vote as of the record date of April 7, 2005 was 74,132,829.  A quorum was present with 62,258,773 shares represented by proxies or 83.98% of the eligible voting shares.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                Exhibits

31.1                           Certification of President and Chief Executive Officer

31.2                           Certification of Senior Vice President and Chief Financial Officer

32.1                           Section 1350 Certifications

(b)                                Reports on Form 8-K

A Form 8-K (Item 12) was filed on May 5, 2005 regarding a press release announcing that AVANT had reported its financial results for the first quarter ended March 31, 2005.

A Form 8-K (Item 12) was filed on May 18, 2005 regarding a press release announcing that AVANT had entered into a Purchase Agreement whereby an affiliate of Paul Royalty Fund II, L.P. will purchase for up to $61 million an interest in the net royalties AVANT will receive from GlaxoSmithKline on worldwide sales of Rotarix®.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

Dated: August 9, 2005	/s/ Una S. Ryan
Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2005	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications