Form 10-K
period 2005-12-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2006-03-16
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐              Accelerated filer ☒               Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2005 was $86,078,569 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of common stock outstanding at March 1, 2006 was: 74,172,695 shares.

Certain information contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 18, 2006 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

AVANT IMMUNOTHERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “will”, “should”, “may”, “plan”, “intend”, “assume” and other expressions which predict or indicate future events and trends to and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or other bioterrorism threats or emerging health care threats; (3) the ability to successfully complete development and commercialization of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, GlaxoSmithKline; (9) changes in existing and potential relationships with corporate collaborators; (10) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (11) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, CETi-1, CholeraGarde® (Peru-15) and Ty800, among other purposes, for adults undergoing cardiac surgery, to raise serum HDL cholesterol levels and to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (12) the ability to obtain substantial additional funding; (13) the ability to develop and commercialize products before competitors; (14) the ability to retain certain members of management; and (15) other factors detailed from time to time in filings with the Securities and Exchange Commission. In addition, the factors described under “Item 1A. Risk Factors” in this report may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1.                        BUSINESS

A.                General

As used herein, the terms “we”, “us”, “our”, or “AVANT” refer to AVANT Immunotherapeutics, Inc., a Delaware corporation organized in 1983. We are a biopharmaceutical company that uses novel applications of immunology to develop products for the prevention and treatment of diseases. We are developing a broad portfolio of vaccines and immunotherapeutics addressing a wide range of applications including cardiovascular disease, bacterial and viral diseases, biodefense and food safety. These include single-dose, oral vaccines that protect against important disease-causing agents, a novel, proprietary vaccine candidate for cholesterol management, and a treatment to reduce complement-mediated tissue damage associated with cardiac by-pass surgery. Our strategy is to demonstrate proof-of-concept for our product candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development ourselves. Demonstrating proof-of-concept for a product candidate generally involves bringing it through Phase I clinical trials and one or more Phase II clinical trials so that we are able to demonstrate, based on human trials, good safety data for the product candidate and some data indicating its effectiveness. Our current collaborations encompass the development of an oral human rotavirus vaccine, vaccines to combat threats of biological warfare, and vaccines addressed to human food safety and animal health. Our product candidates address large market opportunities for which we believe current therapies are inadequate or non-existent.

The Company’s web site is located at http://www.avantimmune.com. On the Company’s web site, investors can obtain a copy of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission.

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

•       technology supporting our CETi-1 product candidate, which is aimed at increasing levels of HDL, or “good” cholesterol;

•       our VitriLife® patented drying system for the preservation of proteins, cells, bacteria and viruses; and

•       technology and patents for the complement inhibitors based on sCR1 (TP10).

We currently have six products in clinical development. Our goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis. Our success has depended and will continue to depend upon many factors, including our ability and that of our licensees and collaborators to successfully develop, obtain regulatory approval for and commercialize our product candidates. To date, commercial sales have only been generated by  from Rotarix® and our Megan poultry vaccines, and we have had no commercial revenues from sales of our human therapeutic or other human vaccine products and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for or commercialize our product candidates, and we are subject to a number of risks that you should be aware of before investing in AVANT. These risks are disclosed more fully in “Item 1A. Risk Factors.”

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

In January 2003, we acquired the technology and intellectual property portfolio of Universal Preservation Technologies, Inc. (“UPT”), a privately held company based in San Diego, California, and licensed certain patent rights from Elan Drug Delivery Limited (formerly a subsidiary of Elan Corporation plc, now Innovata plc). Through this transaction, AVANT has gained exclusive rights to UPT’s VitriLife® process for use in AVANT’s oral vaccines and certain other non-injectable applications.

On December 1, 2000, we acquired Megan Health, Inc. (“Megan”), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of November 20, 2000 by and among AVANT, AVANT Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Megan.

On August 21, 1998, we acquired Virus Research Institute, Inc. (“VRI”), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of May 12, 1998 by and among AVANT, TC Merger Corp., a Delaware corporation and our wholly-owned subsidiary, and VRI.

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

Our products derive from a broad set of complementary technologies with the ability to utilize the human immune system and enable the creation of preventative and therapeutic agents. We are using these technologies to develop vaccines and immunotherapeutics that prevent or treat disease caused by infectious organisms, and treatment vaccines that modify undesirable activity by the body’s own proteins or cells. Our products are in various stages of research and development. Below is a table of our currently active programs:

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status
Immunotherapeutics
Cardiovascular	TP10	Cardiac by-pass surgery	—	Phase IIb
Diseases	CETi	Cholesterol management	—	Phase II
Bacterial Vaccines
Global Health	CholeraGarde® Ty800	Cholera Typhoid fever	IVI NIH	Phase IIb Phase I/II
Travelers’	ETEC	Enterotoxigenic E coli infection	—	Pre-clinical
	Shigella	Dysentery	—	Pre-clinical
	Campylobacter	Campylobacter infection	—	Pre-clinical
BioDefense	Injectable Anthrax Oral Anthrax & Plague	Anthrax infection Anthrax & Plague infections	DoD/DVC DoD/DVC and NIH	Phase I Pre-clinical
Food Safety and Animal Health	Megan®Vac 1	Salmonella infection in chicken	Lohmann	Marketed
	Megan®Egg	Salmonella infection in laying hens and eggs	Lohmann	Marketed
	Other Food Safety and Animal Health Vaccines	Bacterial contamination of food sources and animal health	Pfizer	Pre-clinical
Viral Vaccines	Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed
	Therapore®	Viral infection—HIV	US Army	Phase I

B.               Strategy

AVANT’s strategy is to utilize our expertise to design and develop vaccines and immunotherapeutics that have significant and growing market potential; to establish governmental and corporate alliances to fund development; and to commercialize our products either through corporate partners or, in appropriate circumstances, by our own direct selling efforts. Our goal is to demonstrate clinical proof-of-concept for each product, and then seek partners to help see those products which we cannot develop ourselves through to commercialization. This approach allows us to maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product. Implementation of this strategy is exemplified by the following lead programs:

Rotavirus Vaccine:   Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to GlaxoSmithKline (“Glaxo”). All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represents the first in an expected series of worldwide approvals and commercial launches for the product. Glaxo has already filed for market approval in more than 75 countries worldwide and has launched Rotarix® in additional Latin American and Asia Pacific countries during the course of 2005. Additionally, Glaxo filed for market approval of Rotarix® with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggers a $4 million milestone payment from Glaxo. Glaxo has agreed to make further payments, which could total up to $1.5 million, upon the achievement of a specific milestone. AVANT licensed the Rotarix® technology in 1995 from Cincinnati Children’s Hospital medical Center (“CCH”) and owes CCH a license fee of 30% on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 9 of our audited consolidated financial statements). Under the PRF agreement, AVANT retains 50% of the $4 million milestone payment from Glaxo for the European Commission approval discussed above and of any future Glaxo milestone payments, with the balance payable to PRF and CCH.

Complement Inhibitor:   We are developing a new class of immunotherapeutics that inhibits the complement system, a key triggering mechanism for the body’s inflammatory response. Medical problems that result from excessive complement activation represent multi-billion dollar market opportunities. These include reperfusion injury, the vascular and tissue damage that occurs following a heart attack, stroke or surgical procedure where the patient’s blood supply is shut off and then restored; hyperacute or chronic organ rejection following transplantation; acute inflammatory injury to the lungs and autoimmune diseases. We have developed a lead compound, TP10, for cardiac surgery.

In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of a Phase II adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit in male patients participating in the trial directly related to mortality; however, no treatment benefit was observed in female patients. In February 2004, AVANT started a Phase IIb double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial was designed to examine the effect of TP10 versus placebo at approximately 30 sites throughout the United States. The goals of the trial were to clarify the treatment effect that TP10 has for women undergoing high risk cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial. In February 2006, AVANT reported that the females-only study did not meet the primary endpoint, thus confirming the results for female subjects in the previous TP10 trial. Therefore, given the strong efficacy data in males shown in this previous study, AVANT believes there is a clear clinical development pathway for a males-only indication for TP10 in cardiac bypass surgery. Males represent 75% of the U.S. market opportunity in cardiac bypass surgery. AVANT believes that the TP10 program is now well-positioned for a males-only cardiac bypass surgery indication and expects to partner the TP10 program for this indication. AVANT plans to seek a corporate partner to complete the development and commercialization of TP10, including with respect to a male-only cardiac bypass surgery indication, prior to starting a Phase III clinical trial.

Bacterial Vaccines:   AVANT is developing a series of single-dose, genetically-attenuated, live bacterial vaccines to prevent diarrhea and dysentery. These diarrheal vaccines are targeted to address the U.S. and European travelers’ market as well as the healthcare requirements of developing countries, where for example the need for cholera and typhoid fever vaccines is particularly acute. We believe that vaccines for the travelers’ market are appropriate indications for a small company such as AVANT to pursue independently with our own sales and marketing effort in the United States and with partners outside the United States.

Development of a safe and effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the International Vaccine Institute (“IVI”) in Bangladesh where cholera is endemic. In July 2005, the Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses. Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

In July 2005, AVANT reported that it and Harvard Medical School would receive approximately $500,000 from the National Institutes of Health (“NIH”) to apply AVANT’s VitriLife® formulation to CholeraGarde®. In 2006, AVANT plans to utilize VitriLife®, a proprietary technology that confers thermostability to live bacterial vaccines, at the Fall River manufacturing facility for CholeraGarde® and its other bacterial vaccines.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (“NIAID”) of the NIH and AVANT have agreed for the NIAID to conduct a Phase I/II in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID has funded the production of the Ty800 vaccine for clinical testing and initiated the Phase I/II trial at a NIH-funded clinical site in February 2006. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study.

Finally, AVANT is developing three additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide. These three programs are in pre-clinical development. In 2006, AVANT expects to allocate resources to further the development of a two-vaccine combination product containing ETEC and Shigella or Campylobacter addressed to the travelers’ market. In April 2005, AVANT was awarded a Phase I Small Business Innovation Research (“SBIR”) grant to support the development of a live attenuated salmonella vaccine against Campylobacter. The NIAID award provides approximately $131,000 in funding and work was started by AVANT during the third quarter of 2005.

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

In October 2001, AVANT granted DVC LLC (“DVC”, formerly DynPort Vaccine Company LLC) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein, or Protective Antigen, derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005. DVC plans to complete the ongoing Phase I clinical trial.

Further, in January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of December 31, 2005, AVANT had received a number of additional subcontract modifications from DVC to support pre-clinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. Through December 31, 2005, AVANT had received approximately $8 million in payments under the subcontract agreements, all of which relate to approved subcontract awards. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

Cholesterol Management Vaccine:   AVANT is developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (“CETP”), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein). The Company is developing this vaccine, CETi-1, to stimulate an immune response against CETP, which it believes may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis, which often leads to a heart attack.

In October 2003, AVANT completed the CETi-1 vaccine Phase II efficacy study in approximately 200 patients with low levels of HDL cholesterol. The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels. In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%. In recent pre-clinical testing, AVANT has identified a new adjuvanted formulation for the vaccine that elicits more than a 10-fold increase in anti-CETP antibody titers when compared to the current CETi vaccine. We have contracted for the production of GMP peptide for the newly formulated vaccine and we expect to complete toxicology, release and stability studies in 2006 consistent with the goal of having a CETi vaccine back into the clinic. AVANT plans to seek a corporate partner to complete development and to commercialize the CETi vaccine.

Factors that may significantly harm our commercial success, and ultimately the market price of our common stock, include but are not limited to, announcements of technological innovations or new commercial products by our competitors, disclosure of unsuccessful results of clinical testing or regulatory proceedings and governmental approvals, adverse developments in patent or other proprietary rights, public concern about the safety of products developed by AVANT and general economic and market conditions. See “Item 1A. Risk Factors”.

C.               Viral Vaccine Development Programs

1.                 Rotavirus Vaccine

We are developing a novel vaccine against rotavirus infection. Rotavirus, a major cause of diarrhea and vomiting in infants, affects approximately 80% of the approximately 4 million infants born each year in the United States. As a result, on an annual basis, about 500,000 infants require medical attention and 50,000 are hospitalized. The economic burden in the United States is estimated at over $1 billion in direct medical and indirect societal costs. We anticipate that in the United States a vaccine against rotavirus disease will become a universal pediatric vaccine. In the rest of the world, rotavirus is a cause of significant infant mortality. We completed Phase I clinical trials of the orally delivered live human rotavirus vaccine selected to elicit a broadly protective immune response to the most prevalent strains of rotavirus. During 1997, we completed a Phase I/II clinical trial designed to define the optimal vaccine dose and optimal age for immunization. Based on the assessment of the safety and immunogenicity of the vaccine, we initiated a Phase II efficacy study in 1997. This trial, conducted at four U.S. medical centers, was designed to examine the vaccine’s ability to prevent rotavirus disease and to further study the safety of the vaccine. A total of 215 infants were enrolled in the study and were immunized with the vaccine. In 1998, we announced positive results from this trial, which were published in Lancet in July 1999. The results showed that approximately 90 percent of the vaccinated infants were protected from rotavirus disease and demonstrated a statistical significance at p<0.001. Examination of the safety data revealed that mild fever in a small number of infants was the only side effect significantly more common in the vaccine group than in the placebo group.

AVANT and Glaxo have collaborated on the development and commercialization of our oral rotavirus vaccine, Rotarix®. As discussed under “F. Collaborative Agreements”, with the successful completion of the Phase II clinical trial and the development by Glaxo of a viable manufacturing process, Glaxo has assumed financial responsibility for all subsequent clinical and development activities and paid us a milestone payment of $500,000. Glaxo completed Phase I/II bridging studies in over 6,500 infants in Europe, Latin America and Asia using the two-dose oral Rotarix® vaccine. Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003 and AVANT recognized a $1.0 million milestone.

Glaxo gained approval for Rotarix® in Mexico during 2004, which represents the first in an expected series of worldwide approvals for that product. Glaxo has launched Rotarix® in additional Latin American countries as well as Asia Pacific countries during the course of 2005, and they have filed for market approval in more than 31 countries worldwide as well as with the European regulatory authorities, which triggered a $2 million milestone fee payable to AVANT, which was paid in January 2005. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggers a $4 million milestone payment from Glaxo. Assuming product development and commercialization continues satisfactorily, we may receive an additional milestone payment totaling $1.5 million upon the achievement of a specified milestone.

Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for “non-patent” countries (primarily international markets). AVANT licensed the Rotarix® technology from CCH in 1995 and owes a license fee of 30% to CCH on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 9 of our audited consolidated financial statements). Under the PRF agreement, AVANT retains 50% of the $4 million milestone payment from Glaxo for the European Commission approval discussed above and of any future Glaxo milestone payments, with the balance payable to PRF and CCH.

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

We plan to employ Therapore® to develop novel immunotherapeutics for the treatment of chronic viral infections and cancers. We have entered into a collaborative agreement for WRAIR to fund and perform the first human clinical trial of a Therapore®-based product, a vaccine candidate under development by the U.S. Army against HIV. This HIV clinical trial of a Therapore®-component was initiated in May 2004 and the results of the trial are expected in the second half of 2006. As clinical data becomes available, AVANT may seek a corporate partner to develop and to commercialize Therapore®. We have currently suspended substantially all in-house development efforts on Therapore® pending the results of clinical and partnering efforts.

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

AVANT is developing a series of single-dose, genetically-attenuated, live bacterial vaccines to protect travelers and endemic populations from diarrhea and dysentery. AVANT’s single-dose oral vaccine technology is currently addressed to serious bacterial diseases, but combines the advantages of rapid onset of protection with the flexibility to address a variety of different causes of disease. The attenuated live bacteria used to create these vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. By engineering key disease antigens into the DNA of the vector organisms, AVANT can extend the protective ability of its single-dose oral vaccines to a wide variety of illnesses. Thus, our vector technologies may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks. AVANT has also partnered with Pfizer Inc (“Pfizer”), who will apply AVANT’s vaccine technology to animal health and human food safety markets.

In November 2004, we opened our 11,800 square foot vaccine manufacturing facility in Fall River, Massachusetts to support the clinical development of our portfolio of bacterial vaccines, including vaccines for biodefense, as well other next-generation bacterial vaccines for clinical trials and eventually commercial sale. In November 2005, we leased an additional 2,500 square feet of space at the Fall River facility. Importantly, this facility will also implement our VitriLife® preservation technology. In July 2005, AVANT reported that it and Harvard Medical School would receive approximately $500,000 from the NIH to apply AVANT’s VitriLife® formulation to CholeraGarde®. In 2006, AVANT plans to utilize VitriLife®, a proprietary technology that confers thermostability to live bacterial vaccines, at the Fall River manufacturing facility for CholeraGarde® and its other bacterial vaccines.

1.                 Global Health

AVANT’s oral, bacterial vaccine technology can address the healthcare requirements of developing countries, where, for example, the need for cholera and typhoid vaccines is particularly acute. These vaccine technologies may provide avenues to disease prevention and treatment with notable advantages over drugs in terms of ease of use, patient compliance, thermostability and cost. Thus, they may offer strategies to solve global health problems.

We are developing an attenuated form of the bacterium Vibrio cholerae as a potential cholera vaccine. In several Phase I/II clinical studies, single oral doses of the cholera vaccine, CholeraGarde® (or Peru-15), were administered to more than 75 human subjects and shown to be safe, immunogenic and protective against infection with the virulent organism. In 1999, we announced the collaboration on a Phase IIb clinical trial of the Peru-15 vaccine with WRAIR and the NIH. AVANT and the NIAID of the NIH also signed a Clinical Trial Agreement that allowed for the clinical evaluation of the Peru-15 vaccine formulation at CCH. AVANT and WRAIR have successfully manufactured clinical supplies of the vaccine at WRAIR’s facility for use in the study.

The Phase IIb trial, which began in October 2000 at CCH, tested the safety, immunogenicity and protective capacity of the vaccine against a challenge with live virulent cholera. Results of the study demonstrated the ability of AVANT’s vaccine candidate, CholeraGarde®, to provide complete protection against the trial’s primary endpoint, moderate and severe diarrhea. During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of trials in December 2002 with the IVI in Bangladesh where cholera is endemic. In January 2004, we announced positive preliminary results of the adult portion from the Phase II clinical trial of CholeraGarde® in Bangladesh. In 70 adult patients, enrolled as part of this ongoing study that is assessing the safety and immunogenicity of the vaccine in adults prior to moving into progressively younger pediatric populations, vaccination with the single-dose, oral cholera vaccine was well tolerated. Moreover, over 70% of the vaccinated adults responded with a favorable immune response. In July 2005, the Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses. These results showed the vaccine to be consistently well tolerated and immunogenic against the cholera organism in all portions of this trial.

AVANT has developed an oral vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. The NIAID and AVANT have entered into a cooperative agreement for the NIAID to conduct a Phase I/II in-patient dose ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. The trial is planned for an NIAID funded clinical site. NIAID has funded the manufacture of Ty800 vaccine for clinical testing and initiated the Phase I/II trial in February 2006. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician sponsored Ty800 vaccine study.

2.                 Travelers’ Vaccines

With our acquisition of Megan Health in 2000, AVANT gained access to technologies for developing vaccines against Campylobacter and ETEC. When combined with our existing Shigella vaccine program, AVANT now has three travelers’ vaccine programs in pre-clinical development—all addressing important causes of serious diarrheal diseases worldwide. AVANT is pursuing a strategy to develop a combination travelers’ vaccine from these programs. In April 2005, AVANT was awarded a Phase I SBIR grant to support the development of a live attenuated salmonella vaccine against Campylobacter. The NIAID award provides approximately $131,000 in funding and work was started by AVANT during the third quarter of 2005. In 2006, we expect to allocate additional resources to further the development of a two-vaccine combination product containing ETEC and Shigella or Campylobacter addressed to the travelers’ market.

3.                 BioDefense Vaccine Programs

The attenuated live bacteria used to create AVANT’s single-dose oral vaccines also can serve as vectors for the development of vaccines against other bacterial and viral diseases. By engineering key disease antigens into the DNA of the vector organisms, AVANT expects to be able to extend the protective ability of its single-dose oral vaccines to a wide variety of illnesses. We believe our vector technologies may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks.

In October 2001, AVANT granted DVC a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC initiated a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate includes a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant technology and production processes licensed from AVANT. DVC hopes this vaccine will offer a safe, effective product to support the country’s need for a new-generation injectable anthrax vaccine. The Phase I trial is being conducted at WRAIR in conjunction with the Henry M. Jackson Foundation. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine being developed for the Department of Defense (the “DoD”) through the Joint Vaccine Acquisition Program (“JVAP”). In June 2003, AVANT was awarded a subcontract by DVC, in the amount of $344,000, which covers stability testing of DVC’s injectable anthrax vaccine. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005. DVC plans to complete the ongoing Phase I clinical trial.

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

Further, in January 2003, AVANT was awarded a subcontract by DVC to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of December 31, 2005, AVANT had received a number of additional subcontract modifications from DVC to support pre-clinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. Through December 31, 2005, AVANT had received approximately $8 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

4.                 Animal Health and Food Safety Vaccine Programs

On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan, a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed from us Megan’s technology for the development of animal health and food safety vaccines. In accordance with this agreement, Megan’s existing poultry health and food safety products fall outside the Pfizer collaboration.

In addition to developing proprietary and patented bacterial gene technologies, Megan has commercialized three veterinary vaccines; ArgusTM SC, licensed by the United States Department of Agriculture (“USDA”) in March 1998 and marketed by Intervet, Inc., and Megan®Vac 1 and Megan®Egg, licensed by the USDA in November 1998 and 2003, respectively, and currently marketed by Lohmann Animal Health International (“LAHI”).

Megan®Vac 1:   Megan®Vac 1 is a double gene-deleted modified vaccine for use in chickens for protection against multiple species and/or strains of Salmonella bacteria. The vaccine is administered to chicks at the hatchery in a spray cabinet with a field boost generally given at around two weeks of age. The objective of the vaccine is to eliminate or reduce the overall load of Salmonella spp. in the bird and environment, thus reducing bacteria levels on broiler carcasses in the processing plant. While the reduction of Salmonella spp. in the broiler may provide some direct health benefit to the chicken, the primary purpose of the vaccine is to increase food safety. Megan®Vac 1 is also registered in New Zealand. Registration activities are underway for Australia, South Korea, Canada, Israel, Turkey, Egypt and the Dominican Republic.

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

Because AVANT’s focus is on human health care, in September 2002 we appointed LAHI as the exclusive distributor of our Megan Health poultry vaccines in North America. LAHI, an established animal health company, has taken over marketing and distribution of Megan’s currently marketed products for the commercial poultry market.

E.                Immunotherapeutic Programs

1.                  Complement Inhibitors

We have been developing a new class of immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, and myasthenia gravis. Medical problems that result from excessive complement activation represent multi-billion dollar market opportunities. In the United States, several million people are afflicted with these complement-mediated conditions.

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

The important treatment benefits seen in the male population were directly related to morbidity and mortality and the benefit seen was impressive. This further analysis of the study data showed continued

promise for this molecule and AVANT has renewed its commitment to TP10’s development. Results of this Phase II adult trial were presented at the American Heart Association’s Annual Meeting in November 2003 and were published in Circulation in September 2004.

In February 2004, AVANT announced plans to start a Phase IIb double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial was designed to examine the effect of TP10 versus placebo at approximately 30 sites throughout the United States. The goals of the trial were to clarify the effect that TP10 has for women undergoing cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial. In February 2006, AVANT reported that the females-only study did not meet the primary endpoint, thus confirming the results for female subjects in the previous TP10 trial. Therefore, given the strong efficacy data in males shown in this previous study, AVANT believes there is a clear clinical development pathway for a males-only indication for TP10 in cardiac bypass surgery. Males represent 75% of the U.S. market opportunity in cardiac bypass surgery. AVANT believes that the TP10 program is now well-positioned for a males-only cardiac bypass surgery indication. AVANT plans to seek a corporate partner to complete the development and commercialization of TP10, including with respect to a males-only cardiac bypass surgery indication, prior to starting a Phase III clinical trial.

In addition to TP10, AVANT has identified other product candidates to inhibit activation of the complement system. The lead candidate under research evaluation is a form of sCR1 (TP10) that has been modified by the addition of sialyl Lewis x (sLex) carbohydrate side chains yielding sCR1sLe x. sLex is a carbohydrate which mediates binding of neutrophils to selectin proteins. Selectin-mediated binding of neutrophils to activated endothelial cells is a critical event in inflammation. We have confirmed the presence of the desired carbohydrate structures and confirmed the presence of both anti-complement and selectin-binding functions in in vitro experiments. Research results published in the July 1999 issue of Science showed that the sCR1sLe x molecule, which simultaneously blocks complement activation and cell-mediated inflammatory events, can significantly limit damage to cerebral tissue in a mouse model of ischemic stroke. sCR1sLe x may be effective in complement- and selectin-dependent indications such as stroke and myocardial infarction. We believe that sCR1sLe x has the ability to target the complement-inhibiting activity of sCR1 to the site of inflammation and, at the same time, inhibit the leukocyte/endothelial cell adhesion process.

AVANT plans to seek partnering arrangements to capture the value inherent in the complement inhibitor programs and their strong intellectual property. AVANT can offer a worldwide license for all fields as a part of such a partnership arrangement.

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

AVANT is continuing to evaluate the next steps for development of this vaccine. In recent pre-clinical testing, we have identified a new adjuvanted formulation for the vaccine that elicits more than a 10-fold increase in anti-CETP antibody titers when compared to the current CETi vaccine. We have contracted for the production of GMP peptide for the newly formulated vaccine and we expect to complete toxicology, release and stability studies in 2006 consistent with the goal of having a CETi vaccine back into the clinic. We plan to seek a corporate partner to complete development and to commercialize the CETi vaccine.

F.                Collaborative Agreements

GlaxoSmithKline (“Glaxo”):   In 1997, we entered into an agreement with Glaxo to collaborate on the development and commercialization of our oral rotavirus vaccine. Under the terms of the agreement, Glaxo received an exclusive worldwide license to commercialize our rotavirus vaccine. We were responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine, which was completed in August 1998. Subject to the development by Glaxo of a viable manufacturing process, Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo made an initial license payment of $250,000 in 1997 upon execution of the agreement. In June 1999, the Company received a milestone payment of $500,000 from Glaxo for successfully completing the Phase II clinical efficacy study and establishing a commercially viable process to manufacture the vaccine. Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003, and AVANT recognized a $1.0 million milestone. Glaxo gained approval for Rotarix® in Mexico during 2004, which represents the first in an expected series of worldwide approvals for that product. Glaxo filed for market approval with the European regulatory authorities in late 2004, triggering a $2 million milestone fee payable to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggers a $4 million milestone payment from Glaxo. Assuming product development and commercialization continues satisfactorily, we may receive an additional milestone payment totaling $1.5 million upon the achievement of a specified milestone. Royalty rates on Rotarix® ramp up from 7% to 10% based on net product sales in countries for which we have valid patent protection. These royalty rates are discounted by 30% for “non-patent” countries (primarily international markets). Our internal commercialization models for Rotarix® suggest a blended royalty rate ranging from mid to high single digits over the next three years. The term of this agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

AVANT licensed the Rotarix® technology from CCH in 1995 and owes a license fee of 30% to CCH on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 9 of our audited consolidated financial statements). Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH.

Pfizer Inc (“Pfizer”):   In connection with our acquisition of Megan in 2000, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines. Upon execution of the agreement, Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment. In December 2002, we received a milestone payment of $500,000 from Pfizer as a result of the submission of an application with the USDA for licensure of a food safety vaccine. Under the agreement, we may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. We have received research and development funding from Pfizer through November 2002 totaling $1 million and may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. AVANT has no obligations to incur any research and development costs in connection with this agreement.

DynPort Vaccine Company LLC (“DVC”):   In October 2001, AVANT granted DVC a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2001, in connection with the execution of the agreement, AVANT received a $200,000 materials transfer fee. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005. Under the agreement, AVANT has received $200,000 in annual license maintenance payments, and milestone payments of $100,000. In June 2003, we were awarded a subcontract by DVC in the amount of $344,000, which covers stability testing of DVC’s injectable anthrax vaccine, which is currently in Phase I clinical testing. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing, and continuing to demonstrate that it has the capability to perform, the funded work. DVC plans to complete the ongoing Phase I clinical trial.

During 2003, AVANT entered into an agreement with DVC for funding production of the replacement of AVANT’s recombinant Protective Antigen (“rPA”) clinical materials used by DVC in the Phase I clinical trial described above. Under a separate agreement with the Walter Reed Army Institute of Research (“WRAIR”), AVANT was obligated to provide rPA for a clinical trial. AVANT recorded the $1 million received from DVC as deferred revenue in 2003. In 2004, the agreement with WRAIR was amended and AVANT was no longer obligated to provide rPA. Accordingly, AVANT recognized the previously deferred $1 million as revenue in the first quarter of 2004. DVC, a subsidiary of Computer Sciences Corporation, is chartered with providing an integrated approach for the advanced development of specific vaccines and other products to protect against the threat of biological warfare agents. DVC has a contract with the U.S. Department of Defense for the development of vaccines against certain acute infectious diseases and contagious diseases, initiated under the 1997 Joint Vaccine Acquisition Program.

Further, in January 2003, AVANT was awarded a subcontract by DVC to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of December 31, 2005, AVANT had received a number of additional subcontract modifications from DVC to support pre-clinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. Through December 31, 2005, AVANT had received approximately $8 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

Lohmann Animal Health International (“LAHI”):   In September 2002, we appointed LAHI as the exclusive distributor of our Megan Health poultry vaccines in North America. LAHI, an established animal health company, is taking over marketing and distribution of Megan’s marketed products for the commercial poultry market. Under the distribution agreement, AVANT receives a percentage of Megan®Vac 1 and Megan®Egg product sales in the form of royalty payments. From the inception of the agreement to December 31, 2005, AVANT has received approximately $472,100 in royalties under the agreement. Royalties received in 2005, 2004 and 2003 were $126,598, $177,685 and $167,830, respectively. The initial term of the agreement is five years with automatic extensions thereafter unless the agreement is terminated by either party.

Inflazyme Pharmaceuticals Ltd. (“Inflazyme”, formerly AdProTech, Ltd (“AdProTech”)):   In March 2004, AVANT granted a license to AdProTech for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition. In April 2004, AVANT received an initial license payment of $1 million from AdProTech and AdProTech was acquired by Inflazyme which assumed the license. AVANT has no continuing involvement or obligation under this license agreement, thus it recognized the $1 million as revenue during the first quarter of 2004. Under the agreement, AVANT is entitled to annual license fees, milestone payments of up to $13.5 million in the aggregate and royalties on eventual product sales. AVANT has no obligations to incur any research and development costs in connection with this agreement.

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

G.             Competition

Competition in the biotechnology and vaccine industries is intense. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. These competitors include Glaxo, Merck, Novartis, Pfizer, Roche, Sanofi Pasteur, Acambis, Cambridge Biostability, Crucell, Emergent, Intercell, Iomai, SBL Vaccines and VaxGen. Most of our competitors have substantially greater resources, more extensive experience in conducting pre-clinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of AVANT. There can be no assurance that our competitors will not develop technologies and products that are safer or more effective than any which are being developed by us or which would render our technology and products obsolete and noncompetitive. In addition, our competitors may succeed in obtaining approval from the Food and Drug Administration (“FDA”) for products more rapidly than we do. There can be no assurance that the vaccines and immunotherapeutic products under development by us and our collaborators will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will obtain regulatory approval in the United States or elsewhere. We believe that the principal competitive factors in the vaccine and immunotherapeutic market are product quality, measured by efficacy and safety, ease of administration and price.

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

To date, we have been arranging with contract manufacturers for the manufacture of clinical trial supplies of TP10, CETi and our rotavirus vaccine. Future manufacture of our rotavirus vaccine is the responsibility of Glaxo, which has received from us a world-wide exclusive license to commercialize this vaccine.

We contracted with Lonza Biologics plc for process development and scale-up of TP10 for clinical trials. The CETi vaccine was manufactured under contracts with NeoMPS, Inc. and Bioconcepts, Inc. WRAIR has manufactured Cholera Peru-15 and Bengal-15 vaccines under collaborative agreements with us. We entered into an agreement with the NIH for the manufacture of Ty800 by WRAIR, our typhoid fever vaccine, for clinical trials. We have also entered into a collaborative arrangement with WRAIR for the manufacture of a Therapore®-HIV product.

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

We intend to establish manufacturing arrangements with manufacturers that comply with the FDA’s requirements and other regulatory standards, although there can be no assurance that we will be able to do so. We have established our own manufacturing facility to produce bacterial vaccine products that we may develop at scale for clinical trials. In order for us to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive cGMP regulations of the FDA applicable to such facility. The product manufacturing facility would also need to be licensed for the production of vaccines by the FDA.

In 2003, we reached agreement with MassDevelopment, an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. We have completed construction and have substantially validated this facility, its systems and equipment. The facility became operational in the third quarter of 2005. In November 2005, we leased an additional 2,500 square feet of space from MassDevelopment at the Fall River facility. The Fall River facility will complement our research and clinical expertise with the capability to develop and manufacture our own portfolio of bacterial vaccines, as well as to utilize our patented thermo-stable preservation technology, VitriLife®.

I.                    Marketing

Under the terms of existing and future collaborative agreements, we rely and expect to continue to rely on the efforts of our collaborators for the sale and marketing of our products. We have agreements with, among others, Glaxo, Pfizer, Inflazyme (formerly AdProTech) and LAHI for the development and commercialization of some of our products. The relevant aspects of these relationships have been previously discussed under the heading “F. Collaborative Agreements.”  There can be no assurance that our collaborators will market vaccine products incorporating our technologies, or, if marketed, that such efforts will be successful. The failure of our collaborators to successfully market products would harm our business.

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

J.                   Patents, Licenses and Proprietary Rights

AVANT’s policy is to protect our technology by filing patent applications and obtaining patent rights covering our own technology, both in the United States and in foreign countries. In addition, we have acquired and will seek to acquire as needed or desired, exclusive rights of others through assignment or license to complement our portfolio of patent rights. We also rely on trade secrets, unpatented know-how and technological expertise and innovation to develop and maintain our competitive position.

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

We are the owner or exclusive licensee of 399 patents and patent applications and co-owner or non-exclusive licensee of an additional 113 patents and patent applications around the world covering inventions relating to our business. In the area of complement inhibitor technology, we have rights to 136 patents and patent applications worldwide with the key patents in this area expiring in 2009 and 2016. In the area of cholesterol regulation, we have rights to 42 patents and patent applications worldwide with the key patents in this area expiring in 2016 and 2019. In the area of rotavirus vaccines, we have rights to 20 patents and patent applications worldwide with the key patents in this area expiring in 2011 and 2014. In the area of cholera and typhoid vaccines, we have rights to 221 patents and patent applications worldwide with the key patents in this area expiring between 2008 and 2018.

In the area of complement inhibitors, we are co-owner with The Johns Hopkins University and Brigham & Women’s Hospital, whose rights AVANT has exclusively licensed, of patents and applications covering inventions relating to soluble complement receptor type 1 (sCR1). These rights are based in part on the work of Dr. Douglas Fearon and include U.S. and foreign patents which claim nucleic acid sequences encoding CR1, sCR1 and active fragments; purification methods; and therapeutic uses of sCR1. We also own a number of other issued patents and patent applications relating to sCR1, sCR1sLe x and other complement inhibitor molecules and their uses.

We have an exclusive license to four United States patents, and corresponding foreign patents and applications, directed to vectors that are used in our VibrioVec® vaccine delivery system. We have an exclusive license to five U.S. patents, and corresponding foreign patents and applications, directed to vectors that are used in our SalmoVec™ vaccine delivery system. We also have an exclusive license to nineteen issued U.S. and foreign patents directed to a rotavirus strain that forms the basis of our rotavirus vaccine. We also have an exclusive license in a defined field to fifteen U.S. and foreign patents directed to technology that may be useful for our Therapore® system. We have twenty-five issued patents and additional pending patent applications in the U.S. and selected foreign countries relating to control of CETP activity through vaccination. We have also filed patent applications on the use of a recombinantly produced single protein of B. anthracis, as well as on new live attenuated bacterial strains for delivering isolated anthrax and/or plague antigens, to provide effective anthrax and plague vaccines.

In December 2000, we acquired Megan and by this acquisition obtained exclusive rights to vaccine technology patents and applications based on the work of Dr. Roy Curtiss III. These patent rights complement and expand the patent rights of AVANT in this technological area. In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines.

In March 2003, AVANT enhanced its intellectual property portfolio through the acquisition of certain intellectual property from Pharmacia Corporation (“Pharmacia”), including a portfolio of pending patent applications. These patent applications are directed to products or methods for stimulating an immune response against cholesteryl ester transfer protein (CETP), which mediates an important cholesterol transport mechanism.

Our acquisition of this intellectual property from Pharmacia, coupled with our September 2001 acquisition of a portfolio of granted and pending patents from The Immune Response Corporation, consolidates AVANT’s ownership of patents and applications that cover the technology of anti-atherosclerosis vaccines. AVANT now owns 25 granted patents around the world relating to CETP vaccine technology.

In January 2003, AVANT completed licensing and acquisition agreements which gave us ownership or exclusive rights in certain defined fields to a portfolio of patents and applications filed by Universal Preservation Technologies, Inc. and Elan Drug Delivery Ltd. (now Innovata plc). This portfolio affords AVANT exclusive rights in a particular technology of foam preservation of biomolecules and cells. This technology should be especially useful in AVANT’s vaccine programs to produce vaccine dosage forms that are shelf stable at room temperatures and do not require refrigeration.

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

We use a mutated Vibrio cholerae in our VibrioVec® vaccine delivery system. We are aware of an issued U.S. patent which claims a culture of mutated Vibrio cholerae. We believe that only one claim (the “Claim”) of the patent may be pertinent to our VibrioVec® system. The remaining claims of the patent cover other cultures, which we believe are not pertinent to VibrioVec®. We have received an opinion of counsel from Fish & Richardson, P.C. that, based on the analysis set forth in their opinion and the facts known to them, the Claim is invalid. While a party challenging the validity of a patent has the burden of proving invalidity, the outcome of any litigation cannot be predicted with certainty. Accordingly, there can be no assurance that, if litigated, a court would conclude that the Claim is invalid.

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

Licenses:   We have entered into several significant license agreements relating to technology that is being developed by AVANT and/or its collaborators, including licenses from the following: Harvard College relating to proprietary technology involving genetically altered Vibrio cholerea and Salmonella strains; Cincinnati Children’s Hospital involving proprietary rights and technologies relating to an attenuated rotavirus strain for a rotavirus vaccine; and the NIH for the proprietary technology related to Therapore®, a novel immunotherapy delivery system to be developed for delivery of products for the treatment of persistent viral infections. In general, these institutions (except the NIH) have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial research purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license. Generally, we control and are responsible for the cost of defending the patent rights of the technologies that we license.

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

In the United States, vaccines and immunotherapeutics for human use are subject to FDA approval as “biologics” under the Public Health Service Act and “drugs” under the Federal Food, Drug and Cosmetic Act. The steps required before a new product can be commercialized include: pre-clinical studies in animals, clinical trials in humans to determine safety and efficacy and FDA approval of the product for commercial sale.

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

The FDA provides that human clinical trials may begin thirty (30) days after receipt and review of an Investigational New Drug (“IND”) application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed by AVANT for each of our proposed products. Authorization to conduct a clinical trial in no way assures that the FDA will ultimately approve the product. Clinical trials are usually conducted in three sequential phases. In a Phase I trial, the product is given to a small number of healthy volunteers to test for safety (adverse effects). Phase II trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase III trial is performed in a large patient population over a wide geographic area to prove that significant efficacy exists. The FDA has ongoing oversight over all these trials and can order a temporary or permanent discontinuation if warranted. Such an action could materially harm AVANT. Clinical tests are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

A product’s safety and effectiveness in one test is not necessarily indicative of its safety and effectiveness in another test. Moreover, we may not discover all potential problems with a product even after completing testing on it. Some of our products and technologies have undergone only pre-clinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its test results indicated. This could prevent the product’s widespread use, require its withdrawal from the market or expose us to liability.

The results of the clinical trials and all supporting data are submitted to the FDA for approval. A Biologics License Application (“BLA”) is submitted for a biologic product; a New Drug Application (“NDA”) for a drug product. The interval between IND filing and BLA/NDA filing is usually at least several years due to the length of the clinical trials, and the BLA/NDA review process can take over a year. During this time the FDA may request further testing or additional trials or may turn down the application. Even with approval, the FDA frequently requires post-marketing safety studies (known as Phase IV trials) to be performed.

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

The Advisory Committee on Immunization Practices (“ACIP”) of the Centers for Disease Control (“CDC”) has a role in setting the public market in the United States for the vaccine products we intend to develop. The ACIP makes recommendations on the appropriate use of vaccines and related products and the CDC develops epidemiologic data relevant to vaccine requirements and usage.

Because we may market our products abroad, we will be subject to varying foreign regulatory requirements. Although international efforts are being made to harmonize these requirements, applications must currently be made in each country. The data necessary and the review time vary significantly from one country to another. Approval by the FDA does not ensure approval by the regulatory bodies of other countries.

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

M.             Employees; Scientific Consultants

As of March 1, 2006, we employed 73 full time persons and 12 part time or temporary persons, 13 of whom have doctoral degrees. Of these employees, 72 were engaged in or directly support research and development activities.

Item 1A.                Risk Factors

You should consider carefully these risk factors together with all of the information included or incorporated by reference in this Annual Report. This section includes some forward-looking statements.

Our history of losses and uncertainty of future profitability make our common stock a highly speculative investment.

We have had no commercial revenues to date from sales of our human therapeutic or vaccine products and cannot predict when we will. We have accumulated net operating losses since inception of approximately $235.9 million, as of December 31, 2005. We expect to spend substantial funds to continue research and product testing of the following products we have in the pre-clinical and clinical testing stages of development:

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

In anticipation of FDA approval of these products, we will need to make substantial investments to establish sales, marketing, quality control, and regulatory compliance capabilities. These investments will increase if and when any of these products receive FDA approval. We cannot predict how quickly our lead products will progress through the regulatory approval process. As a result, we may continue to lose money for several years.

If we cannot sell capital stock to raise necessary funds, it may force us to limit our research, development and testing programs.

We will need to raise more capital from investors to advance our lead products through the clinical testing and to fund our operations until we receive final FDA approval and our products begin to generate revenues for us. However, based on our history of losses, we may have difficulty attracting sufficient investment interest. As of December 31, 2005, we had cash and cash equivalents of $23.4 million, which, at that time, we believed would support expected operations for more than 12 months. We anticipate receipt of $40 million from PRF upon the European launch of Rotarix® (see Note 9 to consolidated financial statements) in the first half of 2006. We anticipate using cash in the range of $1.5-$2.0 million per month to support our expected operations.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2003 through December 2005, the market price of our common stock has fluctuated from a high of $3.77 per share in the first quarter of 2004, to a low of $0.88 per share in the first quarter of 2003. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by selling stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

If selling stockholders choose to sell shares in large volume, the trading price of our common stock could suffer.

In December 2000, we issued 1,841,236 shares of our common stock at $9.54 per share in connection with our acquisition of Megan Health Inc. and 285,877 shares of our common stock at $10.50 per share in a separate private placement with Pfizer Inc. In February 2004, we completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated gross proceeds totaling approximately $25 million. In July 2003, we issued 4,444,444 shares of our common stock and warrants to purchase 444,444 shares of our common stock for an aggregate purchase price of

$10 million in a private placement with The Riverview Group, LLC. Those shares plus, among others, 3,057,900 shares we sold in an October 2001 direct equity placement at $4.58 per share, 4,650,953 shares we sold in a July 2000 private placement at $7.85 per share, 5,459,375 shares we sold in a September 1999 private placement at $1.92 per share, and 2,974,950 shares that employees may purchase under stock options at prices ranging from $1.08 to $14.69 per share, can be resold in the public securities markets without restriction. These shares in total account for approximately 43.3% of our total common stock outstanding as of March 1, 2006. If large numbers of shares are sold over a short period of time, the price of our stock may decline rapidly or fluctuate widely.

Our products and product candidates are subject to extensive regulatory scrutiny.

All of our products and product candidates are at various stages of development and commercialization and our activities, products and product candidates are significantly regulated by a number of governmental entities, including the FDA in the United States and by comparable authorities in other countries and by the USDA in the United States with respect to products developed by Megan. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of our products and product candidates. We must obtain regulatory approval for a product candidate in all of these areas before we can commercialize the product candidate. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. This process typically requires extensive pre-clinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Many product candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Companies in the pharmaceutical, biotechnology and vaccines industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our inability to commercialize a product or product candidate would impair our ability to earn future revenues.

If our products do not pass required tests for safety and effectiveness, we will not be able to derive commercial revenue from them.

For AVANT to succeed, we will need to derive commercial revenue from the products we have under development. The FDA has not approved any of our lead products for sale to date. Products in our vaccine programs are in various stages of pre-clinical and clinical testing. Pre-clinical tests are performed at an early stage of a product’s development and provide information about a product’s safety and effectiveness on laboratory animals. Pre-clinical tests can last years. If a product passes its pre-clinical tests satisfactorily, we file an investigational new drug application for the product with the FDA, and if the FDA gives its approval we begin phase I clinical tests. Phase I testing generally lasts between 6 and 24 months. If phase I test results are satisfactory and the FDA gives its approval, we can begin phase II clinical tests. Phase II testing generally lasts between 6 and 36 months. If phase II test results are satisfactory and the FDA gives its approval, we can begin phase III pivotal studies. Phase III studies generally last between 12 and 48 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

In all cases we must show that a pharmaceutical product is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our lead products with companies, including Glaxo, Pfizer, and DVC, which intend to commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. The key risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of pre-clinical and clinical testing.

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

Any delay in obtaining regulatory approval would have an adverse impact on our ability to earn future revenues.

It is possible that none of the products or product candidates that we develop will obtain the regulatory approvals necessary for us to begin commercializing them. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the nature of the product candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate. Furthermore, if we, or our partners, do not reach the market with our products before our competitors offer products for the same or similar uses, or if we, or our partners, are not effective in marketing our products, our revenues from product sales, if any, will be reduced.

We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. These competitors include Glaxo, Merck, Novartis, Pfizer, Roche, Sanofi Pasteur, Acambis, Cambridge Biostability, Crucell, Emergent, Intercell, Iomai, SBL Vaccines and VaxGen. Most of our competitors have substantially greater resources, more extensive experience in conducting pre-clinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of our Company. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

Failure to comply with applicable regulatory requirements would adversely impact our operations.

Even after receiving regulatory approval, our products are subject to extensive regulatory requirements, and our failure to comply with applicable regulatory requirements will adversely impact our operations. In the United States, the FDA and USDA, as applicable, require that the manufacturing facility that produces a product meet specified standards, undergo an inspection and obtain an establishment license prior to commercial marketing. Under USDA regulations, this license is held by the manufacturer of the product, not the developer of the product, such as Megan. Subsequent discovery of previously unknown problems with a product or its manufacturing process may result in restrictions on the product or the manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

We depend greatly on the intellectual capabilities and experience of our key executives and scientists and the loss of any of them could affect our ability to develop our products.

The loss of Dr. Una S. Ryan, our President and Chief Executive Officer, or other key members of our staff, including Dr. M. Timothy Cooke, our Chief Operating Officer, Avery W. Catlin, our Chief Financial Officer, Dr. Ronald W. Ellis, our Senior Vice President of Research and Development, Dr. Henry C. Marsh, Jr., our Vice President of Research, or Dr. Taha Keilani, our Vice President of Medical and Regulatory Affairs, could harm us. We have employment agreements with Dr. Ryan, Dr. Cooke and Mr. Catlin. We do not have any key-person insurance coverage. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

We rely on our contract manufacturers. Should the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers vary to our disadvantage, our business operations could suffer significant harm.

We are dependent on sourcing from third-party manufacturers for suitable quantities of clinical and commercial grade materials essential to pre-clinical and clinical studies currently underway and to planned clinical trials in addition to those currently being conducted by third parties or us. The inability to have suitable quality and quantities of these essential materials produced in a timely manner would result in significant delays in the clinical development and commercialization of products, which could adversely affect our business, financial condition and results of operations. We rely on collaborators and contract manufacturers to manufacture proposed products in both clinical and commercial quantities in the future. Our leading bacterial vaccine candidates use attenuated live bacteria as vectors and therefore require specialized manufacturing capabilities and processes. We have faced difficulties in securing commitments from U.S. and foreign contract manufacturers as these manufacturers have at times been unwilling or unable to accommodate our needs. Relying on foreign manufacturers involves peculiar and increased risks, and in one occasion we had to terminate a contract with a foreign manufacturer and find a substitute source of material for planned clinical trials. These peculiar and increased risks include risks relating to the difficulties foreign manufacturers may face in complying with the FDA’s Good Manufacturing Practices, or GMP, as a result of language barriers, lack of familiarity with GMP or the FDA regulatory process or other causes, economic or political instability in or affecting the home countries of our foreign manufacturers, shipping delays, potential changes in foreign regulatory laws governing the sales of our product supplies, fluctuations in foreign currency exchange rates and the imposition or application of trade restrictions.

There can be no assurances that we will be able to enter into long-term arrangements with such third party manufacturers on acceptable terms or at all. Further, contract manufacturers must also be able to meet our timetable and requirements, and must operate in compliance with GMP; failure to do so could result in, among other things, the disruption of product supplies. As noted above, non-U.S. contract manufacturers may face special challenges in complying with the FDA’s GMP requirements, and although we are not currently dependent on non-U.S. collaborators or contract manufacturers, we may choose or be required to rely on non-U.S. sources in the future as we seek to develop stable supplies of increasing quantities of materials for ongoing clinical trials of larger scale. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

We depend on third party suppliers and manufacturers, including Walter Reed Army Institute of Research, Lonza Biologics plc, Bioconcept, Inc., NeoMPS, Inc., and Maine Biological Laboratories, to provide us with suitable quantities of materials necessary for clinical tests. If these materials are not available in suitable quantities of appropriate quality, in a timely manner, and at a feasible cost, our clinical tests will face delays.

We rely on third parties to plan, conduct and monitor our clinical tests, and their failure to perform as required would interfere with our product development.

We rely on third parties, including, among others, the International Center for Diarrhoeal Disease Research, Bangladesh, the International Vaccines Institute, Cincinnati Children’s Hospital Medical Center, The Cleveland Clinic, Radiant Research, Inc., Biobridges, LLC, Glaser Research Group, the NIH and Glaxo to conduct the significant majority of our clinical research development activities. These activities can be characterized as clinical patient recruitment and observation, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. We conduct approximately 100% of our project management and 100% of our medical and safety monitoring in-house and rely on third parties for the remainder of our clinical development activities. If any of these third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

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

The success of our vaccine candidates depends in great part upon our and our collaborators’ success in promoting them as superior to other treatment alternatives. We believe that vaccines like those under development by AVANT can be proven to offer disease prevention and treatment with notable advantages over drugs in terms of patient compliance and cost and ease of distribution. However, there can be no assurance that we will be able to prove these advantages or that the advantages will be sufficient to support the successful commercialization of our vaccines.

We may face delays, difficulties or unanticipated costs in establishing sales, distribution and manufacturing capabilities for our commercially ready products.

We have chosen to retain, rather than license, all rights to some of our lead products, such as our portfolio of travelers’ vaccines. If we proceed with this strategy, we will have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

Some of our products are difficult to manufacture, especially in large quantities, and we have not yet developed commercial scale manufacturing processes for any of our products. We do not currently plan to develop internal manufacturing capabilities to produce any of our cardiovascular products if they are approved for sale. To the extent that we choose to market and distribute the cardiovascular products ourselves, this strategy will make us dependent on other companies to produce our products in adequate quantities, in compliance with regulatory requirements, and at a competitive cost. We may not find third parties capable of meeting those manufacturing needs.

A decrease in the demand and sales and profitability of for Megan®Vac 1 and Megan®Egg could adversely affect our revenues.

Both the demand for and ultimately the profitability of Megan®Vac 1 and Megan®Egg are components to our success. Because our focus is on human health care, as of September 1, 2002 we appointed LAHI as the exclusive distributor of our Megan poultry vaccines in North America. LAHI, an established animal health company, has taken over marketing and distribution of Megan’s currently marketed products for the commercial poultry market. Under the distribution agreement, we receive a percentage of Megan®Vac 1 and Megan®Egg product sales in the form of royalty payments. The following are potential factors, without limitation, that may negatively affect the demand for Megan®Vac 1 and Megan®Egg:

•       Our competitors may develop, manufacture and market products that are more effective or less expensive than Megan®Vac 1 and/or Megan®Egg;

•       Megan®Vac 1 and Megan®Egg could be replaced by a novel product and may become obsolete;

•       Users may not accept such a recently approved product without years of proven history;

•       Our competitors in the food safety market have greater financial and management resources than we do, and significantly more experience in bringing products to market; and

•       We have no manufacturing or distribution facilities for Megan®Vac 1 and Megan®Egg. Instead, we contract with Maine Biological Laboratories (“MBL”), a subsidiary of LAHI, to manufacture Megan®Vac 1 and Megan®Egg for us.

Any one of these factors could reduce demand for Megan®Vac 1 and Megan®Egg to a level which may lead to LAHI’s and/or our discontinuation of the product. Should LAHI or we be unable to realize acceptable profits from sales of Megan®Vac 1 and Megan®Egg, LAHI or we may choose to scale back our commercialization efforts. In addition, if our partner, LAHI, is unable to continue to distribute Megan®Vac 1 and Megan®Egg in an effective manner, or is unable to maintain sufficient personnel with the appropriate levels of experience to manage this function, LAHI may be unable to meet the demand for our products and we may lose potential revenues and royalties.

Certain factors could negatively affect the demand for and sales and profitability of Rotarix®, which would have a material adverse affect on our revenues.

Both the demand and ultimately the profitability of Rotarix® are components to our success. We have licensed our oral rotavirus vaccine, Rotarix®, to Glaxo for the purposes of Glaxo developing and commercializing Rotarix® worldwide. Glaxo gained approval for Rotarix® in Mexico in July 2004 and in the European Union in February 2006. In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties we will receive on worldwide sales of Rotarix® (see Note 9 of our audited consolidated financial statements) and we will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH. The following are potential factors, without limitation, that may negatively affect the demand for Rotarix®:

•       Our competitors in the pharmaceuticals, biotechnology and vaccines market have greater financial and management resources than we do, and significantly more experience in bringing products to market, and may develop, manufacture and market products that are more effective or less expensive than Rotarix®;

•       Rotarix® could be replaced by a novel product and may become obsolete;

•       We and Glaxo may be unable to prevent third parties from infringing upon our proprietary rights related to Rotarix®;

•       Users may not accept such a recently approved product without years of proven history; and

•       We are dependent on Glaxo for the manufacturing, testing, acquisition of regulatory approvals, marketing, distribution and commercialization of Rotarix®.

Any of these factors could have a material adverse effect on the sales of Rotarix® and our results of operations.

Other factors could affect the demand for and sales and profitability of Megan®Vac 1, Megan®Egg, Rotarix® and any other of our current or future products.

In general, other factors that could affect the demand for and sales and profitability of our products include, but are not limited to:

•       The timing of regulatory approval, if any, of competitive products;

•       Our, Megan’s, Glaxo’s or any other of our partners’ pricing decisions, as applicable, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

•       Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products;

•       Negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party could cause the sales of our products to decrease or a product to be recalled;

•       The degree of patent protection afforded our products by patents granted to or licensed by us and by the outcome of litigation involving our or any of our licensor’s patents;

•       The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products;

•       The increasing use and development of alternate therapies;

•       The rate of market penetration by competing products; and

•       The termination of, or change in, existing arrangements with our partners.

Any of these factors could also have a material adverse effect on our sales of Megan®Vac 1, Megan®Egg, Rotarix® and any other of our current or future products and results of operations.

We may be unable to manage multiple late stage clinical trials for a variety of product candidates simultaneously.

During 2006, we expect to have one Phase I clinical trial, one Phase II clinical trial and one Phase III clinical trial in progress under our management. As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current products. The management of late stage clinical trials is more complex and time consuming than early stage trials. Typically early stage trials involve several hundred patients in no more than 10-20 clinical sites. Late stage (Phase III) trials involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently it is possible that conclusions of efficacy or safety may not be acceptable to permit filing of a Biologics License Application or New Drug Application for any one of the above reasons or a combination of several.

We face the risk of product liability claims, which could exceed our insurance coverage, and produce recalls, each of which could deplete our cash resources.

The pharmaceutical, biotechnology and vaccines industries expose us to the risk of product liability claims alleging that use of our products or product candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our products or product candidates and may be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by individuals, organizations or companies selling our products. Product liability claims can be expensive to defend, even if the product or product candidate did not actually cause the alleged injury or harm.

Insurance covering product liability claims becomes increasingly expensive as a product candidate moves through the development pipeline to commercialization. We have clinical trial liability insurance coverage in the amount of $5 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available. We may choose or find it necessary under our collaborative agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources and have a material adverse effect on our business, financial condition and results of operations. Moreover, a product recall, if required, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other products and product candidates.

In addition, some of our licensing and other agreements with third parties require or might require us to maintain product liability insurance. If we cannot maintain acceptable amounts of coverage on commercially reasonable terms in accordance with the terms set forth in these agreements, the corresponding agreements would be subject to termination, which could have a material adverse impact on our operations.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them.

Because we rely on third parties to develop our products, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements will typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are typically controlled exclusively by us, although in some cases we may share these rights with other parties. Nevertheless, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets would impair our competitive position.

We may not be able to successfully integrate newly acquired technology with our existing technology or to modify our technologies to create new vaccines.

As part of our acquisition of the assets of UPT in January 2003, we acquired VitriLife®, a patented drying process for the industrial-scale preservation of proteins, cells, bacteria and viruses. VitriLife® may improve product stability at room temperature or higher, thereby eliminating the need for costly cold-chain distribution storage of vaccines and rendering vaccines more affordable. If we are able to integrate VitriLife® with our vaccine technology, we believe that the room temperature stability afforded by VitriLife® will give AVANT’s vaccines a competitive advantage for a wide range of uses in food safety, animal health and biodefense applications. However, if we are unable to successfully integrate VitriLife®, or other technologies which we have acquired or may acquire in the future, with our existing technology and potential products currently under development, we may be unable to realize any benefit from our acquisition of VitriLife®, or other technology which we have acquired or may acquire in the future and may face the loss of our investment of financial resources and time in the integration process.

We believe that AVANT’s vaccine technology portfolio may offer opportunities to develop vaccines that treat a variety of bacterial and viral infections by stimulating a patient’s immune system against those disease organisms. However, some applications of our vaccine technology will require that we adapt AVANT’s vectoring systems to develop new, safe and effective oral vaccines against anthrax, plague, and other bacterial and viral health threats. It is possible that the attenuated live bacteria we use in our bacterial vaccine candidates can not serve as vectors for the development of further bacterial or viral vaccines. If our vaccine technology portfolio cannot be used to create vaccines against a variety of disease organisms, we may lose all or portions of our investment in development efforts for new bacterial or viral vaccine candidates.

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

Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad, including Glaxo, Merck, Novartis, Pfizer, Roche, Sanofi Pasteur, Acambis, Cambridge Biostability, Crucell, Emergent, Intercell, Iomai, SBL Vaccines and VaxGen. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

Our success depends in part on our ability to obtain and maintain patent protection for technologies that we use. Biotechnology patents involve complex legal, scientific and factual questions and are highly uncertain. To date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents, particularly in regard to patents for technologies for human uses like those we use in our business. We cannot predict whether the patents we seek will issue. If they do issue, a competitor may challenge them and limit their scope. Moreover, our patents may not afford effective protection against competitors with similar technology. A successful challenge to any one of our patents could result in a third party’s ability to use the technology covered by the patent. We also face the risk that others will infringe, avoid or circumvent our patents. Technology that we license from others is subject to similar risks and this could harm our ability to use that technology. If we, or a company that licenses technology to us, were not the first creator of an invention that we use, our use of the underlying product or technology will face restrictions, including elimination.

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

Our research and development activities involve the use of hazardous chemicals, biological materials and radioactive compounds. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, an injured party will likely sue us for any resulting damages with potentially significant liability. The ongoing cost of complying with environmental laws and regulations is significant and may increase in the future. In addition, in connection with our merger with Virus Research Institute, Inc. in 1998, we assumed the real property lease at Virus Research Institute, Inc.’s former site. We understand that this property has a low level of oil-based and other hazardous material contamination. We believe that the risks posed by this contamination are low, but we cannot predict whether additional hazardous contamination exists at this site, or that changes in applicable law will not require us to clean up the current contamination of the property.

Health care reform and restrictions on reimbursement may limit our returns on potential products.

Because AVANT’s strategy ultimately depends on the commercial success of our products, we assume, among other things, that end users of our products will be able to pay for them. In the United States and other countries, in most cases, the volume of sales of products like those we are developing depends on the availability of reimbursement from third-party payors, including national health care agencies, private health insurance plans and health maintenance organizations. Third-party payors increasingly challenge the prices charged for medical products and services. Accordingly, if we succeed in bringing products to market, and reimbursement is not available or is insufficient, we could be prevented from successfully commercializing our potential products.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

We lease approximately 54,300 square feet of laboratory and office space in Needham, Massachusetts. The lease had an initial six-year term which expired in April 2002. In August 2001, we extended our lease through April 30, 2007. Under the extended lease agreement, we are obligated to pay an escalating base annual rent ranging from $1,466,600 to $1,561,600 during the extension term. In November 2005, we entered into a lease amendment which calls for the complete renovation of the Needham facility by the landlord and AVANT, reduces AVANT’s leased space to approximately 35,200 square feet of laboratory and office space and extends the lease through April 2017. The preliminary projected costs for the tenant improvements portion of the renovations project are approximately $6.9 million. As an incentive for AVANT to enter into the Lease Amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. Under this lease extension, we are obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the extension term. Aggregate rental payments including common area maintenance costs as defined for the years ended December 31, 2005 and 2004 for this facility were $2,069,170 and $1,902,874, respectively.

AVANT leases approximately 12,400 square feet of laboratory and office space in Overland, Missouri near St. Louis. In February 2004, we extended our lease through September 30, 2007. Under the extended lease agreement, we are obligated to pay an escalating base annual rent ranging from $158,400 to $161,500 during the extension term plus common area maintenance costs as defined. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2005 and 2004 for this facility were $163,852 and $152,758, respectively.

In 2003, we reached an agreement with MassDevelopment for AVANT to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term which expires in December 2010. Under the lease agreement, we are obligated to pay annual rent of approximately $290,900 plus certain common area maintenance costs, subject to annual rent adjustments in the final two years. In November 2005, we amended the MassDevelopment lease to increase the rentable space to 14,314 square feet at the Fall River facility. The landlord is providing a tenant incentive allowance of $49,740 against the cost of alterations and improvements required by AVANT to be made to the expanded space. Under the lease amendment, we are obligated to pay additional annual rent of approximately $35,300 plus certain common area maintenance costs, subject to annual rent adjustments in the final two years of the lease term. Aggregate rental payments including common area maintenance costs for the year ended December 31, 2005 and 2004 for this facility were $230,776 and $108,147, respectively.

Item 3.                        LEGAL PROCEEDINGS

None.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq National Market (the “Nasdaq”) under the symbol “AVAN” on August 24, 1998. Prior to that date, we were traded on the Nasdaq under the symbol “TCEL”. The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported by Nasdaq.

Fiscal Period

	High	Low
Year Ended December 31, 2004
1Q (Jan. 1 – March 31, 2004)	$3.77	$2.13
2Q (April 1 – June 30, 2004)	3.05	2.24
3Q (July 1 – Sept. 30, 2004)	2.63	1.57
4Q (Oct. 1 – Dec. 31, 2004)	2.23	1.75
Year Ended December 31, 2005
1Q (Jan. 1 – March 31, 2005)	$2.17	$1.59
2Q (April 1 – June 30, 2005)	1.60	1.16
3Q (July 1 – Sept. 30, 2005)	1.46	1.19
4Q (Oct. 1 – Dec. 31, 2005)	2.13	1.26

As of March 1, 2006, there were approximately 677 shareholders of our common stock. The price of the common stock was $2.05 as of the close of the market on March 1, 2006. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon our operating and future earnings, our capital requirements and general business conditions.

On February 13, 2004, we completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated net proceeds totaling approximately $23,051,000 after deducting all associated expenses of approximately $1,602,800. Proceeds from the direct equity placement are being used to fund our clinical development programs, including TP10 for cardiac surgery, to provide for our general working capital needs and to enable us to pursue licensing and acquisition opportunities for complementary technologies and products.

On July 1, 2003, we closed a private placement of approximately 4.4 million shares of common stock at $2.25 per share and warrants to purchase 444,444 shares of common stock at $3.00 per share to an institutional investor which generated net proceeds totaling approximately $9,207,800 after deducting all associated expenses of approximately $792,200. Rodman & Renshaw, Inc. was the placement agent for the offering. The transaction was not registered under the Securities Act of 1933, as amended, in reliance on an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, which was available because, among other things, there were fewer than thirty five purchasers of common stock and more than six months had elapsed from the date of any previous offerings. Proceeds from the private placement are being used to support the development of our bacterial vaccines programs and provides for our general working capital needs.

On October 17, 2001, we completed a direct equity placement of approximately 3,057,900 shares of common stock to institutional investors at an average price of $4.58 per share which generated net proceeds totaling approximately $13,575,200 after deducting all associated expenses of approximately $424,800. Proceeds from the direct equity placement were used to support clinical development of our travelers’ vaccine portfolio and other company activities.

In December 2000, we issued 1,841,236 shares of our common stock at $9.54 per share in connection with our acquisition of Megan and 285,877 shares of our common stock at $10.50 per share in a separate private placement with Pfizer.

See Item 12 for information regarding our equity compensation plan.

Item 6.                        SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from the audited consolidated financial statements of AVANT. All amounts are in thousands except per share data.

CONSOLIDATED STATEMENTS OF
OPERATIONS DATA	2005	2004	2003	2002	2001
REVENUE:
Product Development and Licensing	$242	$4,566	$1,608	$6,275	$2,500
Government Contracts and Grants	2,720	2,115	2,857	138	500
Product Sales and Royalty	126	178	168	292	346
Total Revenue	3,088	6,859	4,633	6,705	3,346
OPERATING EXPENSE:
Research and Development	14,063	13,574	10,021	14,709	21,581
Other Operating Expense	7,890	6,867	6,346	6,428	6,326
Total Operating Expense	21,953	20,441	16,367	21,137	27,907
Investment and Other Income, Net	768	378	240	603	1,808
Net Loss Before Cumulative Effect of Change in Accounting Principle	(18,097)	(13,204)	(11,494)	(13,829)	(22,753)
Cumulative Effect of Change in Accounting Principle	—	—	(1,175)	—	—
Net Loss	$(18,097)	$(13,204)	$(12,669)	$(13,829)	$(22,753)
Basic and Diluted Net Loss Per Common Share:
Net Loss Per Common Share Before Cumulative Effect of Change in Accounting Principle	(0.24)	(0.18)	(0.18	(0.23)	(0.39)
Cumulative Effect of Change in Accounting Principle Per Common Share	—	—	(0.02)	—	—
Net Loss Per Common Share	$(0.24)	$(0.18)	$(0.20)	$(0.23)	$(0.39)
Weighted Average Common Shares Outstanding	74,143	72,965	62,513	60,461	57,982

CONSOLIDATED BALANCE SHEET DATA	2005	2004	2003	2002	2001
Working Capital	$20,912	$29,089	$18,924	$22,427	$37,821
Total Assets	36,452	45,804	31,305	35,233	53,485
Long Term Obligations	11,870	2,103	184	456	2,693
Accumulated Deficit	(235,872)	(217,776)	(204,572)	(191,903)	(178,073)
Total Stockholders’ Equity	20,889	38,408	27,920	31,344	45,269

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:   Statements contained in the following, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to:  (1) the integration of the UPT technology and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons; (3) the ability to successfully complete development and commercialization of TP10, CholeraGarde® (Peru-15), Ty800, CETi-1 and of other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CholeraGarde® (Peru-15), Ty800, CETi-1 and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CholeraGarde® (Peru-15), Ty800, CETi-1 and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, Glaxo; (9) changes in existing and potential relationships with corporate collaborators; (10) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (11) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, CETi-1, CholeraGarde® (Peru-15) and Ty800, among other purposes, for adults undergoing cardiac surgery, to raise serum HDL cholesterol levels and to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (12) the ability to obtain substantial additional funding; (13) the ability to develop and commercialize products before competitors; (14) the ability to retain certain members of management; and (15) other factors detailed from time to time in filings with the Securities and Exchange Commission. In addition, the factors described under “Item 1A. Risk Factors” in this report may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

Acquisitions

Universal Preservation Technologies, Inc. (“UPT”):   In January 2003, AVANT completed the acquisition of certain technology and intellectual property of UPT, a privately held company, and the licensure of certain patent rights from Elan Drug Delivery Limited (“EDD”), a subsidiary of Elan Corporation plc. EDD’s license to AVANT gives AVANT exclusive rights to the VitriLife® process for use in orally administered vaccines and certain other non-injectable applications, and non-exclusive rights in certain other fields. VitriLife® is a patented drying method for the industrial-scale preservation of biological solutions and suspensions, such as proteins, enzymes, viruses, bacteria and other cells, which has the potential to cut production costs and improve product stability at room temperature or higher. AVANT has determined that this technology has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs. AVANT paid an aggregate of $2,000,000 in consideration in the transaction, recorded this value to acquired intangible assets, and is amortizing these assets over their estimated lives of ten years.

Megan Health, Inc. (“Megan”):   On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan, a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. In connection with the acquisition, AVANT recorded a charge of $9,012,300 for acquired in-process research and development (“IPR&D”), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. As of December 31, 2005, none of the acquired research and development projects had reached technological feasibility.

Virus Research Institute, Inc. (“VRI”):   On August 21, 1998, AVANT acquired VRI, a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. In connection with the acquisition, we recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. As of December 31, 2005, none of the acquired research and development projects had reached technological feasibility, except for Rotarix®.

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

As a result of the uncertainties discussed above, among others, AVANT is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. AVANT’s inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force AVANT to seek additional, external sources of financing from time to time in order to continue with its business strategy. AVANT’s inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business. The amount incurred for each material research program since the beginning of 2001, is set forth below under “Program Developments.”  During the past five years through the end of 2005, AVANT incurred an aggregate of $74 million in research and development costs. During the year ended December 31, 2005, AVANT incurred an aggregate of $14 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Bacterial Vaccines:
CholeraGarde®	$1,257,200	$123,100	$695,800	$5,959,100	$2,369,200
Ty800	404,500	688,300	186,300	2,203,600	1,863,500
Other	528,900	332,500	137,500	204,400	—
BioDefense Vaccines	2,470,700	3,082,800	3,524,500	239,900	—
Food Safety & Animal Health Vaccines	9,900	12,600	49,400	450,600	984,900
Viral Vaccines:
Rotarix® vaccine	—	500,000	200,000	400,000	334,100
Therapore®/HIV	11,800	184,900	72,400	346,800	264,600
Cholesterol Management Vaccine:
CETi	650,800	816,900	3,404,000	3,176,800	2,387,700
Complement Inhibitors:
TP10/TP20	8,327,200	7,706,300	1,648,700	1,714,800	12,930,500
Other Programs:	402,300	426,400	102,700	—	—
Discontinued Program:	—	—	—	12,500	446,000
Total R&D Expense	$14,063,300	$13,873,800	$10,021,300	$14,708,500	$21,580,500

Program Developments

Rotavirus Vaccine:   Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represents the first in an expected series of worldwide approvals and commercial launches for the product. Glaxo has already filed for market approval in more than 75 countries worldwide and has launched in additional Latin American and Asia Pacific countries during the course of 2005. Additionally, Glaxo filed for market approval of Rotarix® with the European Commission in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggers a $4 million milestone payment from Glaxo. Glaxo has agreed to make further payments, which could total up to $1.5 million, upon achievement of a specific milestone. AVANT licensed the Rotarix® technology in 1995 from CCH and owes CCH a license fee of 30% on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Under the PRF agreement, AVANT retains 50% of the $4 million milestone payment from Glaxo for the European Commission approval discussed above and of any future Glaxo milestone payments, with the balance payable to PRF and CCH.

Complement Inhibitors:   In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of a Phase II adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit in male patients participating in the trial directly related to mortality; however, no treatment benefit was observed in female patients. In February 2004, AVANT started a Phase IIb double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial will examine the effect of TP10 versus placebo at approximately 30 sites throughout the United States. The goals of the trial are to clarify the treatment effect that TP10 has for women undergoing high risk cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial. In February 2006, AVANT reported that the females-only study did not meet the primary endpoint, thus confirming the results for female subjects in the previous TP10 trial. Therefore, given the strong efficacy data in males shown in this previous study, AVANT believes there is a clear clinical development pathway for a males-only indication for TP10 in cardiac bypass surgery. Males represent 75% of the U.S. market opportunity in cardiac bypass surgery. AVANT believes that the TP10 program is now well positioned for a males-only cardiac bypass surgery indication. AVANT plans to seek a corporate partner to complete the development and commercialization of TP10, including with respect to a males-only cardiac bypass surgery indication, prior to starting a Phase III clinical trial.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $32.3 million in research, development, contract manufacturing and clinical costs associated with its complement program.

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

Development of a safe and effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. During 2002, AVANT completed a Phase II dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of Phase II trials in December 2002 with the IVI in Bangladesh where cholera is endemic. In July 2005, the Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses. Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

In July 2005, AVANT reported that it and Harvard Medical School would receive approximately $500,000 from the NIH to apply AVANT’s VitriLife® formulation to CholeraGarde®. In 2006, AVANT plans to utilize VitriLife®, a proprietary technology that confers thermostability to live bacterial vaccines, at the Fall River manufacturing facility for CholeraGarde® and its other bacterial vaccines.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (NIAID) of the NIH and AVANT have agreed for the NIAID to conduct a Phase I/II in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID has funded the production of Ty800 vaccine for clinical testing and initiated the Phase I/II trial at a NIH-funded clinical site in February 2006. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored the Ty800 vaccine study. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $5.3 million in research, development, contract manufacturing and clinical costs on its Ty800 program.

Finally, AVANT is developing three additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide. These three programs are in pre-clinical development. In 2006, AVANT expects to allocate resources to further the development of a two-vaccine combination product containing ETEC and Shigella or Campylobacter addressed to the travelers’ market. In April 2005, AVANT was awarded a Phase I Small Business Innovation Research (SBIR) grant to support the development of a live attenuated salmonella vaccine against Campylobacter. The NIAID award provides approximately $131,000 in funding and work was started by AVANT during the third quarter of 2005. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.2 million in research, development, contract manufacturing and clinical costs on these pre-clinical programs.

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

In October 2001, AVANT granted DVC LLC (“DVC”, formerly DynPort Vaccine Company LLC) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase I clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein, Protective Antigen, derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005. DVC plans to complete the ongoing Phase I clinical trial.

Further, in January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of December 31, 2005, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the twelve months ended December 31, 2005 and 2004, AVANT recognized $2,408,936 and $1,974,998, respectively, in government contract revenue from DVC. Through December 31, 2005, AVANT had received approximately $8 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $9.3 million in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:   AVANT has partnered with Pfizer Inc. (“Pfizer”), who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.5 million in research and development costs on its food safety and animal health vaccines program.

Cholesterol Management Vaccine:   AVANT is developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (“CETP”), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein). The Company is developing this vaccine, CETi-1, to stimulate an immune response against CETP, which it believes may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis which often leads to a heart attack.

In October 2003, AVANT completed the CETi-1 vaccine Phase II efficacy study in approximately 200 patients with low levels of HDL cholesterol. The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels. In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%. In recent pre-clinical testing, AVANT has identified a new adjuvanted formulation for the vaccine that elicits more than a 10-fold increase in anti-CETP antibody titers when compared to the current CETi vaccine. We have contracted for the production of GMP peptide for the newly formulated vaccine and we expect to complete toxicology, release and stability studies in 2006 consistent with the goal of having a CETi vaccine back into the clinic. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development and clinical costs associated with the CETi program. AVANT plans to seek a corporate partner to complete development and to commercialize the CETi vaccine.

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

Inflazyme (formerly AdProTech):   In March 2004, AVANT granted a license to AdProTech for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition. Financial terms of the agreement with AdProTech include license fees, milestone payments and royalties. In April 2004, AdProTech was acquired by Inflazyme., which assumed the license.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition for agreements entered into with various collaborators, the amortization policy for acquired intangible assets and the estimates of costs incurred and assumptions made in recording accrued clinical research and contract manufacturing costs.

Revenue Recognition:   AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payments, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and AVANT has no further performance obligations under the license agreement. When AVANT has performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as AVANT completes its obligations. Where AVANT’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on management’s part. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract.

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

Revenues from government contracts are recorded as effort is expended on the contracted work and billed to the government. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize AVANT’s licensed technologies and would be recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in our estimates or assumptions could impact our revenue recognition. Revenues from product sales are recorded when the product is shipped providing no significant post-delivery obligations remain and collection of the related receivable is reasonably assured.

In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Rotarix® is licensed to Glaxo. The terms of the agreement with PRF include an upfront unconditional payment and future payments, upon achievement of specified milestones. In addition, AVANT retains some participation in the worldwide net royalty stream from Rotarix®. The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 “Sale of Future Revenues”. The upfront unconditional payment and any future milestone payments received from PRF will be recorded as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in the light of then current events and circumstances.

Effective July 1, 2003, we adopted EITF 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. The adoption of EITF 00-21 did not have a material impact on our financial statements.

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

Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over a five year period and computer equipment is depreciated over a three year period. Manufacturing equipment is amortized over a seven to ten year period. Leasehold improvements are amortized over the shorter of the estimated useful life or the noncancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and the related gains or losses are reflected in net income. Determining the economic lives of property and equipment requires us to make significant judgments that can materially impact our operating results.

Amortization of Intangible Assets:   We have acquired intangible assets, which include core technology, developed technology and strategic partner agreement, through the acquisition of Megan and UPT. These acquired intangible assets are being amortized on a straight-line basis over their estimated lives which range from 5 to 17 years. The determination of the amortization period involves estimates and judgment on management’s part. Any significant changes in our estimates or assumptions could impact the carrying value of acquired intangible assets. We evaluate the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets”.

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

Accounting for Patent Costs:   In 2003, we changed our accounting for patent costs and now expense all patent costs as incurred. As a result of this change, we recorded a non-cash charge for the cumulative effect of the change in accounting principle of approximately $1.2 million, or $.02 per share, for the year ended December 31, 2003. Certain patent costs are reimbursed by our product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in our financial statements.

Accrued Clinical Research and Contract Manufacturing Costs:   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period reported. Specifically, the Company’s management must make estimates of costs incurred to date, but not yet invoiced by external entities such as clinical research organizations (“CROs”) and contract manufacturers. For CROs, management analyzes the progress of clinical trials, invoices received, and budgeted costs when evaluating the adequacy of the accrued liability. For contract manufacturers, management analyzes the progress of process development and scale-up efforts and the production of clinical materials, contract amendments signed for specific work, invoices received, and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Actual results may differ from the amount and timing of the accrued balance for any period.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any in the near future.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2005 compared with Fiscal Year ended December 31, 2004

AVANT reported a net loss of $18,096,569, or $0.24 per share, for the year ended December 31, 2005, an increase of $4,892,790, or 37.1%, compared to a net loss of $13,203,779, or $0.18 per share, for the year ended December 31, 2004. The increase in net loss between periods was due to reduced revenues and increased operating expenses, offset partially by increased investment and other income. The weighted average common shares outstanding used to calculate the net loss per common share was 74,143,454 in 2005 and 72,964,640 in 2004.

Revenue

Total revenue decreased $3,770,257, or 55%, to $3,088,341 in 2005 from $6,858,598 in 2004.

Product development and licensing revenue decreased $4,323,574 to $242,092 in 2005 from $4,565,666 in 2004. The decrease in product development and licensing revenue primarily reflects the recognition in 2004 of a one-time milestone fee of $2 million from Glaxo for the European filing of an application for market approval of Rotarix®, the recognition of $1 million in revenue from DVC for rPA clinical materials and an upfront license fee of $1 million from AdProTech (now Inflazyme). Fifty percent of the $2 million Glaxo milestone fee in 2004 is creditable against future royalties.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. We will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by us. Under these agreements and several SBIR grants, AVANT recognized $2,719,651 and $2,115,247 in government contract and grant revenue during 2005 and 2004, respectively. The increase in government contract and grant revenue in 2005 compared to

2004 primarily represents an increase in the level of research work billable to DVC. AVANT expects the amount of research work to be performed for DVC during 2006 to approximate the amount of research work performed during 2005.

In 2002, AVANT transferred the marketing and distribution of the Megan poultry product line to its partner, LAHI. Product royalty payments received by AVANT for Megan®Vac 1 and Megan®Egg product sales in 2005 and 2004 totaled $126,598 and $177,685, respectively. We expect royalty payments from LAHI to increase in 2006.

Operating Expense

Total operating expense increased $1,512,388, or 7.4%, to $21,953,358 in 2005 compared to $20,440,970 in 2004. The increase in total operating expense in 2005 compared to 2004 is primarily due to increased research and development expenses due to an increase in clinical trial costs associated with AVANT’s TP10 Phase IIb study in women undergoing cardiac bypass surgery, increased personnel and facility costs incurred at our new Fall River facility and increased general and administrative expenses.

Research and development expense increased $189,469 to $14,063,295 in 2005 compared to $13,873,826 in 2004. The increase in 2005 compared to 2004 is primarily due to increased personnel, consulting, operating and facility-related costs of $1,292,913 associated with operations of the Fall River facility, increases in research laboratory supplies of $297,356 and increases in clinical trial costs of $236,053 associated with the TP10 program. These increases were offset in part by decreases in contract manufacturing costs of $975,991, license fees of $500,000 and insurance costs of $56,388. In the fourth quarter of 2004, we recorded $300,000 as an accrual for license fee obligations with respect to the portion of Glaxo’s milestone payment that will offset future royalties. We expect research and development expense to increase substantially in 2006 as AVANT initiates a Phase I study of its plague vaccine candidate and a Phase III trial of CholeraGarde®, as payment of royalties are made to CCH on Rotarix® worldwide sales and as the Fall River facility runs at full operational status manufacturing clinical materials for bacterial vaccine clinical studies.

General and administrative expense increased $1,322,919, or 23.7%, to $6,894,951 in 2005 compared to $5,572,032 in 2004. The increase in 2005 is primarily attributed to increased personnel and related expenses of $551,826, legal fees of $342,756 primarily associated with the PRF royalty transaction and patent matters, and other professional services and consulting costs of $121,329 related to project management and Sarbanes-Oxley compliance. We expect general and administrative expense to increase in 2006.

Amortization expense of acquired intangible assets remained the same at $995,112 in both 2005 and 2004.

Investment and Other Income, Net

Net investment and other income increased $389,855 to $768,448 in 2005 compared to $378,593 in 2004. The increase is primarily due to higher average interest rates, offset in part by lower average cash balances during 2005 compared to 2004. During 2005 and 2004, the average month-end cash balances were approximately $25,600,800 and $35,812,400, respectively. The average effective interest rates during 2005 and 2004 were approximately 3.06% and 1.26%, respectively.

Fiscal Year Ended December 31, 2004 compared with Fiscal Year ended December 31, 2003

AVANT reported a net loss of $13,203,779, or $0.18 per share, for the year ended December 31, 2004, an increase of $534,282, or 4.2%, compared to a net loss of $12,669,497, or $0.20 per share, for the year ended December 31, 2003. The weighted average common shares outstanding used to calculate the net loss per common share was 72,964,640 in 2004 and 62,512,916 in 2003.

Revenue

Total revenue increased $2,225,662, or 48%, to $6,858,598 in 2004 from $4,632,936 in 2003.

Product development and licensing revenue increased $2,957,993 to $4,565,666 in 2004 from $1,607,673 in 2003. In 2004, the increase in product development and licensing revenue primarily reflects the recognition of a one-time milestone fee of $2 million from Glaxo for the European filing of an application for market approval of Rotarix®, the recognition of $1 million in revenue from DVC for rPA clinical materials and an upfront license fee of $1 million from AdProTech, offset in part by the recognition of a one-time milestone payment from Glaxo of $1 million upon initiation of Rotarix® Phase III clinical trials in 2003 and by a reduction in government contract revenue in 2004 compared to 2003. Fifty percent of the $2 million Glaxo milestone fee in 2004 is creditable against future royalties.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. We will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by us. Under these agreements and several SBIR grants, AVANT recognized $2,115,247 and $2,857,433 in government contract and grant revenue during 2004 and 2003, respectively.

In 2002, AVANT transferred the marketing and distribution of the Megan poultry product line to its partner, LAHI. Product royalty payments received by AVANT for Megan®Vac 1 and Megan®Egg product sales in 2004 and 2003 totaled $177,685 and $167,830, respectively.

Operating Expense

Total operating expense increased $4,074,026, or 24.9%, to $20,440,970 in 2004 compared to $16,366,944 in 2003. The increase in total operating expense in 2004 compared to 2003 is primarily due to increased research and development expenses due to an increase in clinical trial costs associated with AVANT’s TP10 Phase IIb study in women undergoing cardiac bypass surgery, TP10 contract manufacturing costs incurred for process development and scale-up work, and increased personnel and facility costs incurred at our new Fall River facility.

Research and development expense increased $3,852,530, or 38.4%, to $13,873,826 in 2004 compared to $10,021,296 in 2003. The increase in 2004 compared to 2003 is primarily due to increases in contract manufacturing costs of $2,725,300, clinical trial costs of $840,700 both associated with the TP10 program, laboratory supplies and services expenses of $105,700, clinical trials insurance expenses of $99,100, and Fall River related expenses of $856,400. In the fourth quarter of 2004, we recorded $300,000 as an accrual for license fee obligations with respect to the portion of Glaxo’s milestone payment that will offset future royalties. These increases were offset in part by declines in license fees of $215,000, and research and development consultancy costs of $181,000.

General and administrative expense increased $221,496, or 4.1%, to $5,572,032 in 2004 compared to $5,350,536 in 2003. The increase in 2004 is primarily attributed to increased personnel and related expenses of $350,600, and increased consultancy expenses of $278,400 and other professional fees of $131,600 as a result of the Sarbannes-Oxley Act of 2002, offset partly by decreases in legal expenses of $529,000.

Amortization expense of acquired intangible assets remained the same at $995,112 in both 2004 and 2003.

Investment and Other Income, Net

Net investment and other income increased $138,782, or 57.9%, to $378,593 in 2004 compared to $239,811 in 2003. The increase is primarily due to higher average cash balances and higher interest rates during 2004 compared to 2003. Investment income was reduced primarily by foreign exchange losses of $61,700 in 2004. During 2004 and 2003, the average month-end cash balances were approximately $35,812,400 and $21,198,200, respectively. The average effective interest rates during 2004 and 2003 were approximately 1.26% and 1.11%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $23,419,434 compared to cash and cash equivalents at December 31, 2004 of $31,741,494. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions, short-term commercial paper, and U.S. Government and other investment grade debt securities. At December 31, 2005, all investments were in money market mutual funds. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

The use of AVANT’s cash flows for operations has primarily consisted of salaries and wages for its employees, facility and facility-related costs for its offices and laboratories, fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services, consulting fees, and legal fees. To date, the primary sources of cash flows from operations have been payments received from the Company’s collaborative partners, from government entities and from financial institutions such as Paul Royalty Fund (“PRF”). In general, AVANT’s sources of cash flows from operations for the foreseeable future will be upfront license payments, payments for the achievement of milestones, product royalty payments, payments under government contracts and grants, funded research and development under collaboration agreements that AVANT may receive and the monetization of future royalty payments by financial institutions such as PRF. The timing of any new collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities decreased to $6,016,630 in 2005 compared to $10,347,958 in 2004. The decrease is primarily due to the receipt of $10 million related to the PRF royalty transaction included in deferred revenue, a decrease in accounts receivable of $1.8 million due to the collection of a Glaxo milestone payment, offset partly by an increase of $4.9 million in net loss in 2005 compared to 2004 and a decrease in accounts payable and accrued expenses of $1.6 million due to timing of payments. AVANT expects that cash used in operations will increase in 2006 as the Company continues to develop its products in clinical trials, contracts for the manufacture of clinical materials, runs its Fall River facility at full operational status and advances new products into preclinical development. The expected increase in cash used would be partially offset by anticipated payments made under the Company’s government contracts and grants and anticipated milestone and product royalty payments.

Net cash used in investing activities was $2,173,768 in 2005 compared to net cash used in investing activities of $1,656,719 in 2004. The increase is primarily due to increased investment in property and equipment in 2005 compared to 2004 primarily at the Fall River manufacturing facility. AVANT expects it will continue to use cash in its investing activities as the Company expands its infrastructure, completes the tenant renovations of the Company’s Needham facility, which are projected at a cost of approximately $4 million, net of amounts expected to be paid by the landlord, and runs the Fall River facility at full operational status.

Net cash used in financing activities was $131,662 in 2005 compared to net cash provided by financing activities of $25,495,131 in 2004. The decrease in cash provided by financing activities between years is due primarily to the sale of common stock in the first quarter of 2004.

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

AVANT believes that cash inflows from existing collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2006. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements. In February 2006, Glaxo, AVANT’s partner for the commercialization of the Rotarix® vaccine, received approval from the European Commission to market this product in the European Union (“EU”). This approval triggers a $4 million milestone payment to AVANT from Glaxo. Further, under AVANT’s agreement with PRF, the approval of Rotarix® by the European Commission leads to a $40 million milestone payment to AVANT from PRF upon launch of the product in the EU. During 2006 and 2007, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering. There can be no assurance that such efforts will be successful.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at December 31, 2005 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2006	2007-2009	2010-2011	Thereafter
Contractual obligations:
Operating lease obligations	$15,049,000	$2,639,200	$4,587,900	$2,379,300	$5,442,600
Loan payable*	1,608,316	144,041	404,887	247,003	812,385
Note payable*	933,183	177,166	531,499	224,518	—
Licensing obligations	510,000	85,000	255,000	170,000	—
Construction contracts	110,600	110,600	—	—	—
Total contractual obligations	$18,211,099	$3,156,007	$5,779,286	$3,020,821	$6,254,985
Commercial commitments:
Clinical development	$57,481	$57,481	$—	$—	$—
Manufacturing development	1,160,931	1,160,931	—	—	—
Total commercial commitments	$1,218,412	$1,218,412	$—	$—	$—

*                    includes interest obligations

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123R:   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and share-based payments granted to non-employee members of a company’s board of directors, to be recognized in the income statement based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The pro forma footnote disclosure alternative is no longer allowable under SFAS No. 123R. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements.

AVANT is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, AVANT must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. AVANT is expecting to elect to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment, which will be recognized in the period of change and which will impact the amount of unamortized compensation expense to be recognized in future periods. Prior to the adoption of SFAS No. 123R, AVANT recognized share-based employee compensation expense for restricted stock awards. No share-based employee compensation cost for our stock option awards and for stock issuances under our employee stock purchase plan will have been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods will not be restated. Although AVANT cannot estimate the exact amount at this time, AVANT expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share and will depend on the levels of share-based payments granted in the future. Due to the acceleration of options during 2005, the compensation expense previously reported in pro forma disclosures is not expected to be representative of future expected compensation expense.

FIN 47:   In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS 143. The provisions of FIN 47 are effective no later than December 31, 2005. The adoption of FIN 47 did not have a material impact on AVANT’s financial position and results of operations.

SFAS 154:   On June 1, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which will require entities that voluntary make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

OFF-BALANCE SHEET ARRANGEMENTS.

None.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. Government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented investment policies regarding the amount and credit ratings of investments. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from likely changes in interest rates is not material.

We do not utilize derivative financial instruments. See Note 1 to the Consolidated Financials Statements for a description of our use of other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2005 due to the short-term maturities of these instruments.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
AVANT Immunotherapeutics, Inc.:

We have completed integrated audits of AVANT Immunotherapeutics, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AVANT Immunotherapeutics, Inc. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2006

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,419,434	$31,741,494
Accounts Receivable	418,380	2,230,350
Prepaid and Other Current Assets	767,082	567,916
Total Current Assets	24,604,896	34,539,760
Property and Equipment, Net	5,743,663	4,164,292
Intangible and Other Assets, Net	5,067,073	6,063,185
Goodwill	1,036,285	1,036,285
Total Assets	$36,451,917	$45,803,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,140,578	$1,752,313
Accrued Expenses	2,334,708	3,341,659
Current Portion of Deferred Revenue	—	11,704
Current Portion of Long-Term Liabilities	217,457	186,509
Total Current Liabilities	3,692,743	5,292,185
Deferred Revenue	10,000,000	—
Other Long-Term Liabilities	1,870,051	2,103,711
Commitments and Contingent Liabilities (Notes 2 and 11)
Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding at December 31, 2005 and 2004	—	—
Common Stock, $.001 Par Value 100,000,000 Shares Authorized; 74,387,087 Issued and 74,166,768 Outstanding at December 31, 2005; 74,351,571 Issued and 74,131,252 Outstanding at December 31, 2004	74,387	74,351
Additional Paid-In Capital	258,139,855	257,829,825
Deferred Compensation	(1,225,000)	(1,493,000)
Less: 220,319 Common Treasury Shares at Cost at December 31, 2005 and 2004	(227,646)	(227,646)
Accumulated Deficit	(235,872,473)	(217,775,904)
Total Stockholders’ Equity	20,889,123	38,407,626
Total Liabilities and Stockholders’ Equity	$36,451,917	$45,803,522

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
REVENUE:
Product Development and Licensing Agreements	$242,092	$4,565,666	$1,607,673
Government Contracts and Grants	2,719,651	2,115,247	2,857,433
Product Royalties	126,598	177,685	167,830
Total Revenue	3,088,341	6,858,598	4,632,936
OPERATING EXPENSE:
Research and Development	14,063,295	13,873,826	10,021,296
General and Administrative	6,894,951	5,572,032	5,350,536
Amortization of Acquired Intangible Assets	995,112	995,112	995,112
Total Operating Expense	21,953,358	20,440,970	16,366,944
Operating Loss	(18,865,017)	(13,582,372)	(11,734,008)
Investment and Other Income, Net	768,448	378,593	239,811
Net Loss Before Cumulative Effect of Change in Accounting Principle	(18,096,569)	(13,203,779)	(11,494,197)
Cumulative Effect of Change in Accounting Principle	—	—	(1,175,300)
Net Loss	$(18,096,569)	$(13,203,779)	$(12,669,497)
Basic and Diluted Net Loss Per Common Share:
Net Loss Per Common Share Before Cumulative Effect of Change in Accounting Principle	(0.24)	(0.18)	(0.18)
Cumulative Effect of Change in Accounting Principle Per Common Share	—	—	(0.02)
Net Loss Per Common Share	$(0.24)	$(0.18)	$(0.20)
Weighted Average Common Shares Outstanding	74,143,454	72,964,640	62,512,916

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Shares	Common Stock Par Value	Additional Paid-In Capital	Deferred Compensation	Treasury Stock Cost	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	60,464,897	60,465	223,322,960	—	(136,374)	(191,902,628)	31,344,423
Shares Issued upon Exercise of Stock Options	2,125	1	2,588	—	—	—	2,589
Shares Issued upon Cashless Exercise of Warrants	5,535	6	(6)	—	—	—	—
Employee Stock Purchase Plan Issuances	11,387	12	10,697	—	—	—	10,709
Net Proceeds from Stock Issuance	4,444,444	4,444	9,203,335	—	—	—	9,207,779
Purchase of 87,700 Shares of Treasury Stock at Cost	—	—	—	—	(91,272)	—	(91,272)
Issuance of Restricted Stock Units	—	—	1,104,000	(1,104,000)	—	—	—
Amortization of Deferred Compensation	—	—	—	115,000	—	—	115,000
Net Loss	—	—	—	—	—	(12,669,497)	(12,669,497)
Balance at December 31, 2003	64,928,388	64,928	233,643,574	(989,000)	(227,646)	(204,572,125)	27,919,731
Shares Issued upon Exercise of Stock Options	391,904	392	294,361	—	—	—	294,753
Shares Issued upon Cashless Exercise of Warrants	57,912	58	(58)	—	—	—	—
Employee Stock Purchase Plan Issuances	8,367	8	17,936	—	—	—	17,944
Net Proceeds from Stock Issuance	8,965,000	8,965	23,042,012	—	—	—	23,050,977
Issuance of Restricted Stock Units	—	—	832,000	(832,000)	—	—	—
Amortization of Deferred Compensation	—	—	—	328,000	—	—	328,000
Net Loss	—	—	—	—	—	(13,203,779)	(13,203,779)
Balance at December 31, 2004	74,351,571	$74,351	$257,829,825	$(1,493,000)	$(227,646)	$(217,775,904)	$38,407,626
Shares Issued upon Exercise of Stock Options	30,375	30	34,597	—	—	—	34,627
Shares Issued upon Cashless Exercise of Warrants	536	1	(1)	—	—	—	—
Employee Stock Purchase Plan Issuances	4,605	5	5,434	—	—	—	5,439
Issuance of Restricted Stock Units	—	—	270,000	(270,000)	—	—	—
Amortization of Deferred Compensation	—	—	—	538,000	—	—	538,000
Net Loss	—	—	—	—	—	(18,096,569)	(18,096,569)
Balance at December 31, 2005	74,387,087	$74,387	$258,139,855	$(1,225,000)	$(227,646)	$(235,872,473)	$20,889,123

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net Loss	$(18,096,569)	$(13,203,779)	$(12,669,497)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Cumulative Effect of Change in Accounting Principle	—	—	1,175,255
Depreciation and Amortization	1,591,659	1,388,172	1,412,068
(Gain) Loss on Disposal of Assets	(1,150)	797	—
Amortization of Deferred Compensation	538,000	328,000	115,000
Changes in Assets and Liabilities, Net of Acquisition:
Accounts Receivable	1,811,970	(757,540)	(1,241,871)
Prepaid and Other Current Assets	(199,166)	17,294	(26,775)
Accounts Payable and Accrued Expenses	(1,618,686)	3,349,083	(1,131,200)
Deferred Revenue	9,988,296	(1,444,493)	502,329
Deferred Rent	(30,984)	(25,492)	125,414
Net Cash Used in Operating Activities	(6,016,630)	(10,347,958)	(11,739,277)
Cash Flows From Investing Activities:
Other Non Current Assets	1,000	(11,231)	—
Acquisition of Property and Equipment	(2,175,918)	(3,651,488)	(210,142)
Proceeds from Disposal of Assets	1,150	6,000	—
Proceeds from the Maturity of Marketable Securities	—	4,000,000	5,200,000
Purchases of Marketable Securities	—	(2,000,000)	(1,200,000)
Cash Paid for Acquisition of Universal Preservation Technologies, Inc. Assets	—	—	(2,000,000)
Net Cash Provided by (Used in) Investing Activities	(2,173,768)	(1,656,719)	1,789,858
Cash Flows From Financing Activities:
Net Proceeds from Stock Issuance	—	23,050,977	9,207,779
Proceeds from Exercise of Stock Options and Warrants	40,066	312,697	13,298
Proceeds from (Payment of) Long-Term Liabilities	(171,728)	2,131,457	—
Purchases of Treasury Stock	—	—	(91,272)
Net Cash Provided by (Used in) Financing Activities	(131,662)	25,495,131	9,129,805
Increase (Decrease) in Cash and Cash Equivalents	(8,322,060)	13,490,454	(819,614)
Cash and Cash Equivalents at Beginning of Period	31,741,494	18,251,040	19,070,654
Cash and Cash Equivalents at End of Period	$23,419,434	$31,741,494	$18,251,040
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$108,408	—	—
See Note 6.

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Business and Overview

AVANT Immunotherapeutics, Inc. (“AVANT” or “the Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. AVANT has actively developed and acquired innovative technologies—especially novel approaches to vaccine creation—that harness the human immune system. The Company develops and commercializes products on a proprietary basis and in collaboration with established pharmaceutical partners and other collaborators, including GlaxoSmithKline plc, Pfizer Inc, DVC LLC and Lohmann Animal Health International.

In February 2004, AVANT completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated net proceeds totaling $23,050,977. In July 2003, the Company closed a private placement of approximately 4.4 million shares of common stock at $2.25 per share and warrants to purchase 444,444 shares of common stock at $3.00 per share to an institutional investor which generated net proceeds totaling $9,207,779.

AVANT’s cash and cash equivalents at December 31, 2005 were $23,419,434. Its working capital at December 31, 2005 was $20,912,153. We incurred a loss of $18,096,569 for the year ended December 31, 2005. AVANT believes that cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2006. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements. In February 2006, GlaxoSmithKline (“Glaxo”), AVANT’s partner for the commercialization of the Rotarix® vaccine, received approval from the European Commission to market this product in the European Union (“EU”). This approval triggers a $4 million milestone payment to AVANT from Glaxo. Further, under AVANT’s agreement with an affiliate of Paul Royalty Fund II, L.P. (“PRF”), the approval of Rotarix® by the European Commission leads to a $40 million milestone payment to AVANT from PRF upon launch of the product in the EU.

(B) Basis of Presentation

The consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly-owned subsidiary, Megan Health, Inc. (“Megan”). All intercompany transactions have been eliminated.

(C) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2005, all investments were in money market mutual funds.

Investments in marketable securities are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2005 and 2004, there were no outstanding investments in marketable securities.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

AVANT invests its non-operating cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity.

(D) Fair Value of Financial Instruments

AVANT enters into various types of financial instruments in the normal course of business. Fair values for cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying value at December 31, 2005 and 2004, due to the nature and the relatively short maturity of these instruments, other than long-term liabilities discussed in Note 10.

(E) Revenue Recognition

AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payments, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and AVANT has no further performance obligations under the license agreement. When AVANT has performance obligations under the terms of a contact, non-refundable fees are recognized as revenue as AVANT completes its obligations. Where AVANT’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on management’s part. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract.

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

Revenues from government contracts are recorded as effort is expended on the contracted work and billed to the government. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize AVANT’s licensed technologies and would be recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in our estimates or assumptions could impact our revenue recognition.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2005, AVANT entered into an agreement whereby PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 “Sale of Future Revenues”. The upfront unconditional payment of $10 million was recorded by AVANT as deferred revenue at December 31, 2005. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in the light of then current events and circumstances.

Effective July 1, 2003, we adopted EITF 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. The adoption of EITF 00-21 did not have a material impact on our financial statements.

(F) Research and Development Costs

Research and development costs, including internal and contract research costs, are expensed as incurred.

(G) Trade and Other Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. AVANT has not historically experienced credit losses from our trade accounts receivable and therefore have not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts receivable consists of the following:

	December 31, 2005	December 31, 2004
Trade Receivables	$383,416	$2,205,176
Other Receivables	34,964	25,174
	$418,380	$2,230,350

Other receivables at December 31, 2005 and 2004 represent interest receivable from a bank.

(H)  Long-Lived Assets.

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

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over a five year period and computer equipment is depreciated over a three year period.  Manufacturing equipment is amortized over a seven to ten year period. Leasehold improvements are amortized over the shorter of the estimated useful life or the noncancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and the related gains or losses are reflected in net income.

(I)  Accounting for Patent Costs:

In 2003, we changed our accounting for patent costs and now expense all patent costs as incurred. As a result of this change, we recorded a non-cash charge for the cumulative effect of the change in accounting principle of approximately $1.2 million, or $.02 per share, for the year ended December 31, 2003. Certain patent costs are reimbursed by our product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in our financial statements.

(J) Interest Capitalization

AVANT capitalizes interest cost as part of the historical cost of acquiring certain assets during the period of time required to get the asset ready for its intended use. The amount of capitalized interest is limited to the amount of interest incurred by AVANT. In 2005, AVANT has capitalized interest costs of $115,796 incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Fall River facility, which represents the total amount of interest costs incurred by AVANT during 2005.

(K) Operating Leases

The Company has three facilities which are located at Needham and Fall River, Massachusetts and Overland, Missouri under non-cancellable operating lease agreements for office, laboratory and manufacturing space. The rent payments for the three locations escalate over the lease term. The Company expenses its obligations under these lease agreements on a straight-line basis over the term of each lease, including any renewals that are reasonably assured of occurring.

(L) Intangible Assets

AVANT has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the acquisition of Megan and UPT. These acquired intangible assets

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are being amortized on a straight-line basis over their estimated lives which range from 5 to 17 years. The determination of the amortization period involves estimates and judgments on management’s part. Any significant changes in our estimates or assumptions could impact the carrying value of acquired intangible assets. The Company evaluates the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with Statement of Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets”.

In the fourth quarter of 2003, AVANT changed its method of accounting for legal costs associated with the application for patents effective January 1, 2003. Prior to the change, AVANT capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs are expensed as incurred. The Company believes that this change is preferable because it will provide a better comparison with our industry peers, the majority of which expense these costs as incurred. The $1,175,300 cumulative effect of the change on prior years is included as a charge to net income as of January 1, 2003. The effect of the change for the year ended December 31, 2003 was to increase net loss $1,175,300, or $0.02 per basic and diluted share.

(M) Loss Per Share

AVANT computes and reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, restricted stock units and warrants. Options and warrants to purchase 3,419,394, 3,470,131 and 3,860,457 shares of common stock and Restricted Stock Units totaling 1,000,000, 800,000, and 400,000 shares were not included in the 2005, 2004 and 2003 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

(N) Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 2005, 2004 and 2003, AVANT had no other comprehensive income.

(O) Foreign Currency Transactions

Expenses incurred in foreign currencies are translated at exchange rates in effect during each period. Gains and losses from foreign currency translations are included in investment and other income, net in the statements of operations. In 2005 and 2004, AVANT recorded foreign currency transaction losses of $2,223 and $61,728, respectively.

(P) Stock-Based Compensation

AVANT’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  AVANT adopted the disclosure requirements of Statement of Financial Accounting

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. All stock based awards to non-employees are accounted for at their fair value as prescribed by SFAS 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in conjunction with Selling, Goods and Services” (see Note 6). Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plan. Had compensation cost for the awards under the plan been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net Loss:
As reported	$18,096,569	$13,203,700	$12,669,500
Less: Stock-based employee compensation expense as reported	(538,000)	(328,000)	(115,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	1,329,300	1,000,400	854,700
Pro forma	$18,887,869	$13,876,100	$13,409,200
Basic and Diluted Net Loss Per Share:
As reported	$0.24	$0.18	$0.20
Pro forma	0.25	0.19	0.21

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	80%	91%	109%
Risk-free interest rate	3.6% – 4.6%	2.7% – 4.2%	1.0% – 3.4%
Expected option term	5 Years	5 Years	5 Years

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the factors detailed in the table above, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

(Q) Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(R) Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation, including reclassifying $158,763 of deferred rent expense from its previously reported classification as accrued expenses to other long-term liabilities at December 31, 2004. AVANT has also made corresponding adjustments to classifications within operating activities in its Consolidated Statements of Cash Flows for fiscal 2004 and 2003. These changes in classification do not affect previously reported cash flows from operations, financing or investing activities in AVANT’s Consolidated Statements of Cash Flows.

(S Segments

Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, AVANT has determined that it is engaged in one industry segment. Substantially all of AVANT’s revenue since inception has been generated in the United States and all of our assets are in the United States.

(T) Recent Pronouncements

SFAS 123R:   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and share-based payments granted to non-employee members of a company’s board of directors, to be recognized in the income statement based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The pro forma footnote disclosure alternative is no longer allowable under SFAS No. 123R. On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 to express the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements.

AVANT is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, AVANT must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. AVANT is expecting to elect to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adjustment, which will be recognized in the period of change and which will impact the amount of unamortized compensation expense to be recognized in future periods. Prior to the adoption of SFAS No. 123R, AVANT recognized share-based employee compensation expense for restricted stock awards. No share-based employee compensation cost for our stock option awards and for stock issuances under our employee stock purchase plan will have been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods will not be restated. Although AVANT cannot estimate the exact amount at this time, AVANT expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share and will depend on the levels of share-based payments granted in the future. Due to the acceleration of options during 2005, the compensation expense previously reported in pro forma disclosures is not expected to be representative of future expected compensation expense.

FIN 47:   In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS 143. The adoption of FIN 47 did not have a material impact on AVANT’s financial position and results of operations.

SFAS 154:   On June 1, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which will require entities that voluntary make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

2. PROPERTY, EQUIPMENT AND LEASES

Property and equipment includes the following:

	December 31, 2005	December 31, 2004
Laboratory Equipment	$2,966,354	$2,383,692
Manufacturing Equipment	1,054,512	6,766
Office Furniture and Equipment	1,893,623	1,665,403
Leasehold Improvements	4,510,075	1,704,590
Construction in Progress	960,624	3,473,578
Total Property and Equipment	11,385,188	9,234,029
Less Accumulated Depreciation	(5,641,525)	(5,069,737)
	$5,743,663	$4,164,292

During 2005 and 2004, AVANT wrote off approximately $24,759 and $83,497, respectively, of fully depreciated equipment no longer used in its operations. In 2005, AVANT recorded a gain on disposal of other fixed assets of $1,150. In 2004, the Company also wrote off $57,974 of equipment that was not fully depreciated and recorded a loss on disposal of $797. Depreciation expense related to equipment and leasehold improvements was approximately $596,547, $393,087 and $416,956 for the years ended December 31, 2005, 2004 and 2003, respectively.

AVANT leases approximately 54,300 square feet of laboratory and office space in Needham, Massachusetts. In August 2001, AVANT extended its lease of approximately 54,300 sq. ft. of laboratory and office space in Needham, Massachusetts through April 30, 2007. In November 2005, AVANT entered into a lease amendment which calls for the renovation of the Needham facility by the landlord and AVANT, reduces AVANT’s leased space to approximately 35,200 square feet of laboratory and office space and extends the lease through April 2017. The lease also provides for a 5-year extension option. The preliminary projected costs for the tenant improvements portion of the renovations project are approximately $6.9 million. As an incentive for AVANT to enter into the lease amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. As of December 31, 2005, AVANT had made payments and accrued costs totaling approximately $145,300 towards the tenant improvements portion of the renovations project.

AVANT leases approximately 12,400 square feet of laboratory and office space in Overland, Missouri near St. Louis. In February 2004, AVANT extended its lease of approximately 12,400 sq. ft. of laboratory and office space in St. Louis, Missouri through September 30, 2007.

In 2003, the Company reached agreement with MassDevelopment, an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term which expires in December 2010 and two renewal options of five years each. Management has determined that it is reasonably assured that AVANT will exercise one five-year renewal option. Therefore, AVANT is amortizing leasehold improvements made to the Fall River facility over the original lease term plus one five-year renewal term. In November 2005, AVANT amended the MassDevelopment lease to increase the rentable space to approximately 14,300 square feet at the Fall River facility. The landlord is providing a tenant incentive allowance of $49,740 against the cost of alterations and improvements required by AVANT to be made to the expanded space.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

2. PROPERTY, EQUIPMENT AND LEASES (Continued)

In 2005, AVANT has capitalized interest costs of $ 115,796 incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Fall River facility, which represents the total amount of interest costs incurred by AVANT during 2005.

Obligations for base rent under these and other noncancelable operating leases as of December 31, 2005 are approximately as follows:

Year ending December 31,	2006	$2,639,188
	2007	1,868,640
	2008	1,366,369
	2009	1,352,895
	2010	1,358,844
	2011 and thereafter	6,463,047
	Total minimum lease payments	$15,048,983

Our total rent for all operating leases (including rent expense net of sublease income) was approximately $2,491,274, $2,332,192, and $2,307,026 for the years ended December 31, 2005, 2004 and 2003, respectively.

3. GOODWILL, INTANGIBLE AND OTHER ASSETS

Goodwill:   AVANT adopted SFAS 142 in January 2002. AVANT has concluded that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit for purposes of performing its annual impairment test. The fair value of the reporting unit was determined using AVANT’s market capitalization as of July 1, 2005 and 2004, adjusted for a control premium. The fair value on July 1, 2005 and 2004 exceeded the net assets of the reporting unit, including goodwill. Accordingly, AVANT concluded that no impairment existed as of these dates.

Intangible and Other Assets:   Intangible and other assets include the following:

	December 31, 2005				December 31, 2004
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	1,090,000	(1,090,000)	—	1,090,000	(1,090,000)	—
Core Technology	10 years	3,786,900	(1,508,352)	2,278,548	3,786,900	(1,129,658)	2,657,242
Developed Technology	7 years	3,263,100	(2,366,800)	896,300	3,263,100	(1,901,200)	1,361,900
Strategic Partner Agreement	17 years	2,563,900	(766,655)	1,797,245	2,563,900	(615,838)	1,948,062
Total Intangible Assets		10,703,900	(5,731,807)	4,972,093	10,703,900	(4,736,696)	5,967,204
Other Non Current Assets		94,981	—	94,981	95,981	—	95,981
		$10,798,881	$(5,731,807)	$5,067,074	$10,799,881	$(4,736,696)	$6,063,185

In January 2003, AVANT completed the acquisition of certain technology and intellectual property of UPT and the licensure of certain patent rights from Elan Drug Delivery Limited (EDD). Through this transaction, AVANT gained exclusive rights to UPT’s VitriLife® process for use in AVANT’s oral vaccines and certain other non-injectable applications. The Company has determined that this technology

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

3. GOODWILL, INTANGIBLE AND OTHER ASSETS (Continued)

has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs. AVANT paid an aggregate of $2,000,000 in consideration in the transaction, recorded this value to acquired intangible assets, Core Technology, and is amortizing these assets over their estimated lives of ten years.

In 2003, AVANT changed its accounting for patent costs and now expenses all patent costs as incurred. As a result of this change, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of approximately $1.2 million, or $.02 per share, for the year ended December 31, 2003.

All of AVANT’s intangible assets are amortized over their useful lives. Total amortization expense for intangible assets for the years ended December 31, 2005, 2004 and 2003 was $995,112.

The estimated future amortization expense of intangible assets as of December 31, 2005 and for the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2006	$995,112
2007	960,212
2008	529,512
2009	529,512
2010	514,622

4. ACCRUED EXPENSES

Accrued expenses are comprised of amounts owed to employees, vendors, and suppliers for work performed on behalf of us. At each period end the Company evaluates the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available. Accrued expenses include the following:

	December 31, 2005	December 31, 2004
Accrued License Fees	$253,566	$350,000
Accrued Payroll and Employee Benefits	621,611	383,353
Accrued Clinical Trials	825,084	798,666
Accrued Manufacturing Expenses	215,644	1,338,155
Accrued Professional Fees	181,833	232,878
Other Accrued Expenses	236,970	238,607
	$2,334,708	$3,341,659

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

5. INCOME TAXES

	Year Ended December 31,
	2005	2004	2003
Income tax benefit (provision):
Federal	$6,907,000	$5,273,800	$4,848,600
State	1,436,200	1,155,100	1,024,800
	8,343,200	6,428,900	5,873,400
Deferred tax valuation allowance	(8,343,200)	(6,428,900)	(5,873,400)
	$—	$—	$—

Deferred tax assets and liabilities are comprised of the following:

	December 31, 2005	December 31, 2004
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$62,738,000	$60,528,000
Tax Credit Carryforwards	9,472,000	8,499,000
Deferred Expenses	11,593,000	13,151,000
Fixed Assets	658,000	569,000
Accrued Expenses and Other	395,000	630,000
Deferred Revenue	4,027,000	5,000
	88,883,000	83,382,000
Gross Deferred Tax Liabilities
Acquired Intangibles	(1,358,000)	(1,759,000)
Deferred Tax Assets Valuation Allowance	(87,525,000)	(81,623,000)
Net Deferred Tax Asset (Liability)	$—	$—

Reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2005	2004	2003
Pre-tax book income (loss)	$(18,096,575)	$(13,203,700)	$(12,669,500)
Loss at Statutory Rates	(6,152,800)	(4,489,300)	(4,307,600)
Research and Development Credits	(812,000)	(788,100)	(544,200)
State Taxes	(1,436,200)	(1,155,100)	(1,024,800)
Other	57,800	3,600	3,200
Expiration of Net Operating Losses and Research & Development Tax Credits	2,441,000	1,310,000	2,441,000
Increase in Valuation Allowance	5,902,200	5,118,900	3,432,400
	$—	$—	$—

As of December 31, 2005, AVANT had federal net operating loss and tax credit carryforwards of approximately $172,538,000 and $6,972,000, respectively, and state net operating loss and credit carry-forwards of approximately $69,354,000 and $3,788,000, respectively, which may be available to offset future

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

5. INCOME TAXES (Continued)

federal and state income tax liabilities and that expire at various dates from 2006 through 2025. During 2005, federal net operating losses and credits of approximately $4,626,000 and $321,000, respectively, and state net operating losses of approximately $9,319,000 expired unused.

As required by Statement of Financial Accounting Standards No. 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. Management has determined that it is more likely than not that AVANT will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $87,525,000 has been established at December 31, 2005. The future realization, if any, of the deferred tax assets attributable to disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options will not be recognized as a tax benefit in the statement of operations, but rather as a component of stockholders’ equity.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. AVANT has evaluated the impact of the Act and has determined that it will not have a material impact on the Company’s financial position and results of operations.

6. STOCKHOLDERS’ EQUITY

(A) Public and Private Stock Offerings

In February 2004, AVANT completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated gross proceeds totaling approximately $24.7 million. Expenses associated with the transaction totaled $1,602,773.

AVANT filed a shelf registration statement in November 2003 with the Securities and Exchange Commission to register 15 million shares of common stock and warrants to purchase 2.25 million shares of common stock. At December 31, 2005, 6,035,000 shares and all of the warrants were still available for issuance.

In July 2003, AVANT closed a private placement of approximately 4.4 million shares of common stock at $2.25 per share and warrants to purchase 444,444 shares of common stock at $3.00 per share to an institutional investor which generated net proceeds totaling $9,207,779.

(B) Preferred Stock

At December 31, 2005 and 2004, AVANT had authorized preferred stock comprised of 1,163,102 shares of convertible Class B and 3,000,000 shares of convertible Class C of which 350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by our Board of Directors. There was no preferred stock outstanding at December 31, 2005 and 2004.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

6. STOCKHOLDERS’ EQUITY (Continued)

(C) Warrants

AVANT has issued warrants to purchase common stock in connection with the private placement of approximately 4.4 million shares in July 2003. The warrants are exercisable at $3.00 per share and expire July 1, 2008. In connection with the acquisition of VRI in August 1998, AVANT assumed the obligations of VRI with respect to each outstanding warrant to purchase VRI common stock (a “VRI Warrant”). The last of the VRI Warrants expired on December 14, 2005.

Warrants outstanding at December 31, 2005 are as follows:

	Number	Exercise Price
Security	of Shares	Per Share	Expiration Date
Common stock	444,444	$3.00	July 1, 2008

In 2005, 1,861 warrants were exercised as cashless exercises resulting in the issuance of 536 shares. In 2004, 87,568 warrants were exercised as cashless exercises resulting in the issuance of 57,912 shares.

(D) Stock Options and Employee Stock Purchase Plans

Stock Options

On May 6, 1999, AVANT’s 1999 Stock Option and Incentive Plan (the “1999 Plan”) was adopted. The 1999 Plan replaced the Amended and Restated 1991 Stock Compensation Plan, which was an amendment and restatement of AVANT’s 1985 Incentive Option Plan. The 1999 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

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

In connection with the acquisition of Megan, we assumed the obligations of Megan under Megan’s Stock Option Plan (the “Megan Plan”) and each outstanding option to purchase Megan common stock (a “Megan Stock Option”) granted under the Megan Plan. Each Megan Stock Option assumed by AVANT is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Megan Plan, shares of AVANT’s common stock which has been adjusted consistent with the ratio at which our common stock was issued in exchange for Megan’s common stock in the acquisition. As of the date the acquisition was completed we assumed options to acquire 31,910 shares of our common stock at a weighted average exercise price of $4.39. The Megan Stock Options are fully vested as of December 1, 2000 and the term of each option cannot exceed ten years from the date of grant.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

6. STOCKHOLDERS’ EQUITY (Continued)

On November 17, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee, the Board of Directors of AVANT approved full acceleration of the vesting of otherwise unvested stock options that had an exercise price of $2.00 or greater granted under the 1999 Plan that were held by employees, officers and non-employee directors. As a result of the Board of Directors’ action, a total of 265,935 of such “out-of-the-money” unvested stock options, having a weighted average exercise price of $2.37 per share, became exercisable effective November 17, 2005, rather than the later dates when such options would have vested in the normal course. The Company determined the value of the “out-of-the-money” unvested stock options to be $360,100. This action was taken in accordance with the applicable provisions of the 1999 Plan. The Board’s decision to accelerate the vesting of these “out-of-the-money” stock options was made primarily to reduce compensation expense that otherwise would likely be recorded in future periods following AVANT’s anticipated adoption in the first quarter of 2006 of SFAS 123R. On December 16, 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS 123R will require that compensation expenses associated with stock options be recognized in the income statement of the Company rather than as a footnote disclosure. The Company must recognize compensation expense related to any awards that are not fully vested as of the effective date, January 1, 2006. Upon adoption by the Company, SFAS 123R also will apply to options granted on or after January 1, 2006.

A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	3,023,041	$2.62	3,325,799	$2.54	3,084,910	$2.83
Granted	312,300	1.87	535,000	2.35	412,100	1.31
Exercised	(30,375)	1.14	(391,904)	0.75	(2,125)	1.22
Canceled	(330,016)	2.65	(445,854)	3.33	(169,086)	4.94
Outstanding at December 31,	2,974,950	$2.55	3,023,041	$2.62	3,325,799	$2.54
At December 31,
Options exercisable	2,584,971		2,256,252		2,613,188
Available for grant	1,861,215		1,844,204		1,974,528
Weighted average fair value of options granted during year		$1.22		$1.74		$1.08

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

6. STOCKHOLDERS’ EQUITY (Continued)

The following tables summarize information about the stock options outstanding at December 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
$1.08 – 1.31	485,626	5.12	$1.24
1.33 – 1.71	312,077	4.29	1.58
1.77 – 1.93	418,100	6.28	1.88
1.97 – 2.08	316,162	5.30	2.02
2.10 – 2.41	462,250	4.24	2.34
2.50 – 2.68	322,433	3.11	2.55
2.71 – 2.99	325,263	6.62	2.91
3.03 – 8.53	330,289	3.66	6.64
8.75	250	4.66	8.75
14.69	2,500	4.19	14.69
$1.08 – 14.69	2,974,950	4.86	$2.55

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price per Share
$1.08 – 1.31	376,421	$1.26
1.33 – 1.71	241,627	1.61
1.77 – 1.93	215,276	1.87
1.97 – 2.08	308,662	2.02
2.10 – 2.41	462,250	2.34
2.50 – 2.68	322,433	2.55
2.71 – 2.99	325,263	2.91
3.03 – 8.53	330,289	6.64
8.75	250	8.75
14.69	2,500	14.69
$1.08 – 14.69	2,584,971	$2.70

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”) was adopted on May 13, 2004. All full time employees of AVANT are eligible to participate in the 2004 Plan. A total of 150,000 shares of common stock are reserved for issuance under this plan. Under the 2004 Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any offering and may withdraw from the offering at any time before stock is purchased. Participating terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

6. STOCKHOLDERS’ EQUITY (Continued)

(E) Shareholder Rights Plan

On November 5, 2004, AVANT’s Board adopted a new Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement, dated November 5, 2004, between the Company and Computer Investor Services, LLC (formerly EquiServe Trust Company, N.A.), as Rights Agent (the “Rights Agreement”). The Rights Agreement replaces the Company’s existing Shareholder Rights Agreement which expired on November 10, 2004.

Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of AVANT’s common stock. These rights, which expire in November 2014, entitle their holders to purchase from AVANT one ten-thousandth of a share (a “Unit”) of Series C-1 Junior Participating Cumulative Preferred Stock, par value $0.01 per share, (“C-1 Preferred Stock”) at a cash exercise price of $35.00 per Unit, subject to adjustment. The rights will trade separately from the common stock and will become exercisable only when a person or group has acquired 15% or more of the outstanding common stock or upon the commencement by a person or group of a tender offer that would result in such person or group acquiring 15% or more of the outstanding common stock other than as a result of repurchases of stock by AVANT or certain inadvertent actions by a shareholder. In the event a person or group acquires 15% or more of the outstanding common stock each holder of a right (except for any such person or group) would be entitled to receive upon exercise sufficient Units of C-1 Preferred Stock to equal a value of two times the exercise price of the purchase right. In the event AVANT is acquired in a merger or other business combination transaction or if 50% or more of AVANT’s assets or earning power is sold, each holder of a right (except for any such person or group described above) would receive upon exercise common stock of the acquiring company with a value equal to two times the exercise price of the right.

As of December 31, 2005 and 2004, the Company has authorized the issuance of 350,000 shares of C-1 Preferred Stock for use in connection with the shareholder rights plan.

(F) Share Repurchase Plan

On August 16, 2002, AVANT announced that its Board of Directors had authorized the repurchase of up to 2 million shares of its common stock. The repurchased stock provides AVANT with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The share repurchase plan expired as of August 31, 2003. AVANT purchased 220,300 shares through December 31, 2003 at a cost of $227,600. No shares were purchased in 2005 or 2004.

(G) Deferred Compensation

On September 21, 2005, AVANT awarded Dr. Una Ryan, its President and CEO, 200,000 Restricted Stock Units. The Restricted Stock Units vest over four years but will vest in their entirety upon the earlier of the sale of the Company or Dr. Ryan’s retirement at or after age 65. The Company determined the value of the Restricted Stock Units to be $270,000, based on $1.35 per share, the closing price of AVANT’s common stock on the award date. The value of the Restricted Stock Units is being amortized over approximately two years until Dr. Ryan attains age 65, and is being recorded as compensation expense. In 2005, AVANT recognized $54,000 of compensation expense in connection with this award.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

6. STOCKHOLDERS’ EQUITY (Continued)

On November 5, 2004, AVANT awarded Dr. Ryan 400,000 Restricted Stock Units which vest over four years. The Company determined the value of the Restricted Stock Units as $832,000, based on $2.08 per share, the closing price of AVANT’s common stock on the award date. The value of the Restricted Stock Units is being amortized over their vesting period, or four years, and being recorded as compensation expense. AVANT recognized compensation expense of $208,000 and $52,000 in 2005 and 2004, respectively, in connection with this award.

On September 18, 2003, we awarded Dr. Ryan 400,000 Restricted Stock Units which vest over four years. The Company determined the value of the Restricted Stock Units as $1,104,000, based on $2.76 per share, the closing price of AVANT’s common stock on the award date. The value of the Restricted Stock Units is being amortized over their vesting period, or four years, and being recorded as compensation expense. AVANT recognized compensation expense of $276,000, $276,000 and $115,000 in 2005, 2004 and 2003, respectively, in connection with this award.

7. RESEARCH AND LICENSING AGREEMENTS

AVANT has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, we have received licenses or options to license technology, specified patents or patent applications. AVANT has expensed nonrefundable license fees and royalties of approximately $85,000, $285,000 and $500,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

8. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

Our revenue from product development and licensing agreements was received pursuant to contracts with different organizations. Total revenue recognized by us in connection with these contracts for the years ended December 31, 2005, 2004 and 2003 were $242,092, $4,565,666 and $1,607,673, respectively. A summary of these contracts follows:

(A)   GlaxoSmithKline plc (“Glaxo”)

During 1997, AVANT entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus vaccine and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo initiated global Phase III clinical trials of Rotarix® in the third quarter of 2003, and AVANT recognized a $1 million milestone as revenue. Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone fee payable to AVANT, 50% of which was creditable against future royalties. The amount was recorded as revenue in 2004 as AVANT has no obligation to incur any research and development costs in connection with this agreement. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. AVANT is obligated to maintain the license with CCH with respect to the Glaxo agreement and incurred licensing fee expense of $0, $200,000 and $200,000 in 2005, 2004 and 2003, respectively. In addition, the Company recorded $300,000 of expense in the fourth quarter of 2004 for amounts which will be payable to this institution in connection with the aforementioned 2004 milestone payment. All licensing fees are included in research and development expense. The term of this agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

8. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

terminate the agreement upon 90 days prior written notice. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggers a $4 million milestone payment from Glaxo. Glaxo has agreed to make further payments, which could total up to $1.5 million, upon achievement of a specific milestone. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 9). Under the PRF agreement, AVANT retains 50% of the $4 million milestone payment from Glaxo for the European Commission approval discussed above and of any future Glaxo milestone payments, with the balance payable to PRF and CCH.

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

(C)   DVC LLC (“DVC”, formerly DynPort Vaccine Company LLC)

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

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of December 31, 2005, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the years ended December 31, 2005, 2004 and 2003, AVANT recognized $2,408,936, $1,974,998 and $2,661,170, respectively, in government contract revenue from DVC. Through December 31, 2005, AVANT had received approximately $8 million in payments under the various subcontract agreements, all of which relate to approved subcontract awards. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

8. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

(D)   Inflazyme Pharmaceuticals Ltd. (“Inflazyme”, formerly AdProTech, Ltd (“AdProTech”))

In March 2004, AVANT granted a license to AdProTech for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition. In April 2004, AVANT received an initial license payment of $1 million from AdProTech and AdProTech was acquired by Inflazyme, which assumed the license. AVANT has no continuing involvement or obligation under this license agreement, thus it recognized the $1 million as revenue during the first quarter of 2004. Under the agreement, AVANT is entitled to annual license fees, milestone payments of up to $13.5 million in the aggregate and royalties on eventual product sales. AVANT has no obligations to incur any research and development costs in connection with this agreement.

9. PAUL ROYALTY FUND

In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Rotarix® is licensed to Glaxo. The terms of the agreement with PRF include an upfront unconditional payment from PRF totaling $10 million ($5 million paid at closing and $5 million received on December 1, 2005) and the following milestone payments: (i) $40 million on product launch in the European Union, and (ii) between $9 million and $11 million on product launch in the United States, depending on date of the launch.

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

The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 “Sale of Future Revenues”. The upfront unconditional payment of $10 million was recorded by AVANT as deferred revenue at December 31, 2005. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in the light of then current events and circumstances. Management cannot reasonably estimate Glaxo royalties for 2006; thus, the Company has classified the entire deferred revenue balance at December 31, 2005 as long-term.

On March 14, 2006, AVANT amended its agreement with PRF to accelerate a $40 million milestone payment, which will now be received on March 17, 2006. The payment had previously been due upon the first sale of Rotarix® in the European Union, which is expected to occur during the second quarter of 2006. Other financial terms of the PRF agreement were not changed.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

10. OTHER LONG-TERM LIABILITIES

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

At December 31, 2005, AVANT has recorded leasehold improvement assets of $1,227,800 and currently has a loan payable of $1,152,767 to MassDevelopment, of which $81,853 is classified as current and $1,070,914 as long-term. AVANT began amortizing the leasehold improvement assets in the third quarter of 2005 when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan payable is approximately $816,100 at December 31, 2005.

(B)   Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of equipment to be placed in the Fall River facility (the “Loan”). The Loan has a term of 84 months at an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book value of these collateralized assets at December 31, 2005 and 2004 was $880,690 and $897,924, respectively

At December 31, 2005, AVANT has recorded manufacturing and laboratory equipment assets of $903,657 and currently has a note payable of $806,961 to MassDevelopment, of which $135,603 is classified as current and $671,358 as long-term. AVANT began depreciating the manufacturing and laboratory equipment assets over the estimated economic lives of the assets this quarter when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $706,500 at December 31, 2005.

11. COMMITMENTS AND CONTINGENCIES

(A)   Commitments for the Renovations of the Needham Facility

In November 2005, AVANT entered into a Lease Amendment with the landlord which specified terms for the complete renovation of the Company’s Needham facility. The preliminary projected costs for the tenant improvements portion of the renovations project are approximately $6.9 million. As an incentive for AVANT to enter into the Lease Amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. As of December 31, 2005, AVANT had made payments and accrued costs totaling approximately $145,300 towards the tenant improvements portion of the renovations project.

AVANT IMMUNOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

11. COMMITMENTS AND CONTINGENCIES (Continued)

(B)   Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10. AVANT has entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work and remaining aggregate commitments as of December 31, 2005 total approximately $1,374,309. The Company has incurred $1,505,109 and $6,780,721, respectively, of expense related to the Lonza Agreement in the twelve-month period ended December 31, 2005 and from inception through December 31, 2005, of which $215,644 remained accrued at December 31, 2005.

12. DEFERRED SAVINGS PLAN

Under section 401(k) of the Internal Revenue Code of 1986, as amended, the Board of Directors adopted, effective May 1990, a tax-qualified deferred compensation plan for employees of AVANT. AVANT may, at its discretion, make contributions to the plan each year matching up to 1% of the participant’s total annual salary. AVANT contributions amounted to $38,700, $37,300 and $37,300 for the years ended December 31, 2005, 2004 and 2003, respectively.

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2005	Q1 2005	Q2 2005	Q3 2005	Q4 2005
Total revenue	$970,552	$637,161	$846,322	$634,306
Net loss	(4,868,499)	(4,733,940)	(4,514,434)	(3,979,697)
Basic and diluted net loss per common share	(0.07)	(0.06)	(0.06)	(0.05)

2004	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Total revenue	$3,030,697	$893,010	$527,510	$2,407,381
Net loss	(1,909,414)	(3,898,737)	(3,697,231)	(3,698,397)
Basic and diluted net loss per common share	(0.03)	(0.05)	(0.05)	(0.05)

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION.

We lease approximately 54,300 square feet of laboratory and office space in Needham, Massachusetts. In November 2005, we entered into a lease amendment which calls for the complete renovation of the Needham facility by the landlord and AVANT, reduces AVANT’s leased space to approximately 35,200 square feet of laboratory and office space beginning in 2007 and extends the lease through April 2017. Under this extension, we are obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the extension term. Aggregate rental payments including common area maintenance costs as defined for the years ended December 31, 2005 and 2004 for this facility were $2,069,170 and $1,902,874, respectively.

In November 2004, we opened our 11,800 square foot vaccine manufacturing facility in Fall River, Massachusetts to support the clinical development of our portfolio of bacterial vaccines, including vaccines for biodefense, as well other next-generation bacterial vaccines for clinical trials and eventually commercial sale. In November 2005, we entered into a lease amendment which increases AVANT’s leased space at the Fall River facility by an additional 2,500 square feet of space.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item appears under the caption “Proposal 2—Election of Directors” and “Management” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

Item 11.                 EXECUTIVE COMPENSATION

Information in response to this Item appears under the caption “Management” of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company’s 1999 Stock Option and Incentive Plan (the “1999 Plan”) and the Company’s 1994 Employee Stock Purchase Plan (the “1994 Plan”). Footnote (4) to the table sets forth the total number of shares of common stock of the Company issuable upon the exercise of assumed options as of December 31, 2005, and of assumed options and warrants as of August 21, 1998, and the weighted average exercise price of these options and warrants.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders[2]	2,837,376[3,4]	$2.49	1,861,215[5]

1                    Does not include any Restricted Stock as such shares are already reflected in the Company’s outstanding shares.

2                    Consists of the 1999 Plan and the 1994 Plan.

3                    Does not include purchase rights accruing under the 1994 Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

4                    Does not include: (i) outstanding options to acquire 9,306 shares, at a weighted-average exercise price of $8.10 per share, that were assumed in connection with the 2000 merger of Megan with and into the Company, under Megan’s Stock Option Plan—no future options may be granted under Megan’s Stock Option Plan; and (ii) outstanding options to acquire 128,268 shares, at a weighted-average exercise price of $3.53 per share, that were assumed in connection with the 1998 merger of VRI with and into the Company, under the VRI Stock Option Plan—no future options may be granted under the VRI Stock Option Plan.

5                    Includes shares available for future issuance under the 1994 Plan.

Additional information in response to this Item appears under the caption “Beneficial Ownership of Common Stock” of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item appears under the caption “Proposal 2—Election of Directors” and “Management” of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item appears under the caption “Principal Accountant Fees and Services” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated by reference.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)       The following documents are filed as part of this Form 10-K:

(1)         Financial Statements:

See “Index to Consolidated Financial Statements” at Item 8.

(2)         Financial Statement Schedules:

Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

(3)         Exhibits:

No.	Description	Page No.
2.1	Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 12, 2000
2.2	First Amendment to Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed December 12, 2000
3.1	Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.4	Amended and Restated By-Laws of the Company as of November 10, 1994	Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.5	Third Certificate of Amendment of Third Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed May 10, 2002
3.6	Certificate of Elimination of Series C-1 Junior Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed March 16, 2005

3.7

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of AVANT Immunotherapeutics, Inc. classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock

Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A filed November 8, 2004
4.1	Shareholder Rights Agreement dated November 5, 2004 between the Company and EquiServe Trust Company, N.A. as Rights Agent	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed November 8, 2004
10.1	AVANT Immunotherapeutics, Inc. 2004 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 19, 2004 pursuant to Section 14 (a) of the Exchange Act
10.2	Megan Health, Inc. Stock Option Plan	Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-52796), filed December 27, 2000
10.3	AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on April 1, 1999
10.4	Virus Research Institute, Inc. 1992 Equity Incentive Plan as amended and restated	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed March 28, 2000
10.5	Performance Plan of the Company	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed March 28, 2000
10.6	Form of Agreement relating to Change of Control	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed March 28, 2000
10.7	Amended and Restated Employment Agreement between the Company and Una S. Ryan, Ph.D. dated August 20, 1998	Incorporated by reference to Exhibit 10.8 of he Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998
10.8	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	Incorporated by reference to Exhibit 10.11 of the Company’s quarterly report on Form 10-Q/A for the quarterly period ended June 30, 1996 (File No. 0-15006)
10.9	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.10	Option Agreement by and between the Company and Novartis Pharma AG dated as of October 31, 1997, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1997
10.11	Settlement Agreement between the Company and Forest City 38 Sidney Street, Inc.; Forest City Management, Inc.; and Forest City Enterprises, Inc.	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997
10.12	Agreement between Lonza Biologics plc and the Company dated as of April 19, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.13	Stock Purchase Agreement dated December 1, 2000 by and between the Company and Pfizer Inc	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.14	License and Royalty Agreement by and between Pfizer Inc, the Company and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.15	Amendment to License and Royalty Agreement by and between Pfizer Inc., the Company and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.16	Collaborative Research and Development Agreement by and between Pfizer Inc. and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.17	Exclusive License Agreement between AVANT Immunotherapeutics, Inc. and DynPort Vaccine Company, LLC dated as of October 10, 2001, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.18	First Amendment to AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.19	First Amendment to Amended and Restated Employment Agreement between the Company and Una S. Ryan, Ph.D. dated as of December 23, 2002	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.20	License Agreement between Virus Research Institute, Inc. and SmithKline Beecham PLC dated as of December 1, 1997, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.21	Amendment Agreement, dated January 9, 2003, between the Company and SmithKline Beecham PLC	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.22	License Agreement, dated as of January 31, 2003, by and between the Company and Elan Drug Delivery Limited	Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.23	License and Clinical Trials Agreement, effective as of February 27, 1995, between Virus Research Institute, Inc. and the James N. Gamble Institute of Medical Research	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.24	License Agreement, dated as of May 1, 1992, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.25	Amendment to License Agreement, dated July 23, 1993, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.26	Amendment to License Agreement, dated as of August 2, 2000, by and between the President and Fellows of Harvard College and the Company	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.27	PHS Patent License Agreement, dated March 25, 1998, by and between the National Institutes of Health and Virus Research Institute, Inc.	Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.28	License Agreement, dated as of November 25, 1988, by and among The Johns Hopkins University, Brigham and Women’s Hospital and the Company f/k/a T Cell Sciences, Inc.	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.29	Subcontractor Service Agreement by and between DynPort Vaccine Company LLC and AVANT, dated January 15, 2003	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.30	Subcontract modification by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
10.31	Subcontract by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
10.32	Second Amendment to Amended and Restated Employment Agreement between AVANT and Una S. Ryan, Ph.D., dated as of September 18, 2003	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
10.33	Restricted Stock Unit Agreement between AVANT and Una S. Ryan, dated September 18, 2003	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
10.34	Amendment to AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003
10.35	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.36	Security Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.37

Secured Promissory Note: Equipment Loan, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment

Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.38	Non-Exclusive License Agreement, by and between the Company and AdProTech Ltd., dated as of March 10, 2004, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.39	Design/Builder Agreement, dated August 20, 2004 by and between AVANT Immunotherapeutics, Inc. and SPEC Process Engineering & Construction, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.40	First Amendment to Lease by and between the Company and DIV Needham 53 LLC dated November 29,2005	Filed herewith
10.41	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	Filed herewith
18.0	Letter regarding Change in Accounting Principle	Incorporated by reference to Exhibit 18.0 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003
21.0	List of Subsidiaries	Incorporated by reference to Exhibit 21.0 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Filed herewith

(B)        Reports on Form 8-K.

We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2005.

1.                On October 27, 2005, we filed a Current Report on Form 8-K under Items 2.02 and 9.01.

2.                On November 21, 2005, we furnished a Current Report on Form 8-K under Items 5.02, 7.01 and 9.01.

3.                On November 21, 2005, we filed a Current Report on Form 8-K under Item 1.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	AVANT IMMUNOTHERAPEUTICS, INC.
March 7, 2006	By:	/s/ UNA S. RYAN
Una S. Ryan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ UNA S. RYAN	President, Chief Executive Officer,	March 7, 2006
(Una S. Ryan)	and Director
/s/ AVERY W. CATLIN	Senior Vice President, Chief	March 7, 2006
(Avery W. Catlin)	Financial Officer and Treasurer
/s/ HARRY H. PENNER, JR.	Director	March 13, 2006
(Harry H. Penner, Jr.)
/s/ KAREN S. LIPTON	Director	March 13, 2006
(Karen S. Lipton)
/s/ LARRY ELLBERGER	Director	March 7, 2006
(Larry Ellberger)
/s/ ALF A. LINDBERG	Director	March 7, 2006
(Alf A. Lindberg)
/s/ FRANCIS R. CANO	Director	March 8, 2006
(Francis R. Cano)