Form 10-Q
period 2006-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2006-05-10
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☒

As of May 3, 2006, 74,172,695 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended March 31, 2006
Table of Contents

Part I — Financial Information

Unaudited, Consolidated Balance Sheets at March 31, 2006 and December 31, 2005

Unaudited, Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Unaudited, Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Part II — Other Information

Item 1A. Risk Factors

Item 6. Exhibits

Signatures

Certifications

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$59,755,919	$23,419,434
Accounts Receivable	716,219	418,380
Prepaid Expenses and Other Current Assets	777,760	767,082

Total Current Assets	61,249,898	24,604,896

Property and Equipment, Net	6,203,757	5,743,663
Intangible and Other Assets	4,818,296	5,067,073
Goodwill	1,036,285	1,036,285

Total Assets	$73,308,236	$36,451,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$598,510	$1,140,578
Accrued Expenses	2,857,507	2,334,708
Current Portion of Deferred Revenue	2,846,981	—
Current Portion of Other Long-Term Liabilities	210,157	217,457

Total Current Liabilities	6,513,153	3,692,743

Deferred Revenue	46,602,216	10,000,000
Other Long-Term Liabilities	2,004,333	1,870,051

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—

Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,393,014 Issued and 74,172,695 Outstanding at March 31, 2006 and 74,387,087 Issued and 74,166,768 Outstanding at December 31, 2005	74,393	74,387
Additional Paid-In Capital	257,185,249	258,139,855
Deferred Compensation	—	(1,225,000)
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Deficit	(238,843,462)	(235,872,473)

Total Stockholders’ Equity	18,188,534	20,889,123

Total Liabilities and Stockholders’ Equity	$73,308,236	$36,415,917

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUE:
Product Development and Licensing Agreements	$2,619,974	$71,457
Government Contracts and Grants	500,207	866,087
Product Royalties	586,306	33,008

Total Revenue	3,706,487	970,552

OPERATING EXPENSE:
Research and Development	4,348,707	4,030,618
General and Administrative	1,988,514	1,710,784
Amortization of Acquired Intangible Assets	248,778	248,778

Total Operating Expense	6,585,999	5,990,180

Operating Loss	(2,879,512)	(5,019,628)

Investment and Other Income, Net	280,521	151,129

Loss before Provision for Income Taxes	(2,598,991)	(4,868,499)

Provision for Income Taxes	372,000	—

Net Loss	$(2,970,991)	$(4,868,499)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(0.07)

Weighted Average Common Shares Outstanding	74,172,563	74,131,999

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:
Net Loss	$(2,970,991)	$(4,868,499)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	473,080	342,351
Stock-Based Compensation Expense	264,255	121,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	(297,839)	1,313,899
Prepaid and Other Current Assets	(10,678)	(100,829)
Accounts Payable and Accrued Expenses	(19,269)	(878,909)
Deferred Revenue	39,449,197	25,795
Other Long-Term Liabilities	198,707	—

Net Cash Provided by (Used in) Operating Activities	37,086,462	(4,045,192)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(684,397)	(359,717)
Other Non-Current Assets	—	1,000

Net Cash Used in Investing Activities	(684,397)	(358,717)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	6,145	2,055
Proceeds from Exercise of Stock Options and Warrants	—	427
Payment of Long-Term Liabilities	(71,725)	(30,947)

Net Cash Used in Financing Activities	(65,580)	(28,465)

Net Increase (Decrease) in Cash and Cash Equivalents	36,336,485	(4,432,374)

Cash and Cash Equivalents at Beginning of Period	23,419,434	31,741,494

Cash and Cash Equivalents at End of Period	$59,755,919	$27,309,120

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$35,737	$31,108

See Note 9.

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

(1)           Nature of Business

AVANT Immunotherapeutics, Inc. (the “Company” or “AVANT”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a broad portfolio of vaccines and therapeutics against cardiovascular, viral and bacterial diseases. These include a treatment to reduce complement-mediated tissue damage associated with cardiac by-pass surgery, single-dose oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a proprietary vaccine candidate for cholesterol management. In addition, the Company is developing the VitriLife® preservation and lyophilization technologies for use in manufacturing AVANT’s oral vaccines and certain other non-injectable applications. AVANT further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in the development of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines to combat threats of biological warfare and vaccines addressed to global health, human food safety and animal health.

The unaudited consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly owned subsidiary, Megan Health, Inc. (“Megan”). All intercompany transactions have been eliminated.

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted, although the Company believes that the disclosures included, when read in conjunction with AVANT’s Annual Report on Form 10-K for the year ended December 31, 2005, are adequate to make the information presented not misleading. The accompanying December 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)           Paul Royalty Fund

In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Rotarix® is licensed to GlaxoSmithKline plc (“Glaxo”). The terms of the agreement with PRF include an upfront unconditional payment from PRF totaling $10 million received in 2005 and the following milestone payments: (i) $40 million for product launch in the European Union received March 17, 2006, and (ii) between $9 million and $11 million on product launch in the United States, depending on date of the launch.

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

On March 14, 2006, AVANT amended its agreement with PRF to accelerate the $40 million milestone payment, which was received on March 17, 2006. The payment had previously been due upon the first sale of Rotarix® in the European Union, which was expected to occur during the second quarter of 2006. Other financial terms of the PRF agreement were not changed.

The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 “Sale of Future Revenues.”  The upfront unconditional payment of $10 million and the $40 million milestone payment for launch in the European Union were recorded by AVANT as deferred revenue upon receipt. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in light of then current events and circumstances. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. AVANT remitted $1.4 million of the Glaxo milestone payment to PRF in accordance with the PRF agreement. As a result, in the first quarter of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales. Based on management’s best estimates of the amount and timing of Glaxo royalties, the Company has classified $2,846,981 and $46,602,216 of the deferred revenue balance at March 31, 2006 as short-term and long-term, respectively.

(4)           Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $264,255, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock units of $87,552, $1,703 and $175,000, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. Stock-based compensation expense of $121,000 related to restricted stock unit awards was recognized during the three months ended March 31, 2005. Stock-based compensation expense of $264,255 and $121,000 was reflected as operating cash flows in the Consolidated Statements of Cash Flows for the three-months ended March 31, 2006 and 2005, respectively. The adoption of SFAS 123(R) had an inmaterial impact on earnings per share. See Note 10 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the straight-line method and compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will also be recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted beginning in fiscal 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

In September 2005, November 2004 and September 2003, the Company awarded Restricted Stock Units to Dr. Una Ryan, its President and CEO, and recorded non-cash deferred compensation amounting to $270,000, $832,000 and $1,104,000, respectively.  The Company determined the value of restricted stock unit awards base on the closing price of AVANT’s common stock on the award date.  The value of the restricted stock unit awards is being amortized over their vesting period, or four years. Certain of the restricted stock unit awards vest over four years but will vest in their entirety upon the earlier of the sale of the Company or Dr. Ryan's retirement at or after age 65. The value of these restricted stock unit awards is being amortized over approximately two years until Dr. Ryan attains age 65. AVANT has applied an estimated forfeiture rate of zero to the restricted stock unit awards.

The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(5)           Trade and Other Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its trade accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts receivable consists of the following:

	March 31, 2006	December 31, 2005

Trade Receivables	$519,969	$383,416
Other Receivables	196,250	34,964
	$716,219	$418,380

Other receivables at March 31, 2006 represent interest receivable from a bank, a receivable due from the Company’s Needham landlord and a receivable for the sale of excess laboratory equipment. Other receivables at December 31, 2005 represent interest receivable from a bank.

(6)           Property and Equipment

Property and equipment includes the following:

	March 31, 2006	December 31, 2005

Laboratory Equipment	$2,998,020	$2,966,354
Manufacturing Equipment	1,234,844	1,054,512
Office Furniture and Equipment	1,904,780	1,893,623
Leasehold Improvements	4,563,347	4,510,075
Construction in Progress	1,368,594	960,624
Total Property and Equipment	12,069,585	11,385,188
Less Accumulated Depreciation and Amortization	(5,865,828)	(5,641,525)
	$6,203,757	$5,743,663

The Company has recognized $15,975 of capitalized interest costs incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Fall River and Needham facilities during the three-month period ended March 31, 2006. The total amount of interest expense incurred by AVANT during the three-month period was $26,455.

Depreciation expense related to equipment and leasehold improvements was $246,002 and $93,574 for the three months ended March 31, 2006 and 2005, respectively.

(7)           Intangible and Other Assets

Intangible and other assets include the following:

	March 31, 2006				December 31, 2005
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	$1,090,000	$(1,090,000)	$—	$1,090,000	$(1,090,000)	$—
Core Technology	10 years	3,786,900	(1,603,026)	2,183,874	3,786,900	(1,508,352)	2,278,548
Developed Technology	7 years	3,263,100	(2,483,200)	779,900	3,263,100	(2,366,800)	896,300
Strategic Partner Agreement	17 years	2,563,900	(804,359)	1,759,541	2,563,900	(766,656)	1,797,244

Total Intangible Assets		10,703,900	(5,980,585)	4,723,315	10,703,900	(5,731,808)	4,972,092

Other Non Current Assets		94,981	—	94,981	94,981	—	94,981
		$10,798,881	$(5,980,585)	$4,818,296	$10,798,881	$(5,731,808)	$5,067,073

All of the Company’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $248,778 for the three-month periods ended March 31, 2006 and 2005, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2006 for the remainder of fiscal year 2006 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2006 (remaining nine months)	$746,334
2007	960,212
2008	529,512
2009	529,512
2010	514,622
2011	350,822

(8)           Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.”  The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, warrants and restricted stock units. Options and warrants to purchase 3,964,060 and 3,615,528 shares of common stock and restricted stock units totaling 1,000,000 and 800,000 shares were not included in the computations of weighted average common shares for the periods ended March 31, 2006 and 2005, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

(9)           Employee Stock Benefit Plans

Restricted Stock Unit Awards

On September 21, 2005, AVANT awarded Dr. Una Ryan, its President and CEO, 200,000 Restricted Stock Units. The Restricted Stock Units vest over four years but will vest in their entirety upon the earlier of the sale of the Company or Dr. Ryan’s retirement at or after age 65. The Company determined the value of the Restricted Stock Units to be $270,000, based on a valuation of $1.35 per share, the closing price of AVANT’s common stock on the award date. The value of the Restricted Stock Units is being amortized over approximately 15 months until Dr. Ryan attains age 65, and is being recorded as compensation expense. In connection with the award, the Company has recognized $54,000 as stock-based compensation expense in the statement of operations during the three-month period ended March 31, 2006.

In November 2004 and September 2003, the Company also awarded Restricted Stock Units to Dr. Ryan and recorded non-cash deferred compensation amounting to $832,000 and $1,104,000, respectively. The value of the Restricted Stock Units is being amortized over their vesting period, or four years, and is being recorded as compensation expense. In connection with the award, the Company has recognized $121,000 as stock-based compensation expense in the statement of operations during the three-month periods ended March 31, 2006 and 2005, respectively.

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”) was adopted on May 13, 2004. All full time employees of AVANT are eligible to participate in the 2004 Plan. A total of 150,000 shares of common stock are reserved for issuance under the 2004 Plan. Under the 2004 Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. During the three months ended March 31, 2006 and 2005, the Company issued 5,927 and 1,202 shares, respectively, under the 2004 Plan. At March 31, 2006, 132,422 shares were available for issuance under the 2004 Plan.

The 2004 Plan is a compensatory plan under SFAS 123R. The requisite service period for compensation cost resulting from the 2004 Plan is the period over which the employee participates in the plan and pays for the shares.  AVANT has historically established two purchase periods during each year—January 1 to June 30 and July 1 to December 31. The requisite service period begins on the enrollment date (the start of the offering period) and ends on the purchase date and is determined to be six months.

The current purchase period began January 1, 2006. The Company has established the risk-free interest rate assumption to be 4.4% using the 6-month rate on a traded zero-coupon U.S. Treasury bond. The Company used its historical volatility rate of 56% for the 6-month period preceding the grant date for the current stock purchase period. The Company has concluded that volatility during the current purchase period is expected to be consistent with the calculated historical volatility rate. Finally, the Company established the expected term for the current stock purchase period as six months.  Based on these assumptions, the Company has calculated that the fair value for the 7,500 shares in the current stock purchase period is $3,405. For the three months ended March 31, 2006, stock-based compensation of $1,703 was recognized under SFAS 123R for the current stock purchase period under the 2004 Plan.

Employee Stock Option Plans

Stock Option Plan Description

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

The 1999 Plan, as amended in 2002, allows for a maximum of 3,500,000 shares of common stock to be issued prior to May 6, 2009. The Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. The Board of Directors has granted employee stock option awards with four-year vesting periods. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AVANT) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of AVANT). Vesting of all employee stock option awards is accelerated upon a change in control as defined in the 1999 Plan.

The 1999 Plan provides for the automatic grant of non-qualified stock options to non-employee directors. Each non-employee director who is serving as a director of the Company on the fifth business day after each annual meeting of stockholders will automatically be granted on such day a non-qualified stock option to acquire 10,000 shares of common stock. The exercise price of each such non-qualified stock option is the fair market value of common stock on the date of grant. Each such non-qualified stock option is exercisable on the first anniversary of the grant date. Such non-qualified stock options will expire ten years from the date of grant. The 1999 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all non-employee director stock option awards is accelerated upon a change in control as defined in the 1999 Plan.

On November 17, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee, the Board of Directors of AVANT approved full acceleration of the vesting of otherwise unvested stock options that had an exercise price of $2.00 or greater granted under the 1999 Plan that were held by employees, officers and non-employee directors. As a result of the Board of Directors’ action, a total of 265,935 of such “out-of-the-money” unvested stock options, having a weighted average exercise price of $2.37 per share, became exercisable effective November 17, 2005, rather than the later dates when such options would have vested in the normal course. The Company determined the value of the “out-of-the-money” unvested stock options to be $360,100. This action was taken in accordance with the applicable provisions of the 1999 Plan. The Board’s decision to accelerate the vesting of these “out-of-the-money” stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following AVANT’s adoption in the first quarter of 2006 of SFAS 123R.

General Option Information

A summary of stock option activity for the three months ended March 31, 2006 and 2005 is as follows:

	2006
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at January 1,	2,974,950	$2.55	$4.86
Granted	568,250	2.00	4.14
Exercised	—	—	—
Canceled/forfeited	(3,812)	1.78	—
Expired	(19,772)	2.72	—

Outstanding at March 31,	3,519,616	$2.46	$6.64

At March 31,
Options exercisable	2,616,871	$2.67
Available for grant	1,306,216
Weighted average fair value of options granted during three-month period		$1.50

The aggregate intrinsic value of options outstanding at March 31, 2006 was $1,453,256, of which $968,603 related to exercisable options.

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the 2004 Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit awards under SFAS 123(R) for the three months ended March 31, 2006 which was allocated as follows:

March 31, 2006

Research and development	$33,395
General and administrative	230,860
Total stock-based compensation expense	$264,255

Stock-based compensation expense recognized for the three months ended March 31, 2006 and 2005 included $175,000 and $121,000, respectively, related to restricted stock unit awards, all of which were allocated to general and administrative expenses.

Based on basic and diluted weighted average common shares outstanding of 74,172,563, the effect of stock-based compensation expense recorded under SFAS 123R was approximately $0.004 per share.

The table below reflects the pro forma information for the three months ended March 31, 2005 as follows:

March 31, 2005
Net Loss:
As reported for prior years	$4,868,499
Less: Stock-based employee compensation expense as reported	(121,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	258,389
Net loss, including the effect of stock-based compensation expense	$5,005,888

Basic and diluted net loss per share — as reported for prior periods	$0.07

Basic and diluted net loss per share, including the effect of stock-based compensation expense	$0.07

As of March 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $1,091,241 which is expected to be recognized as expense over a weighted average period of 2.6 years. As of March 31, 2006, total compensation cost related to non-vested restricted stock unit awards not yet recognized was $1,446,000 which is expected to be recognized over a weighted average period of 1.1 years.

Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant also using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

The fair values of employee stock options granted during the three months ended March 31, 2006 and 2005 were valued using the Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2006	2005
Expected stock price volatility	85%	85%
Expected option term	6.25 Years	5 Years
Risk-free interest rate	4.3 — 4.8%	3.6 — 4.3%
Expected dividend yield	None	None

The Company used its historical stock price volatility as the basis for its expected volatility assumption consistent with SFAS 123(R) and SAB 107 for its employee stock options and employee stock purchases. Prior to fiscal 2006, the Company had also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The Company has assessed that its historical volatility is representative of expected future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected life for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected life for its stock option awards. The expected life assumption for employee option grants made during the three months ended March 31, 2006 was 6.25 years. There were no grants to non-employee directors during the three months ended March 31, 2006. Prior to fiscal 2006, the Company used an option-pricing model to indirectly estimate the expected life of the stock options based upon historical data.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience by applying a 10 percent forfeiture rate to employee stock option awards granted during the three months ended March 31, 2006. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

(10)         Income Taxes

The $40 million milestone payment received from PRF during the first quarter of 2006 will result in taxable income for the Company. The regular taxable income generated by this transaction will be fully offset with available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that will result from receipt of this milestone.

(11)         Product Development and Licensing Agreements

AVANT’s revenue from product development and licensing agreements was received pursuant to contracts with different organizations. Total revenue recognized by the Company in connection with these contracts for the three-month periods ended March 31, 2006 and 2005 were $2,619,974 and $71,457, respectively. A summary of these contracts follows:

(A)         GlaxoSmithKline plc (“Glaxo”)

During 1997, AVANT entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus vaccine and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo filed for market approval with the European regulatory authorities in late 2004, triggering a $2 million milestone fee payable to AVANT, 50% of which is creditable against future royalties. The amount was recorded as revenue in 2004 as AVANT has no obligation to incur any research and development costs in connection with this agreement. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. AVANT is obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 4). Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively.

In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. Revenue of $2.6 million was recorded in the first quarter of 2006 as AVANT has no continuing obligations to incur any research and development costs in connection with the Glaxo agreement and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement. In addition, the Company recorded $600,000 of research and development expense in the first quarter of 2006 for amounts which will be payable to CCH in connection with the aforementioned 2006 milestone payment. Glaxo has agreed to make further payments, which could total up to $1.5 million, upon achievement of a specific milestone.

(B)         Pfizer Inc (“Pfizer”)

The Company entered into a licensing agreement with Pfizer’s Animal Health Division whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines. Under the agreement, AVANT may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. AVANT may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. AVANT has no obligation to incur any research and development costs in connection with this agreement.

(C)         DynPort Vaccine Company LLC (“DVC”)

In October 2001, the Company granted DVC a license for exclusive rights to use certain components of its anthrax vaccine technology. Under the agreement, AVANT is entitled to annual $50,000 license maintenance payments, with respect to which AVANT has received $200,000 in the aggregate, including $50,000 received in the first quarter of 2005, and milestone payments of up to $700,000 in the aggregate, $100,000 of which AVANT has recognized as revenue. The annual license fee is recognized as revenue on a straight line basis over the year. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005.

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of March 31, 2006, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the three months ended March 31, 2006 and 2005, AVANT recognized $429,837 and $835,557, respectively, in government contract revenue from DVC. Through March 31, 2006, AVANT had received approximately $8.3 million in payments under the various subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

(D)         Inflazyme Pharmaceuticals Ltd. (“Inflazyme,” formerly AdProTech, Ltd (“AdProTech”))

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

(12)         Other Long-Term Liabilities

In December 2003, AVANT entered into a Lease Agreement, a Secured Promissory Note: Equipment Loan and a Security Agreement with the Massachusetts Development Finance Agency (“MassDevelopment”), an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out a manufacturing facility in Fall River, Massachusetts.

(A)         Loan Payable

Under the Lease Agreement, AVANT received a Specialized Tenant Improvement Loan of $1,227,800 to finance the build-out of its Fall River facility. Principal and interest payments on the loan are due monthly using an amortization period of 15 years and an interest rate of 5.5% per annum.

At March 31, 2006, AVANT has recorded leasehold improvement assets of $1,227,800 and currently has a loan payable of $1,125,483 to MassDevelopment, of which $75,032 is classified as current and $1,050,451 as long-term. AVANT began amortizing the leasehold improvement assets this quarter when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan payable is approximately $802,500 at March 31, 2006.

(B)         Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months at an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book value of these collateralized assets at March 31, 2006 and December 31, 2005 was $858,245 and $880,690, respectively.

At March 31, 2006, AVANT has recorded manufacturing and laboratory equipment assets of $903,657 and currently has a note payable of $762,520 to MassDevelopment, of which $126,377 is classified as current and $636,143 as long-term. AVANT began depreciating the manufacturing and laboratory equipment assets over the estimated economic lives of the assets this quarter when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $672,900 at March 31, 2006.

(13)         Commitments and Contingencies

(A)         Commitments for the Renovations of the Needham Facility and Improvements to the Fall River Facility

In November 2005, AVANT entered into a Lease Amendment with the landlord which specified terms for the complete renovation of the Company’s Needham facility. The current projected costs for the tenant improvements portion of the renovations project are approximately $7.7 million. As an incentive for AVANT to enter into the Lease Amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. The Company will record the full cost of the Needham renovation project as an asset and the amounts of landlord incentive will be recorded as deferred rent (included under “Other Long Term Liabilities” account in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1 “Issues Related to Accounting for Leases.”  Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term when the renovation project is complete and will be classified as an operating activity in the Consolidated Statement of Cash Flows.

In November 2005, AVANT amended the MassDevelopment lease to increase the rentable space by approximately 2,500 square feet to approximately 14,300 square feet at the Fall River facility. The landlord is providing a tenant incentive allowance of $49,740 against the cost of alterations and improvements required by AVANT to be made to the expanded space. As of March 31, 2006, none of the tenant incentive allowance has been received. In April 2005, AVANT entered into a Design/Build Contract with a design/builder for the build-out of the expanded space. The contract amount totals $345,000.

(B)         Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10. AVANT has entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work and remaining aggregate commitments as of March 31, 2006 total approximately $917,516. The Company has incurred $320,248 and $7,100,968, respectively, of expense related to the Lonza Agreement in the three-month period ended March 31, 2006 and from inception through March 31, 2006, of which $96,754 remained accrued at March 31, 2006.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to:  (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons and other disease causing agents; (3) the ability to successfully complete development and commercialization of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, GlaxoSmithKline; (9) Glaxo’s strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets;  (10)  changes in existing and potential relationships with corporate collaborators; (11) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (12) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, CETi-1, CholeraGarde® (Peru-15) and Ty800, among other purposes, for adults undergoing cardiac surgery, to raise serum HDL cholesterol levels and to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (13) the ability to obtain substantial additional funding; (14) the ability to develop and commercialize products before competitors and that are superior to the alternatives developed by competitors; (15) the ability to retain certain members of management; and (16) other factors detailed from time to time in filings with the Securities and Exchange Commission. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

AVANT’s principal activity since our inception has been research and product development conducted on its own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators. AVANT was incorporated in the State of Delaware in December 1983.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 to our 2005 Form 10-K. Other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), there has been no changes to these policies since December 31, 2005. Readers are encouraged to review these critical accounting policies in conjunction with the review of this Form 10-Q.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan

(“employee stock purchases”) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $264,255, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock units of $87,552, $1,703 and $175,000, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. Stock-based compensation expense of $121,000 related to restricted stock unit awards was recognized during the three months ended March 31, 2005. Stock-based compensation expense of $264,255 and $121,000 was reflected as operating cash flows in the Consolidated Statements of Cash Flows for the three-months ended March 31, 2006 and 2005, respectively. The adoption of SFAS 123(R) had an immaterial impact on earnings per share. See Note 10 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant also using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $1.50 per share using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2006
Expected stock price volatility	85%
Expected option term	6.25 Years
Risk-free interest rate	4.3 — 4.8%
Expected dividend yield	None

The Company used its historical stock price volatility as the basis for its expected volatility assumption consistent with SFAS 123(R) and SAB 107 for its employee stock options and employee stock purchases. Prior to fiscal 2006, the Company had also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The Company has assessed that its historical volatility is representative of expected future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected life for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected life for its stock option awards. The expected life assumption for employee option grants made during the three months ended March 31, 2006 was 6.25 years. There were no grants to non-employee directors during the three months ended March 31, 2006. Prior to fiscal 2006, the Company used an option-pricing model to indirectly estimate the expected life of the stock options based upon historical data.

As stock-Based compensation expense recognized in the Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience by applying a 10 percent forfeiture rate to employee stock option awards granted during the three months ended March 31, 2006. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

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

The Company has actively developed and acquired innovative technologies — especially novel approaches to vaccine creation. The development of immunotherapeutic vaccines like the CETP vaccine and the marriage of innovative bacterial vector delivery technologies with unique manufacturing processes offer the potential for a new generation of vaccines. In addition, AVANT’s vaccine technologies can provide rapid protection against bacterial illnesses which may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks.

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

During the past five years through the end of 2005, AVANT incurred an aggregate of $74 million in research and development costs. During the three months ended March 31, 2006, AVANT incurred an aggregate of $4.3 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the two years ended December 31, 2005 and 2004 and the three-month periods ended March 31, 2006 and 2005. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,		Years Ended December 31,
	2006	2005	2005	2004
Bacterial Vaccines:
CholeraGarde®	$678,500	$92,100	$1,257,200	$123,100
Ty800	102,700	130,500	404,500	688,300
Other	361,400	116,600	528,900	332,500
BioDefense Vaccines:	572,900	565,800	2,470,700	3,082,800
Cholesterol Management Vaccine:
CETi-1	360,100	155,000	650,800	816,900
Complement Inhibitors:
TP10/TP20	1,117,400	2,686,400	8,327,200	7,706,300
Food Safety & Animal Health Vaccines:	4,600	700	9,900	12,600
Viral Vaccines:
Rotarix® vaccine	648,600	—	—	500,000
Avian Flu	141,400	—	—	—
Therapore®/HIV	—	1,500	11,800	184,900
Other Programs:	361,100	282,000	402,300	426,400

Total R&D Expense	$4,348,700	$4,030,600	$14,063,300	$13,873,800

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represents the first in an expected series of worldwide approvals and commercial launches for the product. Glaxo has launched in additional Latin American and Asia Pacific countries during 2005 and 2006. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. Glaxo has agreed to make further payments, which could total up to $1.5 million, upon achievement of a specific milestone. AVANT licensed-in the Rotarix ® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 4 of our unaudited consolidated financial statements). Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH.

On March 14, 2006, AVANT amended its agreement with PRF to accelerate the $40 million milestone payment, which was received on March 17, 2006. The payment had previously been due upon the first sale of Rotarix® in the European Union, which was expected to occur during the second quarter of 2006. Other financial terms of the PRF agreement were not changed.

Complement Inhibitors:  TP10, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models. AVANT believes that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, and myasthenia gravis. AVANT has elected to develop TP10 for cardiac surgery. In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of a Phase 2 adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit in male patients participating in the trial directly related to mortality, which was impressive, but, with no treatment benefit observed in female patients. In February 2004, AVANT started a Phase 2b double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial examined the effect of TP10 versus placebo at approximately 30 sites throughout the United States. The goals of the trial were to clarify the treatment effect that TP10 has for women undergoing high risk cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial. In February 2006, AVANT reported that the females-only study did not meet the primary endpoint, thus confirming the results for female subjects in the previous TP10 trial. Therefore, given the strong efficacy data in males shown in this previous study, AVANT believes there is a clear clinical development pathway for a males-only indication for TP10 in cardiac bypass surgery. Males represent 75% of the U.S. market opportunity in cardiac bypass surgery. AVANT believes that the TP10 program is now well positioned for a males-only cardiac bypass surgery indication. AVANT plans to seek a corporate partner to complete development and to commercialize TP10.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $32.3 million in research, development, contract manufacturing and clinical costs. During the three months ended March 31, 2006, the Company incurred approximately $1.1 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program.

Bacterial Vaccines:  AVANT’s goal is to become a leading developer of innovative vaccines that address health care needs on a global basis. In this regard, AVANT acquired VitriLife®, a technology with the potential to reduce manufacturing costs and improve product stability, eliminating the need for vaccine refrigeration during shipping and storage. With this and other drying and preservation technologies and AVANT’s Cholera- and Salmonella-vectored delivery technologies, named VibrioVec® and SalmoVec™, the Company can now develop a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and increased thermostability.

Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. During 2002, AVANT completed a Phase 2 dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of Phase 2 trials in December 2002 with the International Vaccine Institute (“IVI”) in Bangladesh where cholera is endemic. In July 2005, Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses. Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial. AVANT is preparing for a CholeraGarde® Phase 3 clinical study in the U.S. planned for early 2007.

In July 2005, AVANT reported that it and Harvard Medical School would receive approximately $500,000 from the National Institutes of Health to apply AVANT’s VitriLife® formulation to CholeraGarde®. In the future, AVANT plans to utilize VitriLife®, a proprietary technology that confers thermostability to live bacterial vaccines, and other drying and preservation technologies at the Fall River facility for its other bacterial vaccines.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development and clinical costs on its CholeraGarde® program. During the three months ended March 31, 2006, AVANT incurred approximately $678,500 in research, development and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (“NIAID”) of the National Institutes of Health (“NIH”) and AVANT agreed for the NIAID to conduct a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID funded the production of Ty800 vaccine for clinical testing and initiated the Phase 1/2 trial at a NIH-funded clinical site in February 2006. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $5.3 million in research, development, contract manufacturing and clinical costs on its Ty800 program. During the three months ended March 31, 2006, AVANT incurred approximately $102,700 in research, development and clinical costs on its Ty800 program.

Finally, AVANT is developing three additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide.

These three programs are in pre-clinical development. In 2006, AVANT expects to allocate resources to further the development of a two-vaccine combination product containing ETEC and Shigella or Campylobacter addressed to the travelers’ market. In April 2005, AVANT was awarded a Phase I Small Business Innovation Research (“SBIR”) grant to support the development of a live attenuated salmonella vaccine against campylobacter. The NIAID award provides approximately $131,000 in funding and work was started by AVANT during the third quarter of 2005. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.2 million in research, development, contract manufacturing and clinical costs on these pre-clinical programs. During the three months ended March 31, 2006, AVANT incurred approximately $361,400 in research, development and clinical costs on these pre-clinical programs.

BioDefense Vaccines:  The attenuated live bacteria used to create AVANT’s single-dose oral vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. By engineering key disease antigens into the DNA of the vector organisms, AVANT expects to be able to extend the protective ability of its single-dose oral vaccines to a wide variety of illnesses. AVANT believes that its vector technologies may prove useful for improving and expanding America’s vaccine arsenal against microbial agents used in war or terrorist attacks.

In October 2001, AVANT granted DVC LLC (“DVC,” formerly DynPort Vaccine Company LLC) (“DVC”) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase 1 clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005. DVC plans to complete the ongoing Phase I clinical trial.

Further, in January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of March 31, 2006, AVANT has received a number of additional subcontract modifications from DVC to support pre-clinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $10 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the three months ended March 31, 2006 and 2005, AVANT recognized $429,837 and $835,557, respectively, in government contract revenue from DVC. Through March 31, 2006, AVANT had received approximately $8.3 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $9.3 million in research and development costs on its biodefense vaccine program. During the three months ended March 31, 2006, AVANT incurred approximately $572,900 in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer Inc. (“Pfizer”), who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.5 million in research and development costs on its food safety and animal health vaccines program. During the three months ended March 31, 2006, AVANT incurred approximately $4,600 in research and development costs on its food safety and animal health vaccines program.

Cholesterol Management Vaccine:  AVANT is developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (“CETP”), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein). The Company is developing this vaccine, CETi-1, to stimulate an immune response against CETP, which it believes may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis, which often leads to heart attack.

In October 2003, AVANT completed a Phase 2 efficacy study in approximately 200 patients with low levels of HDL cholesterol. The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels. In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%. In recent pre-clinical testing, AVANT has identified a new adjuvanted formulation for the vaccine that, when combined with a more immunogenic peptide sequence, elicits more than a 10-fold increase in anti-CETP antibody titers when compared to the previous vaccine formulation. We have contracted for the production of GMP peptide for the newly formulated vaccine and we expect to complete toxicology, release and stability studies in 2006. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development and clinical costs associated with the CETP program. During the three months ended March 31, 2006, AVANT incurred approximately $360,100 in research, development and clinical costs associated with the CETP program. AVANT plans to seek a corporate partner to complete development and to commercialize the CETP vaccine.

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

Inflazyme (formerly AdProTech, Ltd. (“AdproTech”)):  In March 2004, AVANT granted a license to AdProTech for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition. Financial terms of the agreement with AdProTech include license fees, milestone payments and royalties. In April 2004, AdProTech was acquired by Inflazyme, which assumed the license.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2006 as Compared
 with the Three-Month Period Ended March 31, 2005

AVANT reported consolidated net loss of $2,970,991, or $.04 per share, for the first quarter ended March 31, 2006, compared with a net loss of $4,868,499, or $.07 per share, for the first quarter ended March 31, 2005. The weighted average common shares outstanding used to calculate net loss per common share was 74,172,563 in 2006 and 74,131,999 in 2005.

Revenue:  Total revenue increased $2,735,935 to $3,706,487 for the first quarter of 2006 compared to $970,552 for the first quarter of 2005.

Product development and licensing revenue increased $2,548,517 to $2,619,974 in 2005 from $71,457 in 2005. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a one-time $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. Product development and licensing revenue of $2.6 million was recorded in the first quarter of 2006 and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement. In the first quarter of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $500,207 and $866,087 in government contract and grant revenue during the first quarters of 2006 and 2005, respectively, for work performed. The decrease in revenue in 2006 compared to 2005 primarily reflects reduced levels of vaccine development work billable to DVC in 2006. AVANT expects the amount of research work to be performed for DVC during the remainder of 2006 to approximate the amount of research work performed during the comparable period in 2005.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the first quarter of 2006 and 2005 totaled $35,503 and $33,008, respectively. We expect royalty payments from LAHI to increase in 2006 compared to 2005.

Operating Expense:  Total operating expense increased $595,819, or 9.9%, to $6,585,999 for the first quarter of 2006 compared to $5,990,180 for the first quarter of 2005.

Research and development expense increased $318,089, or 7.9%, to $4,348,707 from $4,030,618 in 2005. The increase in 2006 compared to 2005 is primarily due to $600,000 of license fee expense recorded in the first quarter of 2006 for amounts which will be payable to CCH in connection with the aforementioned 2006 Glaxo milestone payment. The Company also experienced increases in research and development personnel and related costs of $456,745 and non-personnel operating and facility-related costs of $115,230 associated with operations of the Fall River facility in 2006 compared to 2005. These increases were offset in part by declines in contract manufacturing costs incurred for process development and scale-up work of $413,115 and clinical trials costs of $370,528, both associated with the TP10 program, as a result of reduced development activities and the completion of the TP10 Phase 2 female clinical trial. AVANT expects research and development expense to increase substantially in 2006 as AVANT prepares for a CholeraGarde® Phase 3 trial starting in early 2007 and as the Fall River facility runs at full operational status.

General and administrative expense increased $277,730, or 16.2%, to $1,988,514 in 2006 compared to $1,710,784 in 2005 and is primarily attributed to increases in personnel and related costs of $162,891 and legal and other professional fees of $59,918. AVANT expects general and administrative expense to continue at this level for the remainder of 2006.

 Amortization expense of acquired intangible assets was $248,778 in 2006 and 2005.

Investment and Other Income, Net:  Interest and other income increased $129,392 to $280,521 for the first quarter of 2006 compared to $151,129 for the first quarter of 2005. The increase is primarily due to higher interest rates and average cash balances during the first quarter of 2006 compared to the first quarter of 2005. During the first quarters of 2006 and 2005, the average month-end cash balances were $33,676,633 and $29,465,071, respectively. The effective interest rates during the first quarters of 2006 and 2005 were 4.28% and 2.33%, respectively.

Provision for Income Taxes:  The $40 million milestone payment received from PRF during the first quarter of 2006 will result in taxable income for the Company. The regular taxable income generated by this transaction has been fully offset with available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that will result from receipt of this milestone.

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases and restricted stock unit awards based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006 which was allocated as follows:

March 31, 2006

Research and development	$33,395
General and administrative	230,860
Total stock-based compensation expense	$264,255

Stock-based compensation expense recognized for the three months ended March 31, 2006 and 2005 included $175,000 and $121,000, respectively, related to restricted stock unit awards, all of which were allocated to general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $59,755,919. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions, short-term commercial paper, and U.S. Government and other investment grade debt securities. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash provided by operating activities increased to $37,086,462 for the first quarter of 2006 compared to net cash used in operating activities of $4,045,192 for the first quarter of 2005. The increase is primarily attributed to the net increase in deferred revenue of $39,449,197 related to the $40 million PRF milestone payment received in the first quarter of 2006, a decrease in net loss incurred in 2006 compared to 2005 because of the Glaxo milestone payment and a decrease in accounts payable and accrued expenses due to timing of payments. These amounts were offset partly by the decrease in accounts receivable. Other than the effect of receiving the $40 million milestone payment from PRF, AVANT expects that cash used in operations will continue to increase in 2006 as the Company continues to develop its products in clinical trials, contracts for the manufacture of clinical materials, runs its Fall River facility at full operational status and advances new products into preclinical development. The expected increase in cash used would be partially offset by anticipated payments made under the Company’s government contracts and grants and anticipated product royalty payments.

Cash used in investing activities increased to $684,397 for the first quarter of 2006 compared to $358,717 for the first quarter of 2005. The increase is due to increased investment in property and equipment in 2006 primarily towards the renovations of the Needham facility and for the Fall River facility compared to 2005. AVANT expects it will continue to use cash in its investing activities as the Company expands its infrastructure at the Fall River facility and begins full-scale renovations of its Needham facility.

Net cash used in financing activities was $65,580 for the first quarter of 2006 compared to $28,465 for the first quarter of 2005. The increase in net cash used in financing activities is primarily due to increases in payments of long-term liabilities.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at March 31, 2006 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2006	2007-2009	2010-2011	Thereafter
Contractual obligations:
Operating lease obligations	$20,521,200	$2,103,300	$5,805,100	$3,545,200	$9,067,600
Loan Payable*	1,559,900	95,600	404,900	247,000	812,400
Note Payable*	874,100	118,100	531,500	224,500	—
Licensing obligations	573,800	63,800	255,000	170,000	85,000
Construction contracts	150,900	150,900	—	—	—
Total contractual obligations	$23,679,900	$2,531,700	$6,996,500	$4,186,700	$9,965,000

Commercial commitments:
Clinical development	$387,900	$387,900	$—	$—	$—
Manufacturing development	917,500	917,500	—	—	—
Total commercial commitments	$1,305,400	$1,305,400	$—	$—	$—

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

AVANT does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2006 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our disclosure controls and procedures evolve with our business.

Changes in Internal Control Over Financial Reporting.

Management has determined that the Company did not maintain effective controls over the completeness and accuracy of the recognition of revenue deferred pursuant to an agreement with Paul Royalty Fund (“PRF”) with respect to the sale of an interest in future net royalties from GlaxoSmithKline (“GSK”), certain of which should have been recognized upon receipt of a milestone payment from GSK in the first quarter of 2006. Notwithstanding that management had correctly determined the accounting treatment for the PRF transaction, an operational failure in internal control occurred in that revenue recognition was not triggered upon receipt of the milestone payment. Therefore, recognition of previously deferred royalty revenue was not completely and accurately recorded in the proper period in accordance with accounting principles generally accepted in the United States. This was identified as a deficiency in internal control in the first quarter of 2006 which constitutes a “material weakness.” A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This control deficiency resulted in an audit adjustment to the unaudited interim consolidated financial statements for the quarter ended March 31, 2006 affecting deferred revenue and product royalties.

Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to its controls over the accounting for deferred royalty revenue to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects to further train the Company’s accounting personnel, add additional revenue recognition review and approval controls, and possibly add staff to facilitate a more timely completion of such internal controls. The deficiency will not be considered remediated until the new internal controls are operational for a period of time and are tested, and management has concluded that the controls are operating effectively. Until it is remediated, the identified control deficiency could result in a misstatement in the deferred revenue and product royalties balances that would not be prevented or detected.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q, other than the material weakness described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6.         Exhibits

10.1

Amendment Agreement to Purchase Agreement between the Company and PRF Vaccine Holdings LLC, dated as of March 14, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2006.

31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

/s/ UNA S. RYAN
Dated: May 10, 2006	Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 10, 2006	Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amendment Agreement to Purchase Agreement between the Company and PRF Vaccine Holdings LLC, dated as of March 14, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2006

31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Section 1350 Certifications