Form 10-Q
period 2006-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2006-08-09
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☒

As of August 2, 2006, 74,182,360 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended June 30, 2006
Table of Contents

Part I—Financial Information

Item 1. Financial Statments

Unaudited, Consolidated Balance Sheets at June 30, 2006 and December 31, 2005

Unaudited, Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005

Unaudited, Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and 2005

Unaudited, Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

Notes to Unaudited, Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II — Other Information

Item 1A. Risk Factors

Item4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Signatures

Certifications

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$53,468,716	$23,419,434
Accounts Receivable	735,671	418,380
Prepaid Expenses and Other Current Assets	787,928	767,082

Total Current Assets	54,992,315	24,604,896

Property and Equipment, Net	7,950,494	5,743,663
Intangible and Other Assets	4,569,518	5,067,073
Goodwill	1,036,285	1,036,285
Total Assets	$68,548,612	$36,451,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$661,277	$1,140,578
Accrued Expenses	3,084,537	2,334,708
Current Portion of Deferred Revenue	2,618,508	—
Current Portion of Other Long-Term Liabilities	231,022	217,457
Total Current Liabilities	6,595,344	3,692,743

Deferred Revenue	46,830,689	10,000,000
Other Long-Term Liabilities	2,323,785	1,870,051

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—

Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,397,014 Issued and 74,176,695 Outstanding at June 30, 2006 and 74,387,087 Issued and 74,166,768 Outstanding at December 31, 2005	74,397	74,387
Additional Paid-In Capital	257,465,806	258,139,855
Deferred Compensation	—	(1,225,000)
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Deficit	(244,513,763)	(235,872,473)

Total Stockholders’ Equity	12,798,794	20,889,123

Total Liabilities and Stockholders’ Equity	$68,548,612	$36,451,917

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
REVENUE:
Product Development and Licensing Agreements	$17,446	$59,060
Government Contracts and Grants	460,523	522,963
Product Royalties	27,510	55,138

Total Revenue	505,479	637,161

OPERATING EXPENSE:
Research and Development	4,463,899	3,430,992
General and Administrative	2,117,192	1,861,095
Amortization of Acquired Intangible Assets	248,778	248,778

Total Operating Expense	6,829,869	5,540,865

Operating Loss	(6,324,390)	(4,903,704)

Investment and Other Income, Net	654,091	169,764

Loss before Provision for Income Taxes	(5,670,299)	(4,733,940)

Provision for Income Taxes	—	—

Net Loss	$(5,670,299)	$(4,733,940)

Basic and Diluted Net Loss Per Common Share	$(0.08)	$(0.06)

Weighted Average Common Shares Outstanding	74,174,761	74,132,829

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
REVENUE:
Product Development and Licensing Agreements	$2,637,420	$130,517
Government Contracts and Grants	960,730	1,389,050
Product Royalties	613,816	88,146

Total Revenue	4,211,966	1,607,713

OPERATING EXPENSE:
Research and Development	8,812,606	7,461,610
General and Administrative	4,105,706	3,571,879
Amortization of Acquired Intangible Assets	497,556	497,556

Total Operating Expense	13,415,868	11,531,045

Operating Loss	(9,203,902)	(9,923,332)

Investment and Other Income, Net	934,612	320,894

Loss before Provision for Income Taxes	(8,269,290)	(9,602,438)

Provision for Income Taxes	372,000	—

Net Loss	$(8,641,290)	$(9,602,438)

Basic and Diluted Net Loss Per Common Share	$(0.12)	$(0.13)

Weighted Average Common Shares Outstanding	74,173,668	74,132,416

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities:
Net Loss	$(8,641,290)	$(9,602,439)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	963,322	687,251
Stock-Based Compensation Expense	539,895	242,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	(317,291)	1,753,279
Prepaid and Other Current Assets	(20,846)	(15,225)
Accounts Payable and Accrued Expenses	270,528	(1,914,731)
Deferred Revenue	39,449,197	5,013,294
Other Long-Term Liabilities	593,334	—

Net Cash Provided by (Used in) Operating Activities	32,836,849	(3,836,571)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(2,672,598)	(813,963)
Other Non-Current Assets	—	1,000

Net Cash Used in Investing Activities	(2,672,598)	(812,963)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	6,145	2,055
Proceeds from Exercise of Stock Options and Warrants	4,921	427
Payment of Long-Term Liabilities	(126,035)	(65,844)

Net Cash Used in Financing Activities	(114,969)	(63,362)

Net Increase (Decrease) in Cash and Cash Equivalents	30,049,282	(4,712,896)

Cash and Cash Equivalents at Beginning of Period	23,419,434	31,741,494

Cash and Cash Equivalents at End of Period	$53,468,716	$27,028,598

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$61,734	$51,885

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

(1)           Nature of Business

AVANT Immunotherapeutics, Inc. (the “Company” or “AVANT”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a broad portfolio of vaccines and therapeutics against infectious diseases. The portfolio also includes immunotherapeutics for cardiovascular diseases which are available for partnering. These include a treatment to reduce complement-mediated tissue damage associated with cardiac by-pass surgery, single-dose oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a proprietary vaccine candidate for cholesterol management. In addition, the Company is developing the VitriLife® preservation and lyophilization technologies for use in manufacturing AVANT’s oral vaccines and certain other non-injectable applications. AVANT further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in the development and marketing of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines to combat threats of biological warfare and vaccines addressed to global health, human food safety and animal health.

The unaudited consolidated financial statements include the accounts of AVANT and its wholly owned subsidiary, Megan Health, Inc. (“Megan”). All intercompany transactions have been eliminated.

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2006 and 2005 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at June 30, 2006, results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of results for any future interim period or for the full year.

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

The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 “Sale of Future Revenues.”  The upfront unconditional payment of $10 million and the $40 million milestone payment for launch in the European Union were recorded by AVANT as deferred revenue upon receipt. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in light of then current events and circumstances. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. AVANT remitted $1.4 million of the Glaxo milestone payment to PRF in accordance with the PRF agreement. As a result, in the first quarter of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales. Based on management’s best estimates of the amount and timing of Glaxo royalties, the Company has classified $2,618,508 and $46,830,689 of the deferred revenue balance at June 30, 2006 as short-term and long-term, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $275,641, which consisted of stock-based compensation expense related to employee and non-employee director stock options, employee stock purchases and restricted stock units of $98,938, $1,703 and $175,000, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $539,895, which consisted of stock-based compensation expense related to employee and non-employee director stock options, employee stock purchases and restricted stock units of $186,490, $3,405 and $350,000, respectively. There was no stock-based compensation expense related to employee and non-employee director stock options and employee stock purchases recognized during the three and six months ended June 30, 2005. Stock-based compensation expense of $121,000 and $242,000 related to restricted stock unit awards was recognized during the three and six months ended June 30, 2005, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the straight-line method and compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will also be recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Employee Stock Benefit Plans

Restricted Stock Unit Awards

On September 21, 2005, AVANT awarded Dr. Una Ryan, its President and CEO, 200,000 Restricted Stock Units. The Restricted Stock Units vest over four years but will vest in their entirety upon the earlier of the sale of the Company or Dr. Ryan’s retirement at or after age 65. The Company determined the value of the Restricted Stock Units to be $270,000, based on a valuation of $1.35 per share, the closing price of AVANT’s common stock on the award date. The value of the Restricted Stock Units is being amortized over approximately 15 months until Dr. Ryan attains age 65, and is being recorded as compensation expense. In connection with the award, the Company has recognized $54,000 and $108,000 as stock-based compensation expense in the statements of operations during the three- and six-month periods ended June 30, 2006, respectively.

In November 2004 and September 2003, the Company also awarded Restricted Stock Units to Dr. Ryan and recorded non-cash deferred compensation amounting to $832,000 and $1,104,000, respectively. The value of the Restricted Stock Units is being amortized over their vesting period, or four years, and is being recorded as compensation expense. In connection with the awards, the Company has recognized $121,000 and $242,000 as stock-based compensation expense in the statements of operations during the three- and six-month periods ended June 30, 2006 and 2005, respectively.

AVANT has applied an estimated forfeiture rate of zero to the restricted stock unit awards.

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”) was adopted on May 13, 2004. All full time employees of AVANT are eligible to participate in the 2004 Plan. A total of 150,000 shares of common stock are reserved for issuance under the 2004 Plan. Under the 2004 Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. During the six months ended June 30, 2006 and 2005, the Company issued 5,665 and 3,403 shares, respectively, under the 2004 Plan. At June 30, 2006, 126,757 shares were available for issuance under the 2004 Plan.

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

The current purchase period began January 1, 2006. The Company has established the risk-free interest rate assumption to be 4.4% using the 6-month rate on a traded zero-coupon U.S. Treasury bond. The Company used its historical volatility rate of 56% for the 6-month period preceding the grant date for the current stock purchase period. The Company has concluded that volatility during the current purchase period is expected to be consistent with the calculated historical volatility rate. Finally, the Company established the expected term for the current stock purchase period as six months.  Based on these assumptions, the Company has calculated and expensed the fair value for the 5,665 shares in the current stock purchase period which amounted to $3,405 for the six months ended June 30, 2006.

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

General Option Information

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1,	2,974,950	$2.55	4.86
Granted	653,100	1.98	3.98
Exercised	(4,000)	1.23	—
Canceled/forfeited	(4,562)	1.82	—
Expired	(30,262)	2.85	—

Outstanding at June 30,	3,589,226	$2.45	5.32

At June 30,
Options exercisable	2,655,069	$2.64
Available for grant	1,230,854
Weighted average fair value of options granted during six-month period		$1.47

The aggregate intrinsic value of options outstanding at June 30, 2006 was $224,412, of which $193,394 related to exercisable options.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and non-employee director stock options, employee stock purchases and restricted stock unit awards under SFAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$39,733	$73,128
General and administrative	235,908	466,767
Total stock-based compensation expense	$275,641	$539,895

Stock-based compensation expense recognized for the three months ended June 30, 2006 and 2005 included $175,000 and $121,000, respectively, related to restricted stock unit awards, all of which were allocated to general and administrative expenses. Stock-based compensation expense recognized for the six months ended June 30, 2006 and 2005 included $350,000 and $242,000, respectively, related to restricted stock unit awards, all of which were allocated to general and administrative expenses.

Based on basic and diluted weighted average common shares outstanding of 74,174,761 and 74,173,668, the effect of stock-based compensation expense recorded under SFAS 123R for the three- and six-month periods was approximately $0.00 per share.

The table below reflects the pro forma information for the three and six months ended June 30, 2005 as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Loss:
As reported for prior years	$4,733,940	$9,602,438
Less: Stock-based employee compensation expense as reported	(121,000)	(242,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	248,835	507,224
Net loss, including the effect of stock-based compensation expense	$4,861,775	$9,867,662

Basic and diluted net loss per share — as reported for prior periods	$0.06	$0.13

Basic and diluted net loss per share, including the effect of stock-based compensation expense	$0.07	$0.13

As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $863,926 which is expected to be recognized as expense over a weighted average period of 2.4 years. As of June 30, 2006, total compensation cost related to non-vested restricted stock unit awards not yet recognized was $1,446,000 which is expected to be recognized over a weighted average period of 0.9 years.

The fair values of employee stock options granted during the three and six months ended June 30, 2006 and 2005 were valued using the Black-Scholes model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected stock price volatility (employees)	80%	82%	80%	82%
Expected stock price volatility (non-employee directors)	78%	82%	78%	82%
Expected option term (employees)	6.25 Years	5 Years	6.25 Years	5 Years
Expected option term (non-employee directors)	5.5 Years	5 Years	5.5 Years	5 Years
Risk-free interest rate	4.8 -5.2%	3.6 - 4.2%	4.3 - 5.2%	3.6 - 4.3%
Expected dividend yield	None	None	None	None

The Company used its historical stock price volatility as the basis for its expected volatility assumption consistent with SFAS 123(R) and SAB 107 for its employee and non-employee director stock options and employee stock purchases. Prior to fiscal 2006, the Company had also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The Company has assessed that its historical volatility is representative of expected future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee and non-emplyee director stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected term for its stock option awards. There were 70,000 stock option grants to non-employee directors during the three months ended June 30, 2006.

Forfeitures were estimated based on historical experience by applying a 10 and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the six months ended June 30, 2006, respectively.

(5)           Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts receivable consists of the following:

	June 30, 2006	December 31, 2005
Trade	$468,179	$383,416
Other	267,492	34,964
	$735,671	$418,380

Other receivables at June 30, 2006 represent interest receivable from a bank and a receivable due from the Company’s Needham landlord. Other receivables at December 31, 2005 represent interest receivable from a bank.

(6)           Property and Equipment

Property and equipment includes the following:

	June 30, 2006	December 31, 2005
Laboratory Equipment	$3,100,980	$2,966,354
Manufacturing Equipment	1,286,398	1,054,512
Office Furniture and Equipment	2,032,802	1,893,623
Leasehold Improvements	4,741,820	4,510,075
Construction in Progress	2,895,786	960,624
Total Property and Equipment	14,057,786	11,385,188
Less Accumulated Depreciation and Amortization	(6,107,292)	(5,641,525)
	$7,950,494	$5,743,663

The Company has recognized $25,997 and $41,972 of capitalized interest costs incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Fall River and Needham facilities during the three- and six-month periods ended June 30, 2006, respectively. The total amount of interest expense incurred by AVANT during the three- and six-month periods was $25,997 and $52,452, respectively.

Depreciation expense related to equipment and leasehold improvements was $241,463 and $96,123 for the three months ended June 30, 2006 and 2005, respectively, and $487,465 and $189,696 for the six months ended June 30, 2006 and 2005, respectively.

(7)           Intangible and Other Assets

Intangible and other assets include the following:

	June 30, 2006				December 31, 22005
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	$1,090,000	$(1,090,000)	$—	$1,090,000	$(1,090,000)	$—
Core Technology	10 years	3,786,900	(1,697,699)	2,089,201	3,786,900	(1,508,352)	2,278,548
Developed Technology	7 years	3,263,100	(2,599,600)	663,500	3,263,100	(2,366,800)	896,300
Strategic Partner Agreement	17 years	2,563,900	(842,064)	1,721,836	2,563,900	(766,656)	1,797,244

Total Intangible Assets		10,703,900	(6,229,363)	4,474,537	10,703,900	(5,731,808)	4,972,092

Other Non Current Assets		94,981	—	94,981	94,981	—	94,981
		$10,798,881	$(6,229,363)	$4,569,518	$10,798,881	$(5,731,808)	$5,067,073

All of the Company’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $248,778 and $ 497,556 for the three- and six-month periods ended June 30, 2006 and 2005, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2006 for the remainder of fiscal year 2006 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2006 (remaining six months)	$497,556
2007	960,212
2008	529,512
2009	529,512
2010	514,622
2011	350,822

(8)           Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.”  The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, warrants and restricted stock units. Options and warrants to purchase 4,033,670 and 3,632,326 shares of common stock and restricted stock units totaling 1,000,000 and 800,000 shares were not included in the computations of weighted average common shares for the periods ended June 30, 2006 and 2005, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

(9)           Income Taxes

The $40 million milestone payment received from PRF during the first quarter of 2006 will result in taxable income for the Company. The regular taxable income generated by this transaction will be fully offset against available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that will result from receipt of this milestone.

(10)         Product Development and Licensing Agreements

AVANT’s revenue from product development and licensing agreements was received pursuant to contracts with different organizations. A summary of these contracts follows:

(A)         GlaxoSmithKline plc (“Glaxo”)

In 1997, AVANT entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus vaccine and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. AVANT is obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 3). Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively.

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

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of June 30, 2006, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $9.4 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the six months ended June 30, 2006 and 2005, AVANT recognized $870,653 and $1,358,520, respectively, in government contract revenue from DVC. Through June 30, 2006, AVANT had received approximately $8.7 million in payments under the various subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days written notice.

(11)         Other Long-Term Liabilities

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

At June 30, 2006, AVANT has recorded leasehold improvements of $1,227,800 and currently has a loan payable of $1,104,930 to MassDevelopment, of which $75,032 is classified as current and $1,029,988 as long-term. AVANT began amortizing the leasehold improvements when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan is approximately $792,200 at June 30, 2006.

(B)         Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months at an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book value of these collateralized assets at June 30, 2006 and December 31, 2005 was $850,928 and $880,690, respectively.

At June 30, 2006, AVANT currently has a note payable of $728,673 to MassDevelopment, of which $128,046 is classified as current and $600,627 as long-term. AVANT began depreciating the manufacturing and laboratory equipment assets over the estimated economic lives of the assets when the equipment became ready for its intended use. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $646,800 at June 30, 2006.

(12)         Commitments and Contingencies

(A)         Commitments for the Renovations of the Needham Facility and Improvements to the Fall River Facility

In November 2005, AVANT entered into a Lease Amendment with the landlord which specified terms for the complete renovation of the Company’s Needham facility. The current projected costs for the tenant improvements portion of the renovations project are approximately $8.4 million. As an incentive for AVANT to enter into the Lease Amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. The Company will record the full cost of the Needham renovation project as an asset and the amounts of landlord incentive will be recorded as deferred rent (included under “Other Long Term Liabilities” account in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1 “Issues Related to Accounting for Leases.”  Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term when the renovation project is complete and will be classified as an operating activity in the Consolidated Statement of Cash Flows.

In November 2005, AVANT amended the MassDevelopment lease to increase the rentable space by approximately 2,500 square feet to approximately 14,300 square feet at the Fall River facility. The landlord is providing a tenant incentive allowance of $49,740 against the cost of alterations and improvements required by AVANT to be made to the expanded space. As of June 30, 2006, none of the tenant incentive allowance has been received. In April 2006, AVANT entered into a Design/Build Contract with a design/builder for the build-out of the expanded space. The contract amount totals $345,000.

(B)         Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10. AVANT has entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work and remaining aggregate commitments as of June 30, 2006 total approximately $957,180. The Company has incurred $906,838 and $7,687,559, respectively, of expense related to the Lonza Agreement in the six-month period ended June 30, 2006 and from inception through June 30, 2006, of which $364,845 remained accrued at June 30, 2006.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to:  (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons and other disease causing agents; (3) the ability to successfully complete development and commercialization of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800 and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, Glaxo; (9) Glaxo’s strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets;  (10)  changes in existing and potential relationships with corporate collaborators; (11) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (12) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, CETi-1, CholeraGarde® (Peru-15) and Ty800, among other purposes, for adults undergoing cardiac surgery, to raise serum HDL cholesterol levels and to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (13) the ability to obtain substantial additional funding; (14) the ability to develop and commercialize products before competitors and that are superior to the alternatives developed by competitors; (15) the ability to retain certain members of management; (16) AVANT’s expectations regarding research and development expenses and general and administrative expenses; (17) DVC’s ability to complete clinical trials and perform under its agreement; (18) AVANT’s expectations regarding CETP’s ability to improve cholesterol levels and AVANT’s ability to develop and commercialize CETP; (19) AVANT’s expectations regarding cash balances, anticipated royalty payments and expenses, including infrastructure expenses; and (20) other factors detailed from time to time in filings with the Securities and Exchange Commission. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $275,641, which consisted of stock-based compensation expense related to employee and non-employee director stock options, employee stock purchases and restricted stock units of $98,938, $1,703 and $175,000, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $539,895, which consisted of stock-based compensation expense related to employee and non-employee director stock options, employee stock purchases and restricted stock units of $186,490, $3,405 and $350,000, respectively. There was no stock-based compensation expense related to employee and non-employee director stock options and employee stock purchases recognized during the three and six months ended June 30, 2005. Stock-based compensation expense of $121,000 and $242,000 related to restricted stock unit awards was recognized during the three and six months ended June 30, 2005, respectively. Stock-based compensation expense of $539,895 and $242,000 was reflected as operating cash flows in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, respectively. See Note 4 to the Consolidated Financial Statements for additional information.

The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted average estimated fair value of employee stock options granted during the three and six months ended June 30, 2006 was $1.28 and $1.47, respectively, per share using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected stock price volatility (employees)	80%	80%
Expected stock price volatility (non-employee directors)	78%	78%
Expected option term (employees)	6.25 Years	6.25 Years
Expected option term (non-employee directors)	5.5 Years	5.5 Years
Risk-free interest rate	4.8 — 5.2%	4.3 — 5.2%
Expected dividend yield	None	None

The Company used its historical stock price volatility as the basis for its expected volatility assumption consistent with SFAS 123(R) and SAB 107 for its employee and non-employee director stock options and employee stock purchases. Prior to fiscal 2006, the Company had also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The Company has assessed that its historical volatility is representative of expected future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected term for its stock option awards. There were 70,000 stock option grants to non-employee directors during the three months ended June 30, 2006.

Forfeitures were estimated based on historical experience by applying a 10 and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the six months ended June 30, 2006, respectively.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

OVERVIEW

AVANT’s focus is unlocking the power of the immune system to prevent and treat disease. The Company has assembled a broad portfolio of technologies and intellectual property that gives it a strong competitive position in vaccines and immuno-therapeutics. These include an oral human rotavirus vaccine, which gained its first marketing approval in Mexico in July 2004 and is being marketed by Glaxo worldwide. Six of AVANT’s products are in clinical development. The Company’s goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis.

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

During the past five years through the end of 2005, AVANT incurred an aggregate of $74 million in research and development costs. During the six months ended June 30, 2006, AVANT incurred an aggregate of $8.8 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the two years ended December 31, 2005 and 2004 and the six-month periods ended June 30, 2006 and 2005. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,		Years Ended December 31,
	2006	2005	2005	2004
Bacterial Vaccines:
CholeraGarde®	$1,626,100	$256,600	$1,257,200	$123,100
Ty800	325,500	258,000	404,500	688,300
Other	770,400	216,200	528,900	332,500
BioDefense Vaccines:	1,112,200	1,111,900	2,470,700	3,082,800
Cholesterol Management Vaccine:
CETi-1	666,100	291,000	650,800	816,900
Complement Inhibitors:
TP10/TP20	2,669,200	4,735,100	8,327,200	7,706,300
Food Safety & Animal Health Vaccines:	5,700	3,300	9,900	12,600
Viral Vaccines:
Rotarix® vaccine	648,600	—	—	500,000
Avian Flu	339,400	—	—	—
Therapore®/HIV	—	3,100	11,800	184,900
Other Programs:	649,400	586,400	402,300	426,400

Total R&D Expense	$8,812,600	$7,461,600	$14,063,300	$13,873,800

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represents the first in an expected series of worldwide approvals and commercial launches for the product. Glaxo has launched in additional Latin American and Asian Pacific countries during 2005 and 2006. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. Glaxo has agreed to make an additional payment of $1.5 million, upon achievement of market approval in the United States. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 3 of our unaudited consolidated financial statements). Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH.

On March 14, 2006, AVANT amended its agreement with PRF to accelerate the $40 million milestone payment, which was received on March 17, 2006. The payment had previously been due upon the first sale of Rotarix® in the European Union, which was expected to occur during the second quarter of 2006. Other financial terms of the PRF agreement were not changed.

Complement Inhibitors:  TP10, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models. AVANT believes that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, and myasthenia gravis. AVANT has elected to develop TP10 for cardiac surgery. In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of a Phase 2 adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit in male patients participating in the trial directly related to mortality, which was impressive, but, with no treatment benefit observed in female patients. In February 2004, AVANT started a Phase 2b double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. In February 2006, AVANT reported that the females-only study did not meet the primary endpoint, thus confirming the results for female subjects in the previous TP10 trial. Therefore, given the strong efficacy data in males shown in this previous study, AVANT believes there is a clear clinical development pathway for a males-only indication for TP10 in cardiac bypass surgery. Males represent 75% of the U.S. market opportunity in cardiac bypass surgery. AVANT believes that the TP10 program is now well positioned for a males-only cardiac bypass surgery indication. AVANT is currently seeking a corporate partner to complete development and to commercialize TP10.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $32.3 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program. During the six months ended June 30, 2006, the Company incurred approximately $2.7 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program.

Bacterial Vaccines:  AVANT’s goal is to become a leading developer of innovative vaccines that address health care needs on a global basis. In this regard, AVANT acquired VitriLife®, a technology with the potential to reduce manufacturing costs and improve product stability, and potentially eliminating the need for vaccine refrigeration during shipping and storage. With this and other drying and preservation technologies and AVANT’s Cholera- and Salmonella-vectored delivery technologies, named VibrioVec® and SalmoVec™, the Company can now develop a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and increased thermostability.

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

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development and clinical costs on its CholeraGarde® program. During the six months ended June 30, 2006, AVANT incurred approximately $1,626,100 in research, development, manufacturing and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (“NIAID”) of the National Institutes of Health (“NIH”) and AVANT agreed for the NIAID to conduct a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID funded the production of Ty800 vaccine for clinical testing and initiated the Phase 1/2 trial at a NIH-funded clinical site in February 2006. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $5.3 million in research, development, contract manufacturing and clinical costs on its Ty800 program. During the six months ended June 30, 2006, AVANT incurred approximately $325,500 in research, development and clinical costs on its Ty800 program.

Finally, AVANT is developing three additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide.

These three programs are in pre-clinical development. In 2006, AVANT expects to allocate resources to further the development of a two-vaccine combination product containing ETEC and Shigella or Campylobacter addressed to the travelers’ market. In April 2005, AVANT was awarded a Phase I Small Business Innovation Research (“SBIR”) grant to support the development of a live attenuated salmonella vaccine against campylobacter. The NIAID award provided approximately $107,000 in funding and work was completed by AVANT during the second quarter of 2006. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.2 million in research, development and clinical costs on these pre-clinical programs. During the six months ended June 30, 2006, AVANT incurred approximately $770,400 in research, development and clinical costs on these pre-clinical programs.

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

In October 2001, AVANT granted DVC LLC, formerly DynPort Vaccine Company LLC, (“DVC”) a license for exclusive rights to use certain components of AVANT’s anthrax vaccine technology. In October 2002, DVC announced the initiation of a Phase 1 clinical trial of a new injectable recombinant anthrax vaccine in approximately 70 volunteers. The vaccine candidate consists of a highly purified protein—Protective Antigen—derived from the anthrax bacterium using recombinant DNA technology and production processes licensed from AVANT. The study will evaluate tolerability, safety and immunogenicity of DVC’s new vaccine. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005. DVC plans to complete the ongoing Phase 1 clinical trial.

Further, in January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of June 30, 2006, AVANT has received a number of additional subcontract modifications from DVC to support pre-clinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $9.4 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the six months ended June 30, 2006 and 2005, AVANT recognized $870,653 and $1,358,520, respectively, in government contract revenue from DVC. Through June 30, 2006, AVANT had received approximately $8.7 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $9.3 million in research and development costs on its biodefense vaccine program. During the six months ended June 30, 2006, AVANT incurred approximately $1,112,200 in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer Inc. (“Pfizer”), who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.5 million in research and development costs on its food safety and animal health vaccines program. During the six months ended June 30, 2006, AVANT incurred approximately $5,700 in research and development costs on its food safety and animal health vaccines program.

Cholesterol Management Vaccine:  AVANT is developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein (“CETP”), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein). The Company is developing this vaccine to stimulate an immune response against CETP, which it believes may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis, which often leads to heart attack.

In October 2003, AVANT completed a Phase 2 efficacy study of its CETi-1 vaccine in approximately 200 patients with low levels of HDL cholesterol. The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels. In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%. In recent pre-clinical testing, AVANT has identified a new adjuvanted formulation for the vaccine that, when combined with a more immunogenic peptide sequence, in an animal study elicits more than a 10-fold increase in anti-CETP antibody titers in animal studies when compared to the previous vaccine formulation. AVANT has contracted for the production of GMP peptide for the newly formulated vaccine and expects to complete release and stability studies in 2006. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development, contract manufacturing and clinical costs associated with the CETP program. During the six months ended June 30, 2006, AVANT incurred approximately $666,100 in research, development, contract manufacturing and clinical costs associated with the CETP program. AVANT plans to seek a corporate partner to complete development and to commercialize the CETP vaccine.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2006 as Compared
with the Three-Month Period Ended June 30, 2005

AVANT reported consolidated net loss of $5,670,299, or $.08 per share, for the second quarter ended June 30, 2006, compared with a net loss of $4,733,940, or $.06 per share, for the second quarter ended June 30, 2005. The weighted average common shares outstanding used to calculate net loss per common share was 74,174,761 in 2006 and 74,132,829 in 2005.

Revenue:  Total revenue decreased $131,682 to $505,479 for the second quarter of 2006 compared to $637,161 for the second quarter of 2005.

Product development and licensing revenue decreased $41,614 to $17,446 in 2006 from $59,060 in 2005 due to a decrease in reimbursed patent expense by AVANT’s partner, Pfizer.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $460,523 and $522,963 in government contract and grant revenue during the second quarters of 2006 and 2005, respectively, for work performed. The decrease in revenue in 2006 compared to 2005 primarily reflects reduced levels of vaccine development work billable to DVC in 2006.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the second quarter of 2006 and 2005 totaled $27,510 and $55,138, respectively.

Operating Expense:  Total operating expense increased $1,289,004, or 23.3%, to $6,829,869 for the second quarter of 2006 compared to $5,540,865 for the second quarter of 2005.

Research and development expense increased $1,032,907, or 30.1%, to $4,463,899 from $3,430,992 in 2005. The increase in 2006 compared to 2005 is primarily due to increases in research and development personnel and related costs of $424,828, contract research costs of $204,877, license fees of $98,750, contract manufacturing costs incurred for TP10 process development and scale-up work of $282,113 and non-personnel operating and facility-related costs of $288,981 associated with operations of the Fall River facility in 2006 compared to 2005. These increases were offset in part by declines in clinical trials costs of $565,606 associated with the TP10 program as a result of the completion of the TP10 Phase 2 female clinical trial.

General and administrative expense increased $256,097, or 13.8%, to $2,117,192 in 2006 compared to $1,861,095 in 2005 and is primarily attributed to increases in stock-based compensation expense of $114,908, consulting costs of $56,797 and other professional fees of $167,621. These increases were partly offset by a decrease in legal expenses of $180,465.

Amortization expense of acquired intangible assets was $248,778 in 2006 and 2005.

Investment and Other Income, Net:  Interest and other income increased $484,327 to $654,091 for the second quarter of 2006 compared to $169,764 for the second quarter of 2005. The increase is primarily due to higher interest rates and average cash balances during the second quarter of 2006 compared to the second quarter of 2005. During the second quarters of 2006 and 2005, the average month-end cash balances were $56,270,211 and $27,372,971, respectively. The effective interest rates during the second quarters of 2006 and 2005 were 4.68% and 2.81%, respectively.

Six-Month Period Ended June 30, 2006 as Compared
 with the Six-Month Period Ended June 30, 2005

AVANT reported consolidated net loss of $8,641,290, or $.12 per share, for the six months ended June 30, 2006, compared with a net loss of $9,602,438, or $.13 per share, for the six months ended June 30, 2005. The weighted average common shares outstanding used to calculate net loss per common share was 74,173,668 in 2006 and 74,132,416 in 2005.

Revenue:  Total revenue increased $2,604,253 to $4,211,966 for the first six months of 2006 compared to $1,607,713 for the first six months of 2005.

Product development and licensing revenue increased $2,506,903 to $2,637,420 in 2006 from $130,517 in 2005. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a one-time $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. Product development and licensing revenue of $2.6 million was recorded in the first quarter of 2006 and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement. In the first quarter of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $960,730 and $1,389,050 in government contract and grant revenue during the first six months of 2006 and 2005, respectively, for work performed. The decrease in revenue in 2006 compared to 2005 primarily reflects reduced levels of vaccine development work billable to DVC in 2006. AVANT expects the amount of research work to be performed for DVC during the remainder of 2006 to approximate the amount of research work performed during the first six months of 2006.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the first six months of 2006 and 2005 totaled $63,013 and $88,146, respectively. AVANT expects royalty payments from LAHI to increase in the second half of 2006 compared to 2005.

Operating Expense:  Total operating expense increased $1,884,823, or 16.3%, to $13,415,868 for the first six months of 2006 compared to $11,531,045 for the first six months of 2005.

Research and development expense increased $1,350,996, or 18.1%, to $8,812,606 for the first six months of 2006 from $7,461,610 for the first six months of 2005. The increase in 2006 compared to 2005 is primarily due to $600,000 of license fee expense recorded in the first quarter of 2006 for amounts which will be payable to CCH in connection with the aforementioned 2006 Glaxo milestone payment. The Company also experienced increases in research and development personnel and related costs of $881,578, consultant fees of $153,095, contract research costs of $256,847, license fees of $746,066, and non-personnel operating and facility-related costs of $462,848 associated with operations of the Fall River facility in 2006 compared to 2005. These increases were offset in part by declines in contract manufacturing costs incurred for process development and scale-up work of $131,004 and clinical trials costs of $936,134, both associated with the TP10 program, as a result of reduced development activities and the completion of the TP10 Phase 2 female clinical trial. AVANT expects research and development expense to increase substantially in the second half of 2006 as AVANT prepares for a CholeraGarde® Phase 3 trial starting in early 2007 and as the Fall River facility runs at full operational status.

General and administrative expense increased $533,827, or 14.9%, to $4,105,706 for the first six months of 2006 compared to $3,571,879 in 2005 and is primarily attributed to increases in stock-based compensation expense of $224,767, consultant fees of $40,977 and other professional fees of $319,603. These increases are partly offset by a decrease in legal expenses of $255,333. AVANT expects general and administrative expense to continue at this level for the remainder of 2006.

Amortization expense of acquired intangible assets was $497,556 in the first six months of 2006 and 2005.

Investment and Other Income, Net:  Interest and other income increased $613,718 to $934,612 for the first six months of 2006 compared to $320,894 for the first six months of 2005. The increase is primarily due to higher interest rates and average cash balances during the first six months of 2006 compared to the first six months of 2005. During the first six months of 2006 and 2005, the average month-end cash balances were $44,973,422 and $28,419,021, respectively. The effective interest rates during the first six months of 2006 and 2005 were 4.48% and 2.57%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $53,468,716. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash provided by operating activities increased to $32,836,849 for the first six months of 2006 compared to net cash used in operating activities of $3,836,571 for the first six months of 2005. The increase is primarily attributed to the net increase in deferred revenue of $39,449,197 related to the $40 million PRF milestone payment received in the first quarter of 2006, and the decrease in net loss incurred in 2006 compared to 2005 because of the Glaxo milestone payment. These amounts were offset partly by the increase in accounts receivable. Other than the effect of receiving the $40 million milestone payment from PRF, AVANT expects that cash used in operations will continue to increase in 2006 as the Company continues to develop its products in clinical trials, contracts for the manufacture of clinical materials, runs its Fall River facility at full operational status and advances new products into preclinical development. The expected increase in cash used would be partially offset by anticipated payments made under the Company’s government contracts and grants and anticipated product royalty payments.

Cash used in investing activities increased to $2,672,598 for the first six months of 2006 compared to $812,963 for the first six months of 2005. The increase is due to increased investment in property and equipment in 2006 primarily towards the renovations of the Needham facility and for the Fall River facility compared to 2005. AVANT expects it will continue to use cash in its investing activities as the Company expands its infrastructure at the Fall River facility and continues full-scale renovations of its Needham facility.

Net cash used in financing activities was $114,969 for the first six months of 2006 compared to $63,362 for the first six months of 2005. The increase in net cash used in financing activities is primarily due to increases in payments of long-term liabilities.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at June 30, 2006 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2006	2007-2009	2010-2011	Thereafter
Contractual obligations:
Operating lease obligations	$20,101,300	$1,394,700	$5,530,600	$3,533,100	$9,642,900
Loan Payable*	1,523,900	59,600	404,900	247,000	812,400
Note Payable*	829,800	73,800	531,500	224,500	—
Licensing obligations	552,500	42,500	255,000	170,000	85,000
Construction contracts	4,823,000	3,326,300	1,496,700	—	—
Total contractual obligations	$27,830,500	$4,896,900	$8,218,700	$4,174,600	$10,540,300

Commercial commitments:
Clinical development	$288,300	$288,300	$—	$—	$—
Manufacturing development	957,200	957,200	—	—	—
Total commercial commitments	$1,245,500	$1,245,500	$—	$—	$—

*                    includes interest obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

AVANT owns financial instruments that are sensitive to market risk as part of its investment portfolio. The Company investment portfolio is used to preserve its capital until it is used to fund operations, including its research and development activities. None of these market-risk sensitive instruments are held for trading purposes. AVANT invests its cash primarily in money market mutual funds. These investments are evaluated quarterly to determine the fair value of the portfolio. The Company’s investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. AVANT has implemented investment policies regarding the amount and credit ratings of investments. Because of the short-term nature of these investments, AVANT does not believe it has material exposure due to market risk. The impact to AVANT’s financial position and results of operations from likely changes in interest rates is not material.

AVANT does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2006 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our disclosure controls and procedures evolve with our business.

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

During the quarter, the Company implemented changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address the material weakness noted in the prior quarter.

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

Item 4.         Submission of Matters to a Vote of Security Holders

On May 18, 2006, AVANT held its Annual Meeting of Stockholders at which the stockholders elected eight directors to our Board of Directors.

At the Annual Meeting of Stockholders, the following votes were tabulated for the proposal before AVANT’s Stockholders:

PROPOSAL I

Election of Directors:

	Number of Shares/Votes
	For	Authority Withheld
J. Barrie Ward, Ph.D.	60,851,386	3,388,726
Una S. Ryan, Ph.D.	62,526,966	1,713,146
Harry H. Penner, Jr.	62,097,675	2,142,437
Peter A. Sears	61,890,499	2,349,613
Karen Shoos Lipton	61,874,879	2,365,233
Larry Ellberger	62,101,169	2,138,943
Alf A. Lindberg, M.D., Ph.D.	62,095,652	2,144,460
Francis R. Cano, Ph.D.	62,097,577	2,142,535

The number of shares issued, outstanding and eligible to vote as of the record date of April 5, 2006 was 74,172,695.  A quorum was present with 64,240,1123 shares represented by proxies or 83.98% of the eligible voting shares.

Item 6.         Exhibits

31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

/s/ UNA S. RYAN
Dated: August 9, 2006		Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 9, 2006		Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Section 1350 Certifications