Form 10-Q
period 2006-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2006-11-09
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, 74,182,548 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended September 30, 2006
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$46,681,330	$23,419,434
Accounts Receivable	554,358	418,380
Prepaid Expenses and Other Current Assets	927,199	767,082

Total Current Assets	48,162,887	24,604,896

Property and Equipment, Net	10,534,372	5,743,663
Intangible and Other Assets	4,320,740	5,067,073
Goodwill	1,036,285	1,036,285
Total Assets	$64,054,284	$36,451,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$831,138	$1,140,578
Accrued Expenses	2,624,701	2,334,708
Current Portion of Deferred Revenue	4,553,082	—
Current Portion of Other Long-Term Liabilities	222,542	217,457
Total Current Liabilities	8,231,463	3,692,743

Deferred Revenue	45,033,615	10,000,000
Other Long-Term Liabilities	3,089,611	1,870,051

Stockholders’ Equity:
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—

Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,402,867 Issued and 74,182,548 Outstanding at September 30, 2006 and 74,387,087 Issued and 74,166,768 Outstanding at December 31, 2005	74,403	74,387
Additional Paid-In Capital	257,887,168	258,139,855
Deferred Compensation	—	(1,225,000)
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Deficit	(250,034,331)	(235,872,473)

Total Stockholders’ Equity	7,699,595	20,889,123

Total Liabilities and Stockholders’ Equity	$64,054,284	$36,451,917

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2006	September 30, 2005
REVENUE:
Product Development and Licensing Agreements	$35,475	$78,692
Government Contracts and Grants	280,419	767,630
Product Royalties	23,105	—

Total Revenue	338,999	846,322

OPERATING EXPENSE:
Research and Development	4,416,320	3,591,334
General and Administrative	1,818,799	1,670,306
Amortization of Acquired Intangible Assets	248,778	248,778

Total Operating Expense	6,483,897	5,510,418

Operating Loss	(6,144,898)	(4,664,096)

Investment and Other Income, Net	624,331	149,662

Loss before Provision for Income Taxes	(5,520,567)	(4,514,434)

Provision for Income Taxes	—	—

Net Loss	$(5,520,567)	$(4,514,434)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.06)

Weighted Average Common Shares Outstanding	74,182,347	74,145,814

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
REVENUE:
Product Development and Licensing Agreements	$2,672,895	$209,209
Government Contracts and Grants	1,241,149	2,156,680
Product Royalties	636,921	88,146

Total Revenue	4,550,965	2,454,035

OPERATING EXPENSE:
Research and Development	13,228,926	11,052,944
General and Administrative	5,924,505	5,242,185
Amortization of Acquired Intangible Assets	746,334	746,334

Total Operating Expense	19,899,765	17,041,463

Operating Loss	(15,348,800)	(14,587,428)

Investment and Other Income, Net	1,558,943	470,556

Loss before Provision for Income Taxes	(13,789,857)	(14,116,872)

Provision for Income Taxes	372,000	—

Net Loss	$(14,161,857)	$(14,116,872)

Basic and Diluted Net Loss Per Common Share	$(0.19)	$(0.19)

Weighted Average Common Shares Outstanding	74,176,593	74,136,931

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:
Net Loss	$(14,161,857)	$(14,116,872)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,505,578	1,142,620
Stock-Based Compensation Expense	953,297	363,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	(135,978)	1,586,930
Prepaid and Other Current Assets	(160,117)	(182,798)
Accounts Payable and Accrued Expenses	(19,447)	(1,884,293)
Deferred Revenue	39,586,697	5,000,793
Other Long-Term Liabilities	1,405,351	—

Net Cash Provided by (Used in) Operating Activities	28,973,524	(8,090,620)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(5,549,954)	(1,351,233)
Other Non-Current Assets	—	1,000

Net Cash Used in Investing Activities	(5,549,954)	(1,350,233)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	13,897	5,438
Proceeds from Exercise of Stock Options and Warrants	5,135	28,928
Payment of Long-Term Liabilities	(180,706)	(136,232)

Net Cash Used in Financing Activities	(161,674)	(101,866)

Net Increase (Decrease) in Cash and Cash Equivalents	23,261,896	(9,542,719)

Cash and Cash Equivalents at Beginning of Period	23,419,434	31,741,494

Cash and Cash Equivalents at End of Period	$46,681,330	$22,198,775

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$87,255	$89,894

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

(1)           Nature of Business

AVANT Immunotherapeutics, Inc. (the “Company” or “AVANT”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a broad portfolio of vaccines and therapeutics against infectious diseases. The portfolio includes a pipeline of preventative, single-dose oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic. The portfolio also includes immunotherapeutics for cardiovascular diseases which are available for partnering, including a treatment to reduce complement-mediated tissue damage associated with cardiac by-pass surgery and a proprietary vaccine candidate for cholesterol management. In addition, the Company is developing the VitriLife® preservation and lyophilization technologies for use in manufacturing AVANT’s oral vaccines and certain other non-injectable applications. AVANT further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in the development and marketing of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines to combat threats of biological warfare and vaccines addressed to global health, human food safety and animal health.

The unaudited consolidated financial statements include the accounts of AVANT and its wholly owned subsidiary, Megan Health, Inc. (“Megan”). All intercompany transactions have been eliminated.

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2006 and 2005 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at September 30, 2006, results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of results for any future interim period or for the full year.

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

(3)           Recent Accounting Pronouncements

SFAS 157:  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have not yet determined the effect if any that adopting SFAS 157 will have on the Company’s financial statements.

SAB 108:  In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years beginning after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material effect on the Company’s consolidated financial position or results of operations.

FIN 48:  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The new guidance is effective for ﬁscal years beginning after December 15, 2006.  Because of the Company’s tax loss position, the adoption of FIN 48 will not have a material impact on AVANT’s near-term financial position and results of operations.

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

In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries. If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which AVANT projected may have been reached in later years as sales of Rotarix® increase. Irrespective of Glaxo’s position, AVANT will still retain the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments it makes to AVANT, though the potential amount of such residual royalties will be lower if Glaxo’s position stands.

The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 “Sale of Future Revenues.”  The upfront unconditional payment of $10 million and the $40 million milestone payment for launch in the European Union were recorded by AVANT as deferred revenue upon receipt. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in light of then current events and circumstances. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. AVANT remitted $1.4 million of the Glaxo milestone payment to PRF in accordance with the PRF agreement. As a result, in the first quarter of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales. Based on management’s best estimates of the amount and timing of Glaxo royalties, the Company has classified $4,415,582 and $45,033,615 of the deferred revenue balance at September 30, 2006 as short-term and long-term, respectively.

(5)           Stock-Based Compensation

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $413,401, which consisted of stock-based compensation expense related to employee and non-employee director stock options and restricted stock units of $106,667 and $306,250, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $953,297, which consisted of stock-based compensation expense related to employee and non-employee director stock options and restricted stock units of $293,158 and $656,250, respectively. There was no stock-based compensation expense related to employee and non-employee director stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005. Stock-based compensation expense of $121,000 and $363,000 related to restricted stock unit awards was recognized during the three and nine months ended September 30, 2005, respectively. No significant stock-based compensation expenses were recorded for employee stock purchases.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the straight-line method and compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will also be recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Employee Stock Benefit Plans

Restricted Stock Unit Awards

On September 21, 2005, AVANT awarded Dr. Una Ryan, its President and CEO, 200,000 Restricted Stock Units. The Restricted Stock Units vest over four years but will vest in their entirety upon the earlier of the sale of the Company or Dr. Ryan’s retirement at or after age 65. The Company determined the value of the Restricted Stock Units to be $270,000, based on a valuation of $1.35 per share, the closing price of AVANT’s common stock on the award date. The value of the Restricted Stock Units is being amortized over the remaining months until Dr. Ryan attains age 65 in December 2006, and is being recorded as compensation expense. In connection with the award, the Company has recognized $54,000 and $162,000 as stock-based compensation expense in the statements of operations during the three- and nine-month periods ended September 30, 2006, respectively.

In November 2004 and September 2003, the Company also awarded Restricted Stock Units to Dr. Ryan and recorded non-cash deferred compensation amounting to $832,000 and $1,104,000, respectively. On September 21, 2006, the Company’s Board of Directors modified these Restricted Stock Units to provide that they vest in their entirety upon the earlier of the sale of the Company or Dr. Ryan’s retirement at or after age 65. The value of the Restricted Stock Units is being amortized over the remaining months until Dr. Ryan attains age 65 in December 2006 and is being recorded as compensation expense. In connection with the awards, the Company has recognized $252,250 and $494,250 and $121,000 and $363,000 as stock-based compensation expense in the statements of operations during the three- and nine-month periods ended September 30, 2006 and 2005, respectively.

AVANT has applied an estimated forfeiture rate of zero to the restricted stock unit awards.

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “2004 Plan”) was adopted on May 13, 2004. All full time employees of AVANT are eligible to participate in the 2004 Plan. A total of 150,000 shares of common stock are reserved for issuance under the 2004 Plan. Under the 2004 Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. During the nine months ended September 30, 2006 and 2005, the Company issued 5,665 and 3,403 shares, respectively, under the 2004 Plan. At September 30, 2006, 126,757 shares were available for issuance under the 2004 Plan.

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

The current purchase period began on July 1, 2006. The Company has established the risk-free interest rate assumption to be 5.3% using the 6-month rate on a traded zero-coupon U.S. Treasury bond. The Company used its historical volatility rate of 51% for the 6-month period preceding the grant date for the current stock purchase period. The Company has concluded that volatility during the current purchase period is expected to be consistent with the calculated historical volatility rate. Finally, the Company established the expected term for the current stock purchase period as six months.  Based on these assumptions, the Company has calculated and expensed the fair value for the 2,500 shares in the current stock purchase period which amounted to $484 for the three months ended September 30, 2006.

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

General Option Information

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1,	2,974,950	$2.55	4.86
Granted	667,950	1.96	9.34
Exercised	(4,188)	1.23	—
Canceled/forfeited	(14,824)	1.89	—
Expired	(322,547)	2.93	—

Outstanding at September 30,	3,301,341	$2.40	5.53

At September 30,
Options exercisable	2,416,721	$2.59
Available for grant	1,405,266
Weighted average fair value of options granted during nine-month period		$1.46

The aggregate intrinsic value of options outstanding at September 30, 2006 was $34,467, of which $26,053 related to exercisable options.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and non-employee director stock options, employee stock purchases and restricted stock unit awards under SFAS 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$39,970	$113,098
General and administrative	373,431	840,199
Total stock-based compensation expense	$413,401	$953,297

Stock-based compensation expense recognized for the three months ended September 30, 2006 and 2005 included $306,250 and $121,000, respectively, related to restricted stock unit awards, all of which were allocated to general and administrative expenses. Stock-based compensation expense recognized for the nine months ended September 30, 2006 and 2005 included $656,250 and $363,000, respectively, related to restricted stock unit awards, all of which were allocated to general and administrative expenses.

Based on basic and diluted weighted average common shares outstanding of 74,182,347 and 74,176,593 for the three- and nine-month periods, respectively, the effect of stock-based compensation expense recorded under SFAS 123R was approximately $0.01 per share.

The table below reflects the pro forma information for the three and nine months ended September 30, 2005 as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Loss:
As reported for prior years	$4,514,434	$14,116,872
Less: Stock-based employee compensation expense as reported	(121,000)	(363,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	221,412	728,636
Net loss, including the effect of stock-based compensation expense	$4,614,846	$14,482,508

Basic and diluted net loss per share — as reported for prior periods	$0.06	$0.19

Basic and diluted net loss per share, including the effect of stock-based compensation expense	$0.06	$0.20

As of September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $775,090 which is expected to be recognized as expense over a weighted average period of 2.3 years. As of September 30, 2006, total compensation cost related to non-vested restricted stock unit awards not yet recognized was $962,000 which is expected to be recognized over a weighted average period of 0.3 years.

The fair values of employee stock options granted during the three and nine months ended September 30, 2006 and 2005 were valued using the Black-Scholes model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected stock price volatility (employees)	76%	81%	76%	81%
Expected stock price volatility (non-employee directors)	—	81%	76%	81%
Expected option term (employees)	6.25 Years	4.5 Years	6.25 Years	4.5 Years
Expected option term (non-employee directors)	—	4.5 Years	5.5 Years	4.5 Years
Risk-free interest rate	4.5 -5.2%	3.8 - 4.3%	4.3 - 5.2%	3.6 - 4.3%
Expected dividend yield	None	None	None	None

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

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected term for its stock option awards. There were 70,000 stock option grants to non-employee directors during the nine months ended September 30, 2006.

Forfeitures were estimated based on historical experience by applying a 10 and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the nine months ended September 30, 2006, respectively.

(6)           Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts receivable consists of the following:

	September 30, 2006	December 31, 2005
Trade	$350,501	$383,416
Other	203,857	34,964
	$554,358	$418,380

Other receivables at September 30, 2006 represent interest receivable from a bank and a receivable due from the Company’s Needham landlord. Other receivables at December 31, 2005 represent interest receivable from a bank.

(7)           Property and Equipment

Property and equipment includes the following:

	September 30, 2006	December 31, 2005
Laboratory Equipment	$3,172,317	$2,966,354
Manufacturing Equipment	1,765,833	1,054,512
Office Furniture and Equipment	1,048,973	1,893,623
Leasehold Improvements	4,710,849	4,510,075
Construction in Progress	4,991,826	960,624
Total Property and Equipment	15,689,798	11,385,188
Less Accumulated Depreciation and Amortization	(5,155,426)	(5,641,525)
	$10,534,372	$5,743,663

The Company has recognized $25,521 and $67,493 of capitalized interest costs incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Fall River and Needham facilities during the three- and nine-month periods ended September 30, 2006, respectively. The total amount of interest expense incurred by AVANT during the three- and nine-month periods was $25,521 and $77,973, respectively.

Depreciation expense related to equipment and leasehold improvements was $293,478 and $206,591 for the three months ended September 30, 2006 and 2005, respectively, and $780,493 and $396,286 for the nine months ended September 30, 2006 and 2005, respectively.

(8)           Intangible and Other Assets

Intangible and other assets include the following:

	September 30, 2006				December 31, 2005
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	$1,090,000	$(1,090,000)	$—	$1,090,000	$(1,090,000)	$—
Core Technology	10 years	3,786,900	(1,792,372)	1,994,528	3,786,900	(1,508,352)	2,278,548
Developed Technology	7 years	3,263,100	(2,716,000)	547,100	3,263,100	(2,366,800)	896,300
Strategic Partner Agreement	17 years	2,563,900	(879,769)	1,684,131	2,563,900	(766,656)	1,797,244

Total Intangible Assets		10,703,900	(6,478,141)	4,225,759	10,703,900	(5,731,808)	4,972,092

Other Non Current Assets		94,981	—	94,981	94,981	—	94,981
		$10,798,881	$(6,478,141)	$4,320,740	$10,798,881	$(5,731,808)	$5,067,073

All of the Company’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $248,778 and $746,334 for the three- and nine-month periods ended September 30, 2006 and 2005, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2006 for the remainder of fiscal year 2006 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2006 (remaining three months)	$248,778
2007	960,212
2008	529,512
2009	529,512
2010	514,622
2011 and thereafter	1,443,123

(9)           Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.”  The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, warrants and restricted stock units. Options and warrants to purchase 3,745,785 and 3,549,365 shares of common stock and restricted stock units totaling 1,000,000 shares were not included in the computations of weighted average common shares for the periods ended September 30, 2006 and 2005, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

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

In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries.

(B)       Pfizer Inc (“Pfizer”)

The Company entered into a licensing agreement in December 2000 with Pfizer’s Animal Health Division whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines. Under the agreement, AVANT may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. AVANT may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. AVANT has no obligation to incur any research and development costs in connection with this agreement.

As of June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. The collaboration will employ vaccine technologies owned by AVANT. Under the agreement, Pfizer and AVANT will conduct a joint research program funded by Pfizer to develop prophylactic and therapeutic vaccines to protect livestock and companion animals from respiratory and enteric diseases. AVANT considers its June 2006 arrangement with Pfizer to be a revenue arrangement with multiple deliverables. The Company expects to recognize revenue as the research and development service deliverables are completed and delivered to Pfizer.

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

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of September 30, 2006, AVANT has received a number of additional subcontract modifications from DVC to support preclinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $9.4 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the nine months ended September 30, 2006 and 2005, AVANT recognized $1,049,906 and $1,942,709, respectively, in government contract revenue from DVC. Through September 30, 2006, AVANT had received approximately $9.2 million in payments under the various subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days written notice.

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

At September 30, 2006, AVANT has recorded leasehold improvements of $1,227,800 and currently has a loan payable of $1,084,557 to MassDevelopment, of which $75,032 is classified as current and $1,009,525 as long-term. AVANT began amortizing the leasehold improvements when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan is approximately $781,600 at September 30, 2006.

(B)       Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months at an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book value of these collateralized assets at September 30, 2006 and December 31, 2005 was $795,830 and $880,690, respectively.

At September 30, 2006, AVANT currently has a note payable of $694,466 to MassDevelopment, of which $129,859 is classified as current and $564,607 as long-term. AVANT began depreciating the manufacturing and laboratory equipment assets over the estimated economic lives of the assets when the equipment became ready for its intended use. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $610,600 at September 30, 2006.

(13)         Commitments and Contingencies

(A)       Commitments for the Renovations of the Needham Facility and Improvements to the Fall River Facility

In November 2005, AVANT entered into a Lease Amendment with the landlord which specified terms for the complete renovation of the Company’s Needham facility. The current projected costs for the tenant improvements portion of the renovations project are approximately $9.1 million. As an incentive for AVANT to enter into the Lease Amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. The Company will record the full cost of the Needham renovation project as an asset and the amounts of landlord incentive will be recorded as deferred rent (included under “Other Long Term Liabilities” account in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1 “Issues Related to Accounting for Leases.”  Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term when the renovation project is complete and will be classified as an operating activity in the Consolidated Statement of Cash Flows.

In November 2005, AVANT amended the MassDevelopment lease to increase the rentable space by approximately 2,500 square feet to approximately 14,300 square feet at the Fall River facility. The landlord is providing a tenant incentive allowance of $49,740 against the cost of alterations and improvements required by AVANT to be made to the expanded space. As of September 30, 2006, none of the tenant incentive allowance has been received. In April 2006, AVANT entered into a Design/Build Contract with a design/builder for the build-out of the expanded space. The contract amount totals $345,000 and the construction project was completed in the third quarter of 2006.

(B)       Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10. AVANT has entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work and remaining aggregate commitments as of September 30, 2006 total approximately $1,011,656. The Company has incurred $1,348,356 and $8,129,077, respectively, of expense related to the Lonza Agreement in the nine-month period ended September 30, 2006 and from inception through September 30, 2006, of which $190,768 remained accrued at September 30, 2006.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to:  (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against anthrax and plague or any other microbes used as bioweapons and other disease causing agents; (3) the ability to successfully complete development and commercialization of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800, ETEC E. coli and other products; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800, ETEC E. coli and other preclinical and clinical testing; (5) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800, ETEC E. coli and other products; (6) the ability of the Company to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, Glaxo; (9) Glaxo’s strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets and its payment of royalties to AVANT; (10)  changes in existing and potential relationships with corporate collaborators; (11) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (12) the timing, cost and uncertainty of obtaining regulatory approvals to use TP10, CETi-1, CholeraGarde® (Peru-15) and Ty800, ETEC E. coli, among other purposes, for adults undergoing cardiac surgery, to raise serum HDL cholesterol levels and to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (13) the ability to obtain substantial additional funding; (14) the ability to develop and commercialize products before competitors and that are superior to the alternatives developed by competitors; (15) the ability to retain certain members of management; (16) AVANT’s expectations regarding research and development expenses and general and administrative expenses; (17) DVC’s ability to complete clinical trials and perform under its agreement; (18) AVANT’s expectations regarding CETP’s ability to improve cholesterol levels and AVANT’s ability to develop and commercialize CETP; (19) AVANT’s expectations regarding cash balances, anticipated royalty payments (including those from Glaxo) and expenses, including infrastructure expenses; and (20) other factors detailed from time to time in filings with the Securities and Exchange Commission. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated

Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $413,401, which consisted of stock-based compensation expense related to employee and non-employee director stock options and restricted stock units of $106,667 and $306,250, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $953,297, which consisted of stock-based compensation expense related to employee and non-employee director stock options and restricted stock units of $293,158 and $656,250, respectively. There was no stock-based compensation expense related to employee and non-employee director stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005. Stock-based compensation expense of $121,000 and $363,000 related to restricted stock unit awards was recognized during the three and six months ended September 30, 2005, respectively. Stock-based compensation expense of $953,297 and $363,000 was reflected as operating cash flows in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, respectively. See Note 4 to the Consolidated Financial Statements for additional information. No significant stock-based compensation expenses were recorded for employee stock purchases.

The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $1.05 and $1.46, respectively, per share using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Expected stock price volatility (employees)	76%	76%
Expected stock price volatility (non-employee directors)	—	76%
Expected option term (employees)	6.25 Years	6.25 Years
Expected option term (non-employee directors)	—	5.5 Years
Risk-free interest rate	4.5 — 5.2%	4.3 — 5.2%
Expected dividend yield	None	None

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

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected term for its stock option awards. There were 70,000 stock option grants to non-employee directors during the nine months ended September 30, 2006.

Forfeitures were estimated based on historical experience by applying a 10 and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the nine months ended September 30, 2006, respectively.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

OVERVIEW

AVANT’s focus is unlocking the power of the immune system to prevent and treat disease. The Company has assembled a broad portfolio of technologies and intellectual property that gives it a strong competitive position in vaccines and immuno-therapeutics. These include an oral human rotavirus vaccine, which gained its first marketing approval in Mexico in July 2004 and is being marketed by Glaxo worldwide. Five of AVANT’s products are in clinical development. The Company’s goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis.

The Company has actively developed and acquired innovative technologies — especially novel approaches to vaccine creation. The development of immunotherapeutic vaccines like the CETP vaccine and the marriage of innovative bacterial vector delivery technologies with unique manufacturing processes offer the potential for a new generation of vaccines. In addition, AVANT’s vaccine technologies can provide rapid protection against bacterial illnesses which may prove useful for improving and expanding the U.S.’s vaccine arsenal against microbial agents used in war or terrorist attacks.

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

During the past five years through the end of 2005, AVANT incurred an aggregate of $74 million in research and development costs. During the nine months ended September 30, 2006, AVANT incurred an aggregate of $13.4 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the two years ended December 31, 2005 and 2004 and the nine-month periods ended September 30, 2006 and 2005. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended Septembere 30,		Years Ended December 31,
	2006	2005	2005	2004
Bacterial Vaccines:
CholeraGarde®	$3,240,200	$707,500	$1,257,200	$123,100
Ty800	619,700	334,900	404,500	688,300
Other	1,287,400	348,300	528,900	332,500
BioDefense Vaccines:	1,413,700	1,839,200	2,470,700	3,082,800
Cholesterol Management Vaccine:
CETi-1	834,000	458,500	650,800	816,900
Complement Inhibitors:
TP10/TP20	3,722,800	6,973,000	8,327,200	7,706,300
Food Safety & Animal Health Vaccines:	6,200	7,000	9,900	12,600
Viral Vaccines:
Rotarix® vaccine	648,600	—	—	500,000
Avian Flu	585,400	—	—	—
Therapore®/HIV	—	4,900	11,800	184,900
Other Programs:	871,000	379,700	402,300	426,400

Total R&D Expense	$13,229,000	$11,053,000	$14,063,300	$13,873,800

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

In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries.

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

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $32.3 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program. During the nine months ended September 30, 2006, the Company incurred approximately $3.7 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program.

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

Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. During 2002, AVANT completed a Phase 2 dose-ranging study with CholeraGarde® which confirmed the safety and activity of this vaccine and supported the start of Phase 2 trials in December 2002 with the International Vaccine Institute (“IVI”) in Bangladesh where cholera is endemic. In July 2005, Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses. Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial. AVANT is preparing for a CholeraGarde® Phase 3 clinical study in the U.S. planned for mid-year 2007.

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

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development and clinical costs on its CholeraGarde® program. During the nine months ended September 30, 2006, AVANT incurred approximately $3.2 million in research, development, manufacturing and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for global health needs. The National Institute of Allergy and Infectious Disease (“NIAID”) of the National Institutes of Health (“NIH”) and AVANT agreed for the NIAID to conduct a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID funded the production of Ty800 vaccine for clinical testing and initiated the Phase 1/2 trial at a NIH-funded clinical site in February 2006. The NIAID trial seeks to confirm the safety and immunogenicity of the Ty800 oral vaccine observed in an earlier physician-sponsored Ty800 vaccine study. Enrollment in this study was completed during the third quarter of 2006. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately

$5.3 million in research, development, contract manufacturing and clinical costs on its Ty800 program. During the nine months ended September 30, 2006, AVANT incurred approximately $619,700 in research, development and clinical costs on its Ty800 program.

Finally, AVANT is developing three additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Shigella and Campylobacter—all important causes of serious diarrheal diseases worldwide.

These three programs are in pre-clinical development. In April 2005, AVANT was awarded a Phase I Small Business Innovation Research (“SBIR”) grant to support the development of a live attenuated salmonella vaccine against campylobacter. The NIAID award provided approximately $107,000 in funding and work was completed by AVANT during the second quarter of 2006. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.2 million in research, development and clinical costs on these pre-clinical programs. During the nine months ended September 30, 2006, AVANT incurred approximately $1.3 million in research, development and clinical costs on these pre-clinical programs.

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

Further, in January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of June 30, 2006, AVANT has received a number of additional subcontract modifications from DVC to support pre-clinical animal testing of vaccine constructs and the start of human clinical testing of a plague vaccine candidate being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $9.4 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. For the nine months ended September 30, 2006 and 2005, AVANT recognized $1,049,906 and $1,942,709, respectively, in government contract revenue from DVC. Through September 30, 2006, AVANT had received approximately $9.2 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $9.3 million in research and development costs on its biodefense vaccine program. During the nine months ended September 30, 2006, AVANT incurred approximately $1.4 million in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer Inc. (“Pfizer”), who will apply AVANT’s vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $1.5 million in research and development costs on its food safety and animal health vaccines program. During the nine months ended September 30, 2006, AVANT incurred approximately $6,200 in research and development costs on its food safety and animal health vaccines program.

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

In October 2003, AVANT completed a Phase 2 efficacy study of its CETi-1 vaccine in approximately 200 patients with low levels of HDL cholesterol. The results of the study demonstrated proof-of-concept in humans confirming that blocking cholesterol transfer could raise HDL levels. In addition, the CETi-1 vaccine worked as designed to elicit anti-CETP antibodies in a high percentage of patients treated, approximately 90%. In recent pre-clinical testing, AVANT has identified a new adjuvanted formulation for the vaccine that, when combined with a more immunogenic peptide sequence, in an animal study elicits more than a 10-fold increase in anti-CETP antibody titers in animal studies when compared to the previous vaccine formulation. AVANT has contracted for the production of GMP peptide for the newly formulated vaccine and expects to complete release and stability studies in 2006. During the period January 1, 2001 through December 31, 2005, AVANT incurred approximately $10.4 million in research, development, contract manufacturing and clinical costs associated with the CETP program. During the nine months ended September 30, 2006, AVANT incurred approximately $834,000 in research, development, contract manufacturing and clinical costs associated with the CETP program. AVANT plans to seek a corporate partner to complete development and to commercialize the CETP vaccine.

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

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2006 as Compared
with the Three-Month Period Ended September 30, 2005

AVANT reported consolidated net loss of $5,520,567, or $.07 per share, for the third quarter ended September 30, 2006, compared with a net loss of $4,514,434, or $.06 per share, for the third quarter ended September 30, 2005. The weighted average common shares outstanding used to calculate net loss per common share was 74,182,347 in 2006 and 74,145,814 in 2005.

Revenue:  Total revenue decreased $507,323 to $338,999 for the third quarter of 2006 compared to $846,322 for the third quarter of 2005.

Product development and licensing revenue decreased $43,217 to $35,475 in 2006 from $78,692 in 2005 due to a decrease in reimbursed patent expense by AVANT’s partner, Pfizer.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $280,419 and $767,630 in government contract and grant revenue during the third quarters of 2006 and 2005, respectively, for work performed. The decrease in revenue in 2006 compared to 2005 primarily reflects reduced levels of vaccine development work billable to DVC in 2006.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. In March 2005, the USDA placed a stop sale order on Megan®Vac 1 and Megan®Egg for LAHI’s failure to update the Outline of Production as LAHI improved the fermentation process. LAHI updated the Outline of Production and in July 2005 the USDA lifted the stop sale order on the Megan products. Royalty payments received during the third quarter of 2006 totaled $23,105 and no royalty payments were received during the third quarter of 2005.

Operating Expense:  Total operating expense increased $973,479, or 17.7%, to $6,483,897 for the third quarter of 2006 compared to $5,510,418 for the third quarter of 2005.

Research and development expense increased $824,986, or 23.0%, to $4,416,320 from $3,591,334 in 2005. The increase in 2006 compared to 2005 is primarily due to increases in research and development personnel and related costs of $457,839, laboratory materials and supplies of $131,669, contract manufacturing costs incurred for TP10 process development and scale-up work of $191,709 and non-personnel operating and facility-related costs of $351,788 associated with operations of the Fall River facility in 2006 compared to 2005. These increases were offset in part by declines in clinical trials costs of $605,892 associated with the TP10 program as a result of the completion of the TP10 Phase 2 female clinical trial.

General and administrative expense increased $148,493, or 8.9%, to $1,818,799 in 2006 compared to $1,670,306 in 2005 and is primarily attributed to increases in stock-based compensation expense of $252,431 and consulting costs of $104,626, which were partly offset by a decrease in other personnel-related expenses of $87,820 and legal and other professional fees of $110,567.

Amortization expense of acquired intangible assets was $248,778 in 2006 and 2005.

Investment and Other Income, Net:  Interest and other income increased $474,669 to $624,331 for the third quarter of 2006 compared to $149,662 for the third quarter of 2005. The increase is primarily due to higher interest rates and average cash balances during the third quarter of 2006 compared to the third quarter of 2005. During the third quarters of 2006 and 2005, the average month-end cash balances were $49,378,137 and $24,007,956, respectively. The effective interest rates during the third quarters of 2006 and 2005 were 5.09% and 3.27%, respectively.

Nine-Month Period Ended September 30, 2006 as Compared
 with the Nine-Month Period Ended September 30, 2005

AVANT reported consolidated net loss of $14,161,857, or $.19 per share, for the nine months ended September 30, 2006, compared with a net loss of $14,116,872, or $.19 per share, for the nine months ended September 30, 2005. The weighted average common shares outstanding used to calculate net loss per common share was 74,176,593 in 2006 and 74,136,931 in 2005.

Revenue:  Total revenue increased $2,096,930 to $4,550,965 for the first nine months of 2006 compared to $2,454,035 for the first nine months of 2005.

Product development and licensing revenue increased $2,463,686 to $2,672,895 in 2006 from $209,209 in 2005. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a one-time $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. Product development and licensing revenue of $2.6 million was recorded in the first quarter of 2006 and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement. In the first quarter of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $1,241,149 and $2,156,680 in government contract and grant revenue during the first nine months of 2006 and 2005, respectively, for work performed. The decrease in revenue in 2006 compared to 2005 primarily reflects reduced levels of vaccine development work billable to DVC in 2006. AVANT expects the amount of research work to be performed for DVC during the remainder of 2006 to decrease from the amount of research work performed during the fourth quarter of 2005.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the first nine months of 2006 and 2005 totaled $86,117 and $88,146, respectively. AVANT expects royalty payments from LAHI to be approximately the same in the fourth quarter of 2006 compared to 2005.

Operating Expense:  Total operating expense increased $2,858,302, or 16.8%, to $19,899,765 for the first nine months of 2006 compared to $17,041,463 for the first nine months of 2005.

Research and development expense increased $2,175,982, or 19.7%, to $13,228,926 for the first nine months of 2006 from $11,052,944 for the first nine months of 2005. The increase in 2006 compared to 2005 is primarily due to $600,000 of license fee expense recorded in the first quarter of 2006 for amounts which will be payable to CCH in connection with the aforementioned 2006 Glaxo milestone payment. The Company also experienced increases in research and development personnel and related costs of $1,339,418, consultant fees of $214,614, contract research costs of $326,137, other license fees of $148,566, and non-personnel operating and facility-related costs of $756,004 associated with operations of the Fall River facility in 2006 compared to 2005. These increases were offset in part by a decrease in clinical trials costs of $1,542,025 associated with the TP10 program as a result of the completion of the TP10 Phase 2 female clinical trial. AVANT expects research and development expense to increase substantially in the fourth quarter of 2006 as AVANT prepares for a CholeraGarde® Phase 3 trial starting in mid-year 2007 and as the Fall River facility runs at full operational status.

General and administrative expense increased $682,320, or 13.0%, to $5,924,505 for the first nine months of 2006 compared to $5,242,185 in 2005 and is primarily attributed to increases in stock-based compensation expense of $477,198, consultant fees of $145,603 and investor relations expenses of $89,388. These increases are partly offset by a decrease in legal and other professional fees of $142,692. AVANT expects general and administrative expense to continue at this level for the remainder of 2006.

Amortization expense of acquired intangible assets was $746,334 in the first nine months of 2006 and 2005.

Investment and Other Income, Net:  Interest and other income increased by $1,088,387 to $1,558,943 for the first nine months of 2006 compared to $470,556 for the first nine months of 2005. The increase is primarily due to higher interest rates and average cash balances during the first nine months of 2006 compared to the first nine months of 2005. During the first nine months of 2006 and 2005, the average month-end cash balances were $46,441,661 and $26,948,666, respectively. The effective interest rates during the first nine months of 2006 and 2005 were 4.68% and 2.80%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $46,681,330. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash provided by operating activities increased to $28,973,524 for the first nine months of 2006 compared to net cash used in operating activities of $8,090,620 for the first nine months of 2005. The increase is primarily attributed to the net increase in deferred revenue of $39,586,697 related primarily to the $40 million PRF milestone payment received in the first quarter of 2006. These amounts were offset partly by the increase in accounts receivable and the increase in net loss incurred in 2006 compared to 2005. Other than the effect of receiving the $40 million milestone payment from PRF, AVANT expects that cash used in operations will continue to increase in 2006 as the Company continues to develop its products in clinical trials, contracts for the manufacture of clinical materials, runs its Fall River facility at full operational status, makes license and royalty payments and advances new products into preclinical development. The expected increase in cash used would be partially offset by receipt of anticipated payments under the Company’s government contracts and grants and anticipated product royalty and milestone payments.

Cash used in investing activities increased to $5,549,954 for the first nine months of 2006 compared to $1,350,233 for the first nine months of 2005. The increase is due to increased investment in property and equipment in 2006 primarily towards the renovations of the Needham facility and for the Fall River facility compared to 2005. AVANT expects it will continue to use cash in its investing activities as the Company expands its infrastructure at the Fall River facility and continues full-scale renovations of its Needham facility.

Net cash used in financing activities was $161,674 for the first nine months of 2006 compared to $101,866 for the first nine months of 2005. The increase in net cash used in financing activities is primarily due to increases in payments of long-term liabilities.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at September 30, 2006 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2006	2007-2009	2010-2011	Thereafter
Contractual obligations:
Operating lease obligations	$19,718,200	$701,500	$5,626,500	$3,604,500	$9,785,700
Loan Payable*	1,488,000	23,700	404,900	247,000	812,400
Note Payable*	785,500	29,500	531,500	224,500	—
Licensing obligations	531,300	21,300	255,000	170,000	85,000
Construction contracts	4,538,500	1,534,800	3,003,700	—	—
Total contractual obligations	$27,061,500	$2,310,800	$9,821,600	$4,246,000	$10,683,100

Commercial commitments:
Clinical development	$425,900	$270,800	$155,100	$—	$—
Manufacturing development	1,435,000	1,045,500	389,500	—	—
Total commercial commitments	$1,860,900	$1,316,300	$544,600	$—	$—

*                    includes interest obligations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

AVANT owns financial instruments that are sensitive to market risk as part of its investment portfolio. The Company’s investment portfolio is used to preserve its capital until it is used to fund operations, including its research and development activities. None of these market-risk sensitive instruments are held for trading purposes. AVANT invests its cash primarily in money market mutual funds. These investments are evaluated quarterly to determine the fair value of the portfolio. The Company’s investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. AVANT has implemented investment policies regarding the amount and credit ratings of investments. Because of the short-term nature of these investments, AVANT does not believe it has material exposure due to market risk. The impact to AVANT’s financial position and results of operations from likely changes in interest rates is not material.

AVANT does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2006 due to the short-term maturities of these instruments.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2006, AVANT carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. In designing and evaluating AVANT’s disclosure controls and procedures, AVANT and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and AVANT’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, AVANT’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, as a result of the material weakness discussed below, its disclosure controls and procedures were not effective to ensure that information required to be disclosed by AVANT in the reports it files or submits under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. AVANT will continue to review and document its disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its disclosure controls and procedures evolve with its business.

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

In the second quarter of 2006, the Company implemented changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address the material weakness noted in the prior quarter. In the third quarter of 2006, other than the item disclosed above, there were no significant changes in the Company’s controls and procedures.

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

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

/s/ UNA S. RYAN
Dated: November 9, 2006	Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 9, 2006	Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Section 1350 Certifications