Form 10-Q
period 2007-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2007-08-08
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, 74,188,066 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended June 30, 2007
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,909,541	$40,911,539
Accounts Receivable	102,437	320,941
Prepaid Expenses and Other Current Assets	1,317,116	1,171,014

Total Current Assets	27,329,094	42,403,494

Property and Equipment, Net	16,555,004	13,967,800
Investment in Select Vaccines Ltd.	696,951	—
Intangible and Other Assets, Net	3,591,866	4,071,963
Goodwill	1,036,285	1,036,285
Total Assets	$49,209,200	$61,479,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$887,593	$2,552,089
Accrued Expenses	3,215,922	2,674,544
Current Portion of Deferred Revenue	3,786,108	4,380,074
Current Portion of Long-Term Liabilities	575,714	477,606
Total Current Liabilities	8,465,337	10,084,313

Deferred Revenue	44,759,405	45,069,123
Other Long-Term Liabilities	4,815,954	4,165,126

Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—

Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,404,367 Issued and 74,184,048 Outstanding at June 30, 2007 and 74,402,867 Issued and 74,182,548 Outstanding at December 31, 2006	74,404	74,403
Additional Paid-In Capital	258,737,723	258,560,628
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Other Comprehensive Income: Unrealized Loss	(38,049)	—
Accumulated Deficit	(267,377,929)	(256,246,405)

Total Stockholders’ Equity (Deficit)	(8,831,497)	2,160,980

Total Liabilities and Stockholders’ Equity	$49,209,200	$61,479,542

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
REVENUE:
Product Development and Licensing Agreements	$10,018	$17,446
Government Contracts and Grants	88,999	460,523
Product Royalties	910,379	27,510

Total Revenue	1,009,396	505,479

OPERATING EXPENSE:
Research and Development	4,967,629	4,463,899
General and Administrative	1,671,138	2,117,192
Amortization of Acquired Intangible Assets	240,048	248,778

Total Operating Expense	6,878,815	6,829,869

Operating Loss	(5,869,419)	(6,324,390)

Investment and Other Income, Net	364,173	654,091

Net Loss	$(5,505,246)	$(5,670,299)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.08)

Shares Used in Calculating Basic and Diluted Net Loss per Share	75,184,048	74,174,761

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
REVENUE:
Product Development and Licensing Agreements	$18,104	$2,637,420
Government Contracts and Grants	351,258	960,730
Product Royalties	1,822,231	613,816

Total Revenue	2,191,593	4,211,966

OPERATING EXPENSE:
Research and Development	9,926,331	8,812,606
General and Administrative	3,723,115	4,105,706
Amortization of Acquired Intangible Assets	480,096	497,556

Total Operating Expense	14,129,542	13,415,868

Operating Loss	(11,937,949)	(9,203,902)

Investment and Other Income, Net	806,424	934,612

Loss before Provision for Income Taxes	(11,131,525)	(8,269,290)

Provision for Income Taxes	—	372,000

Net Loss	$(11,131,525)	$(8,641,290)

Basic and Diluted Net Loss Per Common Share	$(0.15)	$(0.12)

Shares Used in Calculating Basic and Diluted Net Loss per Share	75,184,015	74,173,668

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net Loss	$(11,131,525)	$(8,641,290)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,235,809	963,322
Loss on Disposal of Assets	74,148	—
Stock-Based Compensation Expense	175,387	539,895
Changes in Operating Assets and Liabilities:
Accounts Receivable	218,504	(317,291)
Prepaid and Other Current Assets	(146,102)	(20,846)
Accounts Payable and Accrued Expenses	(1,123,117)	270,528
Deferred Revenue	(903,684)	39,449,197
Other Long-Term Liabilities	879,428	593,334

Net Cash Provided by (Used in) Operating Activities	(10,721,152)	32,836,849

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(3,417,064)	(2,672,598)
Investment in Select Vaccines Limited	(735,000)	—

Cash Used in Investing Activities	(4,152,064)	(2,672,598)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	1,709	6,145
Proceeds from Exercise of Stock Options and Warrants	—	4,921
Payments of Long-Term Liabilities	(130,491)	(126,035)

Net Cash Used in Financing Activities	(128,782)	(114,969)

Net Increase (Decrease) in Cash and Cash Equivalents	(15,001,998)	30,049,282

Cash and Cash Equivalents at Beginning of Period	40,911,539	23,419,434

Cash and Cash Equivalents at End of Period	$25,909,541	$53,468,716

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,930	$61,734

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

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

(2)           Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2007 and 2006 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at June 30, 2007, results of operations for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results for any future interim period or for the full year.

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

(3)           Recent Accounting Pronouncements

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 155 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. AVANT has not yet determined the effect if any that adopting SFAS 159 will have on the Company’s financial statements.

EITF 07-3:  In June 2007, the EITF reached consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 states that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or the related services have been performed. EITF is effective for fiscal years beginning after December 15,

2007. Entities are to recognize the effects of EITF 07-3 prospectively for new contracts entered into after the effective date. The adoption of EITF 07-3 will not have a material impact on AVANT’s financial position or results of operations.

(4)           Stock-Based Compensation

The Company adopted SFAS 123(R) beginning January 1, 2006, using the modified prospective transition method. In conjunction with the adoption of SFAS 123(R), compensation expense for all stock-based payment awards granted prior to January 1, 2006 will continue to be recognized using the straight-line method and compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will also be recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of June 30, 2007, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 1999 Stock Option and Incentive Plan (the “1999 Plan”). For a complete discussion of the Company’s share-based plans see Note 5 of the consolidated financial statements included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 16, 2007.

Employee Stock Benefit Plans

Restricted Stock Unit Awards

In September 2005, November 2004 and September 2003, the Company awarded restricted stock units to Dr. Una Ryan, its President and CEO, and determined the value of the restricted stock unit awards to be $270,000, $832,000 and $1,104,000, respectively, based on the closing price of AVANT’s common stock on the award date. The value of the restricted stock units was amortized over the remaining months until Dr. Ryan attained age 65 in December 2006, and was recorded as compensation expense. In connection with the awards, the Company has recognized $175,000 and $350,000 as stock-based compensation expense in the statements of operations during the three- and six-month periods ended June 30, 2006, respectively.

AVANT has applied an estimated forfeiture rate of zero to the restricted stock unit awards.

Employee Stock Purchase Plan

During the six months ended June 30, 2007 and 2006, the Company issued 1,500 and 5,665 shares, respectively, under the 2004 ESPP Plan. At June 30, 2007, 121,239 shares were available for issuance under the 2004 ESPP Plan.

The current purchase period began on January 1, 2007. The Company has established the risk-free interest rate assumption to be 4.9% using the 6-month rate on a traded zero-coupon U.S. Treasury bond. The Company used its historical volatility rate of 46% for the 6-month period preceding the grant date for the current stock purchase period. The Company has concluded that volatility during the current purchase period is expected to be consistent with the calculated historical volatility rate. Finally, the Company established the expected term for the current stock purchase period as six months. Based on these assumptions, the stock-based compensation expense recorded for the employee stock purchases was not significant.

Employee Stock Option Plan

General Option Information

A summary of stock option activity under the 1999 Plan for the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1	3,281,154	$2.40	5.26
Granted	446,100	1.29
Canceled/forfeited	(98,699)	1.65
Expired	(174,113)	1.70
Outstanding at June 30	3,454,442	$2.32	5.21

At June 30
Options exercisable	2,542,588	$2.55

The weighted average fair value of options granted during the six-month period ended June 30, 2007 was $0.92.

The aggregate intrinsic value of options outstanding at June 30, 2007 was zero. All options are at prices higher than the Company’s current stock price and therefore have no intrinsic value.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and non-employee director stock options and employee stock purchases under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006 which was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Research and development	$32,386	$39,733	$73,419	$73,128
General and administrative	44,103	235,908	101,968	466,767
Total stock-based compensation expense	$76,489	$275,641	$175,387	$539,895

Stock-based compensation expense related to restricted stock unit awards recognized for the three and six months ended June 30, 2006 was $175,000 and $350,000, respectively, all of which was allocated to general and administrative expenses.

Based on basic and diluted weighted average common shares outstanding of 75,184,048 and 75,184,015, the effect of stock-based compensation expense recorded under SFAS 123R for the three-and six-month periods has no significant impact on earnings per share.

As of June 30, 2007, total compensation cost related to non-vested stock options not yet recognized was $810,980, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.1 years.

The fair values of employee and non-employee director stock options granted during the three and six months ended June 30, 2007 and 2006 were valued using the Black-Scholes model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected stock price volatility (employees)	73%	80%	73%	80%
Expected stock price volatility (non-employee directors)	66%	78%	66%	78%
Expected option term (employees)	6.25 Years	6.25 Years	6.25 Years	6.25 Years
Expected option term (non-employee directors)	5.5 Years	5.5 Years	5.5 Years	5.5 Years
Risk-free interest rate	4.5 - 5.2%	4.8 - 5.2%	4.4 - 5.2%	4.3 - 5.2%
Expected dividend yield	None	None	None	None

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

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected term for its stock option awards. There were 75,000 stock option grants to non-employee directors during the three months ended June 30, 2007.

Forfeitures were estimated based on historical experience by applying an eleven and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the six months ended June 30, 2007, respectively.

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

Accounts receivable consists of the following:

	June 30, 2007	December 31, 2006
Trade	$36,931	$183,830
Other	65,506	137,111
	$102,437	$320,941

Other receivables at June 30, 2007 and December 31, 2006 represent interest receivable from a bank.

(6)           Property and Equipment

Property and equipment includes the following:

	June 30, 2007	December 31, 2006
Laboratory Equipment	$4,234,713	$3,631,247
Manufacturing Equipment	1,976,795	1,842,017
Office Furniture and Equipment	1,354,334	992,076
Leasehold Improvements	9,613,062	5,202,366
Construction in Progress	5,352,065	7,668,904
Total Property and Equipment	22,530,969	19,336,610
Less Accumulated Depreciation and Amortization	(5,975,965)	(5,368,810)
	$16,555,004	$13,967,800

AVANT recorded a loss of $74,148 on disposal of fixed assets during the six months ended June 30, 2007.

The Company has recognized $22,930 and $25,997 of capitalized interest costs incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Fall River and Needham facilities during the three-month periods ended June 30, 2007 and 2006, respectively, and $32,003 and $41,972 of capitalized interest costs during the six-month periods ended June 30, 2007 and 2006, respectively. The total amount of interest expense incurred by AVANT during the three-month periods ended June 30, 2007 and 2006 was $22,930 and $25,997, respectively, and $46,378 and $52,452 during the six-month periods ended June 30, 2007 and 2006, respectively.

Depreciation expense related to equipment and leasehold improvements was $417,239 and $241,463 for the three months ended June 30, 2007 and 2006, respectively, and $755,074 and $487,465 for the six months ended June 30, 2007 and 2006, respectively.

(7)           Intangible and Other Assets

Intangible and other assets include the following:

	June 30, 2007				December 31, 2006
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	$1,090,000	$(1,090,000)	$—	$1,090,000	$(1,090,000)	$—
Core Technology	10 years	3,786,900	(2,076,393)	1,710,507	3,786,900	(1,887,046)	1,899,854
Developed Technology	7 years	3,263,100	(3,047,740)	215,360	3,263,100	(2,832,400)	430,700
Strategic Partner Agreement	17 years	2,563,900	(992,882)	1,571,018	2,563,900	(917,472)	1,646,428

Total Intangible Assets		10,703,900	(7,207,015)	3,496,885	10,703,900	(6,726,918)	3,976,982

Other Non Current Assets		94,981	—	94,981	94,981	—	94,981
		$10,798,881	$(7,207,015)	$3,591,866	$10,798,881	$(6,726,918)	$4,071,963

All of AVANT’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $240,048 and $248,778 for the three-month periods ended June 30, 2007 and 2006, respectively, and $480,096 and $ 497,556 for the six-month periods ended June 30, 2007 and 2006, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2007 for the remainder of fiscal year 2007 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2007 (remaining six months)	$480,111
2008	529,512
2009	529,512
2010	514,622
2011	350,822
2012 and thereafter	1,092,303

(8)           Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, warrants and restricted stock units. Options and warrants to purchase 3,898,886 and 4,033,670 shares of common stock and restricted stock units totaling 0 and 1,000,000 shares were not included in the computations of weighted average common shares for the periods ended June 30, 2007 and 2006, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. In 2007, restricted stock units totaling 1,000,000 shares were included in the computation of basic and diluted net loss per share as all necessary conditions for their issuance had been satisfied and an insignificant amount of cash consideration will be received upon issuance.

(9)           Income Taxes

The $40 million milestone payment received from Paul Royalty Fund II, L.P. (“PRF”) during the first quarter of 2006 resulted in taxable income for the Company. The regular taxable income generated by this transaction will be fully offset against available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that was estimated to result from receipt of this milestone. In the fourth quarter of 2006, the estimated provision was adjusted to $120,000.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As a result of the implementation of FIN 48, AVANT recognized no material adjustment in the liability for unrecognized income tax benefits. At adoption date and at June 30, 2007, AVANT had no material unrecognized income tax benefits.

As of December 31, 2006, the Company had federal and state net operating losses (“NOL”) carryforwards and federal and state research and development credits (“R&D”) credit carryforwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has completed a study to assess whether changes of control have occurred which would limit the Company’s utilization of its NOL or R&D credit carryforwards. Based on this study, management has concluded that there are no such limitations. The Company does not expect to have any taxable income for the foreseeable future.

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

The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. There have been no interest or penalties recognized in the consolidated statement of operations and on the consolidated balance sheet as a result of FIN 48 calculations. The Company had $0 accrued for interest and penalties at June 30, 2007.

As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOLs, capitalized research and development expenditures and R&D credits. Management has determined that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2007 and December 31, 2006.

The Company is in the process of restructuring and closing the Company’s Missouri location and therefore expects that it will not benefit from the Missouri state loss carryforwards. This state net operating loss carryforward totaled approximately $12,043,600 at June 30, 2007.

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

The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18, Sale of Future Revenues. The upfront unconditional payment of $10 million and the $40 million milestone payment for launch in the European Union were recorded by AVANT as deferred revenue upon receipt. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues are being recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to PRF is an estimate which will be updated for any changes in expectations of such payments. The impact of any such changes will be applied prospectively.

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

AVANT also recorded $600,000 in royalty expense payable to Cincinnati Children’s Hospital Medical Center (“CCH”) as a result of this milestone payment. AVANT remitted the remaining $1.4 million of the Glaxo milestone payment to PRF in accordance with the PRF agreement. As a result, in the first six months of 2006, AVANT also recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales. In the first six months of 2007, AVANT recognized $1,754,227 in product royalty revenue consisting of $903,684 related to PRF’s purchased interest in Rotarix® net royalties and $850,543 related to AVANT’s retained interest in Rotarix® net royalties which were not sold to PRF, which also corresponds to the amount payable by AVANT to CCH. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. Based on management’s best estimates of the amount and timing of Glaxo royalties, the Company has classified $3,786,108 and $44,759,405 of the deferred revenue balance at June 30, 2007 as short-term and long-term, respectively.

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

As of June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. The collaboration will employ vaccine technologies owned by AVANT. Under the agreement, Pfizer and AVANT will conduct a joint research program funded by Pfizer to develop prophylactic and therapeutic vaccines. AVANT considers its June 2006 arrangement with Pfizer to be a revenue arrangement with multiple deliverables. AVANT expects to recognize revenue as the research and development service deliverables are completed and delivered to Pfizer. AVANT did not recognized any in product development revenue from Pfizer, Inc in the six-month periods ended June 30, 2007 and 2006, respectively.

(C)         DynPort Vaccine Company LLC (“DVC”)

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of June 30, 2007, AVANT had received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $12 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. As a result of AVANT’s recent restructuring, the Company will no longer invest its resources in biodefense research and development activities and as a result limited contract revenue is expected during the remainder of 2007. For the six months ended June 30, 2007 and 2006, AVANT recognized $232,496 and $870,653, respectively, in government contract revenue from DVC. Through June 30, 2007, AVANT had received approximately $9.6 million in payments under the various subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days written notice.

(D)         Select Vaccines Limited (“Select Vaccines”)

In February 2007, AVANT entered into a research and development partnership with Select Vaccines, a public Australian biotechnology company, focused on the use of Select Vaccines’ virus-like particles (“VLPs”) as a platform technology for the development of viral vaccines. Research and development efforts will initially target the development of vaccines against influenza including both epidemic and pandemic forms of vaccine, with the opportunity to expand the collaboration to other disease targets. Under the terms of the agreement, AVANT made an upfront equity investment of $735,000 in Select Vaccines and will fund influenza vaccine research and development for two years, as well as provide payments to Select Vaccines for the achievement of specific preclinical and clinical development milestones. In addition, AVANT has the exclusive right to apply Select Vaccines’ technology to a second target within the first two years of the agreement, and a third target within the first three years of the agreement. Select Vaccines would also be eligible to receive royalties based on net sales of any approved products arising out of this collaboration that are successfully marketed. AVANT has classified its equity investment in Select Vaccines shares as available for sale securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”).

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

At June 30, 2007, AVANT has recorded leasehold improvements of $1,227,800 and currently has a loan payable of $1,023,166 to MassDevelopment, of which $75,032 is classified as current and $948,134 as long-term. AVANT began amortizing the leasehold improvements when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan is approximately $749,600 at June 30, 2007.

(B)         Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months at an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book values of these collateralized assets at June 30, 2007 and December 31, 2006 was $718,814 and $769,855, respectively.

At June 30, 2007, AVANT currently has a note payable of $588,616 to MassDevelopment, of which $135,305 is classified as current and $453,311 as long-term. AVANT began depreciating the manufacturing and laboratory equipment assets over the estimated economic lives of the assets when the equipment became ready for its intended use. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $528,200 at June 30, 2007.

(12)         Commitments and Contingencies

(A)         Commitments for the Renovations of the Needham Facility and Improvements to the Fall River Facility

In November 2005, AVANT entered into a Lease Amendment with the landlord which specified terms for the complete renovation of the Company’s Needham facility. The current projected costs for the tenant improvements portion of the renovations project are approximately $9.4 million. As an incentive for AVANT to enter into the Lease Amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. The Company will record the full cost of the Needham renovation project as an asset and the amounts of landlord incentive will be recorded as deferred rent (included under “Other Long Term Liabilities” account in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1 “Issues Related to Accounting for Leases.” Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term when the renovation project is complete and will be classified as an operating activity in the Consolidated Statement of Cash Flows. AVANT has recorded a total of $3,600,000 in deferred rent related to the Needham landlord’s tenant incentive allowance. In May 2007, AVANT began amortizing on a straight-line basis the tenant incentive allowance over the ten-year lease term and recorded a reduction in rent expense of $60,000 in the quarter ended June 30, 2007. At June 30, 2007, deferred rent of $3,540,000 related to the Needham landlord’s tenant incentive allowance was recorded on the Consolidated Balance Sheet of which $360,000 is classified as current and $3,180,000 as long-term.

(B)         Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10. AVANT has entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work and remaining aggregate commitments as of June 30, 2007 total approximately $274,538. The Company has incurred $487,615 and $8,998,925 of expense related to the Lonza Agreement in the six-month period ended June 30, 2007 and from inception through June 30, 2007, respectively, of which $140,355 remained accrued at June 30, 2007.

(13)         Restructuring

On April 16, 2007, AVANT initiated planned restructuring activities to reduce ongoing operational costs, following an extensive review of its operations and cost structure. The restructuring aimed to increase the focus of AVANT’s resources upon key programs and core operational capabilities and to lower the Company’s overall cost structure. The Company will concentrate its focus on building an enhanced portfolio of viral and bacterial vaccines for global health and travelers around the Company’s core technologies, as well as its unique development and manufacturing capabilities. AVANT will no longer invest in biodefense research and development activities or further invest in clinical trials for its CETi and TP-10 programs.

The restructuring resulted in a workforce reduction of approximately 30%. AVANT is also exiting from its St. Louis-based research facility by September 30, 2007 when the lease term expires and is moving all essential research activities to its Needham, MA headquarters. The restructuring charges consist of severance, payroll tax and extended benefits costs for terminated employees, as well as, salary continuation and retention bonus costs for certain St. Louis employees retained during the transition and closing process for the St. Louis facility. During the quarter ended June 30, 2007, restructuring charges of $723,785 were recorded, of which $713,458 were recorded as research and development and $10,327 were recorded as general and administrative expense. Of the restructuring charge, $342,697 related to St. Louis benefit arrangements and $381,088 related to Needham and Fall River benefit arrangements. During the three months ended June 30, 2007, $217,798 of restructuring costs were paid out and a balance of $505,987 of accrued restructuring costs remained at June 30, 2007.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q includes forward-looking statements that are subject to a variety of risks and uncertainties and reflect AVANT’s current views with respect to future events and financial performance. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to: (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against pandemic diseases or other disease causing agents; (3) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies and commercialization of CholeraGarde® (Peru-15), Ty800, ETEC E. coli, VLPs and other products and AVANT’s expectations regarding market growth; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of CholeraGarde® (Peru-15), Ty800, ETEC E. coli and other preclinical and clinical testing; (5) the ability to negotiate strategic partnerships or other disposition transactions for AVANT’s cardiovascular programs, including TP10 and CETi; (6) the ability of AVANT to manage multiple clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, Glaxo; (9) Glaxo’s strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets and its payment of royalties to AVANT; (10) changes in existing and potential relationships with corporate collaborators and partners; (11) the availability, cost, delivery and quality of clinical and commercial grade materials produced at AVANT’s own manufacturing facility or supplied by contract manufacturers; (12) the timing, cost and uncertainty of obtaining regulatory approvals to use CholeraGarde® (Peru-15) and Ty800, ETEC E. coli, among other purposes, to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (13) the ability to obtain substantial additional funding; (14) the ability to develop and commercialize products before competitors that are superior to the alternatives developed by competitors; (15) the ability to retain certain members of management;(16) AVANT’s expectations regarding research and development expenses and general and administrative expenses and restructuring costs; (17) AVANT’s expectations regarding CETP’s ability to improve cholesterol levels and AVANT’s ability to find a partner todevelop and commercialize CETP; (18) AVANT’s expectations regarding cash balances, capital requirements, anticipated royalty payments (including those from Paul Royalty Fund), revenues and expenses, including infrastructure expenses;(19) our belief regarding the validity of our patents and potential litigation; and (20) other factors detailed from time to time in filings with the Securities and Exchange Commission. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AVANT’s principal activity since our inception has been research and product development conducted on its own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators. AVANT was incorporated in the State of Delaware in December 1983.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 to our 2006 Form 10-K. Other than the adoption of the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), there have been no changes to these policies since December 31, 2006. Readers are encouraged to review these critical accounting policies in conjunction with the review of this Form 10-Q.

OVERVIEW

AVANT’s is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company has assembled a broad portfolio of technologies and intellectual property that gives it a competitive position in vaccines and immunotherapeutics. These include an oral human rotavirus vaccine, which has gained marketing approval in over 90 countries worldwide and is being commercialized by Glaxo. Three of AVANT’s products are in clinical development. The Company has actively developed and acquired innovative technologies — especially novel approaches to vaccine creation. The marriage of innovative bacterial vector delivery technologies with unique manufacturing processes offer the potential for a new generation of vaccines. The Company’s goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis.

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

During the past five years through the end of 2006, AVANT incurred an aggregate of $71 million in research and development costs. During the six months ended June 30, 2007, AVANT incurred an aggregate of $9.9 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the two years ended December 31, 2006 and 2005 and the six-month periods ended June 30, 2007 and 2006. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,		Year Ended December 31,
	2007	2006	2006	2005
Bacterial Vaccines:
CholeraGarde®	$1,540,100	$1,626,100	$5,427,800	$1,257,200
Ty800	2,591,800	325,500	1,402,300	404,500
Other	2,680,100	770,400	1,873,600	528,900
Viral Vaccines:
Rotarix® Vaccine	850,500	648,600	648,600	—
Avian and Human Influenza	419,600	339,400	711,600	—
BioDefense Vaccines:	177,300	1,112,200	1,558,600	2,470,700
Cholesterol Management Vaccine:
CETi-1	269,000	666,100	922,700	650,800
Complement Inhibitors:
TP10/TP20	1,204,700	2,669,200	4,466,400	8,327,200
Food Safety & Animal Health Vaccines:	—	5,700	6,700	9,900
Other Programs:	193,200	649,400	1,048,200	414,100

Total R&D Expense	$9,926,300	$8,812,600	$18,066,500	$14,063,300

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represented the first in an expected series of worldwide approvals and commercial launches for the product. Glaxo has launched in additional Latin American and Asian Pacific countries during 2005 — 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. Glaxo has agreed to make an additional payment of $1.5 million upon achievement of market approval in the United States. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center

(“CCH”) on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 3 of our unaudited consolidated financial statements). Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH.

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

In August 2006, IVI received $21 million in funding from the Bill & Melinda Gates Foundation for a Cholera Vaccine Initiative (“CHOVI”), which will include conducting further clinical trials of CholeraGarde®. IVI plans to conduct Phase 2 clinical trials of CholeraGarde® in Bangladesh and India beginning around year-end 2007 followed by Phase 3 field studies. IVI will be purchasing clinical materials produced at AVANT’s Fall River, MA manufacturing facility for the trials.

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

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $13.5 million in research, development and clinical costs on its CholeraGarde® program. During the six months ended June 30, 2007, AVANT incurred approximately $1.5 million in research, development, manufacturing and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for the travelers’ market and global health needs. The National Institute of Allergy and Infectious Disease (“NIAID”) of the National Institutes of Health (“NIH”) and AVANT agreed for the NIAID to conduct a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID has funded the production of Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. AVANT initiated its own sponsored Phase 2 trial of Ty800 in July 2007. During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $4.9 million in research, development, contract manufacturing and clinical costs on its Ty800 program. During the six months ended June 30, 2007, AVANT incurred approximately $2.6 million in research, development and clinical costs on its Ty800 program.

Finally, AVANT is developing additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Salmonella paratyphi and Shigella,—all important causes of serious diarrheal diseases and enteric fevers worldwide. These programs are in pre-clinical development. In the second half of 2007, AVANT expects to initiate a Phase 1 trial of its ETEC vaccine candidate. AVANT’s long-term goal is to develop a combination vaccine containing Cholera, Ty800, ETEC and S. paratyphi as a “super enteric vaccine” to address the travelers’ market. During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $3.1 million in research, development, contract manufacturing and clinical costs on these pre-clinical programs. During the six months ended June 30, 2007, AVANT incurred approximately $2.7 million in research, development and clinical costs on these pre-clinical programs.

BioDefense Vaccines:  The attenuated live bacteria used to create AVANT’s single-dose oral vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. AVANT has received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. As a result of AVANT’s recent restructuring, the Company will no longer invest its resources in biodefense research and development activities. For the six months ended June 30, 2007 and 2006, AVANT recognized $232,496 and $870,653, respectively, in government contract revenue from DVC. Through June 30, 2007, AVANT had received approximately $9.6 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $10.9 million in research and development costs on its biodefense vaccine program. During the six months ended June 30, 2007, AVANT incurred approximately $177,300 in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer Inc. (“Pfizer”), who will apply AVANT’s vaccine technologies to animal health and human food safety markets. As of June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. Under the agreement, Pfizer and AVANT will conduct a joint research program funded by Pfizer. AVANT expects to recognize revenue as the research and development service deliverables are completed and delivered to Pfizer. During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $0.5 million in research and development costs on its food safety and animal health vaccines program. During the six months ended June 30, 2007, AVANT incurred no research and development costs on its food safety and animal health vaccines program.

Complement Inhibitors:  In February 2006, AVANT reported that the Phase 2b females-only study did not meet its primary endpoint, thus confirming the results for female subjects in the previous TP10 Phase 2 trial. AVANT is currently spending limited resources on this program and is seeking a corporate partner to complete the development and commercialization of TP10.

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $23.9 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program. During the six months ended June 30, 2007, the Company incurred approximately $1.2 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program.

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

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $9.0 million in research, development and clinical costs associated with the CETP program. During the six months ended June 30, 2007, AVANT incurred approximately $269,000 in research and development costs associated with the CETP program. AVANT is no longer expending its own resources on this program and is seeking a corporate partner to complete development and to commercialize the CETP vaccine.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2007 as Compared
with the Three-Month Period Ended June 30, 2006

AVANT reported consolidated net loss of $5,505,246, or $.07 per share, for the second quarter ended June 30, 2007, compared with a net loss of $5,670,299, or $.08 per share, for the second quarter ended June 30, 2006. The weighted average common shares outstanding used to calculate net loss per common share was 75,184,048 in 2007 and 74,174,761 in 2006.

Revenue:  Total revenue increased $503,917 to $1,009,396 for the second quarter of 2007 compared to $505,479 for the second quarter of 2006.

Product development and licensing revenue decreased to $10,018 in 2007 from $17,446 in 2006 due to a decrease in reimbursed patent expense by AVANT’s partner, Pfizer.

In the second quarter of 2007, AVANT recognized $875,018 in product royalty revenue consisting of $478,528 related to PRF’s purchased interest in Rotarix® net royalties and $396,490 related to AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF and which amount is also payable to CCH. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. In the second quarter of 2006, no product royalty revenue related to net royalties from Rotarix® worldwide net sales was recognized. AVANT expects the amount of product royalty revenue to increase during the remainder of 2007 as Glaxo continues the global commercialization of Rotarix®.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $88,999 and $460,523 in government contract and grant revenue during the second quarters of 2007 and 2006, respectively, for work performed. The decrease in revenue in 2007 compared to 2006 primarily reflects reduced levels of vaccine development work billable to DVC in 2007 as the Company closes down its biodefense development activities.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the second quarters of 2007 and 2006 totaled $35,360 and $27,510, respectively.

Operating Expense:  Total operating expense increased $48,946 to $6,878,815 for the second quarter of 2007 compared to $6,829,869 for the second quarter of 2006.

Research and development expense increased $503,730, or 11.3%, to $4,967,629 from $4,463,899 in 2006. The increase in 2007 compared to 2006 is primarily due to increases in research and development personnel and related costs of $496,161, offset in part by a reduction in non-personnnel expenses of $388,918, primarily related to restructuring activity and an increase of $396,490 in royalty expense due primarily to higher sales of Rotarix®. Research and development expense includes $850,543 and $600,000 of royalty expense payable to CCH at June 30, 2007 and 2006, respectively. AVANT expects research and development expense to decrease during the remainder of 2007 as a result of AVANT’s restructuring activities initiated in April 2007.

General and administrative expense decreased $446,054, or 21.1%, to $1,671,138 in 2007 compared to $2,117,192 in 2006 and is primarily attributed to decreases in consulting expenses of $116,099 and legal and other professional fees of $149,611, together with lower personnel and related costs of $230,500. AVANT expects general and administrative expense to decrease during the remainder of 2007 due to the Company’s restructuring activities.

Amortization expense of acquired intangible assets was $240,048 and $248,778 in 2007 and 2006, respectively.

Investment and Other Income, Net:  Interest and other income decreased $289,918 to $364,173 for the second quarter of 2007 compared to $654,091 for the second quarter of 2006. The decrease is primarily due to lower average cash balances, offset in part by slightly higher interest rates during the second quarter of 2007 compared to the second quarter of 2006. During the second quarters of 2007 and 2006, the average month-end cash balances were $27,578,656 and $56,270,211, respectively. The effective interest rates during the second quarters of 2007 and 2006 were 5.17% and 4.68%, respectively.

Six-Month Period Ended June 30, 2007 as Compared
 with the Six-Month Period Ended June 30, 2006

AVANT reported consolidated net loss of $11,131,525, or $.15 per share, for the six months ended June 30, 2007, compared with a net loss of $8,641,290, or $.12 per share, for the six months ended June 30, 2006. The weighted average common shares outstanding used to calculate net loss per common share was 75,184,015 in 2007 and 74,173,668 in 2006.

Revenue:  Total revenue decreased $2,020,373 to $2,191,593 for the first six months of 2007 compared to $4,211,966 for the first six months of 2006.

Product development and licensing revenue decreased $2,619,316 to $18,104 in 2007 from $2,637,420 in 2006. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a one-time $4 million milestone payment from Glaxo, 50% of which was creditable against future royalties. Product development and licensing revenue of $2.6 million was recorded in the first quarter of 2006 and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement. AVANT recorded $600,000 in royalty expense payable to CCH as a result of this milestone payment.

In the first six months of 2007, AVANT recognized $1,754,227 in product royalty revenue consisting of $903,684 related to PRF’s purchased interest in Rotarix® net royalties and $850,543 related to AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF and which amount is also payable to CCH. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. In the first six months of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties from Rotarix® worldwide net sales. AVANT expects the amount of product royalty revenue to increase during the remainder of 2007 as Glaxo continues the global commercialization of Rotarix®.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT will be reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $342,408 and $960,730 in government contract and grant revenue during the first six months of 2007 and 2006, respectively, for work performed. The decrease in revenue in 2007 compared to 2006 primarily reflects reduced levels of vaccine development work billable to DVC in 2007 as the Company closes down its biodefense development activities, and as a result limited contract revenue is expected during the remainder of 2007.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the first six months of 2007 and 2006 totaled $53,780 and $63,013, respectively. AVANT expects royalty payments from LAHI to be approximately consistent in the second half of 2007 compared to 2006.

Operating Expense:  Total operating expense increased $713,674, or 5.3%, to $14,129,542 for the first six months of 2007 compared to $13,415,868 for the first six months of 2006.

Research and development expense increased $1,113,725, or 12.6%, to $9,926,331 from $8,812,606 for the first six months of 2006. The increase in 2007 compared to 2006 is primarily due to increases in research and development personnel and related costs of $792,502, and non-personnel operating and facility-related costs of $753,702 associated with operations of the Needham and Fall River facilities, offset by lower contract manufacturing costs of $415,773. These increases were coupled by a increase in royalty expense of $250,543 in 2007 due primarily to higher sales of Rotarix®. Research and development expense includes $850,543 and $600,000 of royalty expense payable to CCH at June 30, 2007 and 2006, respectively. AVANT expects research and development expense to decrease during the remainder of 2007 as a result of AVANT’s restructuring activities initiated in April 2007.

General and administrative expense decreased $382,591, or 9.3%, to $3,723,115 in 2007 compared to $4,105,706 for the first six months of 2006 and is primarily attributed to lower legal and other professional fees of $63,050 and personnel and related costs of $399,381, offset in part by an increase in consulting of $22,977. AVANT expects general and administrative expense to decrease during the remainder of 2007 due to the Company’s restructuring activities.

Amortization expense of acquired intangible assets was $480,096 and $497,556 in the first six months of 2007 and 2006, respectively.

Investment and Other Income, Net:  Interest and other income decreased $128,188 to $806,424 for the first six months of 2007 compared to $934,612 for the first six months of 2006. The decrease is primarily due to lower average cash balances, offset in part by slightly higher interest rates during the first six months of 2007 compared to the first six months of 2006. During the first six months of 2007 and 2006, the average month-end cash balances were $31,283,115 and $44,973,422, respectively. The effective interest rates during the first six months of 2007 and 2006 were 5.18% and 4.48%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $25,909,541. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash used in operating activities was $10,721,152 for the first six months of 2007 compared to net cash provided by operating activities of $32,836,849 for the first six months of 2006. The decrease in net cash provided by operating activities is primarily attributed to the increase in net loss incurred in 2007 compared to 2006, the decrease in accounts payable and accrued expenses in 2007 and the $40 million PRF milestone payment received in the first quarter of 2006. AVANT expects that cash used in operations will decline in the second half of 2007 as a result of the Company’s restructuring activities initiated in April 2007.

Cash used in investing activities increased to $4,152,064 for the first six months of 2007 compared to $2,672,598 for the first six months of 2006. The increase is due to increased investment in property and equipment in 2007 primarily towards the renovations of the Needham facility compared to 2006. AVANT expects it will continue to use cash in its investing activities as the Company completes the full-scale renovations of its Needham facility.

Net cash used in financing activities was $128,782 for the first six months of 2007 compared to $114,969 for the first six months of 2006. The increase in net cash used in financing activities is primarily due to increases in payments of long-term liabilities.

In February 2007, AVANT entered into a research and development partnership with Select Vaccines, a public Australian biotechnology company, focused on the use of Select Vaccines’ virus-like particles (“VLPs”) as a platform technology for the development of viral vaccines. Research and development efforts will initially target the development of vaccines against influenza including both epidemic and pandemic forms of vaccine, with the opportunity to expand the collaboration to other disease targets. Under the terms of the agreement, AVANTmade an upfront equity investment of $735,000 in Select Vaccines and will fund influenza vaccine research and development for two years, as well as provide payments to Select Vaccines for the achievement of specific preclinical and clinical development milestones. In addition, AVANT has the exclusive right to apply Select Vaccines’ technology to a second target within the first two years of the agreement, and a third target within the first three years of the agreement. Select Vaccines would also be eligible to receive royalties based on net sales of any approved products arising out of this collaboration that are successfully marketed.

On April 16, 2007, AVANT initiated planned restructuring activities to reduce ongoing operational costs, following an extensive review of its operations and cost structure. The restructuring aimed to increase the focus of AVANT’s resources upon key programs and core operational capabilities and to lower the Company’s overall cost structure. The Company will concentrate its focus on building an enhanced portfolio of viral and bacterial vaccines for global health and travelers around the Company’s core technologies, as well as its unique development and manufacturing capabilities. AVANT will no longer invest in biodefense research and development activities or further invest in clinical trials for its CETi and TP-10 programs.

The restructuring resulted in a workforce reduction of approximately 30%. AVANT is also exiting from its St. Louis-based research facility by September 30, 2007 when the lease term expires and is moving all essential research activities to its Needham, MA headquarters. Restructuring charges are expected to total approximately $950,000, the cash impact of which will primarily be reflected during the balance of 2007. The restructuring charges consist of severance, payroll tax and extended benefits costs for terminated employees, as well as, salary continuation and retention bonus costs for certain St. Louis employees retained during the transition and closing process for the St. Louis facility. During the quarter ended June 30, 2007, restructuring charges of $723,785 were recorded, of which $713,458 were recorded as research and development and $10,327 were recorded as general and administrative expense. Of the restructuring charge, $342,697 related to St. Louis benefit arrangements and $381,088 related to Needham and Fall River benefit arrangements. During the three months ended June 30, 2007, $217,798 of restructuring costs were paid out and a balance of $505,987 of accrued restructuring costs remained at June 30, 2007.

On June 27, 2007, AVANT reported that its partner, Glaxo, had filed a marketing application for the Rotarix® vaccine with the United States Food and Drug Administration (FDA) during the second quarter of 2007. The terms of AVANT’s agreement with PRF include a $10 million milestone payment on product launch in the United States, which AVANT now expects to receive in 2008 based on Glaxo’s recent filing. During 2007, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering. There can be no assurance that such efforts will be successful.

On July 6, 2007, AVANT received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5) because the closing bid price per share for our common stock had been below $1.00 per share for 30 consecutive business days. See Part II, “Item 1A: Risk Factors” in this Form 10-Q for additional details.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at June 30, 2007 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2007	2008-2010	2011-2012	Thereafter
Contractual obligations:
Operating lease obligations	$20,830,100	$877,800	$5,921,900	$4,281,000	$9,749,400
Loan Payable*	1,382,500	57,700	391,200	238,000	695,600
Note Payable*	652,700	73,800	531,500	47,400	—
Licensing and R&D obligations	1,537,500	292,500	655,000	170,000	420,000
Construction contracts	1,608,000	1,608,000	—	—	—
Restructuring Costs	547,400	403,100	144,300	—	—
Total contractual obligations	$26,558,200	$3,312,900	$7,643,900	$4,736,400	$10,865,000

Commercial commitments:
Clinical development	$1,481,300	$1,127,500	$353,800	$—	$—
Manufacturing development	274,500	274,500	—	—	—
Total commercial commitments	$1,755,800	$1,402,000	$353,800	$—	$—

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

AVANT does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2007 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2007, AVANT carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. In designing and evaluating AVANT’s disclosure controls and procedures, AVANT and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and AVANT’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, AVANT’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, AVANT’s disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by AVANT in the reports it files or submits under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. AVANT will continue to review and document its disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its disclosure controls and procedures evolve with its business.

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

On July 6, 2007, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5) because the closing bid price per share for our common stock had been below $1.00 per share for 30 consecutive business days. Our common stock is listed on the NASDAQ Global Market and had a closing price of $0.58 at the close of the market on August 7, 2007. We have been afforded a 180-day compliance period, or until January 2, 2008, to regain compliance in accordance with Marketplace Rule 4450(e)(2). We will seek to regain compliance within the 180-day cure period and are considering alternatives to address compliance with the continued listing standards of The NASDAQ Stock Market. If our stock fails to maintain a minimum bid price of $1.00 for 10 consecutive business days during the 180-day compliance period on the NASDAQ Global Market, we could receive a delisting notice from the NASDAQ Global Market, and, under certain circumstances, even if our stock maintains a minimum bid price of $1.00 for 10 consecutive business days, we may receive a delisting notice from the NASDAQ Global Market. If we fail to comply with the continued listing requirements of the NASDAQ Global Market, including the minimum bid price per share requirement and the minimum stockholders equity requirement prior to the expiration of the 180-day compliance period, we may be able to transfer to the NASDAQ Capital Market, so as to take advantage of an additional compliance period offered on that market, provided we meet all requirements for initial listing on the NASDAQ Capital Market, except for the bid price requirement. Upon delisting from the NASDAQ Global Market or the NASDAQ Capital Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Global Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market. Accordingly, our stock would be less liquid than it would otherwise be, and the value of our stock could decrease. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ Global Market. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

Item 4.         Submission of Matters to a Vote of Security Holders

On May 17, 2007, AVANT held its Annual Meeting of Stockholders at which the stockholders elected seven directors to our Board of Directors.

At the Annual Meeting of Stockholders, the following votes were tabulated for the proposal before AVANT’s Stockholders:

PROPOSAL I

Election of Directors:

	Number of Shares/Votes
	For	Authority Withheld
Una S. Ryan, Ph.D.	60,184,712	3,901,928
Harry H. Penner, Jr.	60,736,660	3,349,980
Peter A. Sears	60,632,453	3,454,187
Karen Shoos Lipton	60,741,530	3,345,110
Larry Ellberger	60,741,240	3,345,400
Alf A. Lindberg, M.D., Ph.D.	60,730,247	3,356,393
Francis R. Cano, Ph.D.	60,737,172	3,349,468

The number of shares issued, outstanding and eligible to vote as of the record date of April 6, 2007 was 74,184,048. A quorum was present with 64,086,640 shares represented by proxies or 86.38% of the eligible voting shares.

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

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

/s/ UNA S. RYAN
Dated: August 8, 2007	Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 8, 2007	Avery W. Catlin
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