Form 10-Q
period 2007-09-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2007-11-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, 74,188,066 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended September 30, 2007
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$20,339,659	$40,911,539
Accounts and Other Receivables	525,600	320,941
Prepaid Expenses and Other Current Assets	515,118	1,171,014

Total Current Assets	21,380,377	42,403,494

Property and Equipment, Net	17,072,700	13,967,800
Investment in Select Vaccines Ltd	576,905	—
Intangible and Other Assets, Net	3,338,362	4,071,963
Goodwill	1,036,285	1,036,285
Total Assets	$43,404,629	$61,479,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,022,861	$2,552,089
Accrued Expenses	3,038,941	2,674,544
Current Portion of Deferred Revenue	4,122,672	4,380,074
Current Portion of Long-Term Liabilities	577,630	477,606
Total Current Liabilities	8,762,104	10,084,313

Deferred Revenue	43,886,636	45,069,123
Other Long-Term Liabilities	4,702,491	4,165,126

Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, 4,513,102 Shares Authorized; None Issued and Outstanding	—	—
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 74,408,385 Issued and 74,188,066 Outstanding at September 30, 2007 and 74,402,867 Issued and 74,182,548 Outstanding at December 31, 2006	74,408	74,403
Additional Paid-In Capital	258,838,046	258,560,628
Less: 220,319 Common Treasury Shares at Cost	(227,646)	(227,646)
Accumulated Deficit	(272,631,410)	(256,246,405)

Total Stockholders’ Equity (Deficit)	(13,946,602)	2,160,980

Total Liabilities and Stockholders’ Equity	$43,404,629	$61,479,542

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
REVENUE:
Product Development and Licensing Agreements	$100,508	$35,475
Government Contracts and Grants	90,149	280,419
Product Royalties	1,000,878	23,105

Total Revenue	1,191,535	338,999

OPERATING EXPENSE:
Research and Development	4,457,475	4,416,320
General and Administrative	2,000,271	1,818,799
Amortization of Acquired Intangible Assets	240,048	248,778

Total Operating Expense	6,697,794	6,483,897

Operating Loss	(5,506,259)	(6,144,898)

Investment and Other Income, Net	132,778	624,331

Loss Before Provision for Income Taxes	$(5,373,481)	$(5,520,567)

Benefit from Income Taxes	(120,000)	—

Net Loss	(5,253,481)	(5,520,567)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.07)

Shares Used in Calculating Basic and Diluted Net Loss per Share	75,188,022	74,182,347

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
REVENUE:
Product Development and Licensing Agreements	$118,612	$2,672,895
Government Contracts and Grants	441,407	1,241,149
Product Royalties	2,823,109	636,921

Total Revenue	3,383,128	4,550,965

OPERATING EXPENSE:
Research and Development	14,383,806	13,228,926
General and Administrative	5,723,386	5,924,505
Amortization of Acquired Intangible Assets	720,144	746,334

Total Operating Expense	20,827,336	19,899,765

Operating Loss	(17,444,208)	(15,348,800)

Investment and Other Income, Net	939,202	1,558,943

Loss before Provision for Income Taxes	(16,505,006)	(13,789,857)

Provision for (Benefit from) Income Taxes	(120,000)	372,000

Net Loss	$(16,385,006)	$(14,161,857)

Basic and Diluted Net Loss Per Common Share	$(0.22)	$(0.19)

Shares Used in Calculating Basic and Diluted Net Loss per Share	75,185,365	74,176,593

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net Loss	$(16,385,006)	$(14,161,857)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,937,228	1,505,578
Impairment of Investment in Select Vaccines Ltd	158,095	—
Loss on Disposal of Assets	76,014	—
Stock-Based Compensation Expense	272,879	953,297
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(204,659)	(135,978)
Prepaid and Other Current Assets	655,896	(160,117)
Accounts Payable and Accrued Expenses	(1,160,661)	(19,447)
Deferred Revenue	(1,444,058)	39,586,697
Other Long-Term Liabilities	824,527	1,405,351

Net Cash Provided by (Used in) Operating Activities	(15,269,745)	28,973,524

Cash Flows from Investing Activities:
Other Non-Current Assets	13,456	—
Acquisition of Property and Equipment	(4,397,997)	(5,549,954)
Investment in Select Vaccines Limited	(735,000)	—

Cash Used in Investing Activities	(5,119,541)	(5,549,954)

Cash Flows from Financing Activities:
Proceeds from Stock Issuance	4,544	13,897
Proceeds from Exercise of Stock Options and Warrants	—	5,135
Payments of Long-Term Liabilities	(187,138)	(180,706)

Net Cash Used in Financing Activities	(182,594)	(161,674)

Net Increase (Decrease) in Cash and Cash Equivalents	(20,571,880)	23,261,896

Cash and Cash Equivalents at Beginning of Period	40,911,539	23,419,434

Cash and Cash Equivalents at End of Period	$20,339,659	$46,681,330

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$77,022	$87,255

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

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

On October 22, 2007, AVANT announced the signing of a definitive merger agreement with Celldex Therapeutics, Inc., a privately-held biopharmaceutical company. The all-stock transaction, approved by both companies’ Boards of Directors, will combine the two companies under the same name AVANT. Celldex and AVANT shareholders will own 58% and 42% of the combined company on a fully diluted basis, respectively.  Closing of the merger is contingent upon a vote of approval by AVANT’s current shareholders at a special meeting of shareholders expected to take place in the first quarter of 2008.

(2)                                 Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2007 and 2006 include the consolidated accounts of AVANT, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments, consisting solely of normal recurring adjustments, that are necessary to present fairly the Company’s financial position at September 30, 2007, results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of results for any future interim period or for the full year.

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

Entities are to recognize the effects of EITF 07-3 prospectively for new contracts entered into after the effective date.  The adoption of EITF 07-3 is not expected to have a material impact on AVANT’s financial position or results of operations.

(4)                                 Stock-Based Compensation

The Company adopted SFAS 123(R) beginning January 1, 2006, using the modified prospective transition method. In conjunction with the adoption of SFAS 123(R), compensation expense for all stock-based payment awards granted prior to January 1, 2006 will continue to be recognized using the straight-line method and compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will also be recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of September 30, 2007, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 1999 Stock Option and Incentive Plan (the “1999 Plan”).  For a complete discussion of the Company’s share-based plans see Note 5 of the consolidated financial statements included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 16, 2007.

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

Employee Stock Purchase Plan

During the nine months ended September 30, 2007 and 2006, the Company issued 5,518 and 5,665 shares, respectively, under the 2004 ESPP Plan. At September 30, 2007, 121,239 shares were available for issuance under the 2004 ESPP Plan.

The current purchase period began on July 1, 2007. The Company has established the risk-free interest rate assumption to be 4.1% using the 6-month rate on a traded zero-coupon U.S. Treasury bond. The Company used its historical volatility rate of 46% for the 6-month period preceding the grant date for the current stock purchase period. The Company has concluded that volatility during the current purchase period is expected to be consistent with the calculated historical volatility rate. Finally, the Company established the expected term for the current stock purchase period as six months. Based on these assumptions, the stock-based compensation expense recorded for the employee stock purchases was not significant.

Employee Stock Option Plan

General Option Information

A summary of stock option activity under the 1999 Plan for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1	3,281,154	$2.40	5.26
Granted	463,450	1.26
Canceled/forfeited	(342,398)	1.75
Expired	(388,154)	2.41

Outstanding at September 30	3,014,052	$2.30	4.79

At September 30
Options exercisable	2,374,710	$2.50

The weighted average fair value of options granted during the nine-month period ended September 30, 2007 was $0.90.

The aggregate intrinsic value of options outstanding at September 30, 2007 was insignificant.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and non-employee director stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006 which was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development	$45,674	$39,970	$119,093	$113,098
General and administrative	51,818	373,431	153,786	840,199
Total stock-based compensation expense	$97,492	$413,401	$272,879	$953,297

Stock-based compensation expense related to restricted stock unit awards recognized for the three and nine months ended September 30, 2006 was $306,250 and $656,250, respectively, all of which was allocated to general and administrative expenses.

Based on basic and diluted weighted average common shares outstanding of 75,188,022 and 75,185,365, the effect of stock-based compensation expense recorded under SFAS 123R for the three-and nine-month periods has no significant impact on net loss per share.

As of September 30, 2007, total compensation cost related to non-vested stock options not yet recognized was $731,070, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 1.9 years.

The fair values of employee and non-employee director stock options granted during the three and nine months ended September 30, 2007 and 2006 were valued using the Black-Scholes model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected stock price volatility (employees)	73%	76%	73%	76%
Expected stock price volatility (non-employee directors)	61%	76%	61%	76%
Expected option term (employees)	6.25 Years	6.25 Years	6.25 Years	6.25 Years
Expected option term (non-employee directors)	5.5 Years	5.5 Years	5.5 Years	5.5 Years
Risk-free interest rate	4.0 -5.1%	4.5 -5.2%	4.0 - 5.2%	4.3 - 5.2%
Expected dividend yield	None	None	None	None

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

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining expected term for its stock option awards.  There were 5,000 stock options granted to non-employee directors during the three months ended September 30, 2007.

Forfeitures were estimated based on historical experience by applying an eleven and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the nine months ended September 30, 2007, respectively.

The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(5)                                 Accounts and Other Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts and other receivables consist of the following:

	September 30, 2007	December 31, 2006
Trade	$54,483	$183,830
Other	471,117	137,111
	$525,600	$320,941

Other receivables at September 30, 2007 represent interest receivable from a bank and an income tax refund of $401,752. Other receivables at December 31, 2006 represent interest receivable from a bank.

(6)                                 Property and Equipment

Property and equipment includes the following:

	September 30, 2007	December 31, 2006
Laboratory Equipment	$4,313,666	$3,631,247
Manufacturing Equipment	1,978,346	1,842,017
Office Furniture and Equipment	1,300,674	992,076
Leasehold Improvements	9,794,502	5,202,366
Construction in Progress	5,945,624	7,668,904
Total Property and Equipment	23,332,812	19,336,610
Less Accumulated Depreciation and Amortization	(6,260,112)	(5,368,810)
	$17,072,700	$13,967,800

AVANT recorded a loss of $74,148 on disposal of fixed assets during the nine months ended September 30, 2007.

The Company has recorded $22,393 and $25,521 of capitalized interest costs incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Fall River and Needham facilities during the three-month periods ended September 30, 2007 and 2006, respectively, and $54,396 and $67,493 of capitalized interest costs during the nine-month periods ended September 30, 2007 and 2006, respectively. The total amount of interest expense incurred by AVANT during the three-month periods ended September 30, 2007 and 2006 was $22,393 and $25,521, respectively, and $68,771 and $77,973 during the nine-month periods ended September 30, 2007 and 2006, respectively.

Depreciation expense related to equipment and leasehold improvements was $462,010 and $293,478 for the three months ended September 30, 2007 and 2006, respectively, and $1,217,083 and $780,493 for the nine months ended September 30, 2007 and 2006, respectively.

(7)                                 Intangible and Other Assets

Intangible and other assets include the following:

	September 30, 2007				December 31, 2006
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	$1,090,000	$(1,090,000)	$—	$1,090,000	$(1,090,000)	$—
Core Technology	10 years	3,786,900	(2,171,067)	1,615,833	3,786,900	(1,887,046)	1,899,854
Developed Technology	7 years	3,263,100	(3,155,410)	107,690	3,263,100	(2,832,400)	430,700
Strategic Partner Agreement	17 years	2,563,900	(1,030,586)	1,533,314	2,563,900	(917,472)	1,646,428

Total Intangible Assets		10,703,900	(7,447,063)	3,256,837	10,703,900	(6,726,918)	3,976,982

Other Non Current Assets		81,525	—	81,525	94,981	—	94,981
		$10,785,425	$(7,447,063)	$3,338,362	$10,798,881	$(6,726,918)	$4,071,963

All of AVANT’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $240,048 and $248,778 for the three-month periods ended September 30, 2007 and 2006, respectively, and $720,144 and $746,334 for the nine-month periods ended September 30, 2007 and 2006, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2007 for the remainder of fiscal year 2007 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2007 (remaining three months)	$240,068
2008	529,512
2009	529,512
2010	514,622
2011	350,822
2012 and thereafter	1,092,303

(8)                                 Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, warrants and restricted stock units. Options and warrants to purchase 4,452,871 and 3,745,785 shares of common stock and restricted stock units totaling 0 and 1,000,000 shares were not included in the computations of weighted average common shares for the periods ended September 30, 2007 and 2006, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. In 2007, restricted stock units totaling 1,000,000 shares were included in the computation of basic and diluted net loss per share as all necessary conditions for their issuance had been satisfied and an insignificant amount of cash consideration will be received upon issuance.

(9)                                 Income Taxes

The $40 million milestone payment received from Paul Royalty Fund II, L.P. (“PRF”) during the first quarter of 2006 resulted in taxable income for the Company. The regular taxable income generated by this transaction will be fully offset against available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that was estimated to result from receipt of this milestone. In the fourth quarter of 2006, the estimated provision was adjusted to $120,000. In the third quarter of 2007, AVANT made an adjustment to its tax provision estimates of $120,000 after determining that no alternative minimum tax will be due on the transaction.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As a result of the implementation of FIN 48, AVANT recognized no material adjustment in the liability for unrecognized income tax benefits. At adoption date and at September 30, 2007, AVANT had no material unrecognized income tax benefits.

As of December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has completed a study to assess whether changes of control have occurred which would limit the Company’s utilization of its

NOL or R&D credit carryforwards. Based on this study, management has concluded that there are no significant limitations. The Company does not expect to have taxable income for the foreseeable future.

Massachusetts and Missouri are the two states in which the Company operates and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2004, 2005 and 2006. Carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. There have been no interest or penalties recognized in the consolidated statement of operations and on the consolidated balance sheet as a result of FIN 48 calculations. The Company has no amounts accrued for interest and penalties at September 30, 2007.

As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOLs, capitalized research and development expenditures and R&D credits. Management has determined that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2007 and December 31, 2006.

During the third quarter of 2007, the Company completed the closing the its Missouri location and therefore expects that it will not benefit from the Missouri state loss carryforwards. This state net operating loss carryforward totaled approximately $13,256,300 at September 30, 2007.

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

The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18, “Sale of Future Revenues.”  The upfront unconditional payment of $10 million and the $40 million milestone payment for launch in the European Union were recorded by AVANT as deferred revenue upon receipt. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues are being recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to PRF is an estimate which will be updated for any changes in expectations of such payments. The impact of any such changes will be applied prospectively.

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

AVANT also recorded $600,000 in royalty expense payable to Cincinnati Children’s Hospital Medical Center (“CCH”) as a result of this milestone payment. AVANT remitted the remaining $1.4 million of the Glaxo milestone payment to PRF in accordance with the PRF agreement. As a result, in the first nine months of 2006, AVANT also recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales. In the first nine months of 2007, AVANT recognized $2,742,689 in Rotarix®-related product royalty revenue consisting of $1,444,058 related to PRF’s purchased interest in Rotarix® net royalties and $1,298,631 related to AVANT’s retained interest in Rotarix® net royalties which were not sold to PRF, which also corresponds to the amount payable by AVANT to CCH. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. Based on management’s best estimates of the amount and timing of Glaxo royalties, the Company has classified $4,118,503 and $43,886,636 of the deferred revenue balance at September 30, 2007 as short-term and long-term, respectively.

In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries. AVANT is analyzing various options to counter Glaxo’s assertions and protect AVANT’s rights. AVANT is determined to take all available steps to enforce its rights under its license agreement with Glaxo.  AVANT has recognized royalty revenue at the lower royalty rates and will continue to do so until the dispute with Glaxo is resolved.

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

As of June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. The collaboration will employ vaccine technologies owned by AVANT. Under the agreement, Pfizer and AVANT will conduct a joint research program funded by Pfizer to develop prophylactic and therapeutic vaccines. AVANT had recognized revenue as the research and development service deliverables were completed and delivered to Pfizer. AVANT recognized $62,500 and zero in product development revenue from Pfizer, Inc in the nine-month periods ended September 30, 2007 and 2006, respectively.

(C)                DynPort Vaccine Company LLC (“DVC”)

In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. As of September 30, 2007, AVANT had received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates being developed by AVANT for use in the oral combination vaccine. Total contract funding awarded by DVC now totals approximately $12 million. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. As a result of AVANT’s recent restructuring, the Company will no longer invest its resources in biodefense research and development activities and as a result limited contract revenue is expected during the remainder of 2007. For the nine months ended September 30, 2007 and 2006, AVANT recognized $250,491 and $1,049,906, respectively, in government contract revenue from DVC. Through September 30, 2007, AVANT had received approximately $9.7 million in payments under the various subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days written notice.

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

On November 1, 2007, AVANT notified Select Vaccines that, effective December 31, 2007, AVANT for strategic reasons was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines.

 AVANT has classified its equity investment in Select Vaccines shares as available for sale securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”). In accordance with FAS115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity.  Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income (expense).

During the quarter ended September 30, 2007, AVANT recognized $158,095 for the impairment of its investment in Select Vaccines that was determined to be other-than-temporary.  In assessing whether the decline in fair value of the investment is other-than-temporary, AVANT has determined that it does not have significant positive evidence to conclude that the decline was temporary.

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

At September 30, 2007, AVANT has recorded leasehold improvements of $1,227,800 and currently has a loan payable of  $1,002,703 to MassDevelopment, of which $75,032 is classified as current and $927,671 as long-term. AVANT began amortizing the leasehold improvements when the Fall River facility became operational. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan is approximately $738,600 at September 30, 2007.

(B)                 Note Payable

Under the Secured Promissory Note: Equipment Loan, AVANT received $903,657 from MassDevelopment to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The

Loan has a term of 84 months at an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book values of these collateralized assets at September 30, 2007 and December 31, 2006 was $692,410 and $769,855, respectively.

At September 30, 2007, AVANT currently has a note payable of $552,432 to MassDevelopment, of which $137,221 is classified as current and $415,210 as long-term. AVANT began depreciating the manufacturing and laboratory equipment assets over the estimated economic lives of the assets when the equipment became ready for its intended use. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $505,200 at September 30, 2007.

(12)                          Commitments and Contingencies

(A)                 Commitments for the Renovations of the Needham Facility and Improvements to the Fall River Facility

In November 2005, AVANT entered into a Lease Amendment with the landlord which specified terms for the complete renovation of the Company’s Needham facility. The current projected costs for the tenant improvements portion of the renovations project are approximately $9.5 million. As an incentive for AVANT to enter into the Lease Amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. The Company will record the full cost of the Needham renovation project as an asset and the amounts of landlord incentive will be recorded as deferred rent (included under “Other Long Term Liabilities” account in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1 “Issues Related to Accounting for Leases.” Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term when the renovation project is complete and will be classified as an operating activity in the Consolidated Statement of Cash Flows. AVANT has recorded a total of $3,600,000 in deferred rent related to the Needham landlord’s tenant incentive allowance. In May 2007, AVANT began amortizing on a straight-line basis the tenant incentive allowance over the ten-year lease term and recorded a reduction in rent expense of $90,000 in the quarter ended September 30, 2007. At September 30, 2007, deferred rent of $3,450,000 related to the Needham landlord’s tenant incentive allowance was recorded on the Consolidated Balance Sheet of which $360,000 is classified as current and $3,090,000 as long-term.

(B)                 Purchase Commitments for Contract Manufacturing

In April 2000, AVANT entered into a Services Agreement (the “Lonza Agreement”) with Lonza Biologics plc (“Lonza”) for process development and manufacture of its product candidate TP10. AVANT has entered into a number of amendments to the Lonza Agreement for specific process development and scale-up work and remaining aggregate commitments as of September 30, 2007 total approximately $106,000. The Company has incurred $608,692 and $9,120,000 of expense related to the Lonza Agreement in the nine-month period ended September 30, 2007 and from inception through September 30, 2007, respectively, of which approximately $106,000 remained accrued at September 30, 2007.

(13)                          Restructuring

On April 16, 2007, AVANT initiated planned restructuring activities to reduce ongoing operational costs, following an extensive review of its operations and cost structure. The restructuring aimed to increase the focus of AVANT’s resources upon key programs and core operational capabilities and to lower the Company’s overall cost structure. The Company will concentrate its focus on building an enhanced portfolio of viral and bacterial vaccines for global health and travelers around the Company’s core technologies, as well as its unique development and manufacturing capabilities. AVANT will no longer invest in biodefense research and development activities or further invest in clinical trials for its CETi and TP10 programs.

The restructuring resulted in a workforce reduction of approximately 30%. AVANT also exited from its St. Louis-based research facility at September 30, 2007 when the lease term expired and has moved all essential research activities to its Needham, MA headquarters. The restructuring charges consisted of severance, payroll tax and extended benefits costs for terminated employees, as well as, salary continuation and retention bonus costs for certain St. Louis employees retained during the transition and closing process for the St. Louis facility. During the nine-month period ended September 30, 2007, restructuring charges of $765,204 were recorded, of which $754,877 were recorded as research and development and $10,327 were recorded as general and administrative expense. Of the restructuring charge, $384,116 related to St. Louis benefit arrangements and $381,088 related to Needham and Fall River benefit arrangements. During the three months and nine months ended September 30, 2007, $147,625 and $365,423, respectively, of restructuring costs were paid out and a balance of $399,781 of accrued restructuring costs remained at September 30, 2007.

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

In addition, on October 19, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celldex Therapeutics, Inc. (“Celldex”), a Delaware corporation, and Callisto Merger Corporation, a Delaware corporation and wholly owned subsidiary of the Company. See Note 14 of the notes to the unaudited consolidated financial statements for more information. Forward-looking statements regarding the Merger Agreement are subject to risks and uncertainties that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors that might cause such a difference include, but are not limited to, costs related to the merger, failure of AVANT’s stockholders to approve the Merger; AVANT’s or Celldex’s inability to satisfy the conditions of the Merger; AVANT’s inability to maintain its NASDAQ listing; the risk that AVANT’s and Celldex’s businesses will not be integrated successfully; the combined company’s inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of Merger-related delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the combined company may be unable to successfully secure regulatory approval of and market its drug candidates; the risks associated with reliance on outside financing to meet capital requirements; risks associated with Celldex’s new and uncertain technology; risks of the development of competing technologies; risks related to the combined company’s ability to protect its proprietary technologies; risks related to patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the U.S. and internationally.

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

On October 22, 2007, AVANT and Celldex Therapeutics, Inc., a privately-held company, announced the signing of a definitive merger agreement. The merger creates a NASDAQ-listed, fully-integrated and diversified biopharmaceutical company with a deep pipeline of product candidates addressing high- value indications including oncology, infectious and inflammatory diseases. The all-stock transaction, approved by both companies’ Boards of Directors, will combine the two companies under the name AVANT, and is currently expected to close in the first quarter of 2008. Celldex and AVANT shareholders will own 58% and 42% of the combined company on a fully diluted basis, respectively. Closing of the merger is contingent upon a vote of approval by AVANT’s current shareholders at a special meeting of shareholders expected to take place in the first quarter of 2008.

RESEARCH AND DEVELOPMENT ACTIVITIES

AVANT is currently focused on the development of a number of immunotherapeutic and vaccine product candidates which are in various stages of clinical trials. AVANT expects that a large percentage of its research and development expenses will be incurred in support of its current and future clinical trial programs.

During the past five years through the end of 2006, AVANT incurred an aggregate of $71 million in research and development costs. During the nine months ended September 30, 2007, AVANT incurred an aggregate of $14.4 million in research and development costs. The following table indicates the amount incurred for each of AVANT’s material research programs and for other identified research and development activities during the two years ended December 31, 2006 and 2005 and the nine-month periods ended September 30, 2007 and 2006. The amounts disclosed in the following table and in “Program Developments” below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,		Year Ended December 31,
	2007	2006	2006	2005
Bacterial Vaccines:
CholeraGarde®	$1,825,400	$3,240,200	$5,427,800	$1,257,200
Ty800	4,980,500	619,700	1,402,300	404,500
Other	3,446,200	1,287,400	1,873,600	528,900
Viral Vaccines:
Rotarix® Vaccine	1,323,600	648,600	648,600	—
Avian and Human Influenza	630,600	585,400	711,600	—
BioDefense Vaccines:	194,400	1,413,700	1,558,600	2,470,700
Cholesterol Management Vaccine:
CETi-1	269,500	834,000	922,700	650,800
Complement Inhibitors:
TP10/TP20	1,452,900	3,722,800	4,466,400	8,327,200
Food Safety & Animal Health Vaccines:	—	6,200	6,700	9,900
Other Programs:	260,700	871,000	1,048,200	414,100

Total R&D Expense	$14,383,800	$13,229,000	$18,066,500	$14,063,300

PROGRAM DEVELOPMENTS

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represented the first in an expected series of worldwide approvals and commercial launches for the product. Glaxo has launched in additional Latin American and Asian Pacific countries during 2005 – 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. Glaxo has agreed to make an additional payment of $1.5 million upon achievement of market approval in the United States. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 10 of our unaudited consolidated financial statements). Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH.

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

AVANT has decided to focus only on the fully-funded opportunity for CholeraGarde® in the developing world. AVANT has determined that the high clinical costs of our own Phase 3 clinical trials in the United States and the investment in a commercial manufacturing facility are not justified by the limited market opportunities for a cholera vaccine in developed countries at this time. This decision frees up both financial and manufacturing resources for our Ty800 and ETEC programs.

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $13.5 million in research, development and clinical costs on its CholeraGarde® program. During the nine months ended September 30, 2007, AVANT incurred approximately $1.8 million in research, development, manufacturing and clinical costs on its CholeraGarde® program.

AVANT is also developing an oral typhoid fever vaccine, Ty800, for the travelers’ market and global health needs. The National Institute of Allergy and Infectious Disease (“NIAID”) of the National Institutes of Health (“NIH”) and AVANT agreed for the NIAID to conduct a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID has funded the production of Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. AVANT initiated its own sponsored Phase 2 trial of Ty800 in July 2007. Enrollment was completed in late September 2007 and results are expected in the first half of 2008. During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $4.9 million in research, development, contract manufacturing and clinical costs on its Ty800 program. During the nine months ended September 30, 2007, AVANT incurred approximately $5.0 million in research, development and clinical costs on its Ty800 program.

Finally, AVANT is developing additional bacterial vaccines against enterotoxigenic E. coli (“ETEC”), Salmonella paratyphi and Shigella,—all important causes of serious diarrheal diseases and enteric fevers worldwide. These programs are in pre-clinical development. In early 2008, AVANT expects to initiate a Phase 1 trial of its ETEC vaccine candidate. AVANT’s long-term goal is to develop a combination vaccine containing Cholera, Ty800, ETEC and S. paratyphi as a “super enteric vaccine” to address the travelers’ market. During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $3.1 million in research, development, contract manufacturing and clinical costs on these pre-clinical programs. During the nine months ended September 30, 2007, AVANT incurred approximately $3.4 million in research and development costs on these pre-clinical programs.

BioDefense Vaccines:  The attenuated live bacteria used to create AVANT’s single-dose oral vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT’s proprietary vaccine technologies. AVANT has received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates. Payments under the subcontract agreement are made on a time and materials basis and receipt of the full amount is conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. As a result of AVANT’s recent restructuring, the Company will no longer invest its resources in biodefense research and development activities. For the nine months ended September 30, 2007 and 2006, AVANT recognized $250,491 and $1,049,906, respectively, in government contract revenue from DVC. Through September 30, 2007, AVANT had received approximately $9.7 million in payments under the subcontract agreements. These agreements expire in 2007, although they may be terminated by DVC at any time upon 30 days notice.

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $10.9 million in research and development costs on its biodefense vaccine program. During the six months ended September 30, 2007, AVANT incurred approximately $194,400 in research and development costs on its biodefense vaccine program.

Food Safety and Animal Health Vaccines:  AVANT has partnered with Pfizer Inc. (“Pfizer”), who will apply AVANT’s vaccine technologies to animal health and human food safety markets. As of June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. Under the agreement, Pfizer and AVANT will conduct a joint research program funded by Pfizer. AVANT expects to recognize revenue as the research and development service deliverables are completed and delivered to Pfizer. During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $0.5 million in research and development costs on its food safety and animal health vaccines program. During the nine months ended September 30, 2007, AVANT incurred no research and development costs on its food safety and animal health vaccines program.

Complement Inhibitors:  In February 2006, AVANT reported that the Phase 2b females-only study did not meet its primary endpoint, thus confirming the results for female subjects in the previous TP10 Phase 2 trial. AVANT is currently spending limited resources on this program and is seeking a corporate partner to complete the development and commercialization of TP10.

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $23.9 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program. During the nine months ended September 30, 2007, the Company incurred approximately $1.5 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program.

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

During the period January 1, 2002 through December 31, 2006, AVANT incurred approximately $9.0 million in research, development and clinical costs associated with the CETP program. During the nine months ended September 30, 2007, AVANT incurred approximately $269,500 in research and development costs associated with the CETP program. AVANT is no longer expending its own resources on this program and is seeking a corporate partner to complete development and to commercialize the CETP vaccine.

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

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2007 as Compared
with the Three-Month Period Ended September 30, 2006

AVANT reported a consolidated net loss of $5,253,481, or $.07 per share, for the third quarter ended September 30, 2007, compared with a net loss of $5,520,567, or $.07 per share, for the third quarter ended September 30, 2006. The weighted average common shares outstanding used to calculate net loss per common share was 75,188,022 in 2007 and 74,182,347 in 2006.

Revenue:  Total revenue increased $852,536 to $1,191,535 for the third quarter of 2007 compared to $338,999 for the third quarter of 2006.

Product development and licensing revenue increased to $100,508 in 2007 from $35,475 in 2006 due to revenue earned from Pfizer for $62,500 and license fees from Inflazyme for $25,833, offset in part by a decrease in reimbursed patent expense by AVANT’s partner, Pfizer.

In the third quarter of 2007, AVANT recognized $988,462 in product royalty revenue consisting of $540,374 related to PRF’s purchased interest in Rotarix® net royalties and $448,088 related to AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF and which amount is also payable to CCH. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. In the third quarter of 2006, no product royalty revenue related to net royalties from Rotarix® worldwide net sales was recognized. AVANT expects the amount of product royalty revenue to increase during the remainder of 2007 as Glaxo continues the global commercialization of Rotarix®.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT has been reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $90,149 and $280,419 in government contract and grant revenue during the third quarters of 2007 and 2006, respectively, for work performed. The decrease in revenue in 2007 compared to 2006 primarily reflects reduced levels of vaccine development work billable to DVC in 2007 as the Company closed down its biodefense development activities to focus on its travelers vaccines. As a result, limited contract revenue is expected during the remainder of 2007.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the third quarters of 2007 and 2006 totaled $12,416 and $23,105, respectively.

Operating Expense:  Total operating expense increased $213,897 to $6,697,794 for the third quarter of 2007 compared to $6,483,897 for the third quarter of 2006.

Research and development expense increased $41,155, or 0.9%, to $4,457,475 from $4,416,320 in 2006. The increase in 2007 compared to 2006 is primarily due to increases in clinical trial costs of $685,120 associated with the TY800 program and royalty expense of $448,088, offset in part by declines in personnnel and related expenses of $445,128, primarily related to restructuring activity, lower contract manufacturing costs of $314,883, lab materials and supplies of $242,190 and consulting costs of $114,677. Research and development expense includes $448,088 and $0 of royalty expense payable to CCH in the three months ended September 30, 2007 and 2006, respectively. AVANT expects research and development expense to continue to decrease during the remainder of 2007 as a result of AVANT’s restructuring activities initiated in April 2007.

General and administrative expense increased $181,472, or 10.0%, to $2,000,271 in 2007 compared to $1,818,799 in 2006 and is primarily attributed to increases in professional services costs of $561,146 primarily related to the anticipated merger transaction, offset in part by decreases in consulting expenses of $181,623 and lower personnel and related costs of $224,748. AVANT expects general and administrative expense to continue at current levels during the remainder of 2007.

Amortization expense of acquired intangible assets was $240,048 and $248,778 in 2007 and 2006, respectively.

Investment and Other Income, Net:  Interest and other income decreased $491,553 to $132,778 for the third quarter of 2007 compared to $624,331 for the third quarter of 2006. During the quarter ended September 30, 2007, AVANT recognized a loss of $158,095 for the impairment of its investment in Select Vaccines that was determined to be other-than-temporary. The decrease is also due to lower average cash balances, offset in part by slightly higher interest rates during the third quarter of 2007 compared to the third quarter of 2006. During the third quarters of 2007 and 2006, the average month-end cash balances were $21,972,582 and $49,378,137, respectively. The effective interest rates during the third quarters of 2007 and 2006 were 5.22% and 5.09%, respectively.

Provision for Income Taxes:  The $40 million milestone payment received from PRF during the first quarter of 2006 resulted in taxable income for the Company. The regular taxable income generated by this transaction has been fully offset with available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that was estimated to result from receipt of this milestone. In the fourth quarter of 2006, the estimated provision was adjusted to $120,000. In the third quarter of 2007, AVANT made an adjustment to its tax provision estimates of $120,000.

Nine-Month Period Ended September 30, 2007 as Compared
 with the Nine-Month Period Ended September 30, 2006

AVANT reported consolidated net loss of $16,385,006, or $.22 per share, for the nine months ended September 30, 2007, compared with a net loss of $14,161,857, or $.19 per share, for the nine months ended September 30, 2006. The weighted average common shares outstanding used to calculate net loss per common share was 75,185,365 in 2007 and 74,176,593 in 2006.

Revenue:  Total revenue decreased $1,167,837 to $3,383,128 for the first nine months of 2007 compared to $4,550,965 for the first nine months of 2006.

Product development and licensing revenue decreased $2,554,283 to $118,612 in 2007 from $2,672,895 in 2006. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a one-time $4 million milestone payment from Glaxo, 50% of which was creditable against future royalties. Product development and licensing revenue of $2.6 million was recorded in the first quarter of 2006 and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement. AVANT recorded $600,000 in royalty expense payable to CCH as a result of this milestone payment.

In the first nine months of 2007, AVANT recognized $2,742,689 in product royalty revenue consisting of $1,444,058 related to PRF’s purchased interest in Rotarix® net royalties and $1,298,631 related to AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF and which amount is also payable to CCH. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. In the first nine months of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF’s purchased interests in the net royalties from Rotarix® worldwide net sales. AVANT expects the amount of product royalty revenue to increase during the remainder of 2007 as Glaxo continues the global commercialization of Rotarix®.

AVANT has received a number of subcontracts from its partner, DVC, to develop anthrax and plague vaccines for the U.S. Department of Defense. AVANT has been reimbursed by DVC on a time and materials basis for vaccine development research work performed by AVANT. Under these agreements and several SBIR grants, AVANT recognized $441,407 and $1,241,149 in government contract and grant revenue during the first nine months of 2007 and 2006, respectively, for work performed. The decrease in revenue in 2007 compared to 2006 primarily reflects reduced levels of vaccine development work billable to DVC in 2007 as the Company closes down its biodefense development activities, and as a result, limited contract revenue is expected during the remainder of 2007.

Marketing and distribution of the Megan poultry product line is performed by AVANT’s partner, Lohmann Animal Health International (“LAHI”), and AVANT receives a royalty percentage of all Megan®Vac 1 and Megan®Egg product sales. Royalty payments received during the first nine months of 2007 and 2006 totaled $80,419 and $86,117, respectively. AVANT expects royalty payments from LAHI to be approximately consistent in the remainder of 2007 compared to 2006.

Operating Expense:  Total operating expense increased $927,571, or 4.7%, to $20,827,336 for the first nine months of 2007 compared to $19,899,765 for the first nine months of 2006.

Research and development expense increased $1,154,880, or 8.7%, to $14,383,806 from $13,228,926 for the first nine months of 2006. The increase in 2007 compared to 2006 is primarily due to increases in clinical trial costs of $635,728 associated with the TY800 program and increases in research and development personnel and related costs of $347,371, primarily related to restructuring activity. These increases were coupled by a increase in royalty expense of $698,631 in 2007 due primarily to higher sales of Rotarix® and were offset by lower contract manufacturing costs of $730,656. Research and development expense includes $1,298,631 and $600,000 of royalty expense payable to CCH at September 30, 2007 and 2006, respectively. AVANT expects research and development expense to continue to decrease during the remainder of 2007 as a result of AVANT’s restructuring activities initiated in April 2007.

General and administrative expense decreased  $201,119, or 3.4%, to $5,723,386 in 2007 compared to $5,924,505 for the first nine months of 2006 and is primarily attributed to lower personnel and related costs of $624,132 and consulting costs of $158,645, offset in part by higher professional services costs of $498,091 primarily related to the anticipated merger transaction. AVANT expects general and administrative expense to continue at current levels during the remainder of 2007.

Amortization expense of acquired intangible assets was $720,144 and $746,334 in the first nine months of 2007 and 2006, respectively.

Investment and Other Income, Net:  Interest and other income decreased $619,741 to $939,202 for the first nine months of 2007 compared to $1,558,943 for the first nine months of 2006. During the quarter ended September 30, 2007, AVANT recognized a loss of $158,095 for the impairment of its investment in Select Vaccines that was determined to be other-than-temporary. The decrease is also due to lower average cash balances, offset in part by slightly higher interest rates during the first nine months of 2007 compared to the first nine months of 2006. During the first nine months of 2007 and 2006, the average month-end cash balances were $28,179,604 and $46,441,661, respectively. The effective interest rates during the first nine months of 2007 and 2006 were 5.19% and 4.68%, respectively.

Provision for Income Taxes:  The $40 million milestone payment received from PRF during the first quarter of 2006 resulted in taxable income for the Company. The regular taxable income generated by this transaction has been fully offset with available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that was estimated to result from receipt of this milestone. In the fourth quarter of 2006, the estimated provision was adjusted to $120,000. In the third quarter of 2007, AVANT made an adjustment to its tax provision estimates of $120,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $20,339,659. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash used in operating activities was $15,269,745 for the first nine months of 2007 compared to net cash provided by operating activities of $28,973,524 for the first nine months of 2006. The decrease in net cash provided by operating activities is primarily attributed to the increase in net loss incurred in 2007 compared to 2006, the decrease in accounts payable and accrued expenses in 2007 and the $40 million PRF milestone payment received in the first quarter of 2006. AVANT expects that cash used in operations will decline in the remainder of 2007 as a result of the Company’s restructuring activities initiated in April 2007.

Cash used in investing activities was $5,119,541 for the first nine months of 2007 compared to $5,549,954 for the first nine months of 2006. The change in amounts between years reflects a decreased investment in property and equipment in 2007 as the Company completes the full-scale renovations of its Needham facility.

Net cash used in financing activities was $182,594 for the first nine months of 2007 compared to $161,674 for the first nine months of 2006. The increase in net cash used in financing activities is primarily due to increases in payments of long-term liabilities.

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

On November 1, 2007, AVANT notified Select Vaccines that, effective December 31, 2007, AVANT for strategic reasons was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines. During the quarter ended September 30, 2007, AVANT recognized $158,095 for the impairment of its investment in Select Vaccines that was determined to be other-than-temporary.  In assessing whether the decline in fair value of the investment is other-than-temporary, AVANT has determined that it does not have significant positive evidence to conclude that the decline was temporary.

On April 16, 2007, AVANT initiated planned restructuring activities to reduce ongoing operational costs, following an extensive review of its operations and cost structure. The restructuring aimed to increase the focus of AVANT’s resources upon key programs and core operational capabilities and to lower the Company’s overall cost structure. The Company will concentrate its focus on building an enhanced portfolio of viral and bacterial vaccines for global health and travelers around the Company’s core technologies, as well as its unique development and manufacturing capabilities. AVANT will no longer invest in biodefense research and development activities or further invest in clinical trials for its CETi and TP10 programs.

The restructuring resulted in a workforce reduction of approximately 30%. AVANT also exited from its St. Louis-based research facility by September 30, 2007 when the lease term expired and moved all essential research activities to its Needham, MA headquarters. The restructuring charges consisted of severance, payroll tax and extended benefits costs for terminated employees, as well as, salary continuation and retention bonus costs for certain St. Louis employees retained during the transition and closing process for the St. Louis facility. As of the quarter ended September 30, 2007, restructuring charges of $765,204 were recorded, of which $754,877 were recorded as research and development and $10,327 were recorded as general and administrative expense. Of the restructuring charge, $384,116 related to St. Louis benefit arrangements and $381,088 related to Needham and Fall River benefit arrangements. During the three and nine months ended September 30, 2007, $217,798 and $147,624, respectively, of restructuring costs were paid out and a balance of $399,781 of accrued restructuring costs remained at September 30, 2007. The cash impact of the remaining restructuring costs will be incurred during the fourth quarter of 2007 and the first quarter of 2008.

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

On October 22, 2007, AVANT announced the signing of a definitive merger agreement with Celldex Therapeutics, Inc., a privately-held biopharmaceutical company. The all-stock transaction, approved by both companies’ Boards of Directors, will combine the two companies under the same name AVANT. Celldex and AVANT shareholders will own 58% and 42% of the combined company on a fully diluted basis, respectively.  Closing of the merger is contingent upon a vote of approval by AVANT’s current shareholders at a special meeting of shareholders expected to take place in the first quarter of 2008.

On July 6, 2007, AVANT received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company is not in compliance with NASDAQ Marketplace Rule 4450(a)(5) because the closing bid price per share for the Company’s common stock had been below $1.00 per share for 30 consecutive business days. On August 15, 2007, AVANT received a second letter from the Listing Qualifications Department indicating that the Company was not in compliance with NASDAQ Marketplace Rules 4450(b)(1)(A) and (B) because the Company’s market value and total assets and revenue have been below the minimum $50,000,000 requirement for 10 consecutive trading days.

To regain compliance with respect ot the second notification letter, on August 20, 2007, AVANT applied to list its common stock on the NASDAQ Capital Market and on August 29, 2007, received notice from the Listing Qualifications Department indicating that the Company had been approved to list its common stock on The NASDAQ Capital Market. AVANT’s common stock began trading on The NASDAQ Capital Market, and ceased trading on The NASDAQ Global Market, at the opening of business on August 31, 2007. The trading symbol for the Company’s common stock remained “AVAN.” AVANT still needs to regain compliance with respect to the first notification letter by having the Company’s stock maintain a minimum bid price of $1.00 for 10 consecutive business days. See Part II, “Item 1A: Risk Factors” in this Form 10-Q for additional details.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at September 30, 2007 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2007	2008-2010	2011-2012	Thereafter
Contractual obligations:
Operating lease obligations	$20,178,100	$483,500	$5,927,400	$4,280,400	$9,486,800
Loan Payable*	1,347,800	23,000	391,200	238,000	695,600
Note Payable*	608,400	29,500	531,500	47,400	—
Licensing and R&D obligations	995,000	150,000	255,000	170,000	420,000
Construction contracts	775,400	775,400	—	—	—
Restructuring Costs	399,800	255,500	144,300	—	—
Total contractual obligations	$24,304,500	$1,716,900	$7,249,400	$4,735,800	$10,602,400

Commercial commitments:
Clinical development	$1,260,600	$946,700	$313,900	$—	$—
Manufacturing development	106,000	106,000	—	—	—
Total commercial commitments	$1,366,600	$1,052,700	$313,900	$—	$—

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

AVANT does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2007 due to the short-term maturities of these instruments.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2007, AVANT carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. In designing and evaluating AVANT’s disclosure controls and procedures, AVANT and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and AVANT’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, AVANT’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, AVANT’s disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by AVANT in the reports it files or submits under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. AVANT will continue to review and document its disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its disclosure controls and procedures evolve with its business.

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

On July 6, 2007, AVANT received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5) because the closing bid price per share for our common stock had been below $1.00 per share for 30 consecutive business days. On August 15, 2007, AVANT received a second letter from the Listing Qualifications Department indicating that the Company was not in compliance with NASDAQ Marketplace Rules 4450(b)(1)(A) and (B) because the Company’s market value and total assets and revenue have been below the minimum $50,000,000 requirement for 10 consecutive trading days.

To regain compliance with respect to the second notification letter, on August 20, 2007, AVANT applied to list its common stock on the NASDAQ Capital Market and on August 29, 2007, received notice from the Listing Qualifications Department indicating that the Company had been approved to list its common stock on The NASDAQ Capital Market. AVANT’s common stock began trading on The NASDAQ Capital Market, and ceased trading on The NASDAQ Global Market, at the opening of business on August 31, 2007. AVANT’s common stock is listed on the NASDAQ Capital Market and had a closing price of $0.52 at the close of the market on November 5, 2007.  AVANT has been afforded a 180-day compliance period, or until January 2, 2008, to regain compliance in accordance with Marketplace Rule 4450(e)(2). The Company will seek to regain compliance within the 180-day cure period and is considering alternatives to address compliance with the continued listing standards of The NASDAQ Stock Market. If the Company’s stock fails to maintain a minimum bid price of $1.00 for 10 consecutive business days during the 180-day compliance period on the NASDAQ Capital Market, AVANT could receive a delisting notice from the NASDAQ Capital Market, and, under certain circumstances, even if its stock maintains a minimum bid price of $1.00 for 10 consecutive business days, AVANT may receive a delisting notice from the NASDAQ Capital Market.  Upon delisting from the NASDAQ Capital Market, AVANT’s stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the NASDAQ Capital Market. Accordingly, AVANT’s stock would be less liquid than it would otherwise be, and the value of its stock could decrease. There is no guarantee that an active trading market for AVANT’s common stock will be maintained on the NASDAQ Capital Market. You may not be able to sell your shares of the Company’s stock quickly, at the market price or at all, if trading in AVANT’s stock is not active.

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

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

/s/ UNA S. RYAN
Dated: November 7, 2007		Una S. Ryan, Ph. D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 7, 2007		Avery W. Catlin
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