Form 10-K
period 2007-12-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2008-03-18
CIK 744218

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-15006

AVANT IMMUNOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3191702 (I.R.S. Employer Identification No.)

119 Fourth Avenue, Needham, Massachusetts 02494

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (781) 433-0771

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2007 was $61,372,907 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of common stock outstanding at March 13, 2008 was 14,927,002 shares on a post-split basis.

AVANT IMMUNOTHERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

i

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "project," "will," "should,""may," "plan," "intend," "assume" and other expressions which predict or indicate future events and trends to and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of AVANT. These risks, uncertainties and other factors may cause the actual results, performance or achievements of AVANT to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to: (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT's vectoring systems to develop new, safe and effective orally administered vaccines against diseases and disease causing agents; (3) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies, and commercialization of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800, ETEC E. coli, and other products and AVANT's expectations regarding market growth; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of CholeraGarde® (Peru-15), Ty800, ETEC E. coli and other preclinical and clinical testing; (5) the ability to negotiate strategic partnerships or other dispositions for AVANT's cardiovascular programs, including TP10 and CETi; (6) the ability of AVANT to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, Glaxo; (9) Glaxo's strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets and its payment of royalties to AVANT; (10) changes in existing and potential relationships with corporate collaborators and partners; (11) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (12) the timing, cost and uncertainty of obtaining regulatory approvals to use CholeraGarde® (Peru-15) and Ty800, ETEC E. coli, among other purposes, to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (13) the ability to obtain substantial additional funding; (14) the ability to develop and commercialize products before competitors that are superior to the alternative products developed by competitors; (15) the ability to retain certain members of management; (16) AVANT's expectations regarding research and development expenses and general and administrative expenses; (17) AVANT's expectations regarding CETP's ability to improve cholesterol levels and AVANT's ability to develop and commercialize CETP; (18) AVANT's expectations regarding cash balances, capital requirements, anticipated royalty payments (including those from Paul Royalty Fund) revenues and expenses, including infrastructure expenses; (19) our belief regarding the validity of our patents and potential litigation; and (20) other factors detailed from time to time in filings with the Securities and Exchange Commission.

        In addition, on October 19, 2007, AVANT entered into an Agreement and Plan of Merger (the "Merger Agreement") with Celldex Therapeutics, Inc. ("Celldex"), a Delaware corporation, and Callisto Merger Corporation, a Delaware corporation and wholly owned subsidiary of AVANT (the "Merger") which Merger closed on March 7, 2008. See Note 1 of the notes to the unaudited consolidated financial statements for more information. Forward-looking statements regarding the Merger Agreement are subject to risks and uncertainties that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors that might cause such a difference include, but are not limited to, costs related to the Merger, the risk that AVANT's and Celldex's businesses will not be integrated successfully; the combined company's inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of Merger-related delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may

ii

not result in marketable products; the risk that the combined company may be unable to successfully secure regulatory approval of and market its drug candidates; the risks associated with reliance on outside financing to meet capital requirements; risks associated with Celldex's new and uncertain technology; risks of the development of competing technologies; risks related to the combined company's ability to protect its proprietary technologies; risks related to patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the U.S. and internationally.

iii

        In addition, the factors described under "Item 1A. Risk Factors" in this report may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        Except as otherwise noted, references to the number of shares of common stock, stock options and warrants, exercise prices of stock options and warrants, common stock prices, and other share and per share data or amounts have not been adjusted to reflect the one-for-twelve reverse stock split effected on March 7, 2008. In addition, all references to each outstanding option to purchase shares of AVANT common stock under the 1999 Stock Option and Incentive Plan, whether vested or unvested, terminated under their terms on March 7, 2008 in connection with the consummation of the Merger and such options are of no further force and effect.

PART I

Item 1.    BUSINESS

A.    General

        As used herein, the terms "we," "us," "our," or "AVANT" refer to AVANT Immunotherapeutics, Inc., a Delaware corporation organized in 1983 and its subsidiaries. We are a biopharmaceutical company that uses novel applications of immunology to develop products for the prevention and treatment of diseases. We are developing a broad portfolio of vaccines and immunotherapeutics addressing a wide range of applications including bacterial diseases, food safety and cardiovascular disease. These include single-dose, oral vaccines that protect against important disease-causing infectious agents, a treatment to reduce complement-mediated tissue damage and a novel, proprietary vaccine candidate for cholesterol management. Our strategy is to demonstrate proof-of-concept for our product candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development ourselves. Demonstrating proof-of-concept for a product candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the product candidate and some data indicating its effectiveness. Our current collaborations encompass the commercialization of an oral human rotavirus vaccine, the development of oral cholera, typhoid fever, and ETEC vaccines, and vaccines addressed to human food safety and animal health. Our product candidates address large market opportunities for which we believe current therapies are inadequate or non-existent.

        AVANT's web site is located at http://www.avantimmune.com. On AVANT's web site, investors can obtain a copy of AVANT's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after AVANT files such material electronically with, or furnishes it to, the Securities and Exchange Commission. None of the information posted on our website is incorporated by reference into this Annual Report.

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

  •
  technology and patents for complement inhibitors based on sCR1 "TP10"; and

  •
  technology and patents supporting our CETP product candidates, which are aimed at increasing levels of HDL, or "good" cholesterol.

        We currently have three products on the market and four products in clinical development. Our goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis. Our success has depended and will continue to depend upon many factors, including our ability, and that of our licensees and collaborators, to successfully develop, obtain regulatory approval for and commercialize our product candidates. To date, commercial sales have only been generated from Rotarix® and our Megan poultry vaccines. We have had no commercial revenues from sales of our human therapeutic or other human vaccine products and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for or commercialize our product candidates, and we are subject to a number of risks that you should be aware of before investing in AVANT. These risks are disclosed more fully in "Item 1A. Risk Factors."

        Merger with Celldex:    On October 22, 2007, AVANT and Celldex Therapeutics, Inc. ("Celldex"), a privately-held company, announced the signing of a definitive merger agreement (the "Merger"). On March 7, 2008, AVANT announced the completed Merger of Callisto Merger Corporation, a wholly owned subsidiary of AVANT, with and into Celldex. The Merger has created a NASDAQ-listed, fully-integrated and diversified biopharmaceutical company with a deep pipeline of product candidates addressing indications in oncology, infectious and inflammatory diseases.

        The total value of the Merger transaction is approximately $75 million.

        At the special meeting of AVANT shareholders held on March 6, 2008 in connection with the Merger, stockholders approved four proposals: (i) the issuance of shares of AVANT common stock pursuant to the Merger Agreement in the amount necessary to result in the Celldex stockholders owning 58% of AVANT common stock on a fully diluted basis, (ii) an amendment to AVANT's Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to AVANT's Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of AVANT common stock, the final ratio to be determined within the discretion of the AVANT board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

        AVANT's board of directors approved a 1-for-12 reverse stock split of AVANT's common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock will be combined and reclassified into one share of common stock and the total number of shares outstanding will be reduced from approximately 180 million shares (including the shares issued to Celldex stockholders in the merger) to approximately 15 million shares.

        Also, pursuant to the terms of the Merger Agreement, Celldex shareholders received 4.96 shares of common stock in exchange for each share of Celldex common stock and Class A common stock they own. AVANT stockholders retained 42% of, and the former Celldex stockholders now own 58% of, the outstanding shares of AVANT's common stock on a fully-diluted basis. AVANT also assumed all of Celldex's stock options outstanding at the time of the Merger.

        Our common stock will continue to trade under the symbol "AVAND" for 20 trading days starting March 10, 2008 to designate that it is trading on a post-reverse split basis, and will resume trading under the symbol "AVAN" after the 20-day period expires on April 7, 2008.

        We believe the resulting combined company will be a stronger, more competitive company capable of achieving greater financial strength, operational efficiencies, earning power, access to capital and more growth potential than either company would have separately, and that the Merger should allow us to deliver significant benefits to our customers, stockholders and employees. We believe that the proposed Merger offers the following strategic and financial benefits:

  •
  a greater ability to mitigate overall development risk through creation of a fully-integrated biopharmaceutical company with a deep product development pipeline;

  •
  the advantage to Celldex of the use of AVANT's cGMP manufacturing capability with experience in production areas with complementary pipelines addressing a broad spectrum of indications in large markets;

  •
  an increased pool of near-term development milestones;

  •
  a stronger technology platform, including vector vaccine delivery, manufacturing and preservation technologies and the APC Targeting Technology™ engine to generate new clinical product candidates on an ongoing basis;

  •
  a broader, more balanced portfolio of product candidates, with significant market potential;

  •
  the opportunity for each company's stockholders to participate in the potential growth of the combined company after the Merger;

  •
  the synergies that could be created in combining the research, development and technological strengths of AVANT and Celldex;

  •
  larger access to third-party funding and validation for Global Health Vaccine programs;

  •
  efficiencies created by eliminating redundant expenses; and

  •
  a seasoned management team.

        For more information on the Merger with Celldex, please see the Registration Statement on Form S-4 with the SEC, which registration statement includes a proxy statement/prospectus, dated December 21, 2007, and related materials to register the shares of AVANT common stock that were issued in the Merger. See also "Item 1A. Risk Factors."

        Acquisition of UPT:    In January 2003, we acquired the technology and intellectual property portfolio of Universal Preservation Technologies, Inc. ("UPT"), a privately held company based in San Diego, California, and licensed certain patent rights from Elan Drug Delivery Limited (formerly a subsidiary of Elan Corporation plc, now Innovata plc). Through this transaction, AVANT has gained exclusive rights to UPT's VitriLife® process for use in AVANT's oral vaccines and certain other non-injectable applications.

        Acquisition of Megan:    On December 1, 2000, we acquired Megan Health, Inc. ("Megan"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of November 20, 2000 by and among AVANT, AVANT Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Megan.

        Acquisition of VRI:    On August 21, 1998, we acquired Virus Research Institute, Inc. ("VRI"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of May 12, 1998 by and among AVANT, TC Merger Corp., a Delaware corporation and our wholly-owned subsidiary, and VRI.

        Using our expertise in immunology, we are building business franchises in major disease areas: bacterial vaccines and immunotherapeutics for cardiovascular diseases. Each of our business franchises addresses large market opportunities for which current therapies are inadequate or non-existent. We have pursued some of these opportunities independently in a highly focused manner. In other cases, we have leveraged the financial support and development capabilities of corporate and public sector partners to bring our development projects to fruition. The research we have pursued over the past several years has matured into an exciting portfolio of product candidates.

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

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status
Bacterial Vaccines
Global Health	CholeraGarde® Ty800	Cholera Typhoid fever	IVI NIH	Phase 2b Phase 2
Travelers'	ETEC Shigella	Enterotoxigenic E coli infection Dysentery	— —	Pre-clinical Pre-clinical
Food Safety and Animal Health	Megan®Vac 1 Megan®Egg	Salmonella infection in chicken Salmonella infection in laying hens and eggs	Lohmann Lohmann	Marketed Marketed
	Other Food Safety and Animal Health Vaccines	Bacterial contamination of food sources and animal health	Pfizer	Pre-clinical
Viral Vaccines	Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed
Immunotherapeutics
Cardiovascular Diseases	TP10	Transplantation AMD	— —	Phase 2 Pre-clinical
	CETi	Cholesterol management	—	Phase 2

B.    Development Strategy

        AVANT's strategy is to utilize our expertise to design and develop vaccines and immunotherapeutics that have significant and growing market potential; to establish governmental and corporate alliances to fund development; and to commercialize our products either through corporate partners or, in appropriate circumstances, by our own direct selling efforts. Our goal is to demonstrate clinical proof-of-concept for each product, and then seek partners to help see those products which we cannot develop ourselves through to commercialization. This approach allows us to maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product. Implementation of this strategy is exemplified by our lead programs which are discussed in the following sections.

        Factors that may significantly harm our commercial success, and ultimately the market price of our common stock, include but are not limited to, announcements of technological innovations or new commercial products by our competitors, disclosure of unsuccessful results of clinical testing or regulatory proceedings and governmental approvals, adverse developments in patent or other proprietary rights, public concern about the safety of products developed by AVANT and general economic and market conditions. See "Item 1A. Risk Factors."

C.    Viral Vaccine Development Programs

1.     Rotavirus Vaccine

        We have developed a novel vaccine against rotavirus infection. Rotavirus, a major cause of diarrhea and vomiting in infants, affects approximately 80% of the approximately 4 million infants born each year in the United States. As a result, on an annual basis, about 500,000 infants require medical attention and 50,000 are hospitalized. The economic burden in the United States is estimated at over $1 billion in direct medical and indirect societal costs. In the United States, a vaccine against rotavirus disease has become a universal pediatric vaccine. In the rest of the world, rotavirus is a cause of significant infant mortality. We completed Phase 1 clinical trials of the orally delivered live human rotavirus vaccine selected to elicit a broadly protective immune response to the most prevalent strains of rotavirus. During 1997, we completed a Phase 1/2 clinical trial designed to define the optimal vaccine dose and optimal age for immunization. Based on the assessment of the safety and immunogenicity of the vaccine, we initiated a Phase 2 efficacy study in 1997. This trial, conducted at four U.S. medical centers, was designed to examine the vaccine's ability to prevent rotavirus disease and to further study the safety of the vaccine. A total of 215 infants were enrolled in the study and were immunized with the vaccine. In 1998, we announced positive results from this trial, which were published in Lancet in July 1999. The results showed that approximately 90 percent of the vaccinated infants were protected from rotavirus disease and demonstrated a statistical significance at p<0.001. Examination of the safety data revealed that mild fever in a small number of infants was the only side effect significantly more common in the vaccine group than in the placebo group.

        AVANT licensed the Rotarix® technology in 1995 from Cincinnati Children's Hospital Medical Center ("CCH") and owes CCH a license fee of 30% on net royalties received from GlaxoSmithKline ("Glaxo"). In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund ("PRF") purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 9 of our audited consolidated financial statements).

        In 1997, AVANT licensed this rotavirus vaccine to Glaxo. AVANT and Glaxo have collaborated on the development and commercialization of our oral rotavirus vaccine, Rotarix®. As discussed under "F. Collaborative Agreements", with the successful completion of the Phase 2 clinical trial and the development by Glaxo of a viable manufacturing process, Glaxo has assumed financial responsibility for all subsequent clinical and development activities and paid us an initial milestone payment of $500,000. Glaxo completed Phase 1/2 bridging studies in over 6,500 infants in Europe, Latin America and Asia using the two-dose oral Rotarix® vaccine. Glaxo initiated global Phase 3 clinical trials of Rotarix® in the third quarter of 2003 and AVANT recognized a $1.0 million milestone payment.

        Glaxo gained approval for Rotarix® in Mexico during 2004, which represented the first in a series of worldwide approvals and commercial launches for the product. During 2005, Glaxo launched Rotarix® in additional Latin American countries as well as Asia Pacific countries, and they filed for market approval with the European regulatory authorities, which triggered a $2 million milestone fee payable to AVANT, which was paid in January 2005. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo, 50% of which is creditable against future royalties. Rotarix® is now licensed in over 70 countries worldwide in addition to the European Union market. Glaxo filed a Biologics License Application (BLA) with the FDA for United States market approval in 2007. On February 20, 2008, Rotarix® received a favorable recommendation from the U.S. Food and Drug Administration's (FDA) Vaccines and Related Biological Products Advisory Committee (VRBPAC). The committee's favorable recommendation, although not binding, will be considered by the FDA in its review of the BLA for the candidate vaccine, which is currently underway. Assuming product development and commercialization continues satisfactorily, we may receive an additional milestone payment totaling $1.5 million upon market approval of Rotarix® by the FDA, $750,000 of which AVANT will retain. AVANT expects Glaxo to gain U.S. market approval in 2008.

        In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 9 of our audited consolidated financial statements). Under the PRF agreement, AVANT retained 50% of the $4 million milestone payment from Glaxo for the European Commission approval discussed above and of any future Glaxo milestone payments, with the balance payable to PRF and CCH. The PRF agreement also provides for a $10 million milestone payment to AVANT if Rotarix® is launched in the United States in 2008. AVANT expects to achieve this milestone in the second half of 2008.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries.

        If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which AVANT projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo's position, AVANT will still retain the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments it makes to AVANT, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

D.    Bacterial Vaccine Development Programs

Overview

        Modern biotechnology offers great potential for improving health conditions worldwide. New vaccine technologies, in particular, can provide avenues to disease prevention and treatment with notable advantages over drugs in terms of patient compliance and cost. They also offer strategies to solve global health problems, to protect both civilians and the military from infectious disease threats, and to increase the safety of our food supply. Our goal is to become a leading developer of innovative vaccines that address health care needs on a global basis. In this regard, we acquired VitriLife®, a new technology with the potential to improve product stability, reducing the need for vaccine refrigeration. With this technology and our Cholera- and Salmonella-vectored delivery technologies, named VibrioVec® and SalmoVec®, we can now develop a new generation of bacterial vaccines that have an ideal product profile: safe and effective, oral, single-dose, rapidly protective with temperature stable products.

        AVANT is developing a series of single-dose, genetically-attenuated, live bacterial vaccines to prevent diarrhea, enteric disease and dysentery. These diarrheal vaccines are targeted to address the U.S. and European travelers' market as well as the healthcare requirements of developing countries, where for example the need for cholera and typhoid fever vaccines is particularly acute. We believe that vaccines for the travelers' market are appropriate indications for a small company such as AVANT to pursue independently with our own sales and marketing effort in the United States and with partners outside the United States. AVANT's single-dose oral vaccine technology is currently addressed to serious bacterial diseases, but combines the advantages of rapid onset of protection with the flexibility to address a variety of different causes of disease. The attenuated live bacteria used to create these vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. By engineering key disease antigens into the DNA of the vector organisms, AVANT can extend the protective ability of its single-dose oral vaccines to a wide variety of illnesses. AVANT has also partnered with Pfizer Inc ("Pfizer"), who will apply AVANT's vaccine technology to animal health and human food safety markets.

        In November 2004, we opened our manufacturing facility in Fall River, Massachusetts to support the clinical development of our portfolio of bacterial vaccines, as well other next-generation bacterial vaccines for clinical trials and eventually commercial sale. AVANT currently leases 16,200 square feet of office, laboratory and manufacturing space in the Fall River facility.

1.     Global Health

        AVANT's oral, bacterial vaccine technology can address the healthcare requirements of developing countries, where, for example, the need for cholera and typhoid vaccines is particularly acute. These vaccine technologies may provide avenues to disease prevention and treatment with notable advantages over drugs in terms of ease of use, patient compliance, thermostability and cost. Thus, they may offer strategies to solve global health problems. Development of safe and effective cholera and typhoid vaccines is the first step in establishing AVANT's single-dose, oral bacterial vaccine franchise.

        CholeraGarde® Vaccine:    We are developing an attenuated form of the bacterium Vibrio cholerae as a potential cholera vaccine. In several Phase 1/2 clinical studies, single oral doses of the cholera vaccine, CholeraGarde® (or Peru-15), were administered to more than 75 human subjects and shown to be safe, immunogenic and protective against infection with the virulent organism. In 1999, we announced the collaboration on a Phase 2b clinical trial of the Peru-15 vaccine with Walter Reed Army Institute of Research ("WRAIR") and the NIH. AVANT and the NIAID also signed a Clinical Trial Agreement that allowed for the clinical evaluation of the Peru-15 vaccine formulation at CCH. AVANT and WRAIR have successfully manufactured clinical supplies of the vaccine at WRAIR's facility for use in the study.

        The Phase 2b trial, which began in October 2000 at CCH, tested the safety, immunogenicity and protective capacity of the vaccine against a challenge with live virulent cholera. Results of the study demonstrated the ability of AVANT's vaccine candidate, CholeraGarde®, to provide complete protection against the trial's primary endpoint, moderate and severe diarrhea. During 2002, AVANT completed a Phase 2 dose-ranging study with CholeraGarde® to assess the safety and immunogenicity of this vaccine and supported the start of trials in December 2002 with the International Vaccine Institute ("IVI") in Bangladesh where cholera is endemic.

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

        In July 2005, AVANT reported that it and Harvard Medical School would receive approximately $500,000 from the National Institutes of Health to apply AVANT's VitriLife® formulation to CholeraGarde®. In the future, AVANT plans to utilize VitriLife®, a proprietary technology that confers thermostability to live bacterial vaccines, and other drying and preservation technologies at the Fall River facility for its other bacterial vaccines.

        In August 2006, IVI received $21 million in funding from the Bill & Melinda Gates Foundation for a Cholera Vaccine Initiative ("CHOVI"), which will include conducting further clinical trials of CholeraGarde®, AVANT's cholera vaccine. IVI plans to conduct Phase 2 clinical trials of CholeraGarde® in Bangladesh and India beginning in 2008 followed by Phase 3 field studies. IVI will be purchasing clinical materials produced at AVANT's Fall River, MA manufacturing facility for the trials. We see the initiation of these trials as serving the dual role of addressing a significant health issue in the developing world and advancing development of AVANT's vaccine franchise.

        AVANT has decided to focus only on the fully-funded opportunity for CholeraGarde® in the developing world. AVANT has determined that the high clinical costs of our own Phase 3 clinical trials in the United States and the investment in a commercial manufacturing facility are not justified by the limited market opportunities for a cholera vaccine in developed countries at this time. This decision has freed up resources for our Ty800 and ETEC programs.

        Ty800 Typhoid Fever Vaccine:    AVANT has developed an oral vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. Ty800 is targeted for both the travelers' market and global health needs. The National Institute of Allergy and Infectious Disease ("NIAID") of the National Institutes of Health ("NIH") and AVANT have entered into a cooperative agreement for the NIAID to conduct a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. NIAID has funded the production of

Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. AVANT initiated its own sponsored Phase 2 trial of Ty800 in July 2007. Enrollment was completed in late September 2007 and results are expected in the first half of 2008.

2.     Travelers' Vaccines

        With our acquisition of Megan in 2000, AVANT gained access to technologies for developing vaccines against Campylobacter and ETEC. When combined with our existing Shigella vaccine program, AVANT now has a number of travelers' vaccine programs in pre-clinical development—all addressing important causes of serious diarrheal diseases worldwide. In November 2007, AVANT entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID will sponsor a Phase 1 study of AVANT's investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. AVANT expects NIAID to initiate the Phase 1 trial of its ETEC vaccine candidate in the first half of 2008. AVANT's long-term goal is to develop a combination vaccine containing Cholera, Ty800, S. paratyphi and ETEC as a "super enteric vaccine" to address the travelers' market.

3.     BioDefense Vaccine Programs

        In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT's proprietary vaccine technologies. AVANT has received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates. Total contract funding awarded by DVC totaled approximately $12 million. As a result of AVANT's restructuring in 2007, the Company is no longer investing its resources in biodefense research and development activities and terminated its contracts with DVC as of September 30, 2007. Through December 31, 2007, AVANT had received approximately $9.7 million in payments under the subcontract agreements. AVANT does not expect future revenues from the biodefense vaccine programs.

4.     Animal Health and Food Safety Vaccine Programs

        On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan, a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. Megan has commercialized three veterinary vaccines; Argus™ SC, licensed by the United States Department of Agriculture ("USDA") in March 1998 and marketed by Intervet, Inc., and Megan®Vac 1 and Megan®Egg, licensed by the USDA in November 1998 and 2003, respectively, and marketed by Lohmann Animal Health International ("LAHI").

        Megan®Vac 1:    Megan®Vac 1 is a double gene-deleted modified vaccine for use in chickens for protection against multiple species and/or strains of Salmonella bacteria. The vaccine is administered to chicks at the hatchery in a spray cabinet with a field boost generally given at around two weeks of age. The objective of the vaccine is to eliminate or reduce the overall load of Salmonella spp. in the bird and environment, thus reducing bacteria levels on broiler carcasses in the processing plant. While the reduction of Salmonella spp. in the broiler may provide some direct health benefit to the chicken, the primary purpose of the vaccine is to increase food safety. Megan®Vac 1 is also registered in New Zealand. Registration activities are currently underway for Australia.

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

        Because AVANT's focus is on human health care, in September 2002, we appointed LAHI as the exclusive distributor of our Megan Health poultry vaccines in North America. LAHI performs all marketing and distribution activities of Megan's marketed products for the commercial poultry market. In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines outside of Megan's existing poultry products.

E.    Immunotherapeutic Programs

1.     Complement Inhibitors

        We have been developing a new class of immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration ("AMD"), and myasthenia gravis. Medical problems that result from excessive complement activation represent multi-billion dollar market opportunities. In the United States, several million people are afflicted with these complement-mediated conditions.

        We elected to develop and commercialize TP10 for cardiac surgery. The objective of our clinical studies was to assess the ability of TP10 to mitigate the injury to the heart, brain and other organs that occurs when patients are placed on cardiopulmonary bypass ("CPB") circuits, thus potentially improving post-operative outcomes. In February 2002, AVANT announced that TP10 had not achieved a significant reduction in the primary endpoint of death, myocardial infarction, prolonged intubation or prolonged intra-aortic balloon pumping following preliminary analysis of a Phase 2 adult cardiac surgery trial conducted in 564 patients. However, further analysis of the study data demonstrated an important treatment benefit in male patients participating in the trial, with no significant treatment benefit observed in female patients. Adverse events reported following treatment with TP10 were generally similar to those seen in placebo treated patients and were said by investigators to be routinely observed following cardiopulmonary bypass. The important treatment benefits seen in the male population were directly related to morbidity and mortality and the benefit seen was highly significant. Results of this Phase 2 adult trial were presented at the American Heart Association's Annual Meeting in November 2003 and were published in Circulation in September 2004.

        In February 2004, AVANT announced plans to start a Phase 2b double-blind, placebo-controlled trial of TP10 in approximately 300 women undergoing cardiopulmonary by-pass surgery. The trial was designed to examine the effect of TP10 versus placebo at approximately 30 sites throughout the United States. The goals of the trial were to determine the efficacy of TP10 in women undergoing cardiac surgery, as well as augment the safety data for that patient population to allow for the design of a subsequent registration-directed trial. In February 2006, AVANT reported that the females-only study did not meet the primary endpoint, thus confirming the results for female subjects in the previous TP10 trial. Because of these study results, AVANT is seeking a corporate partner to complete the development and commercialization of TP10 for an organ transplantation indication or an AMD indication.

        In addition to TP10, AVANT has identified other product candidates to inhibit activation of the complement system. The lead candidate under research evaluation is a form of sCR1 ("TP10") that has been modified by the addition of sialyl Lewis × ("sLex") carbohydrate side chains yielding sCR1sLex. sLex is a carbohydrate which mediates binding of leukocytes including neutrophils to selectin proteins. Selectin-mediated binding of neutrophils to activated endothelial cells is a critical event in inflammation. We have confirmed the presence of the desired carbohydrate structures and confirmed the presence of both anti-complement and selectin-binding functions in in vitro experiments. Research results published in the July 1999 issue of Science showed that the sCR1sLex molecule, which simultaneously blocks complement activation and cell-mediated inflammatory events, can significantly limit damage to cerebral tissue in a mouse model of ischemic stroke. sCR1sLex may be effective in complement- and selectin-dependent indications such as stroke and myocardial infarction. We believe that sCR1sLex has the ability to target the complement-inhibiting activity of sCR1 to the site of inflammation and, at the same time, inhibit the leukocyte/endothelial cell adhesion process.

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

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries for which we have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). Our internal commercialization models for Rotarix® suggest a blended royalty rate ranging from mid to high single digits over the next three years. The term of this agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries.

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

        Pfizer Inc ("Pfizer"):    In connection with our acquisition of Megan in 2000, we entered into a licensing agreement with Pfizer whereby Pfizer licensed Megan's technology for the development of animal health and food safety vaccines. Upon execution of the agreement, Pfizer made an initial license payment of $2.5 million together with a $3 million equity investment. In December 2002, we received a milestone payment of $500,000 from Pfizer as a result of the submission of an application with the USDA for licensure of a food safety vaccine. Under the agreement, we may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. We have received research and development funding from Pfizer through November 2002 totaling $1 million and may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. AVANT has no obligations to incur any research and development costs in connection with this agreement.

        On June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. In 2007, further funded work at AVANT on the joint research program was terminated by Pfizer. Under this collaboration arrangement, AVANT recognized $62,500 and $137,500 in product development and licensing revenue from Pfizer in 2007 and 2006, respectively.

        DynPort Vaccine Company LLC ("DVC"):    In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT's proprietary vaccine technologies. AVANT has received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates. Total contract funding awarded by DVC totaled approximately $12 million. As a result of AVANT's restructuring in 2007, the Company is no longer investing its resources in biodefense research and development activities and terminated its contracts with DVC as of September 30, 2007. Through December 31, 2007, AVANT had received approximately $9.7 million in payments under the subcontract agreements.

        Lohmann Animal Health International ("LAHI"):    In September 2002, AVANT appointed LAHI as the exclusive distributor of its Megan Health poultry vaccines in North America. LAHI, an established animal health company, markets and distributes the Megan's marketed products for the commercial poultry market. Under the distribution agreement, AVANT receives a percentage of Megan®Vac 1 and Megan®Egg product sales in the form of royalty payments. From the inception of the agreement to December 31, 2007, AVANT has received approximately $704,600 in royalties under the agreement. Royalties received in 2007, 2006 and 2005 were $115,925, $116,595 and $126,598, respectively. The initial term of the agreement is five years with automatic extensions thereafter unless the agreement is terminated by either party.

        Inflazyme Pharmaceuticals Ltd. ("Inflazyme", formerly AdProTech, Ltd ("AdProTech")):    In March 2004, AVANT granted a license to AdProTech for non-exclusive rights to use certain components of its intellectual property surrounding complement inhibition. In April 2004, AVANT received an initial license payment of $1 million from AdProTech and AdProTech was acquired by Inflazyme which assumed the license. AVANT has no continuing involvement or obligation under this license agreement, thus it recognized the $1 million as revenue during the first quarter of 2004. Under the agreement, AVANT is entitled to annual license fees, milestone payments of up to $13.5 million in the aggregate and royalties on eventual product sales. AVANT has no obligations to incur any research and development costs in connection with this agreement.

        Select Vaccines Limited ("Select Vaccines"):    In February 2007, AVANT entered into a research and development partnership with Select Vaccines Limited, an Australian biotechnology company, focused on the use of Select Vaccines' virus-like particles ("VLPs") as a platform technology for the development of viral vaccines. On November 1, 2007, AVANT notified Select Vaccines that, effective December 31, 2007, AVANT for strategic reasons was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines.

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

G.    Competition

        Competition in the biotechnology and vaccine industries is intense. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. These competitors include Baxter, Glaxo, Merck, Novartis, Pfizer, Roche, Sanofi Pasteur, Acambis, Cambridge Biostability, Crucell, Emergent, Intercell, Iomai, Novavax, VaxGen and Vical. Most of our competitors have substantially greater resources, more extensive experience in conducting pre-clinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of AVANT. There can be no assurance that our competitors will not develop technologies and products that are safer or more effective than any which are being developed by us or which would render our technology and products obsolete and noncompetitive. In addition, our competitors may succeed in obtaining approval from the Food and Drug Administration ("FDA") for products more rapidly than we do. There can be no assurance that the vaccines and immunotherapeutic products under development by us and our collaborators will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will obtain regulatory approval in the United States or elsewhere. We believe that the principal competitive factors in the vaccine and immunotherapeutic market are product quality, measured by efficacy and safety, ease of administration and price.

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

H.    Manufacturing

        We have no experience in volume manufacturing and we have relied upon collaborators or contractors to manufacture our proposed products for both clinical and commercial purposes. While we believe that there is currently sufficient capacity worldwide for the production of our potential products by our collaborators or through contract manufacturers, establishing long-term relationships with contract manufacturers and securing multiple sources for the necessary quantities of clinical and commercial materials required can be a challenge. Qualifying the initial source of clinical and ultimately commercial material is a time consuming and expensive process due to the highly regulated nature of the pharmaceutical/biotech industry. These costs are hopefully mitigated in the economies of scale realized in commercial manufacture and product sale. The key difficulty in qualifying more than one source for each product is the duplicated time and expense in doing so without the potential to mitigate these costs if the secondary source is never utilized.

        To date, we have been arranging with contract manufacturers for the manufacture of clinical trial supplies of TP10, CETi, and our bacterial vaccines. Manufacture of our rotavirus vaccine is the responsibility of Glaxo, which has received from us a world-wide exclusive license to commercialize this vaccine.

        We contracted with Lonza Biologics plc for process development and scale-up of TP10 for clinical trials. The CETi vaccine was manufactured under contracts with NeoMPS, Inc. and Bioconcepts, Inc. WRAIR has manufactured Cholera Peru-15, Bengal-15 and Ty800 vaccines under collaborative agreements with us. LAHI manufactures Megan®Vac 1 and Megan®Egg.

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

        We intend to establish manufacturing arrangements with manufacturers that comply with the FDA's requirements and other regulatory standards, although there can be no assurance that we will be able to do so. We have established our own manufacturing facility in Fall River, Massachusetts to produce bacterial vaccine products that we may develop at scale for clinical trials. In order for us to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive cGMP regulations of the

FDA applicable to such facility. The commercial manufacturing facility would also need to be licensed for the production of vaccines by the FDA.

I.     Marketing

        Under the terms of existing and future collaborative agreements, we rely and expect to continue to rely on the efforts of our collaborators for the sale and marketing of our products. We have agreements with, among others, Glaxo, Pfizer, Inflazyme (formerly AdProTech), and LAHI for the development and commercialization of some of our products. The relevant aspects of these relationships have been previously discussed under the heading "F. Collaborative Agreements." There can be no assurance that our collaborators will develop and market vaccine products incorporating our technologies, or, if marketed, that such efforts will be successful. The failure of our collaborators to successfully market products would harm our business.

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

        Patents:    The successful development and marketing of products by AVANT will depend in part on our ability to create and maintain intellectual property, including patent rights. We have established a proprietary patent position in the areas of complement inhibitor technology, cholesterol regulation technology, vaccine technologies, and preservation technologies, and we are the owner or exclusive licensee of numerous patents and pending applications around the world. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit, or that we will be able to successfully enforce our patent position against infringers. AVANT routinely reviews its patent portfolio and adjusts its strategies for prosecution and maintenance of individual cases according to a number of factors including program priorities, stage of development, and patent term.

        AVANT owns or licenses rights under more than 415 granted patents around the world covering inventions relating to our business. In the area of complement inhibitor technology, we have rights to 84 patents and patent applications worldwide with the key patents in this area expiring in 2009 and 2016. In the area of cholesterol regulation, we have rights to 52 patents and patent applications worldwide with the key patents in this area expiring in 2016 and 2019. In the area of rotavirus vaccines, we have rights to 20 patents and patent applications worldwide, with the key patents in this area expiring in 2011 and 2012. In the area of cholera and typhoid vaccines, we have rights to 77 patents and patent applications worldwide with the key patents in this area expiring between 2013 and 2016.

        In the area of complement inhibitors, we are co-owner with The Johns Hopkins University and Brigham & Women's Hospital, whose rights AVANT has exclusively licensed, of patents and applications covering inventions relating to soluble complement receptor type I ("sCR1"). These rights are based in part on the work of Dr. Douglas Fearon and include U.S. and foreign patents which claim nucleic acid sequences encoding CR1, sCR1 and active fragments; purification methods; and therapeutic uses of sCR1. We also own a number of other issued patents and patent applications relating to modified sCR1 molecules ("sCR1-sLex") and their uses.

        We have an exclusive license to four United States patents, and corresponding foreign patents and applications, directed to vectors that are used in our VibrioVec® vaccine delivery system. We have exclusive licenses to sixteen U.S. patents, and corresponding foreign patents and applications, directed to vectors that are used in our SalmoVec® vaccine delivery system. We also have an exclusive license to nineteen issued U.S. and foreign patents directed to a rotavirus strain that has been developed by a licensee into a commercial rotavirus vaccine. We have forty-two issued patents and additional pending patent applications in the U.S. and selected foreign countries relating to control of cholesteryl ester transfer protein (CETP) activity through vaccination. We also have one issued patent and a pending application on the use of a recombinantly produced single protein of B. anthracis for vaccination against anthrax, as well as pending applications in the U.S. and selected countries on new live, attenuated bacterial strains for delivering isolated anthrax and/or plague antigens, to provide effective oral vaccines for anthrax and plague.

        In December 2000, we acquired Megan and by this acquisition obtained exclusive rights to vaccine technology patents and applications based on the work of Dr. Roy Curtiss III. These patent rights complemented and expanded the existing patent rights of AVANT in this technological area. In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines.

        Our 2003 acquisition of intellectual property from Pharmacia relating to immunological control of cholesterol, coupled with our September 2001 acquisition of a portfolio of granted and pending patents from The Immune Response Corporation, consolidated AVANT's ownership of the intellectual property that covers the technology of anti-atherosclerosis vaccines targeting CETP activity. AVANT now owns 42 granted patents around the world relating to CETP vaccine technology.

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

        We use a mutated Vibrio cholerae in our CholeraGarde® vaccine candidate and our VibrioVec® vaccine delivery system. We are aware of an issued U.S. patent which claims a culture of mutated Vibrio cholerae. We believe that only one claim (the "Claim") of the patent may be pertinent to our CholeraGarde® and VibrioVec® products. The remaining claims of the patent cover other cultures, which we believe are not pertinent to the CholeraGarde® or VibrioVec® products. We have received an opinion of counsel from Fish & Richardson, P.C. that, based on the analysis set forth in their opinion and the facts known to them, the Claim is invalid. While a party challenging the validity of a patent has the burden of proving invalidity, the outcome of any litigation cannot be predicted with certainty. Accordingly, there can be no assurance that, if litigated, a court would conclude that the Claim is invalid.

        In addition to the patent referred to in the previous paragraph, there may be other patent applications and issued patents belonging to competitors that may require us to alter our vaccine candidates and vaccine and immunotherapeutic delivery systems, pay licensing fees or cease some of our activities. If our product candidates conflict with patents that have been or may be granted to competitors, universities or others, the patent owners could bring legal action against us claiming damages and seeking to enjoin manufacturing and marketing of the patented products. If any of these actions is successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such third party patent would be made available on acceptable terms or at all. We believe that there may be significant litigation in the biotechnology and vaccine industries regarding patent and other intellectual property rights. If we become involved in that litigation, we could consume substantial resources.

        Licenses:    We have entered into several significant license agreements relating to technology that is being developed by AVANT and/or its collaborators, including licenses from the following: Harvard College relating to proprietary technology involving genetically altered Vibrio cholerea and Salmonella strains; Cincinnati Children's Hospital involving proprietary rights and technologies relating to an attenuated rotavirus strain for a rotavirus vaccine. In general, these institutions have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial research purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license. Generally, we control and are responsible for the cost of defending the patent rights of the technologies that we license.

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

M.   Employees; Scientific Consultants

        As of March 1, 2008, we employed 50 full time persons and 3 part time or temporary persons, 8 of whom have doctoral degrees. Of these employees, 39 were engaged in or directly support research and development activities.

Item 1A. Risk Factors

        You should consider carefully these risk factors together with all of the information included or incorporated by reference in this Annual Report. This section includes some forward-looking statements.

        The following is a discussion of the risk factors that we believe are material to AVANT at this time. These risks and uncertainties are not the only ones facing AVANT and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, results of operations, financial condition and cash flows. Furthermore, in connection with the closing of the Merger with Celldex there are certain risks to the combined company. Please see the risks described below under "—Risks Related to the Merger," which are the most significant risks to the post-merger company as a result of the consummation of the Merger.

Risks Related to Our Business

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

        In all cases we must show that a pharmaceutical product is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our lead products with companies, including Glaxo, Pfizer, and Inflazyme, which intend to commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. The key risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of pre-clinical and clinical testing.

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. These competitors include Baxter, Glaxo, Merck, Novartis, Pfizer, Roche, Sanofi Pasteur, Acambis, Cambridge Biostability, Crucell, Emergent, Intercell, Iomai, Novavax, VaxGen and Vical. Most of our competitors have substantially greater resources, more extensive experience in conducting pre-clinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of AVANT. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

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

        The loss of Dr. Una S. Ryan, our President and Chief Executive Officer, or other key members of our staff, including Avery W. Catlin, our Chief Financial Officer, Dr. Henry C. Marsh, Jr., our Vice President of Research, or Dr. Taha Keilani, our Vice President of Medical and Regulatory Affairs, could harm us. We have employment agreements with Dr. Ryan, Mr. Catlin and Dr. Marsh. We do not have any key-person insurance coverage. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

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

        We depend on third party suppliers and manufacturers, including WRAIR, Lonza Biologics plc, Bioconcept, Inc., NeoMPS, Inc., and LAHI, to provide us with suitable quantities of materials necessary for clinical tests. If these materials are not available in suitable quantities of appropriate quality, in a timely manner, and at a feasible cost, our clinical tests will face delays.

We rely on third parties to plan, conduct and monitor our clinical tests, and their failure to perform as required would interfere with our product development.

        We rely on third parties, including, among others, Accelovance, the International Center for Diarrhoeal Disease Research, Bangladesh, the International Vaccines Institute, Cincinnati Children's Hospital Medical Center, The Cleveland Clinic, Radiant Research, Inc., Biobridges, LLC, Glaser Research Group, the NIH and Glaxo to conduct the significant majority of our clinical research development activities. These activities can be characterized as clinical patient recruitment and observation, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. We conduct approximately 100% of our project management and 100% of our medical and safety monitoring in-house and rely on third parties for the remainder of our clinical development activities. If any of these third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

We depend greatly on third party collaborators to license, develop and commercialize some of our products, and they may not meet our expectations.

        We have agreements with other companies, including Glaxo, Pfizer, DVC, Inflazyme (formerly AdProTech) and LAHI for the licensing, development and ultimate commercialization of some of our products. Some of those agreements give substantial responsibility over the products to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our products as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

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

        Both the demand for and ultimately the profitability of Megan®Vac 1 and Megan®Egg are components to our success. Because our focus is on human health care, as of September 1, 2002 we appointed LAHI as the exclusive distributor of our Megan poultry vaccines in North America. LAHI, an established animal health company, markets and distributes Megan's currently marketed products for the commercial poultry market. Under the distribution agreement, we receive a percentage of Megan®Vac 1 and Megan®Egg product sales in the form of royalty payments. The following are potential factors, without limitation, that may negatively affect the demand for Megan®Vac 1 and Megan®Egg:

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

        Both the demand and ultimately the profitability of Rotarix® are components to our success. We have licensed our oral rotavirus vaccine, Rotarix®, to Glaxo for the purposes of Glaxo developing and commercializing Rotarix® worldwide. Glaxo gained approval for Rotarix® in Mexico in July 2004 and in the European Union in February 2006. In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties we will receive on worldwide sales of Rotarix® (see Note 9 of our audited consolidated financial statements) and we will retain 50% of future Glaxo milestone payments, with the balance payable to PRF and CCH. In addition, AVANT retains substantial upside participation in the worldwide net royalty stream from Rotarix® if worldwide net royalties once PRF receives an agreed upon return on capital invested (2.45 times PRF's aggregate cash payments to AVANT). The following are potential factors, without limitation, that may negatively affect the demand for Rotarix®:

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

  •
  Our, Megan's, Glaxo's or any other of our partners' pricing decisions, as applicable, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

  •
  Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products;

  •
  Negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party could cause the sales of our products to decrease or a product to be recalled;

  •
  The degree of patent protection afforded our products by patents granted to or licensed by us and by the outcome of litigation involving our or any of our licensor's patents;

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

        During 2008, we expect to have one Phase 2 clinical trial in progress under our management. As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current products. The management of late stage clinical trials is more complex and time consuming than early stage trials. Typically early stage trials involve several hundred patients in no more than 10-20 clinical sites. Late stage (Phase 3) trials involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently it is possible that conclusions of efficacy or safety may not be acceptable to permit filing of a Biologics License Application or New Drug Application for any one of the above reasons or a combination of several.

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

        Because we rely on third parties to develop our products, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements will typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are typically controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs which may require us to share trade secrets under the terms of research and development partnership or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor's discovery of our trade secrets would impair our competitive position.

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

        We believe that AVANT's vaccine technology portfolio may offer opportunities to develop vaccines that treat a variety of bacterial and viral infections by stimulating a patient's immune system against those disease organisms. However, some applications of our vaccine technology will require that we adapt AVANT's vectoring systems to develop new, safe and effective oral vaccines against other bacterial and viral health threats. It is possible that the attenuated live bacteria we use in our bacterial vaccine candidates cannot serve as vectors for the development of further bacterial or viral vaccines. If our vaccine technology portfolio cannot be used to create vaccines against a variety of disease organisms, we may lose all or portions of our investment in development efforts for new bacterial or viral vaccine candidates.

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

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad, including Baxter, Glaxo, Merck, Novartis, Pfizer, Roche, Sanofi Pasteur, Acambis, Cambridge Biostability, Crucell, Emergent, Intercell, Iomai, Novavax, VaxGen and Vical. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

Risks Related to Our Capital Stock

Our history of losses and uncertainty of future profitability make our common stock a highly speculative investment, and the combined company may not be profitable in the future.

        We have had no commercial revenues to date from sales of our human therapeutic or vaccine products and cannot predict when we will. We have accumulated net operating losses since inception of approximately $277.9 million, as of December 31, 2007. We expect to spend substantial funds to continue research and product testing of the following products they have in the pre-clinical and clinical testing stages of development:

Product	Use	Stage
CholeraGarde® vaccine	Cholera	Clinical phase 2b
Ty800 vaccine	Typhoid fever	Clinical phase 2
ETEC vaccine	Enterotoxigenic E. coli infection	Pre-clinical
Shigella vaccine	Dysentery	Pre-clinical
Campylobacter vaccine	Campylobacter infection	Pre-clinical
CETi vaccine	Cholesterol management	Clinical phase 2
TP10	Transplantation	Clinical phase 2
	Age-Related Macular Degeneration	Pre-clinical

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

        We cannot be certain that the combined company after the merger will achieve or sustain profitability in the future. Failure to achieve profitability could diminish the combined company's ability to sustain operations, meet financial covenants, pay dividends on its common stock, obtain additional required funds and make required payments on its present or future indebtedness.

If we cannot sell capital stock to raise necessary funds, we may forced to limit our research, development and testing programs.

        We will need to raise more capital from investors to advance our lead products through clinical testing and to fund our operations until we receive final FDA approval and our products begin to generate revenues for us. However, based on our history of losses, we may have difficulty attracting sufficient investment interest. As of December 31, 2007, we had cash and cash equivalents of $15.7 million, which, at that time, we believed would support expected operations for more than 12 months.

        We continue to seek partnerships with pharmaceutical and biotech companies and with other organizations to support the clinical development of our programs, in addition to funded research grants. This kind of funding is at the discretion of other organizations and companies which have limited funds and many companies compete with us for those funds. As a result, we may not receive any research grants or funds from collaborators. If we are unable to raise the necessary funds, we may have to delay or discontinue the clinical development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms or evaluate a sale of all or part of our business.

Our share price has been and could remain volatile.

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2006 through December 2007, the market price of our common stock has fluctuated from a high of $2.60 per share in the first quarter of 2006, to a low of $0.40 per share in the fourth quarter of 2007. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by selling stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

If selling stockholders choose to sell shares in large volumes, the trading price of our common stock could suffer.

        In December 2000, we issued 1,841,236 shares of common stock at $9.54 per share in connection with its acquisition of Megan Health Inc. and 285,877 shares of common stock at $10.50 per share in a separate private placement with Pfizer Inc. In February 2004, we completed a direct equity placement of 8,965,000 shares of common stock to institutional investors at a price of $2.75 per share which generated gross proceeds totaling approximately $25 million. In July 2003, we issued 4,444,444 shares of common stock and warrants to purchase 444,444 shares of our common stock for an aggregate purchase price of $10 million in a private placement with The Riverview Group, LLC. Those shares plus, among others, 3,057,900 shares that we sold in an October 2001 direct equity placement at $4.58 per share, 4,650,953 shares that we sold in a July 2000 private placement at $7.85 per share, 5,459,375 shares that we sold in a September 1999 private placement at $1.92 per share, 1,000,000 shares of common stock that Dr. Una S. Ryan will be issued on the closing of the merger in full satisfaction of her restricted stock units as provided in her restricted stock unit awards and 2,933,564 shares that employees and non-employee directors may purchase under stock options at prices ranging from $0.55-$8.53 per share, can be resold in the public securities markets without restriction. These shares in total account for approximately 44.6% of our total common stock outstanding as of January 17, 2008. If large numbers of shares are sold over a short period of time, the price of our stock may decline rapidly or fluctuate widely.

Risks Related to the Merger

If we are not successful in integrating our companies, we may not be able to operate efficiently after the Merger, which may harm the value of our common stock.

        Achieving the benefits of the Merger will depend in part on the successful integration of our operations and personnel in a timely and efficient manner. The integration process requires coordination of different development, regulatory, manufacturing and commercial teams, and involves the integration of systems, applications, policies, procedures, business processes and operations. This may be difficult and unpredictable because of possible cultural conflicts and different opinions on scientific and regulatory matters. If we cannot successfully integrate our operations and personnel, we may not realize the expected benefits of the Merger.

Integrating our companies may divert management's attention away from our operations.

        Successful integration of our operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management's attention and any difficulties encountered in the transition and integration process could result in delays in the companies' clinical trial programs and could otherwise harm our business, financial condition and operating results.

We expect to incur significant costs integrating AVANT and Celldex into a single business.

        We expect to incur significant costs integrating our operations, products and personnel. These costs may include costs for:

  •
  employee redeployment, relocation or severance;

  •
  conversion of information systems;

  •
  combining development, regulatory, manufacturing and commercial teams and processes;

  •
  reorganization of facilities; and

  •
  relocation or disposition of excess equipment.

If we fail to retain key employees, the benefits of the Merger could be diminished.

        The successful combination of AVANT and Celldex will depend in part on the retention of key personnel. There can be no assurance that we will be able to retain our key management and scientific personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of the Merger.

If one or more of the products in the combined company cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, then the benefits of the Merger may not be realized.

        The combined company will have four products in clinical development and three products scheduled to enter clinical testing in 2008. All of these products must be rigorously tested in clinical trials, and shown to be safe and effective before the U.S. Food and Drug Administration, or its foreign counterparts, will consider them for approval. Failure to demonstrate that one or more of the products is safe and effective, or significant delays in demonstrating safety and efficacy, could diminish the benefits of the Merger. All of these products must be approved by a government authority such as the U.S. Food and Drug Administration before they can be commercialized. Failure of one or more of the products to obtain such approval, or significant delays in obtaining such approval, could diminish the benefits of the Merger. Once approved for sale, the products must be successfully commercialized.

Failure to commercialize successfully one or more of the products could diminish the benefits of the Merger.

The costs associated with the Merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.

        We estimate that we will incur direct transaction costs of approximately $2.2 million associated with the Merger (the direct transaction costs of Celldex will be approximately $0.8 million for total direct transaction costs of approximately $3.0 million), and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the Merger exceed our estimates or the benefits of the Merger do not exceed the total costs of the Merger, the financial results of the combined company could be adversely affected.

Our stockholders have a reduced ownership and voting interest after the Merger and exercise less influence over management of the combined company.

        Upon consummation of the Merger, our stockholders own approximately 42% of the combined company on a fully diluted basis based on currently outstanding shares, options and warrants, which is a significantly smaller percentage of the combined company than they previously owned. Consequently, our stockholders, as a general matter, may have less influence over the management and policies of the combined company than they previously exercised over the management and policies of AVANT.

The combined company's ability to use the net operating loss carryforwards of Celldex and AVANT will be subject to limitation and, under certain circumstances, may be eliminated.

        Generally, a change of more than 50% in the ownership of a corporation's stock, by value, over a three-year period constitutes an ownership change under Section 382 of the Internal Revenue Code. In general, Section 382 imposes an annual limitation on a corporation's ability to use its net operating losses from taxable years or periods ending on or before the date of an ownership change to offset U.S. federal taxable income in any post-change year. We experienced and Celldex may experience an ownership change as a result of the Merger, in which case the combined company may be subject to the limitation under Section 382 with respect to pre-change net operating losses of Celldex and AVANT. Section 382 imposes significant limitations of the use of net operating loss carryforwards.

        Moreover, if a corporation experiences an ownership change and does not satisfy the requirement to continue the business enterprise of the corporation under Section 382(c)(1) (which generally requires that the corporation continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), it cannot, subject to certain exceptions, use any net operating loss from a pre-change period to offset taxable income in post-change years. As a result of the rules described above, the extent (if any) to which the combined company will be able to utilize the net operating losses from any pre-change period to offset taxable income (and thus reduce tax liability) for post-change periods is uncertain.

We expect to continue to incur operating losses and the combined company may need to raise additional funds to cover the cost of operation. If the combined company is not able to raise necessary additional funds it may have to reduce or stop operations.

        We have had no commercial revenues to date from sales of our human therapeutic or vaccine products and cannot predict when we will. We have accumulated deficit since inception of approximately $277.9 million, as of December 31, 2007. We cannot be certain that the combined company after the Merger will achieve or sustain profitability in the future. Failure to achieve profitability could diminish the combined company's ability to generate sufficient working capital to cover the cost of operation. No party has guaranteed to advance additional funds to AVANT or the combined company to provide for any operating deficits. Until the combined company begins generating revenue, it may seek funding through the sale of equity, or securities convertible into equity, and further dilution to the then existing stockholders may result. If the combined company raises additional capital through the incurrence of debt, its business may be affected by the amount of leverage it incurs, and its borrowings may subject it to restrictive covenants. Additional funding may not be available to the combined company on acceptable terms, or at all. If the combined company is unable to obtain adequate financing on a timely basis, it may be required to delay, reduce or stop operations, any of which would have a material adverse effect on its business.

Celldex's business could be materially harmed if Celldex is unable to obtain and enforce patent protection for its products.

        While Celldex believes that its patent rights are enforceable, Celldex cannot assure stockholders that any patents that have been issued, that may be issue or that may be licensed to Celldex will be enforceable or valid or will not expire prior to the commercialization of Celldex's product candidates, thus allowing others to more effectively compete with Celldex. Therefore, any patents that Celldex owns or licenses may not adequately protect Celldex's product candidates or its future products. If Celldex is not able to protect its patent positions, Celldex's business could be materially harmed.

        For additional information about risk factors related to Celldex's business, we refer you to the Registration Statement on Form S-4 (File No. 333-148291) with the SEC, which registration statement includes a joint proxy statement/prospectus, dated December 21, 2007, as amended, and related materials regarding risk factors in connection with Celldex. The registration statement and the joint proxy statement/prospectus also contain important information about AVANT, Celldex, the Merger and related matters. Investors and stockholders are urged to read the registration statement and the joint proxy statement/prospectus carefully. Investors and stockholders can obtain free copies of the registration statement and the joint proxy statement/prospectus and other documents filed with the SEC by AVANT through the website maintained by the SEC at www.sec.gov.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        In November 2005, we entered into a lease amendment which extended our lease in Needham, Massachusetts through April, 2017. The lease amendment calls for the complete renovation of the Needham facility by the landlord and AVANT and reduces AVANT's leased space to approximately 35,200 square feet of laboratory and office space at a current base rent of $879,725. The projected costs for the tenant improvements portion of the renovations project are approximately $9.4 million. As an incentive for AVANT to enter into the lease amendment, the landlord has agreed to contribute up to $3.6 million towards tenant improvement costs. Under this lease amendment, we are obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the extension term. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2007 and 2006 for this facility were $1,911,088 and $2,274,738, respectively.

        AVANT ceased operations at its Overland, Missouri facility near St. Louis and vacated the premises upon expiration of the lease term at September 30, 2007. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2007 and 2006 for this facility were $127,126 and $161,460, respectively.

        We also lease a manufacturing facility of approximately 16,200 square feet in Fall River, Massachusetts. The lease has an initial seven-year term which expires in December 2010. Under the lease agreement, we are obligated to pay an annual rent of approximately $230,100 plus certain common area maintenance costs, subject to annual rent adjustments in the final two years. The landlord provided a tenant incentive allowance of $49,740 against the cost of alterations and improvements required by AVANT to be made to the expanded space. Aggregate rental payments including common area maintenance costs for the year ended December 31, 2007 and 2006 for this facility were $366,654 and $293,670, respectively.

Item 3.    LEGAL PROCEEDINGS

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the Nasdaq National Market (the "Nasdaq") under the symbol "AVAN" on August 24, 1998. Prior to that date, we were traded on the Nasdaq under the symbol "TCEL". Our common stock will continue to trade under the symbol "AVAND" for 20 trading days starting March 10, 2008 to designate that it is trading on a post-reverse stock split basis, and will resume trading under the symbol "AVAN" on the NASDAQ Global market after the 20-day period expires on April 7, 2008. The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported by NASDAQ. The numbers below do not reflect the 1-for-12 reverse stock split effected on March 7, 2008.

Fiscal Period	High	Low
Year Ended December 31, 2006
1Q (Jan. 1—March 31, 2006)	$2.54	$1.66
2Q (April 1—June 30, 2006)	2.30	1.46
3Q (July 1—Sept. 30, 2006)	1.65	1.27
4Q (Oct. 1—Dec. 31, 2006)	1.62	1.29
Year Ended December 31, 2007
1Q (Jan. 1—March 31, 2007)	$1.55	$1.30
2Q (April 1—June 30, 2007)	1.48	0.74
3Q (July 1—Sept. 30, 2007)	0.93	0.43
4Q (Oct. 1—Dec. 31, 2007)	0.70	0.41

        As of March 3, 2008, there were approximately 654 shareholders of our common stock. The price of the common stock was $0.72 as of the close of the market on March 3, 2008. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon our operating and future earnings, our capital requirements and general business conditions.

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2002 through December 31, 2007, with the cumulative return on (i) NASDAQ Market Index—U.S. Companies and (ii) NASDAQ Pharmaceutical Index. The comparison assumes investment of $100 on December 31, 2002 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

AVANT IMMUNOTHEAPEUTICS, INC., NASDAQ MARKETINDEX-U.S. AND
PEER GROUP INDICES

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
AVANT Immunotherapeutics, Inc.	$100	$241	$177	$166	$118	$44
Nasdaq Stock Market (U.S.) Index	$100	$150	$163	$166	$183	$198
Nasdaq Pharmaceutical Stock Index	$100	$147	$156	$172	$168	$177

        See Item 11 for information regarding our equity compensation plan.

Item 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 have been derived from the audited consolidated financial statements of AVANT. All amounts are in thousands except per share data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	2007	2006(3)	2005	2004	2003
REVENUE:
Product Development and Licensing	$125	$2,855	$242	$4,566	$1,608
Government Contracts and Grants	491	1,409	2,720	2,115	2,857
Product Sales and Royalty	4,487	667	126	178	168

Total Revenue	5,103	4,931	3,088	6,859	4,633

OPERATING EXPENSE:
Research and Development	18,496	18,066	14,063	13,574	10,021
Other Operating Expense	9,462	9,232	7,890	6,867	6,346

Total Operating Expense	27,958	27,298	21,953	20,441	16,367

Investment and Other Income, Net	1,096	2,113	768	378	240

Loss Before Provision for Income Taxes	(21,759)	(20,254)	(18,097)	(13,204)	(11,494)
Provision for Income Taxes	(120)	120	—	—	—

Net Loss Before Cumulative Effect of Change in Accounting Principle	(21,639)	(20,374)	(18,097)	(13,204)	(11,494)
Cumulative Effect of Change in Accounting Principle(1)	—	—	—	—	(1,175)

Net Loss	$(21,639)	$(20,374)	$(18,097)	$(13,204)	$(12,669)

Basic and Diluted Net Loss Per Common Share(2):
Net Loss Per Common Share Before Cumulative Effect of Change in Accounting Principle(2)	(3.45)	(3.29)	(2.93)	(2.17)	(2.19)
Cumulative Effect of Change in Accounting Principle Per Common Share(1),(2)	—	—	—	—	(0.24)

Net Loss Per Common Share (2)	$(3.45)	$(3.29)	$(2.93)	$(2.17)	$(2.43)

Weighted Average Common Shares Outstanding(2)	6,265	6,185	6,179	6,080	5,209

CONSOLIDATED BALANCE SHEET DATA

	2007	2006	2005	2004	2003
Working Capital	$6,580	$32,319	$20,912	$29,089	$18,924
Total Assets	37,648	61,480	36,452	45,804	31,305
Long Term Liabilities	46,859	49,234	11,870	2,103	184
Accumulated Deficit	(277,885)	(256,246)	(235,872)	(217,776)	(204,572)
Total Stockholders' Equity	(19,044)	2,161	20,889	38,408	27,920

(1)
In 2003, AVANT changed its method of accounting for legal costs associated with the application for patents effective January 1, 2003.

(2)
Adjusted to reflect a reverse stock split of 1-for-12 effective March 7, 2008.

(3)
As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:    Statements contained in the following, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to: (1) the integration of multiple technologies and programs; (2) the ability to adapt AVANT's vectoring systems to develop new, safe and effective orally administered vaccines against diseases and disease causing agents; (3) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies, and commercialization of TP10, CETi-1, CholeraGarde® (Peru-15), Ty800, ETEC E. coli, and other products and AVANT's expectations regarding market growth; (4) the cost, timing, scope and results of ongoing safety and efficacy trials of CholeraGarde® (Peru-15), Ty800, ETEC E. coli and other preclinical and clinical testing; (5) the ability to negotiate strategic partnerships or other dispositions for AVANT's cardiovascular programs, including TP10 and CETi; (6) the ability of AVANT to manage multiple late stage clinical trials for a variety of product candidates; (7) the volume and profitability of product sales of Megan®Vac 1, Megan®Egg and other future products; (8) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, Glaxo; (9) Glaxo's strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets and its payment of royalties to AVANT; (10) changes in existing and potential relationships with corporate collaborators and partners; (11) the availability, cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers; (12) the timing, cost and uncertainty of obtaining regulatory approvals to use CholeraGarde® (Peru-15) and Ty800, ETEC E. coli, among other purposes, to protect travelers and people in endemic regions from diarrhea causing diseases, respectively; (13) the ability to obtain substantial additional funding; (14) the ability to develop and commercialize products before competitors that are superior to the alternative products developed by competitors; (15) the ability to retain certain members of management; (16) AVANT's expectations regarding research and development expenses and general and administrative expenses; (17) AVANT's expectations regarding CETP's ability to improve cholesterol levels and AVANT's ability to develop and commercialize CETP; (18) AVANT's expectations regarding cash balances, capital requirements, anticipated royalty payments (including those from Paul Royalty Fund) revenues and expenses, including infrastructure expenses; (19) our belief regarding the validity of our patents and potential litigation; and (20) other factors detailed from time to time in filings with the Securities and Exchange Commission.

        In addition, on October 19, 2007, AVANT entered into an Agreement and Plan of Merger (the "Merger Agreement") with Celldex Therapeutics, Inc. ("Celldex"), a Delaware corporation, and Callisto Merger Corporation, a Delaware corporation and wholly owned subsidiary of AVANT (the "Merger"), which Merger closed on March 7, 2008. See Notes 1 and 7 of the notes to the unaudited consolidated financial statements for more information. Forward-looking statements regarding the Merger Agreement are subject to risks and uncertainties that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors that might cause such a difference include, but are not limited to, costs related to the Merger; the risk that AVANT's and Celldex's businesses will not be integrated successfully; the combined company's inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of Merger-related delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the combined company may be unable to successfully secure regulatory approval of and market its drug candidates; the risks associated with reliance on outside financing to meet capital requirements; risks associated with Celldex's new and uncertain technology; risks of the development of competing technologies; risks related to the combined company's ability to protect its proprietary technologies; risks related to patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the U.S. and internationally.

        In addition, the factors described under "Item 1A. Risk Factors" in this report may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

        AVANT's focus is unlocking the power of the immune system to prevent and treat disease. We have assembled a broad portfolio of technologies and intellectual property that give us a strong competitive position in vaccines and immunotherapeutics. AVANT has three products on the market, including an oral human rotavirus vaccine, which has gained marketing approval in over 100 countries worldwide and is being commercialized by Glaxo, and four of AVANT's products are in clinical development. AVANT's pipeline includes products for travelers' vaccines and global health needs based on AVANT's oral, rapid-protecting, single-dose and temperature stable vaccine technology. The marriage of innovative bacterial vector delivery technologies with unique manufacturing processes offers the potential for a new generation of vaccines. The Company's goal is to become a leading developer of innovative vaccines and immunotherapeutics that address health care needs on a global basis.

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

        On October 22, 2007, AVANT and Celldex Therapeutics, Inc. ("Celldex"), a privately-held company, announced the signing of a definitive merger agreement (the"Merger"). On March 7, 2008, AVANT announced the completed Merger of Callisto Merger Corporation, a wholly owned subsidiary of AVANT, with and into Celldex. The Merger has created a NASDAQ-listed and diversified biopharmaceutical company with a pipeline of product candidates addressing indications in oncology, infectious and inflammatory diseases.

        The total value of the Merger transaction is approximately $75 million.

        At the special meeting of AVANT shareholders held on March 6, 2008 in connection with the Merger, stockholders approved four proposals: (i) the issuance of shares of AVANT common stock pursuant to the Merger Agreement in the amount necessary to result in the Celldex stockholders owning 58% of AVANT common stock on a fully diluted basis, (ii) an amendment to AVANT's Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to AVANT's Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of AVANT common stock, the final ratio to be determined within the discretion of the AVANT board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

        AVANT's board of directors approved a 1-for-12 reverse stock split of AVANT's common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock was combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to Celldex stockholders in the merger) to approximately 15 million shares.

        Also, pursuant to the terms of the Merger Agreement, Celldex shareholders received 4.96 shares of common stock in exchange for each share of Celldex common stock and Class A common stock they own. AVANT stockholders retained 42% of, and the former Celldex stockholders now own 58% of, the outstanding shares of AVANT's common stock on a fully-diluted basis. AVANT also assumed all of Celldex's stock options outstanding at the time of the Merger.

        Our common stock continues to trade under the symbol "AVAND" for 20 trading days starting March 10, 2008 to designate that it is trading on a post-reverse split basis, and will resume trading under the symbol "AVAN" after the 20-day period expires on April 7, 2008.

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

        Megan Health, Inc. ("Megan"):    On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan, a company engaged in the discovery and development of human and animal vaccines using patented gene modification technologies. In connection with the acquisition, AVANT recorded a charge of $9,012,300 for acquired in-process research and development ("IPR&D"), which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. As of December 31, 2007, none of the acquired research and development projects had reached technological feasibility.

        Virus Research Institute, Inc. ("VRI"):    On August 21, 1998, AVANT acquired VRI, a company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and novel vaccines for adults and children. In connection with the acquisition, we recorded a charge of $44,630,000 for acquired IPR&D, which represented purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. As of December 31, 2007, none of the acquired research and development projects had reached technological feasibility, except for the rotavirus vaccine, Rotarix®.

Research and Development Activities

        AVANT is currently focused on the development of a number of vaccine and immunotherapeutic product candidates which are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs.

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

        As a result of the uncertainties discussed above, among others, AVANT is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. AVANT's inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force AVANT to seek additional, external sources of financing from time to time in order to continue with its business strategy. AVANT's inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business. The amount incurred for each material research program since the beginning of 2003, is set forth below under "Program Developments." During the past five years through the end of 2007, AVANT incurred an aggregate of $74 million in research and development costs. During the year ended December 31, 2007, AVANT incurred an aggregate of $18 million in research and development costs. The following table indicates the amount incurred for each of AVANT's material research programs and for other identified research and development activities during the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The amounts disclosed in the following table and in "Program Developments" below reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	2007	2006	2005	2004	2003
Bacterial Vaccines:
CholeraGarde®	$2,156,700	$5,427,800	$1,257,200	$123,100	$695,800
Ty800	6,435,000	1,402,300	404,500	688,300	186,300
ETEC	3,736,100	1,034,600	349,700	276,700	60,900
Other	883,900	839,000	179,200	55,800	76,600
BioDefense Vaccines:	204,500	1,558,600	2,470,700	3,082,800	3,524,500
Food Safety & Animal Health Vaccines:	—	6,700	9,900	12,600	49,400
Viral Vaccines:
Rotarix® vaccine	2,061,200	648,600	—	500,000	200,000
Avian Flu	838,400	711,600	4,200	—	—
Cholesterol Management Vaccine:
CETi	283,500	922,700	650,800	816,900	3,404,000
Complement Inhibitors:
TP10/TP20	1,601,800	4,466,400	8,327,200	7,706,300	1,648,700
Other Programs:	294,700	1,048,200	409,900	611,300	175,100

Total R&D Expense	$18,495,800	$18,066,500	$14,063,300	$13,873,800	$10,021,300

Program Developments

        Rotavirus Vaccine:    Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to GlaxoSmithKline ("Glaxo"). All of the ongoing development and commercialization for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico during 2004, which represented the first in a series of worldwide approvals and commercial launches for the product. During 2005, Glaxo launched Rotarix® in additional Latin American countries as well as Asia Pacific countries, and filed for market approval with the European regulatory authorities, which triggered a $2 million milestone fee payable to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. Rotarix® is now licensed in over 70 countries worldwide in addition to the European Union market. Glaxo filed a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) for United States market approval in 2007. On February 20, 2008, Rotarix® received a favorable recommendation from the FDA's Vaccines and Related Biological Products Advisory Committee (VRBPAC). The committee's favorable recommendation, although not binding, will be considered by the FDA in its review of the BLA for the candidate vaccine, which is currently underway. Glaxo has agreed to make an additional payment of $1.5 million upon achievement of market approval in the United States, $750,000 of which AVANT will retain.

        AVANT licensed the Rotarix® technology in 1995 from Cincinnati Children's Hospital Medical Center ("CCH") and owes CCH a license fee of 30% on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund ("PRF") purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Under the PRF agreement, AVANT retained 50% of the $4 million milestone payment from Glaxo for the European Commission approval discussed above and of any future Glaxo milestone payments, with the balance payable to PRF and CCH. The PRF agreement also provides for a $10 million milestone payment to AVANT if Rotarix® is launched in the United States in 2008. AVANT expects to achieve this milestone in the second half of 2008.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries. AVANT is determined to take all available steps to enforce its rights under its license agreement with Glaxo.

        If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which AVANT projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo's position, AVANT will still retain the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments it makes to AVANT, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

        Bacterial Vaccines:    AVANT's goal is to become a leading developer of innovative bacterial vaccines that address health care needs on a global basis. In this regard, AVANT acquired VitriLife®, a technology with the potential to reduce manufacturing costs and improve product stability, eliminating the need for vaccine refrigeration during shipping and storage. With this technology and AVANT's Cholera- and Salmonella-vectored delivery technologies, named VibrioVec® and SalmoVec®, AVANT can now develop a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and increased thermostability.

        Development of a safe and effective cholera vaccine is the first step in establishing AVANT's single-dose, oral bacterial vaccine franchise. In December 2002, the International Vaccine Institute ("IVI") initiated a Phase 2 study of CholeraGarde® in Bangladesh where cholera is endemic. In July 2005, Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses. Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

        In August 2006, IVI received $21 million in funding from the Bill & Melinda Gates Foundation for a Cholera Vaccine Initiative ("CHOVI"), which will include conducting further clinical trials of CholeraGarde®. IVI plans to conduct Phase 2 clinical trials of CholeraGarde® in Bangladesh and India beginning in 2008 followed by Phase 3 field studies. IVI will be purchasing clinical materials produced at AVANT's Fall River, Massachusetts manufacturing facility for the trials.

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

        During the period January 1, 2003 through December 31, 2007, AVANT incurred approximately $9.7 million in research, development and clinical costs on its CholeraGarde® program.

        AVANT is also developing an oral typhoid fever vaccine, Ty800, for the travelers' market and global health needs. The National Institute of Allergy and Infectious Disease ("NIAID") of the National Institutes of Health ("NIH") and AVANT agreed for the NIAID to conduct a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 vaccine. NIAID has funded the production of Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. AVANT initiated its own sponsored Phase 2 trial of Ty800 in July 2007. Enrollment was completed in late September 2007 and results are expected in the first half of 2008. During the period January 1, 2003 through December 31, 2007, AVANT incurred approximately $9.1 million in research, development, contract manufacturing and clinical costs on its Ty800 program.

        Finally, AVANT is developing additional bacterial vaccines against enterotoxigenic E. coli ("ETEC"), Salmonella paratyphi and Shigella,—all important causes of serious diarrheal diseases worldwide. These programs are in pre-clinical development. In November 2007, AVANT entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID will sponsor a Phase 1 study of AVANT's investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. AVANT expects NIAID to initiate the Phase 1 trial of its ETEC vaccine candidate in the first half of 2008. AVANT's long-term goal is to develop a combination vaccine containing Cholera, Ty800, S. paratyphi and ETEC as a "super enteric vaccine" to address the travelers' market. During the period January 1, 2003 through December 31, 2007, AVANT incurred approximately $7.4 million in research, development, contract manufacturing and clinical costs on these pre-clinical programs.

        BioDefense Vaccines:    The attenuated live bacteria used to create AVANT's single-dose oral vaccines can also serve as vectors for the development of vaccines against other bacterial and viral diseases. In January 2003, AVANT was awarded a subcontract by Dynport Vaccine Company ("DVC") to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT's proprietary vaccine technologies. AVANT has received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates. As a result of AVANT's restructuring in 2007, the Company is no longer investing its resources in biodefense research and development activities and terminated its contracts with DVC as of September 30, 2007. AVANT does not expect future revenues from the biodefense vaccine programs. For the twelve months ended December 31, 2007 and 2006, AVANT recognized $250,491 and $1,157,381, respectively, in government contract revenue from DVC. Through December 31, 2007, AVANT had received approximately $9.7 million in payments under the subcontract agreements.

        During the period January 1, 2003 through December 31, 2007, AVANT incurred approximately $10.8 million in research and development costs on its biodefense vaccine program.

        Food Safety and Animal Health Vaccines:    AVANT has partnered with Pfizer Inc ("Pfizer"), who will apply AVANT's vaccine technologies to animal health and human food safety markets. The Pfizer research program achieved an important milestone in late 2002, which resulted in a payment of $500,000 to AVANT. As of June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. Under the agreement, Pfizer and AVANT conducted a joint research program funded by Pfizer. In 2007, Pfizer terminated the arrangement after AVANT provided two of four deliverables to Pfizer. AVANT recognized revenue as the research and development service deliverables were completed and delivered to Pfizer. During the period January 1, 2003 through December 31, 2007, AVANT incurred approximately $78,600 in research and development costs on its food safety and animal health vaccines program.

        Complement Inhibitors:    In February 2006, AVANT reported that the Phase 2b females-only study did not meet its primary endpoint, thus confirming the results for female subjects in the previous TP10 Phase 2 trial. AVANT is currently spending limited resources on this program and is seeking a corporate partner to complete the development and commercialization of TP10. During the period January 1, 2003 through December 31, 2007, AVANT incurred approximately $23.7 million in research, development, contract manufacturing and clinical costs associated with its complement inhibitor program.

        Cholesterol Management Vaccine:    AVANT has been developing an immunotherapeutic vaccine against endogenous cholesteryl ester transfer protein ("CETP"), which may be useful in reducing risks associated with atherosclerosis. CETP is a key intermediary in the balance of HDL (high-density lipoprotein) and LDL (low-density lipoprotein). The vaccine stimulates an immune response against CETP, which may improve the ratio of HDL to LDL cholesterol and reduce the progression of atherosclerosis, which often leads to heart attack. AVANT is seeking a corporate partner to complete development and to commercialize a newly formulated CETP vaccine. During the period January 1, 2003 through December 31, 2007, AVANT incurred approximately $6.1 million in research, development and clinical costs associated with the CETP program.

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

        Revenue Recognition:    AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payments, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and AVANT has no further performance obligations under the license agreement. When AVANT has performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as AVANT completes its obligations. Where AVANT's level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on management's part. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract.

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

        Revenues from government contracts and grants are recorded as effort is expended on the contracted work and billed to the government. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize AVANT's licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in our estimates or assumptions could impact our revenue recognition. Revenues from product sales would be recorded when the product is shipped providing no significant post-delivery obligations remain and collection of the related receivable is reasonably assured.

        In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Rotarix® is licensed to Glaxo. The terms of the agreement with PRF include an upfront unconditional payment and future payments, upon achievement of specified milestones. In addition, AVANT retains some participation in the worldwide net royalty stream from Rotarix®. The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18 "Sale of Future Revenues". The upfront unconditional payment and any future milestone payments received from PRF will be recorded as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in the light of then current events and circumstances.

        Effective July 1, 2003, we adopted EITF 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of any undelivered item can be reliably determined and the customer's right of return for the delivered item.

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

        As a result of the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill and perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. On July 1, 2007, 2006 and 2005, we conducted an annual impairment assessment as required under SFAS No. 142 by comparing our fair value to our net assets, including goodwill, as of July 1, 2007, 2006 and 2005. Because our fair value exceeded the carrying value of our net assets at July 1, 2007, 2006 and 2005, we determined that our goodwill was not impaired.

        Accounting for the Impairment of Long-Lived Assets:    We periodically evaluate our long-lived assets for potential impairment under SFAS No. 144. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  a significant change in the manner in which an asset is used;

  •
  a significant decrease in the market value of an asset;

  •
  a significant adverse change in its business or the industry in which it is sold; and

  •
  a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

If we believe an indicator of potential impairment exists, we test to determine whether impairment recognition criteria in SFAS No. 144 have been met. We charge impairments of the long-lived assets to operations if our evaluations indicate that the carrying value of these assets is not recoverable.

        Accounting for Patent Costs:    We expense all patent costs as incurred. Certain patent costs are reimbursed by our product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in our financial statements.

        Accrued Clinical Research and Contract Manufacturing Costs:    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period reported. Specifically, AVANT's management must make estimates of costs incurred to date, but not yet invoiced by external entities such as clinical research organizations ("CROs") and contract manufacturers. For CROs, management analyzes the progress of clinical trials, invoices received, and budgeted costs when evaluating the adequacy of the accrued liability. For contract manufacturers, management analyzes the progress of process development and scale-up efforts and the production of clinical materials, contract amendments signed for specific work, invoices received, and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Actual results may differ from the amount and timing of the accrued balance for any period.

        Restructuring Activities:    In accordance with SFAS No. 146, the Company recognizes a liability for a cost associated with an exit or disposal activity and measures the amount of liability at its fair value in the period in which the liability is incurred.

        Stock-Based Compensation Expense:    On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2007 compared with Fiscal Year ended December 31, 2006

        AVANT reported a net loss of $21,638,761, or $3.45 per share, for the year ended December 31, 2007, an increase of $1,264,829, or 6.2%, compared to a net loss of $20,373,932, or $3.29 per share, for the year ended December 31, 2006. The increase in net loss between periods was primarily due to increased operating expenses and decreased investment and other income, offset partially by increased revenues. The weighted average common shares outstanding used to calculate the net loss per common share was 6,265,504 in 2007 and 6,184,704 in 2006 after adjustment for a reverse stock split of 1-for 12.

Revenue

        Total revenue increased $171,833, or 3.5%, to $5,102,930 in 2007 from $4,931,097 in 2006.

        Product development and licensing revenue decreased $2,730,227 to $125,039 in 2007 from $2,855,266 in 2006. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a one-time $4 million milestone payment from Glaxo, 50% of which was creditable against future royalties. Product development and licensing revenue of $2.6 million was recorded in the first quarter of 2006 and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement.

        AVANT received a number of subcontracts from DVC to develop anthrax and plague vaccines for the U.S. Department of Defense. We were reimbursed by DVC on a time and materials basis for vaccine development research work performed by us. AVANT terminated its arrangements with DVC in the third quarter of 2007. Under these agreements and several SBIR grants, AVANT recognized $491,345 and $1,408,434 in government contract and grant revenue during 2007 and 2006, respectively. The decrease in revenue in 2007 compared to 2006 primarily reflects reduced levels of vaccine development work billable to DVC in 2007 as AVANT closed down its biodefense development activities. Government grant revenue under an SBIR grant is expected in 2008.

        In 2007, AVANT recognized $4,370,621 in product royalty revenue consisting of $2,334,382 related to PRF's purchased interest in Rotarix® net royalties and $2,036,239 related to AVANT's retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH by AVANT. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. In 2006, AVANT recognized $550,803 in product royalty revenue related to PRF's purchased interests in the net royalties from Rotarix® worldwide net sales. AVANT expects the amount of product royalty revenue to increase in 2008 as Glaxo continues the global commercialization of Rotarix® with an expected launch in the United States. Product royalty payments received by AVANT for Megan®Vac 1 and Megan®Egg product sales in 2007 and 2006 totaled $115,924 and $116,597, respectively. We expect royalty payments from LAHI to remain at current levels in 2008.

Operating Expense

        Total operating expense increased $659,535, or 2.4%, to $27,957,891 in 2007 compared to $27,298,356 in 2006. The increase in total operating expense in 2007 compared to 2006 is primarily due to increased research and development expenses as a result of increased royalty expense to CCH, increased clinical trial expense and increased general and administrative expenses.

        Research and development expense increased $429,396, or 2.4%, to $18,495,788 in 2007 compared to $18,066,392 in 2006. The increase in 2007 compared to 2006 is primarily due to increased royalty expense of $1,436,239 payable to CCH for Rotarix® royalties received by AVANT. AVANT also experienced increases in clinical trials costs of $889,033 associated with the Ty800 Phase 1/2 clinical trial, increases in depreciation and amortization expenses of $613,190 due to the capitalization of leasehold improvements and new equipment purchased in connection with the renovation of our Needham facility and losses recorded on the disposal of equipment of $478,286. These increases were offset in part by decreases in research and development personnel and related costs of $471,451, consultant fees of $430,385, contract manufacturing costs of $1,583,693 and laboratory materials and, supplies of $519,531. We expect research and development expense to increase in 2008 as a result of the Celldex merger.

        General and administrative expense increased $265,039, or 3.2%, to $8,501,891 in 2007 compared to $8,236,854 in 2006. The increase in 2007 is primarily attributed to increases in legal fees, professional and consultant fees of $1,090,346 and other shareholder expenses of $127,281 primarily associated with our proposed Merger with Celldex and facility-related costs of $299,306. These increases are partly offset by a decrease in stock-based compensation expense of $1,273,622 due to expenses recorded in connection with the acceleration of restricted stock units in 2006 and a decrease in patent expenses of $83,959. AVANT expects general and administrative expense to increase in 2008 as a result of the Celldex Merger.

        Amortization expense of acquired intangible assets was $960,212 in 2007 and $995,110 in 2006.

Investment and Other Income, Net

        Net investment and other income decreased $1,017,127, or 48.1%, to $1,096,200 in 2007 compared to $2,113,327 in 2006. During the quarter ended September 30, 2007, AVANT recognized a loss of $158,095 for the impairment of its investment in Select Vaccines that was determined to be other-than-temporary. The decrease is also due to lower average cash balances, offset in part by slightly higher interest rates during 2007 compared to 2006. During 2007 and 2006, the average month-end cash balances were approximately $25,324,200 and $45,468,900, respectively. The average effective interest rates during 2007 and 2006 were approximately 5.14% and 4.81%, respectively.

Provision for Income Taxes

        The $40 million milestone payment received from PRF during the first quarter of 2006 resulted in taxable income for the Company. The regular taxable income generated by this transaction has been fully offset with available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that was estimated to result from receipt of this milestone. In the fourth quarter of 2006, the estimated provision was adjusted to $120,000. In the third quarter of 2007, AVANT made an adjustment to its estimated tax provision estimates of $120,000.

Fiscal Year Ended December 31, 2006 compared with Fiscal Year ended December 31, 2005

        AVANT reported a net loss of $20,373,932, or $3.29 per share, for the year ended December 31, 2006, an increase of $2,277,363, or 12.6%, compared to a net loss of $18,096,569, or $2.93 per share, for the year ended December 31, 2005. The increase in net loss between periods was due to increased operating expenses, offset partially by increased revenues, investment and other income. The weighted average common shares outstanding used to calculate the net loss per common share was 6,184,704 in 2006 and 6,178,621 in 2005 after adjustment for a reverse stock split of 1-for 12.

Revenue

        Total revenue increased $1,842,756, or 59.7%, to $4,931,097 in 2006 from $3,088,341 in 2005.

        Product development and licensing revenue increased $2,613,174 to $2,855,266 in 2006 from $242,092 in 2005. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a one-time $4 million milestone payment from Glaxo, 50% of which was creditable against future royalties. Product development and licensing revenue of $2.6 million was recorded in the first quarter of 2006 and the remaining $1.4 million was remitted to PRF in accordance with the PRF agreement. In the first quarter of 2006, AVANT recognized $550,803 in product royalty revenue related to PRF's purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales.

        AVANT received a number of subcontracts from DVC to develop anthrax and plague vaccines for the U.S. Department of Defense. We were reimbursed by DVC on a time and materials basis for vaccine development research work performed by us. AVANT terminated its arrangements with DVC in the third quarter of 2007. Under these agreements and several SBIR grants, AVANT recognized $1,408,434 and $2,719,651 in government contract and grant revenue during 2006 and 2005, respectively. The decrease in government contract and grant revenue in 2006 compared to 2005 primarily represents a decrease in the level of research work billable to DVC.

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

        Research and development expense increased $4,003,097, or 28.5%, to $18,066,392 in 2006 compared to $14,063,295 in 2005. The increase in 2006 compared to 2005 is primarily due to $600,000 of license fee expense recorded in the first quarter of 2006 for amounts which will be payable to CCH in connection with Glaxo's 2006 milestone payment. AVANT also experienced increases in research and development personnel and related costs of $1,883,416, consultant fees of $130,452, contract research costs of $354,856, other license fees of $148,566, contract manufacturing costs of $697,915 and non-personnel operating and facility-related costs of $1,143,906 associated with operations of the Fall River facility in 2006 compared to 2005. These increases were offset in part by a decrease in clinical trials costs of $1,552,123 as a result of the completion of the TP10 Phase 2b female clinical trial in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2007, AVANT's principal sources of liquidity consisted of cash and cash equivalents of $15,657,980 compared to cash and cash equivalents at December 31, 2006 of $40,911,539. AVANT's cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. At December 31, 2007, all investments were in money market mutual funds. Also, AVANT maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

        The use of AVANT's cash flows for operations has primarily consisted of salaries and wages for its employees, facility and facility-related costs for its offices and laboratories, fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services, consulting fees, and legal fees. To date, the primary sources of cash flows from operations have been payments received from AVANT's collaborative partners, from government entities and from financial institutions such as Paul Royalty Fund ("PRF"). In general, AVANT's sources of cash flows from operations for the foreseeable future will be upfront license payments, payments for the achievement of milestones, product royalty payments, payments under government contracts and grants, funded research and development under collaboration agreements that AVANT may receive and the monetization of future royalty payments by financial institutions such as PRF. The timing of any new collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

        Net cash used by operating activities was $19,302,986 in 2007 compared to net cash provided by operating activities of $27,000,319 in 2006. The decrease is primarily attributed to the increase in net loss incurred in 2007 compared to 2006, the decrease in accounts payable and accrued expenses of $2.6 million due to timing of payments and the $40 million PRF milestone payment received in the first quarter of 2006. These amounts were offset partly by the decrease in prepaid and other current assets and the increase in deferred rent primarily related to the landlord tenant allowance for the Needham facility renovations project. As of the result of the Merger with Celldex, AVANT expects that cash used in operations will increase in 2008 as the combined company continues to develop its products in clinical trials, contracts for the manufacture of clinical materials, runs its Fall River facility at full operational status, makes license and royalty payments and advances new products into preclinical development. The expected increase in cash used would be partially offset by receipt of anticipated payments under AVANT's government grants and anticipated product royalty and milestone payments.

        Net cash used in investing activities was $5,710,816 in 2007 compared to net cash used in investing activities of $9,309,790 in 2006. The decrease is due to decreased investment in property and equipment in 2007 as the Company completed its renovations of the Needham facility. AVANT expects to continue investing in capital expenditures in 2008 as it expands its Fall River facility to accommodate cell culture manufacturing requirements for the current Celldex products.

        Net cash used in financing activities was $239,757 in 2007 compared to $198,424 in 2006. The increase in cash used in financing activities between years is due to the increase in payments of long-term liabilities.

        In February 2007, AVANT entered into a research and development partnership with Select Vaccines, a public Australian biotechnology company, focused on the use of Select Vaccines' virus-like particles ("VLPs") as a platform technology for the development of viral vaccines. On November 1, 2007, AVANT notified Select Vaccines that, effective December 31, 2007, AVANT for strategic reasons was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines. During the quarter ended September 30, 2007, AVANT recognized $158,095 for the impairment of its investment in Select Vaccines that was determined to be other-than-temporary. In assessing whether the decline in fair value of the investment is other-than-temporary, AVANT has determined that it does not have sufficient positive evidence to conclude that the decline was temporary.

        On April 16, 2007, AVANT initiated restructuring activities to reduce ongoing operational costs, following an extensive review of its operations and cost structure. The restructuring aimed to increase the focus of AVANT's resources upon key programs and core operational capabilities and to lower AVANT's overall cost structure. AVANT is concentrating its focus on building an enhanced portfolio of vaccines for global health and travelers around AVANT's core technologies, as well as its unique development and manufacturing capabilities. AVANT will no longer invest in biodefense research and development activities or further invest in clinical trials for its cardiovascular programs.

        The restructuring resulted in a workforce reduction of approximately 30%. AVANT also exited from its St. Louis-based research facility by September 30, 2007, when the lease term expired and moved all essential research activities to its Needham, Massachusetts headquarters. The restructuring charges consisted of severance, payroll tax and extended benefits costs for terminated employees, as well as, salary continuation and retention bonus costs for certain St. Louis employees retained during the transition and closing process for the St. Louis facility. As of December 31, 2007, restructuring charges of $765,204 were recorded, of which $754,877 were recorded as research and development and $10,327 were recorded as general and administrative expense. Of the restructuring charge, $384,116 related to St. Louis benefit arrangements and $381,088 related to Needham and Fall River benefit arrangements. During the year ended December 31, 2007, $600,134 of restructuring costs were paid out and a balance of $165,070 of accrued restructuring costs remained at December 31, 2007. The cash impact of the remaining restructuring costs will be incurred primarily during the first quarter of 2008.

        AVANT believes that cash inflows from existing collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2008. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies and the scope of collaborative arrangements. The amounts that we actually spend for each purpose may vary significantly depending on a number of factors, including the results from current and future clinical trials, the timing of any regulatory applications and approvals, and technological developments. Expenditures also will depend on the availability of funding or financings. We will continually evaluate our planned activities and any significant change in our activities or in the assumptions underlying our cash projections referred to above could result in a change to such cash projections.

        During 2008, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering. If we do not raise additional funds in 2008, we may take one or more cost reducing measures, including further delays in some of our preclinical and clinical research and development programs and reduced investment in property and equipment. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available to us on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development.

        On June 27, 2007, AVANT reported that its partner, Glaxo, had filed a marketing application for the Rotarix® vaccine with the United States Food and Drug Administration (FDA) during the second quarter of 2007. The terms of AVANT's agreement with PRF include a $10 million milestone payment on product launch in the United States, which AVANT now expects to receive in 2008 based on Glaxo's filing.

AGGREGATE CONTRACTUAL OBLIGATIONS

        The following table summarizes AVANT's contractual obligations at December 31, 2007 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2008	2009-2011	2012-2013	Thereafter
Contractual obligations:
Operating lease obligations	$18,533,400	$1,780,900	$5,736,100	$4,127,400	$6,889,000
Loan payable*	1,313,300	123,600	377,300	228,800	583,600
Note payable*	564,100	162,400	401,700	—	—
Licensing obligations	810,000	80,000	240,000	160,000	330,000
Construction contracts	586,800	586,800	—	—	—
Restructuring costs	165,100	165,100	—	—	—

Total contractual obligations	$21,972,700	$2,898,800	$6,755,100	$4,516,200	$7,802,600

Commercial commitments:
Clinical development	$619,600	$619,600	$—	$—	$—
Manufacturing development	—	—	—	—	—

Total commercial commitments	$619,600	$619,600	$—	$—	$—

*
includes interest obligations

RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have not yet determined the effect if any that adopting SFAS 157 will have on AVANT's financial statements.

        SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 155 ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 159 to have a material impact on AVANT's financial position and results of operations.

        SFAS 141(R) and SFAS 160: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of both Statements is prohibited. We have not yet determined the effect if any that adopting SFAS 141(R) and SFAS 160 will have on AVANT's financial statements.

        EITF 07-3: In June 2007, the EITF reached consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 states that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or the related services have been performed. EITF is effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of EITF 07-3 prospectively for new contracts entered into after the effective date. The adoption of EITF 07-3 is not expected to have a material impact on AVANT's financial position and results of operations.

        EITF 07-1:    In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for annual periods beginning after December 15, 2007 and is to be applied retrospectively to all periods presented for all existing collaborative arrangements. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

        None.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented investment policies regarding the amount and credit ratings of investments. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from likely changes in interest rates is not material.

        We do not utilize derivative financial instruments. See Note 1 to the Consolidated Financials Statements for a description of our use of other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2007 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
AVANT Immunotherapeutics, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of AVANT Immunotherapeutics, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 18, 2008

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,657,980	$40,911,539
Accounts and Other Receivables	331,672	320,941
Prepaid and Other Current Assets	423,061	1,171,014

Total Current Assets	16,412,713	42,403,494

Property and Equipment, Net	16,440,677	13,967,800
Investment in Select Vaccines Limited	646,989	—
Intangible and Other Assets, Net	3,111,751	4,071,963
Goodwill	1,036,285	1,036,285

Total Assets	$37,648,415	$61,479,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,261,831	$2,552,089
Accrued Expenses	3,145,653	2,674,544
Current Portion of Deferred Revenue	4,846,052	4,380,074
Current Portion of Long-Term Liabilities	579,629	477,606

Total Current Liabilities	9,833,165	10,084,313

Deferred Revenue	42,270,431	45,069,123

Other Long-Term Liabilities	4,588,430	4,165,126

Commitments and Contingent Liabilities (Note 11)
Stockholders' Equity (Deficit):
Convertible Preferred Stock, 3,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2007 and 2006(1)	—	—
Common Stock, $.001 Par Value 300,000,000 Shares Authorized; 6,200,699 Issued and 6,182,339 Outstanding at December 31, 2007; 6,200,239 Issued and 6,181,879 Outstanding at December 31, 2006(1)	6,201	6,200
Additional Paid-In Capital	258,992,916	258,628,831
Accumulated Other Comprehensive Income: Unrealized Gain	70,084	—
Less: 18,360 Common Treasury Shares at Cost at December 31, 2007 and 2006(1)	(227,646)	(227,646)
Accumulated Deficit	(277,885,166)	(256,246,405)

Total Stockholders' Equity (Deficit)	(19,043,611)	2,160,980

Total Liabilities and Stockholders' Equity	$37,648,415	$61,479,542

(1)
Share amounts adjusted to reflect a reverse stock split of 1-for-12 effective March 7, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
REVENUE:
Product Development and Licensing Agreements	$125,039	$2,855,266	$242,092
Government Contracts and Grants	491,345	1,408,434	2,719,651
Product Royalties	4,486,546	667,397	126,598

Total Revenue	5,102,930	4,931,097	3,088,341

OPERATING EXPENSE:
Research and Development	18,495,788	18,066,392	14,063,295
General and Administrative	8,501,891	8,236,854	6,894,951
Amortization of Acquired Intangible Assets	960,212	995,110	995,112

Total Operating Expense	27,957,891	27,298,356	21,953,358

Operating Loss	(22,854,961)	(22,367,259)	(18,865,017)
Investment and Other Income, Net	1,096,200	2,113,327	768,448

Loss Before Provision for Income Taxes	(21,758,761)	(20,253,932)	(18,096,569)
Provision for Income Taxes	(120,000)	120,000	—

Net Loss	$(21,638,761)	$(20,373,932)	$(18,096,569)

Basic and Diluted Net Loss Per Common Share(1)	$(3.45)	$(3.29)	$(2.93)

Weighted Average Common Shares Outstanding—basic and diluted(1)	6,265,504	6,184,704	6,178,621

COMPREHENSIVE LOSS:
Net Loss	$(21,638,761)	$(20,373,932)	$(18,096,569)
Unrealized Gains on Investment in Select Vaccines Ltd.	70,084	—	—

Comprehensive Loss	$(21,568,677)	$(20,373,932)	$(18,096,569)

(1)
Adjusted to reflect a reverse stock split of 1-for-12 effective March 7, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Shares(1)	Common Stock Par Value(1)	Additional Paid-In Capital(1)	Deferred Compensation	Other Comprehensive Income	Treasury Stock Cost	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2004	6,195,964	$6,196	$257,897,980	$(1,493,000)	$—	$(227,646)	$(217,775,904)	$38,407,626
Shares Issued upon Exercise of Stock Options	2,531	3	34,624	—	—	—	—	34,627
Shares Issued upon Cashless Exercise of Warrants	45	—	—	—	—	—	—	—
Employee Stock Purchase Plan Issuances	384	—	5,439	—	—	—	—	5,439
Issuance of Restricted Stock Units	—	—	270,000	(270,000)	—	—	—	—
Amortization of Deferred Compensation	—	—	—	538,000	—	—	—	538,000
Net Loss	—	—	—	—	—	—	(18,096,569)	(18,096,569)

Balance at December 31, 2005	6,198,924	$6,199	$258,208,043	$(1,225,000)	$—	$(227,646)	$(235,872,473)	$20,889,123
Shares Issued upon Exercise of Stock Options	349	—	5,134	—	—	—	—	5,134
Employee Stock Purchase Plan Issuances	966	1	13,898	—	—	—	—	13,899
Share-Based Compensation	—	—	1,626,756	—	—	—	—	1,626,756
Reclassification of Deferred Compensation upon Adoption of FAS 123R	—	—	(1,225,000)	1,225,000	—	—	—	—
Net Loss	—	—	—	—	—	—	(20,373,932)	(20,373,932)

Balance at December 31, 2006	6,200,239	$6,200	$258,628,831	$—	$—	$(227,646)	$(256,246,405)	$2,160,980
Employee Stock Purchase Plan Issuances	460	1	4,542	—	—	—	—	4,543
Share-Based Compensation	—	—	359,543	—	—	—	—	359,543
Other Comprehensive Income	—	—	—	—	70,084	—	—	70,084
Net Loss	—	—	—	—	—	—	(21,638,761)	(21,638,761)

Balance at December 31, 2007	6,200,699	$6,201	$258,992,916	$—	$70,084	$(227,646)	$(277,885,166)	$(19,043,611)

(1)
Adjusted to reflect a reverse stock split of 1-for-12 effective March 7, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash Flows From Operating Activities:
Net Loss	$(21,638,761)	$(20,373,932)	$(18,096,569)
Adjustments to Reconcile Net Loss to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,687,365	2,095,617	1,591,659
Impairment of Investment in Select Vaccines Limited	158,095	—	—
Loss (Gain) on Impairment and Disposal of Assets	478,286	(14,854)	(1,150)
Stock-Based Compensation Expense	359,543	1,626,756	538,000
Changes in Assets and Liabilities
Accounts and Other Receivables	286,769	97,439	1,811,970
Prepaid and Other Current Assets	747,953	(403,932)	(199,166)
Accounts Payable and Accrued Expenses	(819,149)	1,751,347	(1,618,686)
Deferred Revenue	(2,332,714)	39,449,197	9,988,296
Other Long-Term Liabilities—Deferred Rent	769,627	2,772,681	(30,984)

Net Cash Provided by (Used in) Operating Activities	(19,302,986)	27,000,319	(6,016,630)

Cash Flows From Investing Activities:
Other Non Current Assets	—	—	1,000
Acquisition of Property and Equipment	(4,975,816)	(9,324,644)	(2,175,918)
Proceeds from Disposal of Assets	—	14,854	1,150
Investment in Select Vaccines Limited	(735,000)	—	—

Net Cash Used in Investing Activities	(5,710,816)	(9,309,790)	(2,173,768)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuance	4,543	13,899	5,439
Proceeds from Exercise of Stock Options and Warrants	—	5,134	34,627
Payment of Loans and Note Payable	(244,300)	(217,457)	(171,728)

Net Cash Used in Financing Activities	(239,757)	(198,424)	(131,662)

Increase (Decrease) in Cash and Cash Equivalents	(25,253,559)	17,492,105	(8,322,060)
Cash and Cash Equivalents at Beginning of Period	40,911,539	23,419,434	31,741,494

Cash and Cash Equivalents at End of Period	$15,657,980	$40,911,539	$23,419,434

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$98,613	$103,750	$108,408
Income Taxes Paid	—	400,000	—
Supplemental Non Cash Investing Activity
Receivable from Sale of Fixed Assets	297,500	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) Nature of Business and Overview

        AVANT Immunotherapeutics, Inc. ("AVANT" or "the Company") is a biopharmaceutical company engaged in the discovery, development and commercialization of products that harness the human immune response to prevent and treat disease. AVANT has actively developed and acquired innovative technologies—especially novel approaches to vaccine creation—that harness the human immune system. The Company develops and commercializes products on a proprietary basis and in collaboration with established pharmaceutical partners and other collaborators, including GlaxoSmithKline plc, Pfizer Inc and Lohmann Animal Health International.

        On October 22, 2007, AVANT and Celldex Therapeutics, Inc. ("Celldex"), a privately-held company, announced the signing of a definitive merger agreement (the "Merger"). On March 7, 2008, AVANT announced the completed Merger of Callisto Merger Corporation, a wholly owned subsidiary of AVANT, with and into Celldex. The Merger has created a NASDAQ-listed and diversified biopharmaceutical company with a pipeline of product candidates addressing high-value indications including oncology, infectious and inflammatory diseases.

        AVANT's cash and cash equivalents at December 31, 2007 were $15,657,980. Its working capital at December 31, 2007 was $6,579,548. AVANT incurred a loss of $21,638,761 and net cash used in operations of $19,302,986 for the year ended December 31, 2007. AVANT believes that cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2008. The working capital requirements of AVANT are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements.

        During 2008, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placement and public offering. If AVANT does not raise additional funds in 2008, AVANT may take one or more cost reducing measures, including further delays in some of the preclinical and clinical research and development programs and reduced investment in property and equipment. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and AVANT's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that AVANT will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to AVANT's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict AVANT's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce AVANT's economic potential from products under development.

        Rotarix® is now licensed in over 70 countries worldwide in addition to the European Union market. GlaxoSmithkline ("Glaxo") filed a Biologics License Application ("BLA") with the US Food and Drug Administration ("FDA") for United States market approval in 2007. On February 20, 2008, Rotarix® received a favorable recommendation from the FDA's Vaccines and Related Biological Products Advisory Committee. The committee's favorable recommendation, although not binding, will be considered by the FDA in its review of the BLA for the candidate vaccine, which is currently underway. U.S. approval triggers a $1.5 million milestone payment to AVANT from Glaxo, $750,000 of which AVANT will retain under AVANT's agreement with Paul Royalty Fund ("PRF"). The market

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

launch of Rotarix® by Glaxo in the U.S. market would result in a $10 million milestone payment to AVANT from PRF, which AVANT expects in the second half of 2008.

  (B) Basis of Presentation

        The consolidated financial statements include the accounts of AVANT Immunotherapeutics, Inc. and its wholly-owned subsidiaries, Megan Health, Inc. ("Megan") and Celldex Therapeutics, Inc. (formerly Callisto Merger Corporation ("Celldex")). All intercompany transactions have been eliminated.

  (C) Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2007, all investments were in money market mutual funds.

        Investments in marketable securities are accounted for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". There were no outstanding investments in marketable securities at December 31, 2006. At December 31, 2007, AVANT had an investment with a fair value of $646,989 in the stock of Select Vaccines.

        AVANT may invest its cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity.

  (D) Fair Value of Financial Instruments

        AVANT enters into various types of financial instruments in the normal course of business. The carrying amounts of AVANT's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these financial instruments. The estimated fair value of long-term liabilities is discussed in Note 10.

  (E) Revenue Recognition

        AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payments, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and AVANT has no further performance obligations under the license agreement. When AVANT has performance obligations under the terms of a contact, non-refundable fees are recognized as revenue as AVANT completes its obligations. Where AVANT's level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. The determination of the performance period involves judgment on management's part. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Revenues from government contracts and grants are recorded as effort is expended on the contracted work and billed to the government. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize AVANT's licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in our estimates or assumptions could impact our revenue recognition.

        Product royalties related to the sale of a royalty interest on the worldwide sales of Rotarix® to PRF is recognized as revenue in accordance with the guidance in EITF 88-18 "Sale of Future Revenues". Upfront unconditional and contingent payments for which the contingencies have been achieved have been recorded by AVANT as deferred revenue. Revenues will be recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to be paid to PRF is an estimate which AVANT will update from time to time to determine that the estimate continues to be reasonable in the light of then current events and circumstances.

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

  (G) Trade and Other Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. AVANT has not historically experienced credit losses from its trade accounts receivable and therefore have not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accounts and other receivables consist of the following:

	December 31, 2007	December 31, 2006
Trade Receivables	$5,957	$183,830
Other Receivables	325,715	137,111

	$331,672	$320,941

        Other receivables at December 31, 2007 represent interest receivable from a bank and a receivable of $297,500 from the sale of equipment. Other receivables at December 31, 2006 represent interest receivable from a bank.

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

  (I) Accounting for the Impairment of Long-Lived Assets:

        We periodically evaluate our long-lived assets for potential impairment under SFAS No. 144. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  a significant change in the manner in which an asset is used;

  •
  a significant decrease in the market value of an asset;

  •
  a significant adverse change in its business or the industry in which it is sold; and

  •
  a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If we believe an indicator of potential impairment exists, we test to determine whether impairment recognition criteria in SFAS No. 144 have been met. We charge impairments of the long-lived assets to operations if our evaluations indicate that the carrying value of these assets is not recoverable.

  (J) Accounting for Patent Costs:

        Patent costs are expensed as incurred. Certain patent costs are reimbursed by our product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in our financial statements.

  (K) Interest Capitalization

        AVANT capitalizes interest cost as part of the historical cost of acquiring certain assets during the period of time required to get the asset ready for its intended use. The amount of capitalized interest is limited to the amount of interest incurred by AVANT. In 2007 and 2006, AVANT capitalized interest costs of $54,396 and $92,240, respectively, incurred in financing leasehold improvements and laboratory and manufacturing equipment at its Needham and Fall River facilities. The total amount of interest costs incurred by AVANT in 2007 and 2006 were $90,362 and $102,720, respectively.

  (L) Operating Leases

        The Company presently has two facilities which are located at Needham and Fall River, Massachusetts under non-cancellable operating lease agreements for office, laboratory and manufacturing space. Effective September 30, 2007, AVANT closed its operations in Overland, Missouri. The rent payments for the two locations escalate over the lease term. The Company expenses its obligations under these lease agreements on a straight-line basis over the term of each lease, including any renewals that are reasonably assured of occurring.

  (M) Intangible Assets

        AVANT has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the acquisition of Megan and UPT. These acquired intangible assets are being amortized on a straight-line basis over their estimated lives which range from 5 to 17 years. The determination of the amortization period involves estimates and judgments on management's part. Any significant changes in our estimates or assumptions could impact the carrying value of acquired intangible assets. The Company evaluates the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with Statement of Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets".

  (N) Loss Per Share

        AVANT computes and reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, restricted stock units and warrants. Options and warrants to purchase 356,264, 310,665 and 284,950 shares of common stock and Restricted Stock Units totaling 0, 0, and 83,333 shares were not included in the 2007, 2006 and 2005 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. In 2007 and 2006, restricted stock units totaling 83,333 shares were

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

included in the computation of diluted net loss per share as they were deemed contingently issuable shares. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations and comprehensive loss have been adjusted to reflect a reverse stock split of 1-for-12 effective March 7, 2008.

  (O) Comprehensive Loss

        Comprehensive loss is comprised of two components, net loss and other comprehensive income. During the year ended December 31, 2007, AVANT recorded other comprehensive income of $70,084 related to unrealized gains in its investment in Select Vaccines Limited. For the years ended December 31, 2006 and 2005, AVANT had no other comprehensive income.

  (P) Foreign Currency Transactions

        Expenses incurred in foreign currencies are translated at exchange rates in effect during each period. Gains and losses from foreign currency translations are included in investment and other income, net in the statements of operations. In 2007, 2006 and 2005, AVANT recorded foreign currency transaction losses of $7,743, $49,956 and $2,223, respectively.

  (Q) Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has also applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

        Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 123(R), compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the straight-line method and compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will also be recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2007 and 2006 are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted using the Black-Scholes option-pricing model ("Black-Scholes model") which was previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        See Note 5 for additional information.

  (R) Restructuring Activities

        In accordance with SFAS No. 146, the Company recognizes a liability for a cost associated with an exit or disposal activity and measures the amount of liability at its fair value in the period in which the liability is incurred.

  (S) Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

  (T) Segments

        Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, AVANT has determined that it is engaged in one industry segment. Substantially all of AVANT's revenue since inception has been generated in the United States and all of our assets are in the United States.

  (U) Recent Pronouncements

        SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15,

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have not yet determined the effect if any that adopting SFAS 157 will have on the Company's financial statements.

        SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 155 ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 159 to have a material impact on AVANT's financial position and results of operations.

        SFAS 141(R) and SFAS 160: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of both Statements is prohibited. We have not yet determined the effect if any that adopting SFAS 141(R) and SFAS 160 will have on the Company's financial statements.

        EITF 07-3: In June 2007, the EITF reached consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 states that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or the related services have been performed. EITF is effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of EITF 07-3 prospectively for new contracts entered into after the effective date. The adoption of EITF 07-3 is not expected to have a material impact on AVANT's financial position and results of operations.

        EITF 07-1: In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for annual periods beginning after December 15, 2007 and is to be applied retrospectively to all periods presented for all existing collaborative arrangements. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

2. PROPERTY, EQUIPMENT AND LEASES

        Property and equipment includes the following:

	December 31, 2007	December 31, 2006
Laboratory Equipment	$4,345,049	$3,631,247
Manufacturing Equipment	1,978,346	1,842,017
Office Furniture and Equipment	1,282,698	992,076
Leasehold Improvements	13,562,370	5,202,366
Construction in Progress	388,842	7,668,904

Total Property and Equipment	21,557,305	19,336,610
Less Accumulated Depreciation	(5,116,628)	(5,368,810)

	$16,440,677	$13,967,800

During 2007 and 2006, AVANT wrote off approximately $1,966,097 and $1,373,222, respectively, of fully depreciated property and equipment no longer used in its operations. AVANT recorded a loss of $478,286 on disposal of fixed assets during 2007. AVANT recorded a gain on disposal of other fixed assets of $14,854 in 2006. Depreciation expense related to equipment and leasehold improvements was approximately $1,727,153, $1,100,349 and $596,547 for the years ended December 31, 2007, 2006 and 2005, respectively.

3. GOODWILL, INTANGIBLE AND OTHER ASSETS

        Goodwill:    AVANT has concluded that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit for purposes of performing its annual impairment test in accordance with SFAS 142. The fair value of the reporting unit was determined using AVANT's market capitalization as of July 1, 2007 and 2006, adjusted for a control premium. The fair value on July 1, 2007 and 2006 exceeded the net assets of the reporting unit, including goodwill. Accordingly, AVANT concluded that no impairment existed as of these dates.

        Intangible and Other Assets:    Intangible and other assets include the following:

	December 31, 2007				December 31, 2006
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Collaborative Relationships	5 years	1,090,000	(1,090,000)	—	1,090,000	(1,090,000)	—
Core Technology	10 years	3,786,900	(2,265,740)	1,521,160	3,786,900	(1,887,046)	1,899,854
Developed Technology	7 years	3,263,100	(3,263,100)	—	3,263,100	(2,832,400)	430,700
Strategic Partner Agreement	17 years	2,563,900	(1,068,290)	1,495,610	2,563,900	(917,472)	1,646,428

Total Intangible Assets		10,703,900	(7,687,130)	3,016,770	10,703,900	(6,726,918)	3,976,982
Other Non Current Assets		94,981	—	94,981	94,981	—	94,981

		$10,798,881	$(7,687,130)	$3,111,751	$10,798,881	$(6,726,918)	$4,071,963

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

3. GOODWILL, INTANGIBLE AND OTHER ASSETS (Continued)

        All of AVANT's intangible assets are amortized over their useful lives. Total amortization expense for intangible assets for the years ended December 31, 2007, 2006 and 2005 was $960,212, $995,110 and $995,112, respectively.

        The estimated future amortization expense of intangible assets as of December 31, 2007 and for the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2008	$529,512
2009	529,512
2010	514,622
2011	350,822
2012	350,782

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

	December 31, 2007	December 31, 2006
Accrued License Fees	$368,804	$416,122
Accrued Payroll and Employee Benefits	657,408	678,459
Accrued Clinical Trials	270,765	263,220
Accrued Manufacturing Expenses	—	281,035
Accrued Professional Fees	320,322	131,413
Accrued Restructuring Expenses	153,726	—
Accrued Facility Renovation Expenses	547,246	667,124
Other Accrued Expenses	827,381	237,171

	$3,145,652	$2,674,544

5. EMPLOYEE STOCK BENEFIT PLANS

        Except as otherwise noted, references to the number of shares of common stock, stock options and warrants, exercise prices of stock options and warrants, common stock prices, and other share and per share data or amounts have not been adjusted to reflect the one-for-twelve reverse stock split effected on March 7, 2008. In addition, all references to each outstanding option to purchase shares of AVANT common stock under the 1999 Stock Option and Incentive Plan, whether vested or unvested, terminated under their terms on March 7, 2008 in connection with the consummation of the Merger and such options are of no further force and effect.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Restricted Stock Unit Awards

        In September 2005, November 2004 and September 2003, the Company awarded restricted stock units to Dr. Una Ryan, its President and CEO, and determined the value of the restricted stock unit awards to be $270,000, $832,000 and $1,104,000, respectively, based on the closing price of AVANT's common stock on the award date. The value of the restricted stock units was amortized over the remaining months until Dr. Ryan attained age 65 in December 2006, and was recorded as compensation expense. In connection with the award, the Company has recognized $0, $1,225,000 and $538,000 as stock-based compensation expense in the Consolidated Statements of Operations for the year ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan (the "2004 Plan") was adopted on May 13, 2004. All full time employees of AVANT are eligible to participate in the 2004 Plan. A total of 150,000 shares of common stock are reserved for issuance under the 2004 Plan. Under the 2004 Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2007 and 2006, the Company issued 5,518 and 11,592 shares, respectively, under the 2004 Plan. Shares purchased under the plan are issued in the month following the end of each offering period. At December 31, 2007, 121,239 shares were available for issuance under the 2004 Plan.

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

Employee Stock Option Plans

Stock Option Plan Description

        On May 6, 1999, AVANT's 1999 Stock Option and Incentive Plan (the "1999 Plan") was adopted. The 1999 Plan replaced the Amended and Restated 1991 Stock Compensation Plan, which was an amendment and restatement of AVANT's 1985 Incentive Option Plan. The 1999 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

        The 1999 Plan, as amended in 2002, allows for a maximum of 3,500,000 shares of common stock to be issued prior to May 6, 2009. The Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5. EMPLOYEE STOCK BENEFIT PLANS (Continued)

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

        The 1999 Plan also provides for the automatic grant of non-qualified stock options to non-employee directors. Each non-employee director who is serving as a director of the Company on the fifth business day after each annual meeting of stockholders will automatically be granted on such day a non-qualified stock option to acquire 10,000 shares of common stock. The exercise price of each such non-qualified stock option is the fair market value of common stock on the date of grant. Each such non-qualified stock option is exercisable on the first anniversary of the grant date. Such non-qualified stock options will expire ten years from the date of grant. The 1999 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all non-employee director stock option awards is accelerated upon a change in control as defined in the 1999 Plan.

        On November 17, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee, the Board of Directors of AVANT approved full acceleration of the vesting of otherwise unvested stock options that had an exercise price of $2.00 or greater granted under the 1999 Plan that were held by employees, officers and non-employee directors. As a result of the Board of Directors' action, a total of 265,935 of such "out-of-the-money" unvested stock options, having a weighted average exercise price of $2.37 per share, became exercisable effective November 17, 2005, rather than the later dates when such options would have vested in the normal course. The Company determined the value of the "out-of-the-money" unvested stock options to be $360,100. This action was taken in accordance with the applicable provisions of the 1999 Plan. The Board's decision to accelerate the vesting of these "out-of-the-money" stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following AVANT's adoption in the first quarter of 2006 of SFAS 123R.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5. EMPLOYEE STOCK BENEFIT PLANS (Continued)

General Option Information

        A summary of stock option activity for the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding at January 1,	3,281,154	$2.40	3.79
Granted	465,450	1.26
Exercised	—	—
Canceled/Forfeited	(388,920)	1.68
Expired	(526,956)	2.54

Outstanding at December 31,	2,830,728	$2.29	4.33

Ending Vested and Expected to Vest at December 31, 2007	2,705,935	$2.32	4.14

	2007	2006	2005
At December 31,
Options exercisable	2,238,133	2,458,772	2,584,971
Available for grant	863,675	1,425,453	1,861,215
Weighted average fair value of options granted during year	$0.89	$1.45	$1.22

        The following tables summarize information about the stock options outstanding at December 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
$0.55 - 1.31	503,600	3.49	$1.19
1.33 - 1.41	286,100	8.11	1.36
1.41 - 1.88	347,427	2.73	1.73
1.90 - 1.97	356,625	3.76	1.95
2.04 - 2.08	365,526	7.74	2.05
2.10 - 2.41	431,250	2.11	2.34
2.59 - 2.99	344,950	4.82	2.84
3.80 - 6.63	68,250	2.02	5.52
8.19 - 8.19	2,500	2.24	8.19
8.53 - 8.53	124,500	2.88	8.53

$0.55 - 8.53	2,830,728	4.33	$2.29

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5. EMPLOYEE STOCK BENEFIT PLANS (Continued)

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price per Share
$0.55 - 1.31	435,700	$1.24
1.33 - 1.41	31,950	1.40
1.41 - 1.88	332,716	1.74
1.90 - 1.97	306,438	1.95
2.04 - 2.08	160,441	2.06
2.10 - 2.41	430,688	2.34
2.59 - 2.99	344,950	2.84
3.80 - 6.63	68,250	5.52
8.19 - 8.19	2,500	8.19
8.53 - 8.53	124,500	8.53

$0.55 - 8.53	2,238,133	$2.48

        The aggregate intrinsic value of options outstanding at December 31, 2007 was insignificant. The weighted average remaining contractual life of options exercisable at December 31, 2007 was 3.28 years.

Valuation and Expense Information under SFAS 123(R)

        The following table summarizes stock-based compensation expense related to employee and non-employee director stock options, employee stock purchases and restricted stock unit awards under SFAS 123(R) for the year ended December 31, 2007 and 2006 which was allocated as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$160,496	$154,088
General and administrative	199,047	1,472,668

Total stock-based compensation expense	$359,543	$1,626,756

        Stock-based compensation expense recognized for the years ended December 31, 2007, 2006, and 2005 included $0, $1,225,000 and $538,000, respectively, related to restricted stock unit awards, all of which were allocated to general and administrative expenses.

        Based on basic and diluted weighted average common shares outstanding of 6,265,504 for 2007 and 6,184,704 for 2006 after adjustment for a reverse stock split of 1-for-12. The effect of stock-based compensation expense recorded under SFAS 123R for fiscal 2007 and 2006 on earnings per share was $0.06 and $0.26, respectively.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        The table below reflects the pro forma information for the years ended December 31, 2005 as follows:

2005
Net Loss:
As reported	$18,096,569
Less: Stock-based employee compensation expense as reported	(538,000)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	1,329,300

Pro forma	$18,887,869

Basic and Diluted Net Loss Per Share(1):
As reported	$2.93
Pro forma	$3.06

(1)
Adjusted to reflect a reverse stock split of 1-for-12 effective March 7, 2008.

        The total fair value of stock options vested during the year ended December 31, 2007 was $408,827.

        As of December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $641,540, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 1.73 years.

        The fair values of employee stock options granted were valued using the Black-Scholes model with the following assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Expected stock price volatility (employees)	73–74%	76–85%	80–85%
Expected stock price volatility (non-employee directors)	61–73%	76–80%	80–85%
Expected option term (employees)	6.25 Years	6.25 Years	4.5–5 Years
Expected option term (non-employee directors)	5.5 Years	5.5 Years	4.5–5 Years
Risk-free interest rate	3.2–5.2%	4.3–5.2%	3.6–4.6%
Expected dividend yield	None	None	None

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

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company's history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

        The Company has elected to follow the guidance of SAB 107 and adopt this simplified method in determining the expected term for its stock option awards. There were 80,000 stock option grants to non-employee directors during the year ended December 31, 2007.

        The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

6. INCOME TAXES

        The $40 million milestone payment received from Paul Royalty Fund II, L.P. ("PRF") during the first quarter of 2006 resulted in taxable income for the Company. The regular taxable income generated by this transaction was fully offset against available federal and state net operating loss carryforwards. The Company recorded a provision of $372,000 in the first quarter of 2006 for the alternative minimum tax that was estimated to result from receipt of this milestone. In the fourth quarter of 2006, the estimated provision was adjusted to $120,000. In the third quarter of 2007, AVANT made an adjustment to its tax provision estimates of $120,000 after determining that no alternative minimum tax will be due on the transaction.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. The Company adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company's consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2007, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

        As of December 31, 2007, AVANT had federal net operating loss and tax credit carryforwards of approximately $158,897,000 and $8,675,000, respectively, and state net operating loss and credit carryforwards of approximately $29,989,000 and $5,801,000, respectively, which may be available to offset future federal and state income tax liabilities and that expire at various dates from 2008 through 2027. Utilization of the net operating loss ("NOL") and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

6. INCOME TAXES (Continued)

Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has completed a study to assess whether changes of control have occurred which would limit the Company's utilization of its NOL or R&D credit carryforwards. Based on this study, management has preliminarily concluded that there are no significant limitations. The Company does not expect to have taxable income for the foreseeable future. AVANT believes its Merger with Celldex may generate an ownership change that could further affect the limitation in future years.

        Massachusetts and Missouri are the two states in which the Company has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2004, 2005 and 2006. Carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. There have been no interest or penalties recognized in the consolidated statement of operations and on the consolidated balance sheet as a result of FIN 48 calculations. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

	Year Ended December 31,
	2007	2006	2005
Income tax benefit (provision):
Federal	$8,255,100	$7,923,800	$6,907,000
State	1,956,700	1,761,000	1,436,200

	10,211,800	9,684,800	8,343,200
Deferred tax valuation allowance	(10,211,800)	(9,684,800)	(8,343,200)

	$—	$—	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

6. INCOME TAXES (Continued)

        The principal components of the deferred tax assets and liabilities at December 31, 2007 and 2006, respectively, are as follows:

	December 31, 2007	December 31, 2006
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$55,618,000	$40,983,000
Tax Credit Carryforwards	12,503,000	11,007,000
Deferred Expenses	19,022,000	21,701,000
Deferred Compensation—Restricted Stock	888,000	888,000
Stock-based Compensation	67,000	45,000
Fixed Assets	40,000	716,000
Accrued Expenses and Other	16,000	4,000
Deferred Revenue	19,586,000	20,299,000

	107,740,000	95,643,000
Gross Deferred Tax Liabilities
Acquired Intangibles	(678,000)	(1,011,000)
Deferred Tax Assets Valuation Allowance	(107,062,000)	(94,632,000)

Net Deferred Tax Asset (Liability)	$—	$—

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2007	2006	2005
Pre-tax book income (loss)	$(21,758,762)	$(20,253,939)	$(18,096,575)

Loss at Statutory Rates	(7,398,000)	(6,886,300)	(6,152,800)
Research and Development Credits	(984,000)	(1,074,100)	(812,000)
Alternative minimum Tax Credits	—	(120,000)	—
State Taxes	(1,956,700)	(1,761,000)	(1,436,200)
Other	126,900	156,600	57,800
Expiration of Net Operating Losses and Research & Development Tax Credits	(2,217,000)	2,575,000	2,441,000
Increase in Valuation Allowance	12,428,800	7,109,800	5,902,200

	$—	$—	$—

        As required by Statement of Financial Accounting Standards No. 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. Management has determined that it is more likely than not that AVANT will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $107,062,000 has been established at December 31, 2007. The future realization, if any, of the deferred tax assets attributable to disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

6. INCOME TAXES (Continued)

will not be recognized as a tax benefit in the statement of operations, but rather as a component of stockholders' equity.

7. STOCKHOLDERS' EQUITY

  (A) Public and Private Stock Offerings

        AVANT filed a shelf registration statement in May 2007 with the Securities and Exchange Commission to register for sale any combination of securities described in the filing up to a dollar amount of $40 million. At December 31, 2007, no securities had been sold by the Company from this shelf registration.

  (B) Preferred Stock

        At December 31, 2007 and 2006, AVANT had authorized preferred stock comprised of 96,925 shares of convertible Class B and 3,000,000 shares of convertible Class C of which 350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by our Board of Directors. There was no preferred stock outstanding at December 31, 2007 and 2006.

  (C) Warrants

        AVANT has issued warrants to purchase common stock in connection with the private placement of approximately 370,370 shares in July 2003. The warrants are exercisable at $36.00 per share and expire July 1, 2008.

        Warrants outstanding at December 31, 2007, after adjustment for a reverse stock split of 1-for-12 effective March 7, 2008, are as follows:

Security	Number of Shares	Exercise Price Per Share	Expiration Date
Common stock	37,037	$36.00	July 1, 2008

        In connection with the acquisition of VRI in August 1998, AVANT assumed the obligations of VRI with respect to each outstanding warrant to purchase VRI common stock (a "VRI Warrant"). The last of the VRI Warrants expired on December 14, 2005. In 2005, 1,861 warrants were exercised as cashless exercises resulting in the issuance of 536 shares.

  (D) Shareholder Rights Plan

        On November 5, 2004, AVANT's Board adopted a new Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement, dated November 5, 2004, between the Company and Computer Investor Services, LLC (formerly EquiServe Trust Company, N.A.), as Rights Agent (the "Rights Agreement"). The Rights Agreement replaces the Company's existing Shareholder Rights Agreement which expired on November 10, 2004. Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of AVANT's common stock. These rights, which expire in November 2014, entitle their holders to purchase from AVANT one ten-thousandth of a share (a "Unit") of Series C-1 Junior Participating

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

7. STOCKHOLDERS' EQUITY (Continued)

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

        As of December 31, 2007 and 2006, the Company has authorized the issuance of 350,000 shares of C-1 Preferred Stock for use in connection with the shareholder rights plan.

  (E) Share Repurchase Plan

        On August 16, 2002, AVANT announced that its Board of Directors had authorized the repurchase of up to 2 million shares of its common stock. The repurchased stock provides AVANT with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The share repurchase plan expired as of August 31, 2003. AVANT purchased 220,300 shares (18,358 shares after adjustment for a reverse stock split of 1-for-12 effective March 7, 2008) through December 31, 2003 at a cost of $227,600. No shares were purchased in 2007 or 2006.

  (F) Merger with Celldex

        At the special meeting of AVANT shareholders held on March 6, 2008 in connection with the Merger (as described in Note 1), stockholders approved four proposals: (i) the issuance of shares of AVANT common stock pursuant to the Merger Agreement in the amount necessary to result in the Celldex stockholders owning 58% of AVANT common stock on a fully diluted basis, (ii) an amendment to AVANT's Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to AVANT's Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of AVANT common stock, the final ratio to be determined within the discretion of the AVANT board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

        AVANT's board of directors approved a 1-for-12 reverse stock split of AVANT's common stock, which became effective on, March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock will be combined and reclassified into one share of common stock and the total number of shares outstanding will be reduced from approximately 180 million shares (including the shares issued to Celldex stockholders in the merger) to approximately 15 million shares.

        Also, pursuant to the terms of the Merger Agreement, Celldex shareholders received 4.96 shares of common stock in exchange for each share of Celldex common stock and Class A common stock they

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

7. STOCKHOLDERS' EQUITY (Continued)

own. AVANT stockholders retained 42% of, and the former Celldex stockholders now own 58% of, the outstanding shares of AVANT's common stock on a fully-diluted basis. AVANT also assumed all of Celldex's stock options outstanding at the time of the Merger.

8. RESEARCH AND LICENSING AGREEMENTS

        AVANT has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, we have received licenses or options to license technology, specified patents or patent applications. AVANT has expensed nonrefundable license fees of approximately $110,000, $85,000 and $85,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

9. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

        Our revenue from product development and licensing agreements was received pursuant to contracts with different organizations. Total revenue recognized by us in connection with these contracts for the years ended December 31, 2007, 2006 and 2005 were $125,039, $2,855,266 and $242,092, respectively. A summary of these contracts follows:

  (A) GlaxoSmithKline plc ("Glaxo") and Paul Royalty Fund ("PRF")

        In 1997, AVANT entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company's oral rotavirus vaccine and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. AVANT is obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

        In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. ("PRF") purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively. The PRF agreement also provides for a $10 million milestone payment to AVANT if Rotarix® is launched in the United States in 2008. AVANT expects to achieve this milestone in the second half of 2008.

        The PRF transaction qualifies as a sale in accordance with guidance in EITF 88-18, "Sale of Future Revenues." The upfront unconditional payment of $10 million and the $40 million milestone payment for launch in the European Union were recorded by AVANT as deferred revenue upon receipt. Any future milestone payments received from PRF will also be recorded as deferred revenue. Revenues are being recognized and calculated based on the ratio of total royalties received from Glaxo and remitted to PRF over expected total amounts to be received by PRF and then applying this percentage to the total cumulative consideration received from PRF to date. The expected total of payments to PRF is an estimate which will be updated for any changes in expectations of such payments. The impact of any such changes will be applied prospectively.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

9. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

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

        In 2006, AVANT also recorded $600,000 in royalty expense payable to CCH as a result of the $4 million milestone payment from Glaxo. AVANT remitted the remaining $1.4 million of the Glaxo milestone payment to PRF in accordance with the PRF agreement. As a result, in 2006, AVANT also recognized $550,803 in product royalty revenue related to PRF's purchased interests in the net royalties that AVANT receives from Rotarix® worldwide net sales. In 2007, AVANT recognized $4,370,621 in Rotarix®-related product royalty revenue consisting of $2,334,382 related to PRF's purchased interest in Rotarix® net royalties and $2,036,239 related to AVANT's retained interest in Rotarix® net royalties which were not sold to PRF, which also corresponds to the amount payable by AVANT to CCH. As such, a corresponding amount is recorded as royalty expense and included in research and development expense. Based on management's best estimates of the amount and timing of Glaxo royalties, the Company has classified $4,844,384 and $42,270,431 of the deferred revenue balance at December 31, 2007 as short-term and long-term, respectively.

        In September 2006, AVANT received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix ® is not covered by the patents Glaxo licensed from AVANT in Australia and certain European countries. AVANT is determined to take all available steps to enforce its rights under its license agreement with Glaxo. AVANT has recognized royalty revenue at the lower rates and will continue to do so until the dispute with Glaxo is resolved.

  (B) Pfizer Inc ("Pfizer")

        In connection with the Company's acquisition of Megan in 2000, it entered into a licensing agreement with Pfizer's Animal Health Division whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Under the agreement, AVANT may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. AVANT may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. AVANT has no obligation to incur any research and development costs in connection with this agreement.

        As of June 1, 2006, AVANT entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. In 2007, further funded work at AVANT on the joint research program was terminated by Pfizer after AVANT provided two of four deliverables to Pfizer. AVANT recognized $62,500 and $137,500 in product development revenue from Pfizer, Inc for years ended December 31, 2007 and 2006, respectively.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

9. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

  (C) DVC LLC ("DVC", formerly DynPort Vaccine Company LLC)

        In October 2001, the Company granted DVC a license for exclusive rights to use certain components of its anthrax vaccine technology. Under the agreement, AVANT was entitled to annual $50,000 license maintenance payments, with respect to which AVANT had received $200,000 in the aggregate, including $50,000 received in the first quarter of 2005, and milestone payments of up to $700,000 in the aggregate, $100,000 of which AVANT recognized as revenue in 2002. The annual license fee was recognized as revenue on a straight line basis over the year. On August 5, 2005, AVANT received notice from DVC of termination of the license agreement, effective November 5, 2005.

        In January 2003, AVANT was awarded a subcontract by DVC in the amount of $2.5 million to develop for the U.S. Department of Defense an oral combination vaccine against anthrax and plague using AVANT's proprietary vaccine technologies. As of December 31, 2007, AVANT had received a number of additional subcontract modifications from DVC to support further development and pre-clinical animal testing of vaccine constructs of anthrax and plague vaccine candidates. Total contract funding awarded by DVC totaled approximately $12 million. Payments under the subcontract agreement were made on a time and materials basis and receipt of the full amount was conditioned upon the project being fully funded through completion and AVANT performing and continuing to demonstrate that it has the capability to perform the funded work. As a result of AVANT's restructuring in April 2007, the Company discontinued investing its resources in biodefense research and development activities. For the years ended December 31, 2007, 2006 and 2005, AVANT recognized $250,491, $1,157,381 and $2,408,936, respectively, in government contract revenue from DVC. Through December 31, 2007, AVANT had received approximately $9.7 million in payments under the various subcontract agreements, all of which related to approved subcontract awards. These agreements expired in 2007.

  (D) Inflazyme Pharmaceuticals Ltd. ("Inflazyme", formerly AdProTech, Ltd ("AdProTech"))

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

  (E) Select Vaccines Limited ("Select Vaccines")

        In February 2007, AVANT entered into a research and development partnership with Select Vaccines, a public Australian biotechnology company, focused on the use of Select Vaccines' virus-like particles ("VLPs") as a platform technology for the development of viral vaccines. Research and development efforts initially targeted the development of vaccines against influenza, including both epidemic and pandemic forms of vaccine. Under the terms of the agreement, AVANT made an upfront equity investment of $735,000 in Select Vaccines and would fund influenza vaccine research and development for two years, as well as provide payments to Select Vaccines for the achievement of

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

9. PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

specific preclinical and clinical development milestones. On November 1, 2007, AVANT notified Select Vaccines that, effective December 31, 2007, AVANT for strategic reasons was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines.

        AVANT has classified its equity investment in Select Vaccines shares as available for sale securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"). In accordance with FAS115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income (expense).

        During the quarter ended September 30, 2007, AVANT recognized $158,095 for the impairment of its investment in Select Vaccines that was determined to be other-than-temporary. In assessing whether the decline in fair value of the investment was other-than-temporary, AVANT has determined that it did not have sufficient positive evidence to conclude that the decline was temporary. During the quarter ended December 31, 2007, AVANT recorded other comprehensive income of $70,084 related to unrealized gains in its investment in Select Vaccines.

10. OTHER LONG-TERM LIABILITIES

        This account includes the following:

	December 31, 2007	December 31, 2006
Gross
Deferred Rent—Tenant Allowance	$3,403,018	$2,716,617
Deferred Rent—Straight-line	267,068	183,842
Loan Payable	982,240	1,070,914
Note Payable	515,733	671,359

	$5,168,059	$4,642,732

Current Portion
Deferred Rent—Tenant Allowance	$365,377	$245,377
Deferred Rent—Straight-line	—	7,014
Loan Payable	75,032	81,853
Note Payable	139,220	143,362

	$579,629	$477,606

Long-Term Portion	$4,588,430	$4,165,126

        In December 2003, AVANT entered into a Lease Agreement, and a Secured Promissory Note for an Equipment Loan with the Massachusetts Development Finance Agency ("MassDevelopment"), an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out a manufacturing facility in Fall River, Massachusetts.

  (A) Loan Payable

        Under the Lease Agreement, AVANT received a Specialized Tenant Improvement Allowance of $1,227,800 in 2004 to finance the build-out of the Fall River facility. Principal and interest payments of

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

10. OTHER LONG-TERM LIABILITIES (Continued)

the aggregate disbursement increments are due monthly using an amortization period of 15 years and an interest rate of 5.5% per annum.

        At December 31, 2007, AVANT has recorded leasehold improvement assets of $1,227,800 in 2004 and currently has a loan payable of $982,240 to MassDevelopment, of which $75,032 is classified as current and $907,208 as long-term. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the loan payable is approximately $727,500 at December 31, 2007.

  (B) Note Payable

        Under the Secured Promissory Note for an Equipment Loan, AVANT received $903,657 in 2004 from MassDevelopment to finance the purchases of equipment to be placed in the Fall River facility (the "Loan"). The Loan has a term of 84 months at an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book value of these collateralized assets at December 31, 2007 and 2006 was $655,810 and $769,855, respectively.

        At December 31, 2007, the balance of the note payable to MassDevelopment was $515,733, of which $139,220 is classified as current and $376,513 as long-term. Based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $481,800 at December 31, 2007.

	Loan Payable			Note Payable
	Principal	Interest	Total	Principal	Interest	Total
2008	$75,000	$48,500	$123,500	$139,200	$23,200	$162,400
2009	81,900	48,500	130,400	160,200	16,900	177,100
2010	81,900	43,900	125,800	169,400	7,800	177,200
2011	81,900	39,400	121,300	46,900	500	47,400
2012	81,900	34,900	116,800	—	—	—
Thereafter	579,600	115,900	695,500	—	—	—

Total Obligation	$982,200	$331,100	$1,313,300	$515,700	$48,400	$564,100

Less: Current Portion	75,000			139,200

Total Long-Term Portion	$907,200			$376,500

11. COMMITMENTS AND CONTINGENCIES

  (A) Commitments for the Renovations of the Needham Facility

        In November 2005, AVANT entered into a lease amendment which extended its lease of laboratory and office space in Needham, Massachusetts through April, 2017. The lease amendment called for the complete renovation of the Needham facility by the landlord and reduced AVANT's leased space to approximately 35,200 square feet. The projected costs for the tenant improvements portion of the renovations project are approximately $9.4 million. As an incentive for AVANT to enter into the lease amendment, the landlord agreed to contribute $3.6 million towards tenant improvement costs. The Company will record the full cost of the Needham renovation project as an asset and the amounts of

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

11. COMMITMENTS AND CONTINGENCIES (Continued)

landlord incentive will be recorded as deferred rent (included under "Other Long-Term Liabilities" account in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1 "Issues Related to Accounting for Leases." Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term when the renovation project is complete and will be classified as an operating activity in the Consolidated Statement of Cash Flows. AVANT has recorded a total of $3,600,000 in deferred rent related to the Needham landlord's tenant incentive allowance. In May 2007, AVANT began amortizing on a straight-line basis the tenant incentive allowance over the ten-year lease term and recorded a reduction in rent expense of $240,000 in the year ended December 31, 2007. At December 31, 2007, deferred rent of $3,360,000 related to the Needham landlord's tenant incentive allowance was recorded on the Consolidated Balance Sheet of which $360,000 is classified as current and $3,000,000 as long-term other liabilities. As of December 31, 2007, AVANT had made payments and accrued costs totaling approximately $9,411,217 towards the tenant improvements portion of the renovations project of which $547,246 remains unpaid as of December 31, 2007. Under this lease amendment, AVANT is obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the extension term. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2007 and 2006 for this facility were $1,911,088 and $2,274,738, respectively.

  (B) Commitments for the Renovations of the Fall River Facility

        In 2003, the Company reached agreement with MassDevelopment, an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term which expires in December 2010 and two renewal options of five years each. Management has determined that it is reasonably assured that AVANT will exercise one five-year renewal option. Therefore, AVANT is amortizing leasehold improvements made to the Fall River facility over the original lease term plus one five-year renewal term. In November 2005, AVANT amended the MassDevelopment lease to increase the rentable space to approximately 14,300 square feet at the Fall River facility. The landlord is providing a tenant incentive allowance of $49,740 against the cost of alterations and improvements required by AVANT to be made to the expanded space. At December 31, 2007, deferred rent of $43,019 related to the Fall River landlord's tenant incentive allowance was recorded on the Consolidated Balance Sheet of which $5,377 is classified as current and $37,642 as long-term. In December 2006, AVANT further amended the MassDevelopment lease to increase the rentable space to approximately 16,200 square feet at the Fall River facility. Aggregate rental payments including common area maintenance costs for the year ended December 31, 2007 and 2006 for this facility were $366,654 and $293,670, respectively.

  (C) Commitments for the Overland, Missouri Facility

        AVANT ceased operations at its Overland, Missouri facility near St. Louis and vacated the premises upon expiration of the lease at September 30, 2007. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2007 and 2006 for this facility were $127,126 and $161,460, respectively.

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

11. COMMITMENTS AND CONTINGENCIES (Continued)

  (D) Commitments for the Operating Leases

        Obligations for base rent under these and other non-cancelable operating leases as of December 31, 2007 are approximately as follows:

Year ending December 31,
2008	$1,780,891
2009	1,855,924
2010	1,912,197
2011	1,968,023
2012	2,019,743
2013 and thereafter	8,996,647

Total minimum lease payments	$18,533,425

        Our total rent for all operating leases was approximately $2,457,968, $2,781,551, and $2,491,274 for the years ended December 31, 2007, 2006 and 2005, respectively.

12. DEFERRED SAVINGS PLAN

        Under section 401(k) of the Internal Revenue Code of 1986, as amended, the Board of Directors adopted, effective May 1990, a tax-qualified deferred compensation plan for employees of AVANT. AVANT may, at its discretion, make contributions to the plan each year matching up to 1% of the participant's total annual salary. AVANT contributions amounted to $46,100, $47,300 and $38,700 for the years ended December 31, 2007, 2006 and 2005, respectively.

13. RESTRUCTURING

        On April 16, 2007, AVANT initiated restructuring activities to reduce ongoing operational costs, following an extensive review of its operations and cost structure. The restructuring aimed to increase the focus of AVANT's resources upon key programs and core operational capabilities and to lower the Company's overall cost structure. The Company will concentrate its focus on building an enhanced portfolio of viral and bacterial vaccines for global health and travelers around the Company's core technologies, as well as its unique development and manufacturing capabilities. AVANT will no longer invest in biodefense research and development activities or further invest in clinical trials for its cardiovascular programs.

        The restructuring resulted in a workforce reduction of approximately 30%. AVANT also exited from its St. Louis-based research facility at September 30, 2007 when the lease term expired and has moved all essential research activities to its Needham, MA headquarters. The restructuring charges consisted of severance, payroll tax and extended benefits costs for terminated employees, as well as, salary continuation and retention bonus costs for certain St. Louis employees retained during the transition and closing process for the St. Louis facility. During the twelve-month period ended December 31, 2007, restructuring charges of $765,204 were recorded, of which $754,877 were recorded as research and development and $10,327 were recorded as general and administrative expense. Of the restructuring charge, $384,116 related to St. Louis benefit arrangements and $381,088 related to Needham and Fall River benefit arrangements. During the twelve months ended December 31, 2007,

AVANT IMMUNOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

13. RESTRUCTURING (Continued)

$600,134 of restructuring costs were paid out and a balance of $165,070 of accrued restructuring costs remained at December 31, 2007.

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2007	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Total revenue	$1,182,197	$1,009,396	$1,191,535	$1,719,802
Net loss	(5,626,279)	(5,505,246)	(5,253,481)	(5,253,755)
Basic and diluted net loss per common share(1)	(0.90)	(0.88)	(0.84)	(0.84)

2006	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Total revenue	$3,706,487	$505,479	$338,999	$380,132
Net loss	(2,970,991)	(5,670,299)	(5,520,567)	(6,212,075)
Basic and diluted net loss per common share(1)	(0.48)	(0.92)	(0.89)	(1.00)

(1)
Adjusted to reflect a reverse stock split of 1-for-12 effective March 7, 2008.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        AVANT maintains disclosure controls and procedures designed to ensure that information required to be disclosed in AVANT's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AVANT's disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, AVANT's Chief Executive Officer and Chief Financial Officer concluded that AVANT's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting.

        AVANT's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of AVANT's management, including AVANT's Chief Executive Officer and Chief Financial Officer, AVANT has conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, AVANT's Chief Executive Officer and Chief Financial Officer have concluded that AVANT's internal control over financial reporting was effective at December 31, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this Form 10-K.

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

Item 9B. OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding the Current Directors and Executive Officers of AVANT

        The following table sets forth the members of the Board of Directors of AVANT, their ages and the year in which each first became a director.

Directors	Age	Year First Became Director
Charles Schaller	71	2008
Herbert J. Conrad	75	2008
Larry Ellberger	59	2003
George O. Elston	43	2008
Karen Shoos Lipton	54	2001
Dr. Rajesh B. Parekh	47	2008
Harry H. Penner, Jr.	62	1997
Una S. Ryan, Ph.D.	65	1996

        The following biographical descriptions set forth certain information with respect to the directors and the executive officers who are not directors, based on information furnished to AVANT by each director and executive officer. The following information is correct as of December 31, 2007.

Directors

        Charles Schaller became the Chairman of the Board of Directors of AVANT upon consummation of the Merger with Celldex. Mr. Schaller had been a director of Celldex since November 2006. Mr. Schaller also has been a Director of Medarex, Inc., an affiliate of Celldex, since 1987, and was Chairman of the Medarex Board of Directors from 1987 to 1997. Since 1989, Mr. Schaller has been a chemical industry management consultant and, until June 2002, he served as a director of AstroPower, Inc., a publicly traded U.S. manufacturer of photo-voltaic (PV) products. Mr. Schaller is a graduate of Yale University and is a graduate of the program in management development at Harvard Business School.

        Herbert J. Conrad became a director of AVANT upon consummation of the Merger with Celldex. Mr. Conrad had been a director of Celldex since March 2004, is currently Chief Executive Officer of Sapphire Therapeutics. Mr. Conrad was the former president of Roche Pharmaceuticals in the United States until 1993. He served as chairman of the board of directors of GenVec, Inc. from 1996 to 2003, where he was the Chief Executive Officer from September 1996 to December 1996. He is a co-founder and former member of the board of directors of Reliant Pharmaceuticals. Mr. Conrad has served on the Boards of Dura, UroCor, Sicor, GenVec, and Bone Care International. Mr. Conrad has been a member of the board of directors of Savient Pharmaceuticals since 1994. He received B.S. and M.S. degrees from Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University.

        Larry Ellberger.    Mr. Ellberger has been a director of AVANT since August 2003. He is a Founder and Principal of Healthcare Ventures Associates, Inc., a consulting firm for the pharmaceutical, biotechnology and medical device industries. He was most recently Interim Chief Executive Officer of PDI, Inc., a diversified sales and marketing services provider to the biopharmaceutical, medical device and diagnostic industries. From 2000 to 2003, he was Senior Vice President of Powderject plc. He also served as a director of Powderject. Previously, Mr. Ellberger was an employee of W.R. Grace & Co. from 1995 to 1999, serving as Chief Financial Officer from 1996 and Senior Vice President, Strategic Planning and Development from 1995. From 1975 to 1995,

Mr. Ellberger held numerous senior executive positions at American Cyanamid Company, serving the last four years as Vice President, Corporate Development. Mr. Ellberger currently serves on the Board of Directors of Omrix BioPharmaceuticals, Inc. and Transpharma, Ltd.

        George O. Elston became a director of AVANT upon consummation of the Merger with Celldex. Mr. Elston had been a director of Celldex since March 2004 and is the former Vice President of Finance at EluSys Therapeutics, Inc., a privately held biopharmaceutical company located in New Jersey from May 2000 to September 2007. He was the chief financial officer of Trillium USA from February 1997 to April 2000 and C.R. Bard Inc. from 1991 to 1997. Prior to joining Bard, Mr. Elston was with Price Waterhouse. He received his B.B.A. in accounting from Pace University and is a Certified Public Accountant.

        Karen Shoos Lipton.    Ms. Lipton has been a director of AVANT since May 2001. Ms. Lipton was appointed Chief Executive Officer of the American Association of Blood Banks (dba AABB) in October 1994. Previously she has held senior positions at the American Red Cross since 1984, including Acting Senior Vice President, Biomedical Services (1993-1994) and Secretary and General Counsel (1990-1993). Prior to the American Red Cross, Ms. Lipton was a lawyer in private practice.

        Dr. Rajesh B. Parekh became a director of AVANT upon consummation of the Merger with Celldex. Dr. Parekh had been a director of Celldex since March 2004 and has been a General Partner at Advent Venture Partners (UK) since 2006. Prior to joining Advent, Dr. Parekh was an Entrepreneur-in-Residence at Abingworth Management Limited (UK) from 2003-2005. Dr. Parekh has also been a Visiting Professor at the University of Oxford. He was a co-founder and served as Chief Scientific Officer and Senior Vice President of Research and Development of Oxford GlycoSciences, plc (UK) from 1988 to 2003. Dr. Parekh was also chairman of Galapagos nv (Belgium) and currently serves on the boards of directors of ten companies including private companies in the United States and Europe and two public European companies. He received his B.A. and D. Phil. degrees in Biochemistry and Molecular Medicine from the University of Oxford.

        Harry H. Penner, Jr.    Mr. Penner has been a director of AVANT since January 1997 and became Chairman of Avant in 2007. He is Chairman and CEO of Nascent BioScience, LLC, a firm which has been instrumental in the founding and development of a number of new biotechnology companies, including Rib-X Pharmaceuticals, Inc., Marinus Pharmaceuticals, Inc., RHEI Pharmaceuticals, Inc., RxGen Inc., and MAK Scientific. He has served as BioScience Advisor to the Governor of the State of Connecticut, and as Chair of the Connecticut Board of Governors of Higher Education, CURE, the Connecticut BioScience Cluster, and the Connecticut Technology Council. From 1993 to 2001, Mr. Penner was President, CEO and a director of Neurogen Corporation. Previously, he served as Executive Vice President of Novo Nordisk A/S and President of Novo Nordisk of North America, Inc. from 1988 to 1993. From 1985 to 1988 he was Executive Vice President and General Counsel of Novo Nordisk A/S. He currently serves on the Boards of Altus Pharmaceuticals, Inc., Ikonisys, Inc., and Marinus Pharmaceuticals and he chairs the Boards of Rib-X Pharmaceuticals, Inc., RHEI Pharmaceuticals, and RxGen, Inc.

        Una S. Ryan, Ph.D.    Dr. Ryan has been Chief Executive Officer of AVANT since August 1996 and President, Chief Operating Officer and a director of AVANT since May 1996. Dr. Ryan joined us as Vice President, Research and Chief Scientific Officer in May 1993. She is also Research Professor of Medicine at the Whitaker Cardiovascular Institute of the Boston University School of Medicine. Prior to joining AVANT, Dr. Ryan was Director of Health Sciences at Monsanto Company from January 1990 to November 1992 and Research Professor of Surgery, Medicine and Cell Biology at Washington University School of Medicine from 1990 to 1993. Dr. Ryan is a member of the Governing Body of Biotechnology Industry Organization's ("BIO") Emerging Companies Section and serves on the Board of BIO and she is the former Chairman of the Massachusetts Biotechnology Council. She is currently a director of Albany Molecular Research, Inc. and IQuum, Inc.

Executive Officers

        The following persons are currently executive officers who are not directors of AVANT. Officers are elected annually by the Board of Directors until their successors are duly elected and qualified.

Name of Individual	Age	Position and Office
Anthony S. Marucci	45	Executive Vice President, Corporate Development
Avery W. Catlin	59	Senior Vice President, Chief Financial Officer and Secretary
Dr. Tibor Keler	45	Senior Vice President and Chief Scientific Officer
Dr. Thomas Davis	44	Senior Vice President and Chief Medical Officer
Dr. Ronald C. Newbold	45	Senior Vice President, Business Development
Henry C. Marsh, Jr., Ph.D.	56	Vice President, Research
Taha Keilani, M.D.	52	Vice President, Medical and Regulatory Affairs

        Anthony S. Marucci became Executive Vice President, Corporate Development of AVANT upon consummation of the Merger with Celldex. Mr. Marucci had been Celldex's Acting Chief Executive Officer since October 2007 and its Vice President, Chief Financial Officer, Treasurer and Secretary since May 2003. In addition, he was Treasurer of Medarex from December 1998 to March 2004. Mr. Marucci held a series of senior financial positions at Medarex since December 1998. Mr. Marucci received his M.B.A. from Columbia University.

        Avery W. Catlin.    Mr. Catlin joined AVANT in January 2000. Prior to joining AVANT, he served as Vice President, Operations and Finance, and Chief Financial Officer of Endogen, Inc., a public life science research products company, from 1996 to 1999. From 1992 to 1996, Mr. Catlin held various financial positions at Repligen Corporation, a public biopharmaceutical company, serving the last two years as Chief Financial Officer. Earlier in his career, Mr. Catlin held the position of Chief Financial Officer at MediSense, Inc., a Massachusetts-based medical device company.

        Dr. Tibor Keler became Senior Vice President and Chief Scientific Officer of AVANT upon consummation of the Merger with Celldex. Dr. Keler had been Celldex's Vice President, Research and Discovery and Chief Scientific Officer since May 2003. In addition, he was Senior Director of Preclinical Development and Principal Scientist at Medarex, Inc. from September 1993 to March 2004. While at Medarex, he was responsible for the development of Celldex's technology and products, as well as for the preclinical development and testing of numerous Medarex products now in Phase II clinical trials. Dr. Keler received his Ph.D. in Microbiology from the University of Pennsylvania.

        Thomas Davis, MD became Senior Vice President and Chief Medical Officer of AVANT upon consummation of the Merger with Celldex. Dr. Davis was Vice President of Clinical Development and Chief Medical Officer of Celldex. Dr. Davis was formerly Chief Medical Officer at GenVec, and Senior Director of Clinical Science at Medarex. He has supervised clinical efforts in adult hematologic malignancies and marrow transplantation and therapeutic antibodies at the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI) and worked with Dr. Ron Levy on the development of rituximab and idiotype vaccines at Stanford University.

        Ronald C. Newbold, Ph.D.    became Senior Vice President, Business Development of AVANT upon consummation of the Merger with Celldex. Dr. Newbold was Vice President of Business Development of Celldex. Previously, Dr. Newbold was Executive Vice President of Commercial Operations for Sentigen Biosciences (recently sold to Invitrogen), following his prior position as Senior Director of Strategic Research Initiatives at Merck & Company, where he led Merck's Technology Licensing group from 1996-2004. Prior to joining Merck as a medicinal chemist in 1991, Dr. Newbold was a postdoctoral fellow at Harvard University, following doctoral studies in synthetic organic chemistry at the University of Rochester. He received his MBA from Columbia University.

        Henry C. Marsh, Jr., Ph.D.    Dr. Marsh joined AVANT as Senior Scientist in 1986 and has been Vice President, Research since May 1998. Prior to joining AVANT, he was employed as a scientist at Abbott Laboratories of North Chicago and the Research Triangle Institute in North Carolina.

        Taha Keilani, M.D.    Dr. Keilani joined AVANT in June 2004 as Vice President of Medical and Regulatory Affairs. Prior to joining AVANT, Dr. Keilani had more than eighteen years of clinical research experience in the pharmaceutical and biotechnology industries and in academic research. His clinical development experience has been focused primarily in immunology and chronic inflammatory disease. Previously, he was Medical Director of Clinical Development and Regulatory Affairs at Serono, Inc. where he was project leader on three global development programs. Between 1996 and 2000, he was leading the transplant research and development team at Fujisawa Healthcare, Inc. and before that he was Research Assistant Professor of Medicine at Northwestern University Medical School and VA Lakeside Medical Center in Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires AVANT's directors, officers and key employees, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish AVANT with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to such persons were satisfied.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the extent possible that our business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct and Ethics is publicly available on our website at www.avantimmune.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to our directors or executive officers, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.

The Board of Directors and Its Committees

        Board of Directors.    AVANT is currently managed by an eight member Board of Directors, a majority of whom are independent of our management. During 2007, three members of our Board of Directors resigned. Our Board of Directors met eight times in 2007. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors (held during the period for which such directors served on the Board of Directors) and (ii) the total number of meetings of all committees of our Board of Directors on which the Director served (during the periods for which the director served on such committee or committees). Our annual meeting of stockholders is generally held to coincide with one of the Board's regularly scheduled meetings. AVANT does not have a formal policy requiring members of the Board of Directors to attend our annual meetings, although all directors typically attend the annual meeting. Each of the then current directors attended the 2007 annual meeting of stockholders.

        Audit Committee.    The Board of Directors has established an Audit Committee currently consisting of Larry Ellberger, Chairman, Harry H. Penner, Jr., and Karen Shoos Lipton. During 2007, Peter A. Sears and Francis Cano also were members of the Audit Committee prior to their resignations. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of our internal accounting controls. Each member of the Audit Committee is "independent" as that term is defined in the rules of the Securities and Exchange Commission and the applicable NASDAQ listing standards. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board has designated Larry Ellberger as an "audit committee financial expert," as defined under the applicable rules of the Securities and Exchange Commission and the applicable NASDAQ listing standards. The Audit Committee met eight times during 2007. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.avantimmune.com.

        Compensation Committee.    The Board of Directors has established a Compensation Committee currently consisting of Karen Shoos Lipton, Chairman, Harry H. Penner, Jr. and Larry Ellberger. During 2007, Peter A. Sears, Alf Lindberg and Francis Cano also were members of the Compensation Committee prior to their resignations. The primary function of the Compensation Committee is to assist the Board in the establishment of compensation for the Chief Executive Officer and, upon her recommendation, to approve the compensation of other officers and senior employees and to approve certain other personnel and employee benefit matters. The Compensation Committee met four times during 2007. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.avantimmune.com.

        Nominating and Corporate Governance Committee.    The Board of Directors has established a Nominating and Corporate Governance Committee consisting of Karen Shoos Lipton, Chairman, and Harry H. Penner, Jr. Alf Lindberg, also was a member of the Nominating and Corporate Governance Committee in 2007 prior to his resignation. The primary function of the Nominating and Corporate Governance Committee is to assist the Board in reviewing, investigating and addressing issues regarding Board composition, policy and structure; membership on Board committees; and other matters regarding the governance of AVANT. The Nominating and Corporate Governance Committee met once during 2007. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.avantimmune.com. Each member of the Nominating and Corporate Governance Committee is "independent" as that term is defined in the rules of the Securities and Exchange Commission and the applicable NASDAQ listing standards.

        The process followed by the Nominating and Corporate Governance Committee to identify and evaluate candidates includes (i) the review of requests from Board members, management, members of the Nominating and Corporate Governance Committee, stockholders and other external sources; (ii) meetings from time to time to evaluate biographical information and background material relating to potential candidates to the Board; and (iii) interviews of selected candidates by members of the Committee and the Board. All nominees must have, at a minimum, high personal and professional integrity, exceptional ability and judgment, and be effective in collectively serving the long-term interests of all stockholders. Other qualifications that may be considered by the Committee are described in the Nominating and Corporate Governance Charter.

        Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names and background to the Secretary of AVANT at the address set forth below under "Stockholder Communications." All such recommendations will be forwarded to the Nominating and Corporate Governance Committee, which will review and consider only such recommendations if appropriate biographical and other information is provided, as described below, on a timely basis. All securityholder recommendations for director candidates must be submitted to AVANT not less than 120 calendar days prior to the date on which AVANT's proxy statement was released to stockholders in connection with the previous year's annual meeting, and must include the following information:

  •
  the name and address of record of the securityholder;

  •
  a representation that the securityholder is a record holder of AVANT's securities, or if the securityholder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934;

  •
  the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the proposed director candidate;

  •
  a description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications and other criteria for Board membership approved by the Board from time to time and set forth in the Nominating and Corporate Governance Committee's written charter;

  •
  A description of any arrangements or understandings between the securityholder and the proposed director candidate; and

  •
  The consent of the proposed director candidate to be named in the proxy statement relating to AVANT's annual meeting of stockholders and to serve as a director if elected at such annual meeting.

        Assuming that appropriate information is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by Board members or other persons, as described above and as set forth in its written charter.

Item 11.    EXECUTIVE COMPENSATION

Overview

        We believe that the compensation of our executive officers should focus executive behavior on the achievement of near-term corporate targets as well as long-term business objectives and strategies. We place significance on the data reported in the 2006 executive compensation survey of over 400 biotechnology companies independently prepared by Aon-Radford and on pay-for-performance compensation programs, which reward our executives when we achieve certain financial and business goals and create stockholder value. We use a combination of base salary, annual cash incentive compensation programs, a long-term equity incentive compensation program and a broad based benefits program to create a competitive compensation package for our executive management team. We describe below our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer and our other executive officers, who are collectively referred to as our named executive officers.

Administration and Objectives of Our Executive Compensation Program

        The Compensation Committee of the Board of Directors, which is comprised of non-employee directors, is responsible for establishing and administering the policies governing the compensation of AVANT's employees, including salary, bonus and stock option grants. The policy of the Compensation Committee is to compensate our employees with competitive salaries based on their level of experience and job performance. All permanent employees, including executive officers, are eligible for annual bonus awards based on achievement of AVANT's strategic corporate goals, and participation in our stock option program. The bonus awards and stock option grants are made in accordance with the AVANT Performance Incentive Plan and 1999 Stock Option and Incentive Plan. The Compensation Committee is also responsible for the administration of our 2004 Employee Stock Purchase Plan, in which employees participate on a voluntary basis.

        Our compensation committee has designed our overall executive compensation program to achieve the following objectives:

  •
  attract and retain talented and experienced executives

  •
  motivate and reward executives whose knowledge, skills and performance are critical to our success

  •
  provide a competitive compensation package that aligns the interests of our executive officers and stockholders by including a significant variable component which is weighted heavily towards performance-based rewards, based upon achievement of pre-determined goals

  •
  ensure fairness among the executive management team by recognizing the contributions each executive makes to our success

  •
  foster a shared commitment among executives by aligning AVANT's and their individual goals, and

  •
  compensate our executives to manage our business to meet our near-term and long-term objectives

        We use a mix of short-term compensation (base salaries and cash incentive bonuses) and long-term compensation (equity incentive compensation) to provide a total compensation structure that is designed to achieve these objectives. We determine the percentage mix of compensation structures that we think is appropriate for each of our executive officers. In general, the Compensation Committee believes that a substantial percentage of the compensation of our executive officers should be performance based. The Compensation Committee uses its judgment and experience and the recommendations of the chief executive officer (except for her own compensation) to determine the appropriate mix of compensation for each individual.

        In determining whether to adjust the compensation of any one of our executive officers, including our named executive officers, we annually take into account the changes, if any, in the following:

  •
  market compensation levels

  •
  the contributions made by each executive officer

  •
  the performance of each executive officer

  •
  the increases or decreases in responsibilities and roles of each executive officer

  •
  the business needs for each executive officer

  •
  the relevance of each executive officer's experience to other potential employers

  •
  the readiness of each executive officer to assume a more significant role within the organization

        In addition, with respect to new executive officers, we take into account their prior base salary and annual cash incentives, their expected contribution and our business needs. We believe that our executive officers should be fairly compensated each year relative to market pay levels within our industry and that there should also be internal equity among our executive officers.

Executive Compensation Components

        In order to both attract and retain experienced and qualified executives to manage AVANT, the Compensation Committee's policy on executive compensation is to (i) pay salaries which are competitive with the salaries of executives in comparable positions in the biotechnology industry, and (ii) allow for additional compensation upon achievement of goals under the Performance Incentive Plan and through the appreciation of stock-based incentive awards. This policy is designed to have a significant portion of each executive's total compensation be tied to AVANT's progress in order to incentivize the executive to fully dedicate himself or herself to achievement of corporate goals, and to align the executive's interest with those of our stockholders through equity incentive compensation.

        Our executive compensation program is primarily composed of base salary, annual incentive cash compensation payable on an annual basis and equity compensation. In addition, we provide our executives with benefits that are generally available to our salaried employees, including medical, dental, group life and accidental death and dismemberment insurance, short- and long-term disability coverage and our 401(k) plan. Within the context of the overall objectives of our compensation programs, we determined the specific amounts of compensation to be paid to each of our executives in 2007 based on a number of factors including:

  •
  our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities

  •
  the roles and responsibilities of our executives

  •
  the individual experience and skills of, and expected contributions from, our executives

  •
  the amounts of compensation being paid to our other executives

  •
  our executives' historical compensation at AVANT

        We discuss each of the primary elements of our executive compensation in detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs complement each other and collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.

        Base salary.    Each executive officer (except the chief executive officer whose performance is reviewed by the Compensation Committee) has an annual performance review with the chief executive officer who makes recommendations on salary increases, promotions and stock option grants to the Compensation Committee. We have historically established base salaries for each of our executives based on many factors, including average salary increases expected in the biotechnology industry in the Boston, Massachusetts area, competition in the marketplace to hire and retain executives, experiences of our Board members and leadership team with respect to salaries and compensation of executives in similarly situated companies in our industry and other similar industries, as well as additional factors which we believe enables us to hire and retain our leadership team in an extremely competitive environment. Our compensation committee annually reviews salary ranges and individual salaries for our executive officers.

        The base salaries paid to our named executive officers are set forth below in the summary compensation table. For the fiscal year ended December 31, 2007, the annual base salaries of our president and chief executive officer, chief operating officer, chief financial officer, senior vice president of research and development, vice president of research and vice president, medical and regulatory affairs were $440,000, $285,000, $251,121, $161,046, $201,899 and $254,719, respectively. These salaries represent an average increase of approximately 5.5% over the 2006 fiscal year base salaries of these executive officers, excluding the senior vice president of research and development who resigned from AVANT effective July 31, 2007. The salaries in 2007 were either at or slightly above the fiftieth percentile of the salaries paid to persons in comparable positions using an independently prepared 2006 employee compensation survey of over 400 biotechnology companies. We believe that the base salaries paid to our executive officers during our fiscal year ended December 31, 2007 achieve our executive compensation objectives and are comparable to similarly situated companies.

        Performance Incentive Plan.    We have designed our performance plan program to reward our executive officers upon the achievement of certain annual revenue, cash flow, research, clinical development, regulatory and business development goals, as approved in advance by our compensation committee and the board of directors. The bonus award is based on achievement of AVANT's corporate goals which are set at the beginning of each fiscal year and measured against performance at the end of the year by AVANT in accordance with the Performance Incentive Plan. For 2007, the corporate goals were applicable to all employees, including the executive officers and included (i) overall strategic goals and (ii) goals applicable to our therapeutic programs. The corporate goals were allocated between specific product and financial performance targets. Our performance plan emphasizes pay-for-performance and is intended to closely align executive compensation with achievement of certain operating results and an increase in stockholder value. The compensation committee and the board of directors communicate the bonus criteria to all employees, including the named executive officers, at the beginning of the fiscal year. The performance goals and bonus criteria established by the compensation committee under the Performance Incentive Plan are designed to require significant effort and operational success on the part of our executives and AVANT for achievement. We measure such bonus criteria against actual operating results on an annual basis.

        Equity Compensation.    We also use stock options and equity-based incentive programs to attract, retain, motivate and reward our executive officers. Through our equity-based grants, we seek to align the interests of our executive officers with our stockholders, reward and motivate both near-term and long-term executive performance and provide an incentive for retention. Our decisions regarding the amount and type of equity incentive compensation and relative weighting of these awards among total executive compensation have been based on our understanding of market practices of similarly situated companies and our negotiations with our executives in connection with their initial employment or promotion.

        Our recent practice has been to grant equity-based awards to our executive officers, if any at all, on an annual basis. All such grants are subject to approval by the Compensation Committee at a regularly scheduled meeting during the year. The date of grant and the fair market value of the award are based upon the date of the Compensation Committee meeting approving such grant. When granting stock options, the Compensation Committee considers a number of factors in determining the amount of equity incentive awards, if any, to grant to our executives, including:

  •
  the existing levels of stock ownership among the executive officers relative to each other and to our employees as a whole

  •
  previous grants of stock options to such executive officers

  •
  vesting schedules of previously granted options

  •
  the performance of the executives and their contributions to our overall performance

  •
  an outside survey of stock option grants and restricted common stock awards in the biotechnology industry

  •
  an internally prepared survey of similarly situated biotechnology companies' proxy statements

  •
  personal knowledge of the Compensation Committee members regarding executive stock options and restricted common stock awards at comparable companies

  •
  the impact of stock option awards on our results of operations and

  •
  the amount and percentage of our total equity on a diluted basis held by our executives

        Equity compensation awards to our named executive officers primarily consists of stock option awards. Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with AVANT. Stock options are earned on the basis of continued service to us and generally vest over four years, beginning with 25% vesting one year after the date of grant, then pro-rata vesting annually thereafter.

        All historical option grants were made at what our Compensation Committee and board of directors determined to be the fair market value of our shares of our common stock on the respective grant dates. In January 2007, we granted to our president and chief executive officer, chief operating officer, chief financial officer, senior vice president of research and development, vice president of research and vice president, medical and regulatory affairs options to purchase 50,000, 40,000, 25,000, 25,000, 12,000 and 15,000 shares, respectively. In September 2005, November 2004 and September 2003, AVANT also awarded Restricted Stock Units to Dr. Ryan and recorded non-cash deferred compensation amounting to $270,000, $832,000 and $1,104,000, respectively. On September 21, 2006, AVANT's Board of Directors modified these Restricted Stock Units to provide that they vest in their entirety upon the earlier of the sale of AVANT or Dr. Ryan's retirement at or after age 65. We recognize stock-based compensation expense under SFAS 123R using the fair-value based method for all awards granted on or after the date of our adoption and these values have since been reflected in our consolidated financial statements. Accordingly, the extent and value of our stock-based awards to our executive officers and other employees and directors have a direct effect on the calculation of our operating profit margin, a principal component of variable compensation under our performance plan.

        In April 2007, we adopted an equity grant policy for 2007 that formalizes how we grant equity awards by setting a regular schedule for grants, outlining grant approval requirements and specifying how awards are priced. We believe that this policy will enable us to avoid any option backdating issues or concerns that our awards were timed to precede or follow our release or withholding of material non-public information.

Other Benefits

        We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and accidental death and dismemberment insurance, short- and long-term disability coverage and our 401(k) plan, in each case on the same basis as other employees. We provide a matching contribution under our 401(k) plan.

Summary Compensation Table

Name and Principal Position	Years	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Una S. Ryan, Ph.D. President and Chief Executive Officer	2007 2006	440,000 415,000	123,200 73,040	— 1,225,000	12,266 26,250	— —	— —	2,700 2,700	454,966 1,741,990
M. Timothy Cooke, Ph.D.(5) Chief Operating Officer	2007 2006	285,000 262,500	49,875 28,875	— —	117,524 107,199	— —	— —	420 420	402,944 398,994
Avery W. Catlin Senior Vice President and Chief Financial Officer	2007 2006	251,121 241,462	35,818 21,249	— —	15,615 12,008	— —	— —	2,700 2,680	269,436 277,399
Ronald W. Ellis(6) Senior Vice President, Research and Development	2007 2006	161,046 224,519	— 22,000	— —	78,137 67,534	— —	— —	350 550	239,533 314,603
Henry C. Marsh, Jr., Ph.D.(7) Vice President, Research	2007 2006	201,899 194,134	28,266 17,084	— —	7,503 7,129	— —	— —	2,504 2,408	211,906 220,755
Taha Keilani, M.D.(7) Vice President, Medical and Regulatory Affairs	2007 2006	254,719 244,923	35,000 21,553	— —	22,716 18,766	— —	— —	2,520 2,520	279,955 287,762

(1)
The amounts in the Bonus column include annual bonus amounts earned in 2007 and 2006 under AVANT's Performance Incentive Plan.

(2)
This amount relates to the modification during 2006 of prior awards. No new awards were made to Dr. Ryan in 2006. See "Compensation Discussion and Analysis—Executive Compensation Components—Equity Compensation." The amount represents non-cash deferred compensation recognized under SFAS 123R as a result of the modification in September 2006 of Restricted Stock Unit awards made to Dr. Ryan in September 2003, November 2004 and September 2005 to provide that they vest in their entirety upon the earlier of the sale of AVANT or Dr. Ryan's retirement at or after age 65. Insofar as Dr. Ryan reached age 65 in 2006, under SFAS 123R the entire unamortized fair value of the modified awards ($1,225,000) had to be recognized in 2006 even though Dr. Ryan continues to be an executive officer of AVANT. The Restricted Stock Unit awards made to Dr. Ryan were settled for stock on a one-for-one basis upon the consummation of the Merger on March 7, 2008.

(3)
The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with FAS 123(R), (excluding the impact of estimated forfeitures related to service-based vesting conditions), for awards pursuant the AVANT 1999 Stock Option and Incentive Plan, and thus may include amounts attributable to awards granted during and before 2007 and 2006. Assumptions made in the calculation of these amounts are included in Note 5. These numbers do not reflect the 1-for-12 reverse stock split effected on March 7, 2008.

(4)
The amounts listed in the All Other Compensation column includes AVANT's matching contribution to the 401(k) Savings Plan of each named executive officer and premiums paid for life insurance under AVANT's nondiscriminatory group plan for each named executive officer.

(5)
Dr. Cooke joined AVANT on August 1, 2004. Dr. Cooke resigned from AVANT effective February 11, 2008.

(6)
Dr. Ellis joined AVANT on January 23, 2006. Dr. Ellis resigned from AVANT effective July 31, 2007.

(7)
Drs. Marsh and Keilani are no longer executive officers of AVANT, effective upon the consummation of the Merger with Celldex.

Grants of Plan-Based Awards

        The following table provides information on stock options, restricted stock units and performance stock units granted in 2007 and 2006 to each of AVANT's named executive officers. The numbers below do not reflect the 1-for-12 reverse stock split effected on March 7, 2008.

GRANTS OF PLAN-BASED AWARDS

Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Market Price on Date of Grant (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Una S. Ryan, Ph.D.	01/05/07		50,000				1.36	1.35	49,195
M. Timothy Cooke, Ph.D.	01/05/07 01/06/06		40,000 100,000				1.36 2.04	1.35 2.08	39,356 152,740
Avery W. Catlin	01/05/07 01/06/06		25,000 25,000				1.36 2.04	1.35 2.08	24,598 38,185
Ronald W. Ellis, Ph.D.	01/05/07 01/23/06		25,000 200,000				1.36 1.93	1.35 1.94	24,598 288,500
Henry C. Marsh, Jr., Ph.D.	01/05/07 01/06/06		12,000 12,000				1.36 2.04	1.35 2.08	11,807 18,329
Taha Keilani, M.D.	01/05/07 01/06/06		15,000 50,000				1.36 2.04	1.35 2.08	14,759 76,370

(1)
The exercise price of the option awards differs from the market price on the date of grant. The exercise price is determined based on the average of the high and low price of AVANT's common stock on the date of grant, while the market price on the date of grant is the closing price of AVANT's common stock on that date.

(2)
The grant date fair value is generally the amount AVANT would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards

        The following table sets forth certain information regarding the stock option grants and stock awards to the named executive officers at the end of fiscal 2007. The numbers below do not reflect the 1-for-12 reverse stock split effected on March 7, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—DECEMBER 31, 2007

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Una S. Ryan, Ph.D.	100,000			$1.97	02/09/2008
	100,000			$1.88	01/04/2009
	250,000			$1.31	05/06/2009
	165,000			$2.41	01/06/2010
	80,000			$8.53	11/17/2010
	100,000			$2.99	11/08/2011
	100,000			$1.14	01/02/2013
	—	50,000

	895,000	50,000
M. Timothy Cooke, Ph.D.	150,000	50,000		$1.93	08/02/2014
	12,000			$2.08	01/03/2015
	25,000	75,000		$2.04	01/06/2016
	—	40,000		$1.36	01/05/2017

	187,000	165,000
Avery W. Catlin	200,000			$2.28	01/05/2010
	25,000			$2.99	11/08/2011
	5,000			$1.14	01/02/2013
	12,000			$2.77	01/02/2014
	12,000			$2.08	01/03/2015
	6,250	18,750		$2.04	01/06/2016
	—	25,000		$1.36	01/05/2017

	260,250	43,750
Henry C. Marsh, Jr., Ph.D.	24,000			$1.97	02/09/2008
	15,000			$1.67	12/09/2008
	25,000			$2.41	01/06/2010
	10,000			$8.53	11/17/2010
	10,000			$2.99	11/08/2011
	10,000			$1.14	01/02/2013
	12,000			$2.77	01/02/2014
	10,000			$2.08	01/03/2015
	3,000	9,000		$2.04	01/06/2016
	—	12,000		$1.36	01/15/2017

	119,000	21,000
Taha Keilani, M.D.	50,000			$2.59	06/07/2014
	12,000			$2.08	01/03/2015
	12,500	37,500		$2.04	01/06/2016
	—	15,000		$1.36	01/05/2017

	74,500	52,500

(1)
All options are exercisable in 25% annual increments beginning on the first anniversary of the date of grant.

Option Exercises and Stock Vested

        The following table sets forth certain information regarding the number of shares of restricted stock issued under the AVANT 1999 Stock Option and Incentive Plan that vested in fiscal 2007 and 2006 and the corresponding amounts realized by the named executive officers. The numbers below do not reflect the 1-for-12 reverse stock split effected on March 7, 2008.

OPTION EXERCISES AND STOCK VESTED

Option Awards
Stock Awards
Number of Shares Acquired on Exercise (#)
Name		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Una S. Ryan, Ph.D.	—	—	700,000	1,225,000
M. Timothy Cooke, Ph.D.	—	—	—	—
Avery W. Catlin	—	—	—	—
Henry C. Marsh, Jr., Ph.D.	—	—	—	—
Ronald W. Ellis, Ph.D.	—	—	—	—
Taha Keilani, M.D.	—	—	—	—

        In September 2005, November 2004 and September 2003, AVANT awarded Restricted Stock Units to Dr. Ryan and recorded non-cash deferred compensation amounting to $270,000, $832,000 and $1,104,000, respectively. On September 21, 2006, AVANT's Board of Directors modified these Restricted Stock Units to provide that they vest in their entirety upon the earlier of the sale of AVANT or Dr. Ryan's retirement at or after age 65. Dr. Ryan reached age 65 in December 2006. The Restricted Stock Unit awards made to Dr. Ryan were settled for stock on a one-for-one basis upon the consummation of the Merger on March 7, 2008.

Employment Agreements

        Dr. Ryan entered into an employment agreement with AVANT (the "agreement"), which was amended and restated as of August 20, 1998, amended as of December 23, 2002, September 18, 2003 and again as of October 19, 2007. The term of the agreement is for 13 months from the effective date of the merger, with rolling automatic one-year extensions. If prior to a change in control (as defined in the AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan), Dr. Ryan's employment is terminated by AVANT without cause (as defined in the agreement), Dr. Ryan will be eligible to receive a lump sum amount equal to one year's salary, at the rate then in effect, and continuation of group health plan benefits for a period of up to twelve (12) months. If within a year after a change in control, Dr. Ryan's employment is terminated by AVANT without cause or by Dr. Ryan for good reason (as defined in the agreement), or if a change in control occurs within one (1) year after Dr. Ryan is terminated without cause by AVANT, Dr. Ryan is entitled to receive a lump sum amount equal to three (3) times the base amount (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended) applicable to Dr. Ryan, less one dollar ($1.00). Such severance may be further reduced to the extent necessary to preserve AVANT's tax deduction. Further, if Dr. Ryan's employment is terminated by AVANT without cause or by Dr. Ryan for good reason at any time after the merger, or Dr. Ryan resigns or is terminated by AVANT or after the first anniversary of the merger for any reason, AVANT will pay Dr. Ryan a special retirement payment of $1,323,203. In September 2005, November 2004 and September 2003, AVANT also awarded Restricted Stock Units to Dr. Ryan and recorded non-cash deferred compensation amounting to $270,000, $832,000 and $1,104,000, respectively. On September 21, 2006, AVANT's Board of Directors modified these Restricted Stock Units to provide that they vest in their entirety upon the earlier of the sale of AVANT or Dr. Ryan's retirement at or after age 65. Dr. Ryan reached age 65 in December 2006. These units will be settled in shares of common stock of AVANT upon a change in control of AVANT.

        Dr. Cooke entered into a letter agreement with AVANT on June 10, 2004 (the "Letter Agreement"), which provides for AVANT's employment of Dr. Cooke, as a Senior Vice President of Commercial Development, beginning on June 21, 2004. Under the terms of the Letter Agreement, if (1) there has been a Change of Control of AVANT (as defined in the Letter Agreement) and Dr. Cooke's employment is thereafter terminated by Dr. Cooke for other than Good Reason (as defined in the Letter Agreement), or (2) there has been a Change of Control of AVANT and Dr. Cooke's employment is thereafter terminated for Cause (as defined in the Letter Agreement) by AVANT, death, Disability or Retirement (each as defined in the Letter Agreement), then no benefits shall be payable to Dr. Cooke. If Dr. Cooke's employment is terminated within one (1) year following a Change in Control of AVANT by Dr. Cooke for Good Reason or by AVANT other than for Cause, death, Disability or Retirement, then Dr. Cooke's benefits shall be those described in the Letter Agreement, including the continuance of Dr. Cooke's base salary for 12 months and a 100% vesting of all unvested options. On June 14, 2004, Dr. Cooke's employment terms were amended (the "Amended Letter Agreement") such that AVANT agreed to pay Dr. Cooke six months of severance (at the rate of his final base pay) if Dr. Cooke's employment is terminated by AVANT without cause. This Amended Letter Agreement provides that Dr. Cooke is employed on an at-will basis and also allows for Dr. Cooke to receive health and dental benefits during this severance period. Dr. Cooke was promoted to chief operating officer March 21, 2005 however, his employment terms pursuant to this Letter Agreement remained the same. Dr. Cooke resigned from AVANT on February 11, 2008.

        Mr. Catlin and Dr. Marsh have agreements with AVANT under which each is eligible for a severance payment of twelve months' base salary, continuation of health insurance benefits for twelve months and 100% vesting of all stock option grants in the event of his termination following a change-of-control, as defined in the AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan.

Pension Benefits

        None of our named executive officers participate in qualified or nonqualified defined benefit plans sponsored by AVANT.

Nonqualified Deferred Compensation

        None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination of Employment or Change in Control

        Certain of our named executive officers have provisions in their employment agreements regarding severance upon certain termination events or acceleration of stock options in the event of a change of control of AVANT or termination following a change of control. These severance and acceleration provisions are described in "Employment Agreements," and certain estimates of these change of control benefits are provided in the table below.

Una S. Ryan, Ph.D.

        The following table describes the potential payments and benefits upon employment termination for Una S. Ryan, president and chief executive officer, as if her employment terminated as of December 31, 2007, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation no for good reason		Voluntary resignation for good reason		Termination by AVANT not for cause	Termination by AVANT for cause	Voluntary termination by the executive for good reason or termination by AVANT without cause in connection with or following change of control
Base salary	$—	(1)	$—	(1)	$440,000	$—	$1,249,000
Equity Awards Acceleration	—		—		—	—	—
Continuation of Health Benefits	—		—		11,128	—	—
Total	$—		$—		$451,128	$—	$1,249,000

(1)
AVANT is only required to pay Dr. Ryan an amount equal to her salary pro-rated for the period of time for which AVANT waives the 60 days prior notice of termination as required under the agreement.

M. Timothy Cooke, Ph.D.

        The following table describes the potential payments and benefits upon employment termination for M. Timothy Cooke, chief operating officer, as if his employment terminated as of December 31, 2007, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation no for good reason	Voluntary resignation for good reason	Termination by AVANT not for cause	Termination by AVANT for cause	Voluntary termination by the executive for good reason or termination by AVANT without cause in connection with or following change of control
Base salary	$—	$—	$142,500	$—	$285,000
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	—	6,108	—	12,216
Total	$—	$—	$148,608	$—	$297,216

Avery W. Catlin

        The following table describes the potential payments and benefits upon employment termination for Avery W. Catlin, chief financial officer, as if his employment terminated as of December 31, 2007, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation no for good reason	Voluntary resignation for good reason	Termination by AVANT not for cause	Termination by AVANT for cause	Voluntary termination by the executive for good reason or termination by AVANT without cause in connection with or following change of control
Base salary	$—	$—	$—	$—	$251,121
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	—	—	—	12,216
Total	$—	$—	$—	$—	$263,337

Henry C. Marsh, Jr., Ph.D.

        The following table describes the potential payments and benefits upon employment termination for Henry C. Marsh, Jr., Ph.D., vice president, research, as if his employment terminated as of December 31, 2007, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation no for good reason	Voluntary resignation for good reason	Termination by AVANT not for cause	Termination by AVANT for cause	Voluntary termination by the executive for good reason or termination by AVANT without cause in connection with or following change of control
Base salary	$—	$—	$—	$—	$201,899
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	—	—	—	12,216
Total	$—	$—	$—	$—	$214,115

Director Compensation

        Directors who are not employees of AVANT are each entitled to receive a retainer fee of $20,000 each fiscal year, with the Chairman of the board of directors receiving $30,000. Each board committee Chairman receives an annual additional retainer fee of $5,000 and an option to purchase 2,500 shares of common stock, with the Audit Committee Chairman receiving $10,000 and an option to purchase 5,000 shares of common stock. In addition, each non-employee director is entitled to receive $2,000 for attendance at each meeting in person and $1,000 for each telephonic meeting of the board of directors and $1,000 for attendance at each meeting in person and $500 for each telephonic meeting of a board committee. The AVANT 1999 Stock Option and Incentive Plan provides for annual automatic grants to each independent director of an option to purchase 10,000 shares of common stock with vesting after one year, a ten year term, and an exercise price equal to the fair market value of the common stock on the day of grant. As of January 16, 2008, the current independent directors had the following stock options outstanding: Harry H. Penner, Jr.—100,000, Karen Shoos Lipton—78,500, and Larry Ellberger—65,000.

        This table summarizes the annual cash compensation for AVANT's non-employee directors during 2007.

DIRECTOR COMPENSATION—2007

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
J. Barrie Ward(2)	2,625	—	4,785	—	—	—	7,410
Harry H. Penner, Jr.	43,750	—	8,999	—	—	—	52,749
Peter A. Sears(3)	38,000	—	10,116	—	—	—	48,116
Karen Shoos Lipton	38,125	—	9,227	—	—	—	47,352
Larry Ellberger	42,750	—	10,116	—	—	—	52,866
Alf Lindberg(4)	27,625	—	8,339	—	—	—	35,964
Francis Cano(5)	30,125	—	9,227	—	—	—	39,352

(1)
The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), (excluding the impact of estimated forfeitures related to service-based vesting conditions), for awards pursuant the AVANT 1999 Stock Option and Incentive Plan, and thus may include amounts attributable to awards granted during and before 2007 and 2006. Assumptions made in the calculation of these amounts are included in Note 5. These numbers do not reflect the 1-for-12 reverse stock split effected on March 7, 2008.

(2)
Dr. Ward resigned from the Board of Directors effective April 17, 2007.

(3)
Mr. Sears resigned from the Board of Directors effective November 26, 2007.

(4)
Dr. Lindberg resigned from the Board of Directors effective January 15, 2008.

(5)
Dr. Cano resigned from the Board of Directors effective October 16, 2007.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors was composed at various times during the year by the following six non-employee directors: Messrs. J. Barrie Ward, Francis Cano, Peter A. Sears, Harry H. Penner, Jr. and Alf Lindberg and Ms. Karen Shoos Lipton. None of these Compensation Committee members was an officer or employee of AVANT during the year. Dr. Ward was formerly an employee of AVANT and was a consultant for AVANT until December 31, 2004. Dr. Ward did not participate in actions or discussions with respect to his own compensation. No Compensation Committee interlocks between AVANT and another entity existed.

REPORT OF THE AVANT COMPENSATION COMMITTEE*

        The Compensation Committee of AVANT has reviewed the Compensation Discussion and Analysis with management and based on a review of the Compensation Discussion Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Karen Shoos Lipton, Chairman Harry H. Penner, Jr. Larry Ellberger

*
The foregoing report of the Compensation Committee is not to be deemed "soliciting material" or deemed to be "filed" with the Securities and Exchange Commission (irrespective of any general incorporation language in any document filed with the Securities and Exchange Commission) or subject to Regulation 14A of the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into a document filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007 regarding shares of common stock of AVANT that may be issued under our existing equity compensation plans, including AVANT's 1999 Stock Option and Incentive Plan (the "1999 Plan") and AVANT's 1994 Employee Stock Purchase Plan (the "1994 Plan"). Footnote (4) to the table sets forth the total number of shares of common stock of AVANT issuable upon the exercise of assumed options as of December 31, 2007, and of assumed options and warrants as of August 21, 1998, and the weighted average exercise price of these options and warrants.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	2,830,728	(3)	$2.29	863,675	(4)

(1)
Does not include any Restricted Stock as such shares are already reflected in AVANT's outstanding shares.

(2)
Consists of the 1999 Plan and the 1994 Plan.

(3)
Does not include purchase rights accruing under the 1994 Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period and does not reflect the 1-for-12 reverse stock split effected on March 7, 2008.

(4)
Includes shares available for future issuance under the 1994 Plan.

AVANT Principal Stockholders

        The following table sets forth the amount of common stock beneficially owned as of January 17, 2008 by the following people and does not reflect the 1-for-12 reverse stock split effected on March 7, 2008:

  •
  each director and nominee for director;

  •
  the chief executive officer and the other most highly compensated executive officers whose total salary and bonus exceeded $100,000 during 2007;

  •
  all directors and officers as a group; and

  •
  each person known by AVANT to hold more than 5% of our outstanding common stock.

Name and Business Address of Beneficial Owners*	Amount and Nature of Beneficial Ownership(1)		Percentage of Common Stock(2)
Directors and Executive Officers
Una S. Ryan, Ph.D.	2,026,213	(3)	2.73%
Harry H. Penner, Jr.	90,000	(4)	**
Karen Shoos Lipton	70,000	(5)	**
Larry Ellberger	50,000	(6)	**
M. Timothy Cooke, Ph.D.	187,000	(7)	**
Avery W. Catlin	281,750	(8)	**
Henry C. Marsh, Jr., Ph.D.	124,835	(9)	**
Taha Keilani, M.D.	76,000	(10)	**
All Directors and Executive Officers as a group
(Consisting of 8 persons)	2,905,798	(11)	3.92%

*
Unless otherwise indicated, the address is c/o AVANT Immunotherapeutics, Inc., 119 Fourth Avenue, Needham, Massachusetts 02494-2725.

**
Less than 1%.

(1)
Unless otherwise indicated, the persons shown have sole voting and investment power over the shares listed.

(2)
Common stock includes all outstanding common stock plus, as required for the purpose of determining beneficial ownership (in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended), all common stock subject to any right of acquisition, through exercise or conversion of any security, within 60 days of the record date.

(3)
Includes 895,000 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date. Includes 1,000,000 Restricted Stock Units, which are fully vested and were settled for stock on a one-for-one basis upon the consummation of the Merger on March 7, 2008. Includes 32,000 shares owned by Dr. Ryan's husband, of which Dr. Ryan disclaims beneficial ownership.

(4)
Includes 85,000 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date. The business address of Mr. Penner is Marinus Pharmaceuticals, Inc., 21 Business Park Drive, Branford, Connecticut 06405.

(5)
Includes 66,000 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date. The business address of Ms. Lipton is American Association of Blood Banks, 8101 Glenbrook Road, Bethesda, MD 20814.

(6)
Includes 50,000 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date. The business address of Mr. Ellberger is 23 Fawn Drive, Livingston, NJ 0739.

(7)
Includes 187,000 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date.

(8)
Includes 260,250 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date.

(9)
Includes 119,000 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date.

(10)
Includes 74,500 shares of common stock issuable upon exercise of options, which are vested or will vest within 60 days of the record date.

(11)
Includes 1,766,750 shares of common stock issuable upon exercise of options and 1,000,000 Stock Units, which are fully vested.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        It is our policy that all employees and directors, as well as their family members, must avoid any activity that is or has the appearance of conflicting with AVANT's business interest. This policy is included in our Code of Business Conduct and Ethics. All directors and officers of AVANT complete a directors and officers questionnaire at the beginning of each year, in which they are asked to disclose family relationships and other related party transactions. Our Audit Committee must review and approve all related party transactions, as defined in Item 404 of Regulation S-K. Our Audit Committee's procedures for reviewing related party transactions are not in writing. In fiscal 2007, there were no related party transactions.

Director Independence

        For information on director independence, please see Item 10 above under the caption "The Board of Directors and Its Committees."

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Audit Committee approved the engagement of PricewaterhouseCoopers LLP as AVANT's independent registered public accounting firm for fiscal 2007.

Audit Fees

        Represents fees for professional services provided in connection with the audit of AVANT's annual audited financial statements and reviews of AVANT's quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings. Fees, including out of pocket expenses, for the fiscal years 2007 and 2006 audit, including assurance services provided in connection with the assessment and testing of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, quarterly reviews of Forms 10-Q during fiscal years 2007 and 2006 and in connection with the Celldex Merger entered into in 2007 were $443,400 and $374,550, respectively.

Audit-Related Fees

        Audit-related fees are for assurance and other activities not explicitly related to the audit of AVANT's financial statements, and consisted principally of fees for consultations concerning financial accounting and reporting standards. There were no audit-related fees billed by PricewaterhouseCoopers LLP for fiscal 2007 and 2006.

Tax Fees

        Tax fees are associated with tax compliance, tax advice, tax planning and tax preparation services. In 2007 and 2006, we engaged another public accounting firm to perform these services.

All Other Fees

        Other fees of $1,500 were billed by PricewaterhouseCoopers LLP in fiscal years 2007 and 2006.

        The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to AVANT by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for AVANT if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

        The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining PricewaterhouseCoopers, LLP's independence and has determined that such services for fiscal years 2007, 2006 and 2005 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

        The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent auditors the matters required in Auditing Standards No. 61, receiving written disclosures from the independent auditors required by ISB No.1 and discussing with the independent auditors their independence, and recommending to the board of directors that the audit financial statements be included in the company's annual report of Form 10-K.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

  (3)    Exhibits:

No.	Description	Page No.
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	Incorporated by reference to Exhibit 2.1 of AVANT's Registration Statement on Form S-4 (Reg. N. 333-148291), filed December 31, 2007
2.2	Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.1 of AVANT's Current Report on Form 8-K filed December 12, 2000
2.3	First Amendment to Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.2 of AVANT's Current Report on Form 8-K filed December 12, 2000
3.1	Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.2 of AVANT's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Quarterly Report on Form 10-Q, filed May 10, 2002
3.5	Amended and Restated By-Laws of AVANT as of March 14, 2007	Filed herewith

3.6	Certificate of Elimination of Series C-1 Junior Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 3.6 of AVANT's Annual Report on Form 10-K, filed March 16, 2005
3.7
	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of AVANT Immunotherapeutics, Inc. classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 3.1 of AVANT's Registration Statement on Form 8-A filed November 8, 2004
3.8	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Current Report on Form 8-K filed on March 11, 2008
3.9	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.2 of AVANT's Current Report on Form 8-K filed on March 11, 2008
4.1	Shareholder Rights Agreement dated November 5, 2004 between AVANT and EquiServe Trust Company, N.A. as Rights Agent	Incorporated by reference to Exhibit 4.1 of AVANT's Registration Statement on Form 8-A filed November 8, 2004
4.2	Amendment No. 1 to Shareholder Rights Agreement dated October 19, 2007 between AVANT and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) as Rights Agent	Incorporated by reference to Exhibit 10.1 of AVANT's Registration Statement on Form 8-A/A filed October 22, 2007
4.3	Amendment No. 2 to Shareholder Rights Agreement dated November 5, 2004, between AVANT and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), as Rights Agent	Incorporated by reference to Exhibit 10.1 of AVANT's Registration Statement on Form 8-A1G/A filed on March 7, 2008
†10.1	AVANT Immunotherapeutics, Inc. 2004 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to AVANT's Proxy Statement filed on April 19, 2004 pursuant to Section 14 (a) of the Exchange Act
†10.2	Megan Health, Inc. Stock Option Plan	Incorporated by reference to Exhibit 4.6 of AVANT's Registration Statement on Form S-8 (Reg. No. 333-52796), filed December 27, 2000
†10.3	AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to AVANT's Proxy Statement on Schedule 14A filed on April 1, 1999
†10.4	Virus Research Institute, Inc. 1992 Equity Incentive Plan as amended and restated	Incorporated by reference to Exhibit 10.4 of AVANT's Annual Report on Form 10-K filed March 28, 2000

10.5	Performance Plan of AVANT Immunotherapeutics, Inc.	Incorporated by reference to Exhibit 10.5 of AVANT's Annual Report on Form 10-K filed March 28, 2000
†10.6	Form of Agreement relating to Change of Control	Incorporated by reference to Exhibit 10.6 of AVANT's Annual Report on Form 10-K filed March 28, 2000
†10.7	Amended and Restated Employment Agreement between AVANT and Una S. Ryan, Ph.D. dated August 20, 1998	Incorporated by reference to Exhibit 10.8 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
10.8	Commercial Lease Agreement of May 1, 1996 between AVANT and Fourth Avenue Ventures Limited Partnership	Incorporated by reference to Exhibit 10.11 of AVANT's quarterly report on Form 10-Q/A for the quarterly period ended June 30, 1996 (File No. 0-15006)
10.9	Extension of Lease Agreement of May 1, 1997 between AVANT and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	Incorporated by reference to AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.10	Settlement Agreement between AVANT and Forest City 38 Sidney Street, Inc.; Forest City Management, Inc.; and Forest City Enterprises, Inc.	Incorporated by reference to Exhibit 10.15 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
10.11	Agreement between Lonza Biologics plc and AVANT dated as of April 19, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.11 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.12	Stock Purchase Agreement dated December 1, 2000 by and between AVANT and Pfizer Inc	Incorporated by reference to Exhibit 10.12 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.13	License and Royalty Agreement by and between Pfizer Inc, AVANT and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.13 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.14	Amendment to License and Royalty Agreement by and between Pfizer Inc, AVANT and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.14 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.15	Collaborative Research and Development Agreement by and between Pfizer Inc. and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.15 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.16	Exclusive License Agreement between AVANT Immunotherapeutics, Inc. and DynPort Vaccine Company, LLC dated as of October 10, 2001, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.17 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
†10.17	First Amendment to AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.18 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
†10.18	First Amendment to Amended and Restated Employment Agreement between AVANT and Una S. Ryan, Ph.D. dated as of December 23, 2002	Incorporated by reference to Exhibit 10.19 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10.19	License Agreement between Virus Research Institute, Inc. and SmithKline Beecham PLC dated as of December 1, 1997, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.20 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.20	Amendment Agreement, dated January 9, 2003, between AVANT and SmithKline Beecham PLC	Incorporated by reference to Exhibit 10.21 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.21	License Agreement, dated as of January 31, 2003, by and between AVANT and Elan Drug Delivery Limited	Incorporated by reference to Exhibit 10.22 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.22	License and Clinical Trials Agreement, effective as of February 27, 1995, between Virus Research Institute, Inc. and the James N. Gamble Institute of Medical Research	Incorporated by reference to Exhibit 10.23 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.23	License Agreement, dated as of May 1, 1992, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Incorporated by reference to Exhibit 10.24 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.24	Amendment to License Agreement, dated July 23, 1993, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Incorporated by reference to Exhibit 10.25 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.25	Amendment to License Agreement, dated as of August 2, 2000, by and between the President and Fellows of Harvard College and AVANT	Incorporated by reference to Exhibit 10.26 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.26	License Agreement, dated as of November 25, 1988, by and among The Johns Hopkins University, Brigham and Women's Hospital and AVANT f/k/a T Cell Sciences, Inc.	Incorporated by reference to Exhibit 10.28 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002

10.27	Subcontractor Service Agreement by and between DynPort Vaccine Company LLC and AVANT, dated January 15, 2003	Incorporated by reference to Exhibit 10.1 of AVANT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
10.28	Subcontract modification by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003	Incorporated by reference to Exhibit 10.2 of AVANT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
10.29	Subcontract by and between DynPort Vaccine Company LLC and AVANT, dated May 27, 2003	Incorporated by reference to Exhibit 10.3 of AVANT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
†10.30	Second Amendment to Amended and Restated Employment Agreement between AVANT and Una S. Ryan, Ph.D., dated as of September 18, 2003	Incorporated by reference to Exhibit 10.4 of AVANT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
†10.31	Third Amendment to Amended and Restated Employment Agreement between AVANT and Una S. Ryan, Ph.D., dated as of October 19, 2007	Incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed by AVANT on October 22, 2007
†10.32	Restricted Stock Unit Agreement between AVANT and Una S. Ryan, dated September 18, 2003	Incorporated by reference to Exhibit 10.5 of AVANT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
†10.33	Amendment to AVANT Immunotherapeutics, Inc. 1999 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.34 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2003
10.34	Lease Agreement, by and between AVANT and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.1 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.35	Security Agreement, by and between AVANT and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.2 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.36
	Secured Promissory Note: Equipment Loan, by and between AVANT and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.3 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.37	Non-Exclusive License Agreement, by and between AVANT and AdProTech Ltd., dated as of March 10, 2004, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.4 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.38	Design/Builder Agreement, dated August 20, 2004 by and between AVANT Immunotherapeutics, Inc. and SPEC Process Engineering & Construction, Inc.	Incorporated by reference to Exhibit 10.1 of AVANT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
10.39	First Amendment to Lease by and between AVANT and DIV Needham 53 LLC dated November 29, 2005	Incorporated by reference to Exhibit 10.40 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10.40	Second Amendment to Lease by and between AVANT and the Massachusetts Development Finance Agency dated as of November 4, 2005	Incorporated by reference to Exhibit 10.41 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10.41	Amendment Agreement to Purchase Agreement between AVANT and PRF Vaccine Holdings LLC, dated as of March 14, 2006	Incorporated by reference to Exhibit 10.1 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
*10.42	Exclusive License Agreement dated February 1, 2003 by and between Thomas Jefferson University ("TJU") and Spliceomix, Inc.	Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
*10.43	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and Celldex.	Incorporated by reference to Exhibit 10.2 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
*10.44	License Agreement dated September 1, 2006 by and between Duke University and Celldex.	Incorporated by reference to Exhibit 10.3 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
*10.45	Assignment and License Agreement dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc., and Celldex., as amended	Incorporated by reference to Exhibit 10.4 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
*10.46	Research and Commercialization Agreement dated as of April 6, 2004 by and among Medarex, Inc., Celldex and GenPharm International, Inc., as amended.	Incorporated by reference to Exhibit 10.5 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
*10.47	Termination Agreement dated December 21, 2005 by and between Corixa Corporation, a wholly owned subsidiary of GlaxoSmithKline and Lorantis Limited, a wholly owned subsidiary of Celldex.	Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
*10.48	Clinical Trial Research Agreement dated April 5, 2004 by and between Duke University and Medarex, Inc., as amended on November 20, 2006.	Incorporated by reference to Exhibit 10.7 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008

*10.49	Sponsored Research Agreement dated as of May 1, 2004 by and between Duke University and Medarex, Inc.	Incorporated by reference to Exhibit 10.8 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
*10.50	Supply Agreement dated August 18, 2006 by and between Celldex and Biosyn.	Incorporated by reference to Exhibit 10.9 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.51	Lease Agreement dated as of October 21, 2005 by and between Phillipsburg Associates, L.P. and Celldex.	Incorporated by reference to Exhibit 10.10 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.52	Employment Agreement dated as of May 15, 2006 by and between Celldex and Dr. Ronald Newbold.	Incorporated by reference to Exhibit 10.11 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.53	Employment Agreement dated as of April 5, 2006 by and between Celldex and Dr. Thomas Davis.	Incorporated by reference to Exhibit 10.12 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.54	Employment Agreement dated as of April 6, 2004 by and between Celldex and Dr. Tibor Keler.	Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.55	Employment Agreement dated as of April 6, 2004 by and between Celldex and Anthony Marucci.	Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.56	Separation and Mutual Release Agreement dated October 19, 2007 by and between Dr. Robert F. Burns and Celldex.	Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.57	AVANT Immunotherapeutics, Inc. 2008 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed by AVANT on October 22, 2007
18.0	Letter regarding Change in Accounting Principle	Incorporated by reference to Exhibit 18.0 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2003
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith

*
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

†
Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	AVANT IMMUNOTHERAPEUTICS, INC.
March 18, 2008	By:	/s/ UNA S. RYAN Una S. Ryan President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ UNA S. RYAN Una S. Ryan	President, Chief Executive Officer, and Director	March 18, 2008
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer	March 18, 2008
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 18, 2008
/s/ KAREN S. LIPTON Karen S. Lipton	Director	March 18, 2008
/s/ LARRY ELLBERGER Larry Ellberger	Director	March 18, 2008

QuickLinks

AVANT IMMUNOTHERAPEUTICS, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
CURRENT PROGRAMS AND PARTNERSHIPS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
AVANT IMMUNOTHEAPEUTICS, INC., NASDAQ MARKETINDEX-U.S. AND PEER GROUP INDICES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Technology Licensing
  CRITICAL ACCOUNTING POLICIES
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  AGGREGATE CONTRACTUAL OBLIGATIONS
  RECENT ACCOUNTING PRONOUNCEMENTS
  OFF-BALANCE SHEET ARRANGEMENTS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED BALANCE SHEETS
AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
AVANT IMMUNOTHERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
AVANT IMMUNOTHERAPEUTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
GRANTS OF PLAN-BASED AWARDS
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—DECEMBER 31, 2007
DIRECTOR COMPENSATION—2007
REPORT OF THE AVANT COMPENSATION COMMITTEE
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES