Form 10-Q
period 2008-03-31
AVANT IMMUNOTHERAPEUTICS INC
filed 2008-05-19
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of May 16, 2008, 14,926,994 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended March 31, 2008
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,418,544	$4,909,530
Accounts and Other Receivables	176,072	132,496
Prepaid Expenses and Other Current Assets	11,082,306	656,347

Total Current Assets	22,676,922	5,698,373

Property and Equipment, Net	14,592,563	1,918,036
Investment in Select Vaccines Ltd	487,624	—
Intangible Assets, Net	2,784,552	1,032,902
Other Assets	262,099	725,193
Total Assets	$40,803,760	$9,374,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,880,035	$749,865
Accrued Expenses	5,341,231	2,519,420
Payable Due Medarex	2,945,050	5,835,552
Current Portion of Deferred Revenue	1,093,324	974,156
Current Portion of Deferred Rent	57,447	57,447
Current Portion of Loans Payable	161,850	—
Total Current Liabilities	11,478,937	10,136,440

Deferred Revenue	103,215	219,754
Deferred Rent	150,823	150,207
Loans Payable	907,825	—

Commitments and Contingent Liabilities (Note 14)

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, 3,000,000 Shares Authorized; None Issued and Outstanding at March 31, 2008	—
Convertible Preferred Stock, $1.00 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2007		—
Common Stock, $.001 Par Value; 300,000,000 Shares Authorized; 14,926,994 Issued and Outstanding at March 31, 2008	14,927
Class A Common Stock, $.01 Par Value; 6,800,000 Shares Authorized, Issued and Outstanding at December 31, 2007 (2,811,147 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)		68,000
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized; 13,300,000 Issued and Outstanding at December 31, 2007 (5,498,273 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)	—	133,000
Additional Paid-In Capital	121,418,956	69,696,514
Accumulated Other Comprehensive Income	2,508,206	2,619,036
Accumulated Deficit	(95,779,129)	(73,648,447)

Total Stockholders’ Equity (Deficit)	28,162,960	(1,131,897)

Total Liabilities and Stockholders’ Equity	$40,803,760	$9,374,504

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUE:
Product Development and Licensing Agreements	$119,864	$116,538
Government Contracts and Grants	27,534	27,502

Total Revenue	147,398	144,040

OPERATING EXPENSE:
Research and Development	4,486,774	2,789,365
General and Administrative	3,032,758	1,528,577
Charge for In-Process Research and Development	14,755,908	—
Amortization of Acquired Intangible Assets	48,894	29,233

Total Operating Expense	22,324,334	4,347,175

Operating Loss	(22,176,936)	(4,203,135)

Investment and Other Income, Net	46,254	170,732

Net Loss	$(22,130,682)	$(4,032,403)

Basic and Diluted Net Loss Per Common Share (See Note (3)(R))	$(2.19)	$(0.49)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note (3)(R))	10,127,435	8,309,420

COMPREHENSIVE LOSS:
Net Loss	$(22,130,682)	$(4,032,403)
Unrealized Losses on Foreign Exchange Translation	(50,426)	(111,851)
Unrealized Losses on Investment in Select Vaccines Ltd.	(60,404)	—

Comprehensive Loss	$(22,241,512)	$(4,144,254)

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(Unaudited)

	Common Stock Shares(1)	Common Stock Par Value(1)	Class A Common Stock Shares(1)	Class A Common Stock Par Value(1)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	5,498,273	$5,498	2,811,147	$2,811	$71,322,900	$2,388,196	$(58,575,397)	$15,144,008
Share-Based Compensation	—	—	—	—	1,604,922	—	—	1,604,922
Medarex Return of Capital	—	—	—	—	(3,038,617)	—	—	(3,038,617)
Comprehensive Income (Loss):
Net Loss	—	—	—	—	—	—	(15,073,050)	(15,073,050
Other Comprehensive Income	—	—	—	—	—	230,840	—	230,840
Total Comprehensive Loss								(14,842,210)
Balance at December 31, 2007	5,498,273	$5,498	2,811,147	$2,811	$69,889,205	$2,619,036	$(73,648,447)	$(1,131,897)
Exchange of Class A for Common Stock	2,811,147	2,811	(2,811,147)	(2,811)	—	—	—	—
Shares Issued to Medarex in Settlement of a Payable.	351,692	352	—	—	3,038,265	—	—	3,038,617
Shares Received in Exchange in the Merger	6,265,889	6,266	—	—	46,869,106	—	—	46,875,372
Cash Paid for Fractional Shares in Connection with the Merger	(7)	—	—	—	—	—	—	—
Share-Based Compensation	—	—	—	—	1,622,380	—	—	1,622,380
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(22,130,682)	(22,130,682)
Other Comprehensive Loss	—	—	—	—	—	(110,830)	—	(110,830)
Total Comprehensive Loss								(22,241,512)
Balance at March 31, 2008	14,926,994	$14,927	—	$—	$121,418,956	$2,508,206	$(95,779,129)	$28,162,960

(1)                                  Adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(22,130,682)	$(4,032,402)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	353,126	179,893
Amortization of Intangible Assets	48,894	29,233
Stock-Based Compensation Expense	1,622,380	403,394
In-Process Research and Development	14,755,908	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(4,987)	2,923,618
Prepaid and Other Current Assets	(110,026)	(587,864)
Accounts Payable and Accrued Expenses	1,285,405	(1,312,437)
Deferred Revenue	(107,372)	(116,539)
Deferred Rent	616	43,578

Net Cash Used in Operating Activities	(4,306,738)	(2,469,525)

Cash Flows from Investing Activities:
Cash Acquired in the Acquisition of AVANT, Net of Transaction Costs	10,750,255	—
Restricted Cash Deposits	(435)	(542)
Acquisition of Property and Equipment	(12,498)	(57,975)

Cash Provided by (Used in) Investing Activities	10,737,322	(58,517)

Cash Flows from Financing Activities:
Related Party Loan Due to Medarex	148,115	71,489
Payments of Loans Payable	(19,259)	—

Net Cash Provided by Financing Activities	128,856	71,489

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(50,426)	(113,047)

Net Increase (Decrease) in Cash and Cash Equivalents	6,509,014	(2,569,600)

Cash and Cash Equivalents at Beginning of Period	4,909,530	14,000,186

Cash and Cash Equivalents at End of Period	$11,418,544	$11,430,586

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Merger	$46,251,952	$—
Shares Issued to Medarex in Settlement of a Payable	$3,038,617	$—
Unpaid Capitalized Merger Costs	$150,441	$—

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
Notes to Unaudited Consolidated Financial Statements

March 31, 2008

(1)          Nature of Business and Overview

AVANT Immunotherapeutics, Inc. (the “Company” or “AVANT”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a portfolio of vaccines and targeted immunotherapeutics addressing a wide range of applications including oncology, infectious and inflammatory diseases. The portfolio includes a pipeline of therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a treatment to reduce complement-mediated tissue damage. AVANT is advancing a pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. AVANT’s lead programs are therapeutic cancer vaccines designed to instruct the patient’s immune system to recognize and destroy cancer cells. AVANT further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in the development and marketing of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines addressed to global health, human food safety and animal health. AVANT’s product candidates address large market opportunities for which the Company believes current therapies are inadequate or non-existent.

Merger with Celldex:  On October 22, 2007, AVANT and Celldex Therapeutics, Inc. (“Celldex”), a privately-held company, announced the signing of a definitive Agreement and Plan of Merger, dated October 19, 2007, by and between AVANT, Callisto Merger Corporation (“Merger Sub”) and Celldex (the “Merger Agrrement”). On March 7, 2008, AVANT completed the merger of Merger Sub, a wholly owned subsidiary of AVANT, with and into Celldex (the “Merger”).

At the special meeting of AVANT shareholders held on March 6, 2008 in connection with the Merger, stockholders approved four proposals: (i) the issuance of shares of AVANT common stock pursuant to the Merger Agreement in the amount necessary to result in the Celldex stockholders owning 58% of AVANT common stock on a fully diluted basis, (ii) an amendment to AVANT’s Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to AVANT’s Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of AVANT common stock, the final ratio to be determined by the AVANT board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

Also, pursuant to the terms of the Merger Agreement, Celldex shareholders received 4.96 shares of AVANT common stock in exchange for each share of Celldex common stock and Class A common stock they owned at the effective time of the Merger, plus cash in lieu of fractional shares. AVANT stockholders retained 42% of, and the former Celldex stockholders now own 58% of, the outstanding shares of AVANT’s common stock on a fully-diluted basis. AVANT also assumed all of Celldex’s stock options outstanding at the effective time of the Merger.

AVANT’s board of directors approved a 1-for-12 reverse stock split of AVANT’s common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to Celldex stockholders in the Merger) to approximately 15 million shares.

The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex of AVANT with Celldex being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combination, (“SFAS 141”), even though AVANT was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon the respective fair value of each with any excess deemed purchase price allocated to goodwill. However, the valuation analysis conducted by AVANT and Celldex determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex exceeded the estimated purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets that are non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 16 to the Company’s unaudited consolidated financial statements for additional information.

Because Celldex was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex became the historical financial statements of the Company as of the closing of the Merger. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined company at March 31, 2008 and historically of Celldex on a stand-alone basis for all periods prior to March 8, 2008.

The Company’s cash and cash equivalents at March 31, 2008 were $11,418,544. Its working capital at March 31, 2008 was $11,197,985. The Company incurred a loss of $22,130,682 and net cash used in operations of $4,516,738 for the three months ended March 31, 2008. The Company believes that cash inflows from existing grants and collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond March 31, 2009 and upfront payments expected from Pfizer upon closing of the Pfizer License and Development Agreement (the “Pfizer Agreement”). The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements.

On April 16, 2008, the Company and Pfizer Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer will be granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme (“GBM”). The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer will make an upfront payment to the Company of $40 million and will make a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and is expected to close in the second quarter of 2008.

On April 3, 2008, Rotarix® received Food and Drug Administration (“FDA”) market approval for the prevention of rotavirus gastroenteritis in infants that triggered a $1.5 million milestone payment to AVANT from GlaxoSmithKline plc (“Glaxo”), $750,000 of which the Company has retained under the Company’s agreement with Paul Royalty Fund (“PRF”). Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. The market launch of Rotarix® by Glaxo in the U.S. market would result in a $10 million milestone payment to AVANT from PRF, which the Company expects to receive in the second half of 2008.

During the remainder of 2008, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. If the Company does not raise additional funds, the Company may take one or more cost reducing measures, including further delays in some of the preclinical and clinical research and development programs and reduced investment in property and equipment. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company’s economic potential from products under development.

(2)          Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007 include the consolidated accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments that are necessary to present fairly the Company’s financial position at March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007. The Companys’s financial conditions, results of operations and liquidity for the three-month period ended March 31, 2008 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted, although the Company believes that the disclosures included, when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 are adequate to make the information presented not misleading. The accompanying December 31, 2007 Consolidated Balance Sheet was derived from audited financial statements of Celldex, but does not include all disclosures required by U.S. GAAP.

(3)          Significant Accounting Policies

(A) Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Celldex, Celldex Therapeutics, Ltd. (“Celldex Ltd”) and Megan Health, Inc. (“Megan”). The Company’s operations constitute one business segment. All intercompany transactions have been eliminated upon consolidation.

(B) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At March 31, 2008, investments were primarily in money market mutual funds.

AVANT may invest its cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity.

(C) Investment in Securities

AVANT has classified its equity investment in Select Vaccines Limited (“Select Vaccines”) shares as available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”). In accordance with SFAS 115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income (expense). At March 31, 2008, AVANT had an investment with a fair value of $487,624 in the stock of Select Vaccines.

(D) Restricted Cash

Restricted cash of $180,574 and $180,139 at March 31, 2008 and December 31, 2007, respectively, represents security deposits for the Company’s facilities in Phillipsburg, New Jersey, of which the Company took occupancy in 2006.

(E) Fair Value of Financial Instruments

AVANT enters into various types of financial instruments in the normal course of business. The carrying amounts of AVANT’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these financial instruments. Receivables are concentrated in the pharmaceutical industry and from United Kingdom Inland Revenue. Management considers the likelihood of market credit risk to be remote. The estimated fair value of long-term liabilities is discussed in Note 13.

(F) Trade and Other Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts and other receivables consist of the following:

	March 31, 2008	December 31, 2007
Trade	$38,975	$—
Other	137,097	132,496
	$176,072	$132,496

Other receivables at March 31, 2008 represent primarily an employee loan of $27,845 and research and development tax credit receivable of $88,058 from United Kingdom Inland Revenue. Other receivables at December 31, 2007 primarily represent an employee loan of $33,580 and research and development tax credit receivable of $88,155 from United Kingdom Inland Revenue.

(G) Long-Lived Assets:

In the ordinary course of its business, AVANT incurs substantial costs to construct property and equipment. The treatment of costs to construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. AVANT stops capitalizing costs when the asset is substantially complete and ready for its intended use.

For manufacturing property and equipment, AVANT also capitalizes the cost of validating these assets for the underlying manufacturing process. AVANT completes the capitalization of validation costs when the asset is substantially complete and ready for its intended use. Costs capitalized include incremental labor and fringe benefits, and direct consultancy services.

Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over a five-year period and computer equipment is depreciated over a three-year period. Manufacturing equipment is amortized over a seven- to ten-year period. Leasehold improvements are amortized over the shorter of the estimated useful life or the noncancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and the related gains or losses are reflected in net income.

(H) Accounting for the Impairment of Long-Lived Assets:

AVANT periodically evaluates its long-lived assets, primarily property and equipment and intangible assets for potential impairment under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, (“SFAS No. 144”). AVANT performs these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

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

If AVANT believes an indicator of potential impairment exists, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows are less than its book value.  The Company charges impairments of the long-lived assets to operations if its evaluations indicate that the carrying value of these assets is not recoverable. Management had identified no indicators of impairment at March 31, 2008.

(I) Accounting for Patent Costs:

Patent costs are expensed as incurred. Certain patent costs are reimbursed by the Company’s product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in the Company’s financial statements.

(J) Interest Capitalization

AVANT capitalizes interest cost as part of the historical cost of acquiring certain assets during the period of time required to get the asset ready for its intended use. The amount of capitalized interest is limited to the amount of interest incurred by AVANT.

(K) Operating Leases

The Company presently has three facilities that are located at Phillipsburg, New Jersey, Needham and Fall River, Massachusetts under non-cancellable operating lease agreements for office, laboratory and manufacturing space. The rent payments for the three locations escalate over the lease term. Rent expense is recorded on a straight-line basis over the terms of the leases, including any renewals that are reasonably assured of occurring. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term.

(L) Intangible Assets

The Company has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the merger of AVANT and Celldex and the acquisition of Lorantis, Ltd (“Lorantis”). These acquired intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 4.5 to 11 years. The determination of the amortization period involves estimates and judgments on management’s part. Any significant changes in the Company’s estimates or assumptions could impact the carrying value of acquired intangible assets. The Company evaluates the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with SFAS No. 144.

(M) Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if (i) the delivered item has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items and (iii) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

Payments received to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront non-refundable fees associated with license and development agreements where the Company has continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.

AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) AVANT has no further performance obligations under the license agreement. When AVANT has performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as AVANT completes its obligations. Where AVANT’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. The determination of the performance period involves judgment on management’s part. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and, the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as AVANT completes its performance obligations. At March 31, 2008, the Company had not recorded any revenue for milestone payments.

Revenue from government contracts and grants, including U.S. government grants under Small Business Innovation Research (“SBIR”), is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize AVANT’s licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in the Company’s estimates or assumptions could impact its revenue recognition.

(N) Research and Development Costs

Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other studies, salaries, depreciation, technology access fees, royalty fees and funding of outside research. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred.

(O) Clinical Trial Accruals

Most of the Company’s clinical trials are performed by third-party contract research organizations (“CROs”) and clinical supplies are manufactured by contract manufacturing organizations (“CMOs”). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each study and the work completed, and upon information obtained from the CROs and CMOs.

(P) Foreign Currency Translation

The financial statements of Celldex Ltd have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. The gains and losses resulting from the changes in exchange rate from this period have been reported in other comprehensive (loss) income. As of March 31, 2008 and December 31, 2007, the accumulated unrealized foreign exchange translation (losses) gains included in accumulated other comprehensive income were $2,508,206 and $2,619,036, respectively.

(Q) Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

(R) Net Loss Per Share

AVANT computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options and warrants to purchase 2,463,579 and 1,024,759 shares of common stock were not included in the March 31, 2008, 2007 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations and comprehensive loss have been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

(S) Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income. During the quarter ended March 31, 2008, AVANT recorded other comprehensive loss of $60,404 related to unrealized gains in its investment in Select Vaccines and $50,426 related to unrealized foreign exchange translation losses. During the quarter ended March 31, 2007, AVANT recorded other comprehensive loss of $21,889 related to unrealized foreign exchange translation gains.

(T) Stock-Based Compensation

The Company accounts for stock-based awards under SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated grant date fair values.

Compensation expense for all share-based payment awards are recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations are based on awards ultimately expected to vest, compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of share-based awards granted using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

SFAS No. 123(R) does not change the accounting guidance for how the Company accounts for options issued to nonemployees. The Company accounts for options issued to nonemployees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As such, the value of such options is periodically re-measured and income or expense is recognized during the vesting terms.

See Note 5 for additional information.

(U) Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

(V) Segments

Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, AVANT has determined that it is engaged in one industry segment. Substantially all of AVANT’s revenue since inception has been generated in the United States and all of our assets are in the United States.

(W) Recent Accounting Pronouncements

SFAS 141(R) and SFAS 160: In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS No. 160”), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of both statements is prohibited. The adoption of SFAS No. 141(R) and SFAS No. 160 will only have an impact on the Company’s financial statements if it is involved in a business combination that occurs after January 1, 2009.

EITF 07-1:  In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature.  Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  The Company is currently evaluating the requirements of EITF 07-1; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

FSP No. FAS 142-3: In April 2008, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible under Statement 142 and the period of expected cash flows used to measure fair value of the asset under FASB No. 141 and other accounting principles generally accepted in the United States of America (“U.S.GAAP”). The FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP No. FAS 142-3 is not expected to have a material impact on AVANT’s financial position and results of operations.

(4)          Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), and SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,  (“SFAS No. 159”), for its financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS No. 159.

SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1     Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash and cash equivalents and its investment in Select Vaccines. As of March 31, 2008, the Company held cash and cash equivalents of $11,418,544 and an investment in Select Vaccines of $487,624.

Level 2     Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at March 31, 2008.

Level 3     Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at March 31, 2008.

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term accounts receivable, common stock in a publicly-traded company, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.

(5)          Stock-Based Compensation

As of March 31, 2008, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

Employee Stock Benefit Plans

Employee Stock Purchase Plan

The 2004 ESPP Plan was adopted on May 13, 2004 and assumed by the Company in connection with the Merger. All full time employees of AVANT are eligible to participate in the 2004 ESPP Plan. A total of 12,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. At March 31, 2008, 9,885 shares were available for issuance under the 2004 ESPP Plan.

The last purchase period ended on December 31, 2007. As a consequence of the Merger, no current purchase period was offered beginning on January 1, 2008.

Employee Stock Option Plan

Stock Option Plan Description

On March 6, 2008, AVANT’s 2008 Plan was adopted at a special meeting of AVANT shareholders. The 2008 Plan replaced the 1999 Stock Option and Incentive Plan (the “1999 Plan”) and the Amended and Restated 1991 Stock Compensation Plan, which was an amendment and restatement of AVANT’s 1985 Incentive Option Plan. The 2008 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

The 2008 Plan allows for a maximum of 1,500,000 shares of common stock to be issued prior to October 19, 2017. The board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. The board of directors has granted employee stock option awards with four-year vesting periods. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AVANT) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of AVANT). The 2008 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

In connection with the Merger, AVANT assumed the obligations of Celldex under Celldex’s Stock Option Plan (the “Celldex Plan”) and each outstanding option to purchase Celldex common stock (a “Celldex Stock Option”) granted under the Celldex Plan. Each Celldex Stock Option assumed by AVANT is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Celldex Plan, shares of AVANT’s common stock that have been adjusted consistent with the ratio at which AVANT’s common stock was issued in exchange for Celldex’s common stock in the Merger. As of March 7, 2008, AVANT assumed options to acquire 1,446,913 shares of its common stock at a weighted average exercise price of $8.35. The Celldex Stock Options generally vest over a two-to four-year period and the term of each option cannot exceed ten years from the date of grant. No additional awards will be issued under the Celldex Plan.

General Option Information

A summary of stock option activity under the 2008 Plan for the three months ended March 31, 2008, adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008, is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1	787,440	$12.70	5.81
Granted	2,463,579	8.18
Exercised	—	—
Canceled/forfeited	(787,440)	12.70
Expired	—	—

Outstanding at March 31	2,463,579	$8.18	8.94

Ending Vested and Expected to Vest at March 31, 2008	739,406	$8.23	9.93

At March 31
Options exercisable	739,406	$8.23

The weighted average fair value of options granted during the three-month period ended March 31, 2008 was $4.23.

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and generally have four-year vesting terms from date of grant. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $16,440 and $16,253 related to non-employee stock options for the quarter ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had total unrecognized compensation costs of $216,864 related to unvested non-employee options.

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and non-employee director stock options and employee stock purchases under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007, respectively, which was allocated as follows:

	Three months ended March 31,
	2008	2007
Research and development	$594,376	$199,086
General and administrative	1,028,004	195,834
Total stock-based compensation expense	$1,622,380	$394,920

During the quarter ended March 31, 2008, the Company entered into an Option Cancellation Agreement concurrent with Stock Option Grant Agreement with Celldex employees. The Option Cancellation Agreement provided for the cancellation of all previously granted options under the Plan while the Stock Option Grant Agreement provided for the re-grant of stock options pursuant to the Option Cancellation Agreement.  In addition, at the consumption of the merger with AVANT, all options to purchase Celldex common stock then outstanding under the Celldex 2005 Equity Incentive Plan was assumed by AVANT and converted into options to purchase shares of AVANT common stock. The number of shares subject to the outstanding awards and related exercise price was proportionately adjusted by the same exchange ratio as Celldex shareholders received in accordance with the provisions of the Celldex 2005 Equity Incentive Plan.  The Company considered both the re-grant of stock options and exchange of Celldex options into options to acquire shares of AVANT  common stock as a modification under the provisions of SFAS 123R. The modification affected a total of 15 employees, including members of the Celldex board of directors. The total incremental compensation cost resulting from the modifications amounted to approximately $2.6 million, of which $0.9 million was related to vested awards and was recognized immediately as stock based compensation in the quarter ended March 31, 2008.

Based on basic and diluted weighted average common shares outstanding of 10,127,435, the effect of stock-based compensation expense recorded under SFAS No. 123R for the three-month period had a $0.16 per share impact on net loss per share.

As of March 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $5,681,503, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.71 yrs. The total fair value of stock options vested, including the incremental fair value for options vested that were modified during the quarter, during the quarter ended March 31, 2008 was $1,366,155

The fair values of employee and non-employee director stock options granted during the three months ended March 31, 2008 and 2007 were valued using the Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2008	2007
Expected stock price volatility (employees)	55-67%	67%
Expected stock price volatility (non-employee directors)	57-67%	67%
Expected option term (employees)	3-6 Years	5.2 Years
Expected option term (non-employee directors)	4-6 Years	5.2 Years
Risk-free interest rate	1.5-3.5%	4.5%
Expected dividend yield	None	None

The Company used its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption in accordance with SFAS No. 123(R) and SAB 107 for its employee and non-employee director stock options and employee stock purchases. The Company has concluded that its historical volatility is representative of expected future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, the Securities and Exchange Commission released SAB 110, which extended the use of the simplified method if a company met certain criteria. AVANT has concluded that the Merger represents a significant structural change in its business and in the terms of its share option grants such that AVANT’s historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company has elected to follow the guidance of SAB 107 and SAB 110 and has adopt the simplified method in determining expected term for all of its stock option awards.  There were 121,703 stock options granted to non-employee directors during the three months ended March 31, 2008.

Forfeitures were estimated based on historical experience by applying an eleven and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the three months ended March 31, 2008, respectively.

The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(6)          Retirement Savings Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make matching contributions of up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was approximately $27,715 and $9,942 for the quarters ended March 31, 2008 and 2007, respectively.

(7)                                 Property and Equipment

Property and equipment includes the following:

	March 31, 2008	December 31, 2007
Laboratory Equipment	$5,303,692	$1,551,896
Manufacturing Equipment	987,225	—
Office Furniture and Equipment	1,535,569	405,581
Leasehold Improvements	13,897,387	2,046,663
Assets Held for Sale	451,100	—
Construction in Progress	114,377	—
Total Property and Equipment	22,289,350	4,004,140
Less Accumulated Depreciation and Amortization	(7,696,787)	(2,086,104)
	$14,592,563	$1,918,036

A portion of the purchase price in the Merger totaling $15,170,702 has been allocated and recorded to acquired property and equipment above and was then reduced by approximately $2,606,649 of negative goodwill.

As a result of the Merger, AVANT is converting its Fall River manufacturing facility to provide mammalian cell culture production capabilities and has classified certain manufacturing-related equipment having a fair value of $451,100 as long-lived assets to be disposed of by sale. The fair value was established based on quoted market prices by an equipment re-seller less estimated costs to remove and sell the equipment.

Depreciation expense related to equipment and leasehold improvements was $353,126 and $179,893 for the three months ended March 31, 2008 and 2007, respectively.

(8)                                 Intangible and Other Assets

Intangible and other assets include the following:

	March 31, 2008				December 31, 2007
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Core Technology	4.5 - 11 years	$2,193,249	$(304,500)	$1,888,749	$1,296,000	$(263,097)	$1,032,903
Developed Technology	8 years	273,796	(2,271)	271,525	—	—	—
Strategic Partner Agreement	8 years	629,499	(5,221)	624,278	—	—	—

Total Intangible Assets		$3,096,544	$(311,992)	$2,784,552	$1,296,000	$(263,097)	$1,032,903

On March 7, 2008, AVANT completed the Merger with Celldex being considered the accounting acquirer. Under the purchase method of accounting, AVANT determined the identifiable intangible assets acquired based upon the respective fair values of certain technology and intellectual property acquired and license agreement assumed. AVANT has determined that this technology has alternative future uses and will be incorporated into a number of AVANT’s bacterial vaccine programs. A portion of the purchase price in the transaction totaling $2,174,100 has been allocated and recorded to acquired intangible assets above and then was reduced by approximately $373,557 of negative goodwill.

All of AVANT’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $48,894 and $29,233 for the three-month periods ended March 31, 2008 and 2007, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2008 for the remainder of fiscal year 2008 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2008 (remaining nine months)	$312,112
2009	415,896
2010	415,896
2011	415,896
2012	340,313
2013 and thereafter	884,442

(9)                                 Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  As a result of the implementation of FIN 48, AVANT recognized no material adjustment in the liability for unrecognized income tax benefits.  At adoption date and at March 31, 2008, AVANT had no material unrecognized income tax benefits.

As of December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2008 and going through 2027.  Utilization of the NOL and R&D credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions.  These ownership changes may limit the NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.  AVANT believes its merger with Celldex may have generated an ownership change that could further affect the limitation in future years.

During the first quarter of 2008 the Company underwent a merger in which AVANT and Celldex became a combined group for tax reporting purposes.  The merger was treated as a purchase under SFAS 141 with Celldex being the accounting acquirer.  For U.S. federal income tax purposes, AVANT is the acquirer and Celldex is the wholly owned subsidiary of AVANT.  Together they form a combined group and report income taxes as such with AVANT as the Parent Company and Celldex as the Subsidiary.  As a result of this merger, all of the prior tax attributes of both AVANT and Celldex will carry forward for potential future use.  These tax attributes are included in the Company’s income tax provision.

Massachusetts, New Jersey and Missouri are the three states in which the Company operates or has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2004, 2005, 2006 and 2007 (which has not yet been filed). Carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. There have been no interest or penalties recognized in the consolidated statement of operations and on the consolidated balance sheet as a result of FIN 48 calculations. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

As required by Statement of Financial Accounting Standards No. 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of NOL, capitalized R&D expenditures and R&D tax credit carryforwards. Management has determined that it is more likely than not that AVANT will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2008 and December 31, 2007.

(10)                          Product Development and Licensing Agreements

AVANT’s revenue from product development and licensing agreements was received pursuant to contracts and arrangements with different organizations. A summary of these contracts follows:

(A)                           GlaxoSmithKline plc (“Glaxo”) and Paul Royalty Fund II, L.P. (“PRF”)

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

In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively. AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to AVANT from Glaxo, $750,000 of which AVANT has retained under AVANT’s agreement with PRF. The market launch of Rotarix® by Glaxo in the U.S. market would result in a $10 million milestone payment to AVANT from PRF, which AVANT expects to receive in the second half of 2008. In connection with the Merger, AVANT recorded $9.8 million as an other current asset, which represents the present value of this milestone payment adjusted for probability of success.

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

(B)                           Glaxo and Corixa Corporation (“Corixa”)

On December 21, 2005, Corixa, a wholly-owned subsidiary of Glaxo, and Celldex Ltd (formerly Lorantis), entered into a termination agreement of their collaboration of CDX-2101 or HepVax for the development of a therapeutic vaccine for Hepatitis B (the “Termination Agreement”). Under the terms of the Termination Agreement, Glaxo paid the Company the sum of approximately $1,632,000. In addition, and subject to the terms and conditions of the Termination Agreement, Glaxo granted to Celldex a worldwide, fully paid up, royalty-free, perpetual, nonexclusive license under the Corixa Patent Rights, Corixa Know-How Rights and Corixa Licensed Technology (each as defined in the Termination Agreement): (a) to use RC-529SE in products being developed and/or commercialized by Celldex Ltd or its Permitted Sublicensees in the Lorantis Field; and (b) to make or have made RC-529SE using RC-529 adjuvant for the limited use permitted by the license granted to reformulate Corixa’s proprietary adjuvant.

The Company has concluded that because the original collaboration between Corixa and Lorantis contained multiple deliverables EITF 00-21 applies. For the three-month periods ended March 31, 2008 and 2007, the Company recognized $116,538 of revenue under the Termination Agreement.

(C)                          Pfizer Inc (“Pfizer”)

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

(D)                          Rockefeller University(“Rockefeller”) and Gates Grand Challenge Award

AVANT is developing a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and payments to AVANT are made on a time and materials basis. For the three-month periods ended March 31, 2008 and 2007, AVANT did not recognize any grant revenue from Rockefeller.

(11)                          Collaboration Agreements

(A)                              Rockefeller University

On November 1, 2005, the Company and Rockefeller University (“Rockefeller”) entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. In addition, the Company acknowledges that Rockefeller has granted Howard Hughes Medical Institute (“HHMI”) a paid-up, nonexclusive, irrevocable license to use the patent rights, biological materials, and technical information for HHMI’s research purposes, but with no right to sublicense. The Company may also be required to pay royalties on any product sales. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date which is the later of (i) the expiration of the last to expire of the patents covering the licensed product in such country or (ii) ten years following the first commercial sale of a licensed product in such country.

The Company may be required to pay license fees and milestone payments to Rockefeller with respect to development of the human DEC-205 receptor. These fees and milestones may total up to $2 million to $4 million per product candidate that receives approval from the FDA and equivalent foreign agencies.

(B)                              Duke University Brain Tumor Cancer Center

On September 1, 2006, the Company and Duke University Brain Tumor Cancer Center of Duke University (“Duke”) entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to its CDX-110 product.

In exchange for referencing all the Duke data, the Company paid Duke a one-time upfront payment of $175,000 and issued to Duke 100,000 shares of the Company’s common stock, which the Company recorded in 2006 as a licensing expense in research and development. The estimated aggregate fair value of the common shares issued was $330,000.

The Company may be required to pay license fees and milestone payments to Duke with respect to development of the CDX-110 product. These fees and milestones may total up to $1.2 million if CDX-110 receives approval from the FDA and equivalent foreign agencies. The Company may also be required to pay royalties upon approval of CDX-110. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

(C)                             Ludwig Institute for Cancer Research

On October 20, 2006, the Company and Ludwig Institute for Cancer Research (“Ludwig”) entered into an agreement for the nonexclusive rights to six cancer tumor targets for use in combination with the Company’s APC Targeting Technology. The term of the agreement is for ten years.  As consideration for the nonexclusive license, the Company agreed to pay an annual license fee of $7,500 and $2,500 for each full-length antigen and partial-length antigen, respectively, until such antigens enter a randomized Phase 1 clinical trial.

(D)                             Select Vaccines Limited (“Select Vaccines”)

In February 2007, AVANT entered into a research and development partnership with Select Vaccines, a public Australian biotechnology company, focused on the use of Select Vaccines’ virus-like particles (“VLPs”) as a platform technology for the development of viral vaccines. Under the terms of the agreement, AVANT made an upfront equity investment of $735,000 in Select Vaccines and would fund influenza vaccine research and development for two years, as well as provide payments to Select Vaccines for the achievement of specific preclinical and clinical development milestones. On November 1, 2007, AVANT notified Select Vaccines that, effective December 31, 2007, AVANT was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines for strategic reasons.

AVANT has classified its equity investment in Select Vaccines shares as available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”). In accordance with SFAS 115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income (expense).

During the quarter ended March 31, 2008, AVANT recorded other comprehensive loss of $60,404 related to unrealized losses in its investment in Select Vaccines.

In consideration for the nonexclusive license, the Company may be required to pay license fees and milestone payments to Ludwig for the use of the cancer targets in combination with the Company’s technology. The fees and milestones may total up to $1.5 million to $2.5 million on a product candidate that receives approval from the FDA and equivalent foreign agencies. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

(12)                          Related Party Transactions

The Company and Medarex have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. The Company believes that each of its agreements with Medarex is on terms as favorable to the Company as it could have obtained on an arm’s-length basis from unaffiliated third parties. These agreements include:

•                  An Assignment and License Agreement that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology;

•                  A Research and Commercialization Agreement which provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens;

•                  An Affiliation Agreement, which, among other things, details Medarex’s obligation to elect independent directors to the Company’s board of directors and contains certain restrictions, effective for a period of 36 months from April 6, 2004, on Medarex’s ability to acquire additional shares of the Company’s common stock and to sell shares of the Company’s common stock;

•                  A Master Services Agreement, which sets forth Medarex’s agreement to provide us with certain services to be mutually agreed upon, which may include, among others, clinical and regulatory assistance.

The Company may be required to pay license fees and milestone payments to Medarex with respect to any antibodies developed using its HuMab-Mouse technology. These fees and milestones may total up to $7 million to $10 million per antibody that receives approval from the FDA and equivalent foreign agencies.

The Company may also be required to pay royalties on any product sales. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date which is the later of (i) the expiration of the last to expire of the patents covering the licensed product in such country or (ii) ten years following the first commercial sale of a licensed product in such country.

Celldex and Medarex entered into a settlement and mutual release agreement on October 19, 2007, whereby the parties agreed to a settlement with respect to a disputed return of capital related to certain unsuccessful initial public offering costs that were funded by Medarex on behalf of Celldex in prior years. Celldex agreed to issue to Medarex 351,691 AVANT shares equal in value to $3,038,617, based on the per share price of $8.64 set on the second trading day prior to the closing date of the Merger. Medarex has agreed to amend certain terms of the existing Research and Commercialization Agreement and Assignment and License Agreement. Both parties have agreed to mutual releases under the settlement and mutual release agreement.

(13)                          Loans Payable

In December 2003, AVANT entered into a Lease Agreement (the “Lease Agreement”), a Secured Promissory Note: Equipment Loan (the “Secured Promissory Note”) and a Security Agreement with the Massachusetts Development Finance Agency (“MassDevelopment”), an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out a manufacturing facility in Fall River, Massachusetts.

(A)                           Loan Payable

Under the Lease Agreement, AVANT received a Specialized Tenant Improvement Loan of $1,227,800 to finance the build-out of its Fall River facility which was recorded as leasehold improvements. AVANT is amortizing the leasehold improvements over the remaining expected lease term. Principal and interest payments on the loan are due monthly using an amortization period of 15 years and an interest rate of 5.5% per annum.

In connection with the Merger, AVANT recorded $722,683 as the fair value of the loan payable based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities. At March 31, 2008, AVANT has recorded a loan payable of $715,862 to MassDevelopment, of which $55,982 is classified as current and $659,880 as long-term.

(B)                           Note Payable

Under the Secured Promissory Note, AVANT received $903,657 from MassDevelopment to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months and an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book values of these collateralized assets at March 31, 2008 were $460,643.

In connection with the Merger, AVANT recorded $366,251 as the fair value of the note payable based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities. At March 31, 2008, the balance of the note payable to MassDevelopment was $353,813, of which $105,868 is classified as current and $247,945 as long-term.

The following table summarizes the Company’s approximate contractual obligations to MassDevelopment with respect to the loan and note payable:

	Loan Payable			Note Payable
	Principal	Interest	Total	Principal	Interest	Total
2008 (remaining nine months)	$54,600	$35,000	$89,600	$101,900	$16,200	$118,100
2009	81,900	48,500	130,400	160,200	16,900	177,100
2010	81,900	43,900	125,800	169,400	7,800	177,200
2011	81,900	39,400	121,300	46,900	500	47,400
2012	81,900	34,900	116,800	—	—	—
Thereafter	579,600	115,800	695,400	—	—	—
Total Obligation	$961,800	$317,500	$1,279,300	$478,400	$41,400	$519,800

Less: Current Portion	75,000			141,200

Total Long-Term Portion	$886,800			$337,200

(14)                          Commitments and Contingencies

(A)                           Commitments for the Needham, Massachusetts Facility

In November 2005, AVANT entered into a lease amendment that extended its lease of laboratory and office space in Needham, Massachusetts through April, 2017 and reduced AVANT’s leased space to approximately 35,200 square feet. As of March 31, 2008, AVANT’s share of tenant improvements costs of $401,804 for the Needham facility renovations project remain unpaid. Under this lease amendment, AVANT is obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the remaining lease term.

(B) Commitments for the Fall River, Massachusetts Facility

In 2003, the Company reached agreement with MassDevelopment, an economic development entity for the Commonwealth of Massachusetts, for AVANT to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term that expires in December 2010 and two renewal options of five years each. Management has determined that it is reasonably assured that AVANT will exercise one five-year renewal option. Therefore, AVANT is amortizing leasehold improvements made to the Fall River facility over the remaining original lease term plus one five-year renewal term. In November 2005 and December 2006, AVANT amended the MassDevelopment lease to increase the rentable space to approximately 14,300 and 16,200 square feet, respectively, at the Fall River facility.

(C) Commitments for the Philipsburg, New Jersey Facility

AVANT leases approximately 20,000 square feet of office and laboratory space in Phillipsburg, New Jersey. The lease has an initial five-year term which expires in August 2011. Under the lease agreement, AVANT is obligated to pay an annual rent of approximately $347,700 plus certain common area maintenance costs. Aggregate rental payments including common area maintenance costs were $86,913 for the three-month periods ended March 31, 2008 and 2007.

As an incentive to enter into a lease agreement with the Phillipsburg landlord, the Company received four months of rent-free occupancy of the facilities, and the Company is amortizing this over the original five-year term of the lease. In addition, the landlord provided the Company an allowance on future rent payments towards tenant improvements that the Company made to the facilities and that credit is also included in deferred rent and is being amortized over the lease term. Construction of the tenant improvements was completed in August 2006.

The Company entered into a letter of credit facility with a national U.S. financial institution for $177,000, which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey. The total amount of the security deposit is recorded as restricted cash on the Company’s consolidated balance sheets.

(D) Commitments for the Operating Leases

Obligations for base rent under these and other non-cancelable operating leases as of March 31, 2008 are approximately as follows:

Year ending December 31,
2008 (remaining nine months)	$1,567,072
2009	2,326,435
2010	2,388,235
2011	2,333,957
2012	2,159,947
2013 and thereafter	9,692,192
Total minimum lease payments	$20,467,838

The Company’s total rent for all operating leases was approximately $86,913 for the three-month periods ended March 31, 2008 and 2007.

(15)                          Severance Arrangements

Una S. Ryan, Ph. D. entered into an employment agreement with AVANT (the “Ryan Agreement”), which was amended and restated as of August 20, 1998, amended as of December 23, 2002, September 18, 2003 and again as of October 19, 2007. The term of the Agreement is for 13 months from the effective date of a merger, with rolling automatic one-year extensions. Further, if Dr. Ryan resigns, AVANT will pay Dr. Ryan a special retirement payment of $1,323,203. At March 31, 2008, AVANT had accrued $87,005 of Dr. Ryan’s special retirement payment, and expects to record a charge for the remainder in the second quarter of 2008 as a result of her departure. Please see Note 17(B) for information about Dr. Ryan’s departure.

The Company and Dr. Robert F. Burns, formerly the President and Chief Executive Officer of Celldex, entered into a separation and mutual release agreement dated as of October 19, 2007, under which Dr. Burns’ employment was terminated, effective as of February 15, 2008. Until such date, Dr. Burns had no obligation to render services to Celldex, although he was to hold himself available to consult with Celldex by telephone at reasonable times. As severance, Celldex was obligated to pay to Dr. Burns the sum of £33,333 for nine consecutive months, commencing with the first payment on March 15, 2008, and a payment of £100,000 on December 15, 2008, in each case less applicable withholdings and other customary payroll deductions. Dr. Burns is also entitled to the continuation of benefits until February 15, 2010. A portion of Dr. Burns’ stock options became fully vested and exercisable on February 15, 2008, and he may exercise them for up to three years following that date. Dr. Burns and Celldex provided one another with mutual releases under such separation and mutual release agreement.

As Dr. Burns has not provided substantive service to the Company since October 19, 2007, these severance benefits, which in the aggregate equal $1,014,017, have been accrued in the consolidated financial statements as of December 31, 2007 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, stock-based compensation has been adjusted for the modification of Dr. Burns’ stock option awards in accordance with SFAS No. 123(R).

The following table sets forth an analysis of the severance costs, which are included in accrued liabilities in the consolidated balance sheet as of March 31, 2008 and December 31, 2007:

	Balance at December 31,			Balance at March 31,
	2007	Charges	Paid Cash	2008

Severance and benefits	$1,014,017	$87,005	$(212,290)	$888,732

(16)                          Merger of AVANT and Celldex

On March 7, 2008, AVANT completed the Merger with Celldex with Celldex considered the accounting acquirer, even though AVANT issued common stock and was the surviving legal entity in the transaction. AVANT issued 8,309,420 shares of AVANT’s common stock in exchange for all of the outstanding capital stock of Celldex, on the basis of 4.65 shares of AVANT common stock for each share of Celldex common stock. AVANT also issued 351,692 shares having a value of $3,038,617 in settlement of a payable due Medarex. The purchase price of $47,570,867 and represents the shares attributable to AVANT shareholders and consisted of (i) the 6,265,889 shares outstanding of AVANT common stock on the effective date of the Merger valued at $46,875,372 and (ii) estimated transaction costs totaling $695,495.

The acquisition has been accounted for as a purchase with Celldex the accounting acquirer. Consequently, the operating results of AVANT since March 7, 2008 have been included in the consolidated results of operations. The purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Tangible assets acquired	$34,959,482
Less: Liabilities assumed	(3,945,067)
Net tangible assets acquired	$31,014,415
Intangible assets acquired:
Core Technology	897,249
Developed Technology	273,796
Strategic Partner Agreement	629,499
In-Process Research and Development (“IPR&D”)	14,755,908
Total	$47,570,867

The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. Fair values were then reduced by $6,041,597 of negative goodwill. AVANT is a biotechnology enterprise and its resources are substantially devoted to research and development at the date of the Merger. Management is responsible for determining the fair value of the acquired IPR&D.

Each of AVANT’s three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows for these projects were based on management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project, and the net cash flows reflect assumptions that would be used by market participants.

The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. None of AVANT’s IPR&D projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with U.S. GAAP, the amount allocated to IPR&D was charged as an expense in the Company’s consolidated financial statements for the quarter ended March 31, 2008. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives which range from 4.5 to 8 years.

As of March 31, 2008, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that AVANT and its collaborators will be able to develop, manufacture and commercialize these products before AVANT’s competitors. If these products are not successfully developed and do not become commercially viable, the Company’s financial condition and results of operations could be materially affected.

The following unaudited pro forma financial summary is presented as if the operations of AVANT and Celldex were combined as of January 1, 2007. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities. The following pro forma financial summary includes the charge for in-process research and development, which is a material non recurring charge.

Three Months Ended March 31,	2008	2007
Revenue	$1,642,765	$901,081
Net loss	(23,971,415)	(23,780,126)
Basic and diluted net loss per share	(1.61)	(1.60)

(17)                          Subsequent Events

(A) Pfizer License and Development Agreement

On April 16, 2008, AVANT and Pfizer entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer will be granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer will make an upfront payment to AVANT of $40 million and will make a $10 million equity investment in AVANT. Pfizer will fund all development costs for these programs. AVANT is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and is expected to close in the second quarter of 2008.

(B) Resignation of Dr. Una S. Ryan, Ph.D.

On May 14, 2008, AVANT announced the departure of Una S. Ryan, Ph.D, President and CEO, effective immediately thereafter. Anthony S. Marucci, then the Executive Vice President of the Company, became interim CEO and will serve until a permanent successor is announced. The nominating and corporate governance committee of the Company’s board of directors will commence a search process which will include a review of internal and external candidates.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “intend,” “assume” and other expressions which predict or indicate future events and trends to and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of AVANT. These risks, uncertainties and other factors may cause the actual results, performance or achievements of AVANT to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to: (1) the successful post-merger integration of the business, multiple technologies and programs; (2) the ability to adapt AVANT’s APC Targeting TechnologyTM to develop new, safe and effective vaccines against oncology and infectious disease indications; (3) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against disease causing agents; (4) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies, and commercialization of CDX-110, CDX-1307, CholeraGarde® (Peru-15), Ty800, ETEC E. coli vaccine, and other products and AVANT’s expectations regarding market growth; (5) the cost, timing, scope and results of ongoing safety and efficacy trials of CDX-110, CDX-1307, CholeraGarde® (Peru-15), Ty800, ETEC E. coli vaccine and other preclinical and clinical testing; (6) the ability to negotiate strategic partnerships or other disposition transactions for AVANT’s cardiovascular programs, including TP10 and CETi; (7) the ability of AVANT to manage multiple clinical trials for a variety of product candidates; (8) the volume and profitability of product sales of Megan® Vac 1, Megan® Egg and other future products; (9) the process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® by our partner, GlaxoSmithKline or Glaxo; (10) Glaxo’s strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets and its payment of royalties to AVANT; (11) AVANT’s expectations regarding its technological capabilities and expanding its focus to broader markets for vaccines; (12) changes in existing and potential relationships with corporate collaborators; (13) the availability, cost, delivery and quality of clinical and commercial grade materials produced at AVANT’s own manufacturing facility or supplied by contract manufacturers and partners; (14) the timing, cost and uncertainty of obtaining regulatory approvals; (15) AVANT’s ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors; (16) AVANT’s ability to retain certain members of management;(17) AVANT’s expectations regarding research and development expenses and general and administrative expenses; (18) AVANT’s expectations regarding cash balances, capital requirements, anticipated royalty payments (including those from Paul Royalty Fund), revenues and expenses, including infrastructure expenses; (19) the ability to obtain substantial additional funding; (20) AVANT’s belief regarding the validity of its patents and potential litigation; (21) Pfizer’s and AVANT’s strategy and business plans concerning the continued development and commercialization of CDX-110; and (22) certain other factors that might cause AVANT’s actual results to differ materially from those in the forward-looking statements including those set forth under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in AVANT’s annual report on Form 10-K for the year ended December 31, 2007 and other reports that Avant files with the Securities and Exchange Commission.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our,” the “Company”, or “AVANT” refer to AVANT Immunotherapeutics, Inc., a Delaware corporation organized in 1983 and its subsidiaries: Celldex Therapeutics, Inc. (“Celldex”), Celldex Therapeutics, Ltd. (“Celldex Ltd”) and Megan Health, Inc. (“Megan”). AVANT’s principal activity since our inception has been research and product development conducted on our own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are set forth in Note 2 to these unaudited consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 to our 2007 Form 10-K. There have been no changes in these policies since December 31, 2007.

OVERVIEW

We are a biopharmaceutical company that uses novel applications of immunology to develop products for the prevention and treatment of diseases. We are developing a broad portfolio of vaccines and targeted immunotherapeutics addressing a wide range of applications including oncology, infectious and inflammatory diseases. These include therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines that protect against important disease-causing infectious agents and a treatment to reduce complement-mediated tissue damage. We are advancing a robust pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. Our lead programs are therapeutic cancer vaccines designed to instruct the patient’s immune system to recognize and destroy cancer cells.

Our strategy is to demonstrate proof-of-concept for our product candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development ourselves. Demonstrating proof-of-concept for a product candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the product candidate and some data indicating its effectiveness. Our current collaborations encompass the commercialization of an oral human rotavirus vaccine, the development of oral cholera, typhoid fever, ETEC and HIV vaccines, and vaccines addressed to human food safety and animal health. Our product candidates address large market opportunities for which we believe current therapies are inadequate or non-existent.

We are targeting its efforts where it can add the greatest value to the development of its products and technologies. Its goal is to demonstrate clinical proof-of-concept for each product, and then seek excellent partners to help see those products through to commercialization. We thus leverage the value of its technology portfolio through corporate, governmental and non-governmental partnerships. This approach allows us to maximize the overall value of its technology and product portfolio while best ensuring the expeditious development of each individual product.

On March 7, 2008, We closed the merger (the” Merger”) contemplated by the Agreement and Plan of Merger dated October 19, 2007 by and among AVANT, Callisto Merger Corporation (“Merger Sub”), a wholly owned subsidiary of AVANT, and Celldex (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Celldex, with Celldex as the surviving company and a wholly-owned subsidiary of AVANT. The total value of the transaction was approximately $75 million. Approximately 8.7 million shares were issued to the former Celldex shareholders in connection with the Merger. The Merger created a NASDAQ-listed, fully-integrated and diversified biopharmaceutical company with a deep pipeline of product candidates addressing high-value indications including oncology, infectious and inflammatory diseases. Celldex and AVANT shareholders own 58% and 42% of the combined company on a fully diluted basis, respectively.

Our board of directors approved a 1-for-12 reverse stock split of AVANT’s common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to Celldex stockholders in the Merger) to approximately 15 million shares.

The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex of AVANT with Celldex being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141, Business Combinations, (“SFAS 141”), even though AVANT was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values with any excess deemed purchase price allocated to goodwill. However, the valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex exceeded the estimated purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets which are non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 17 to the Company’s consolidated financial statements for additional information.

Because Celldex was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex, which, during the historical periods presented in the accompanying consolidated financial statements, was majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the Company at March 31, 2008 and historically of Celldex on a stand-alone basis for all periods prior to March 8, 2008. The financial condition, results of operations and liquidity of the Company as of the quarters ended March 31, 2008 and 2007 may not be indicative of the Company’s future performance or reflect what the Company’s financial conditions, results of operations and liquidity would have been had the Merger been consummated as of January 1 of each respective year or had the Company operated as a separate, stand-alone entity during the periods presented.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our products are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of preventative and therapeutic agents. We are using these technologies to develop vaccines and targeted immunotherapeutics that prevent or treat disease caused by infectious organisms, and treatment vaccines that modify undesirable activity by the body’s own proteins or cells. A number of our immunotherapeutic and vaccine product candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs. Below is a table of our currently active programs:

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status

ONCOLOGY	CDX-110	Glioblastoma Multiforme	Pfizer	Phase 2b/3
	CDX-1307	Colorectal, Bladder, Pancreas, Ovarian and Breast Tumors	—	Phase 1
	CDX-1401	Solid Tumors	—	Pre-clinical

INFECTIOUS DISEASE	CholeraGarde® Ty800	Cholera Typhoid fever	IVI NIH	Phase 2b Phase 2
	ETEC Paratyphoid	Enterotoxigenic E coli infection Paratyphoid fever	NIH —	Pre-clinical Pre-clinical
	CDX-2401	HIV	Rockefeller University	Pre-clinical

INFLAMMATORY DISEASE	TP10	Transplantation AMD	— —	Phase 2 Pre-clinical

MARKETED PRODUCTS	Rotarix® Megan®Vac 1 Megan®Egg	Rotavirus infection Salmonella infection in chicken Salmonella infection in laying hens and eggs	GlaxoSmithKline Lohmann Lohmann	Marketed Marketed Marketed

PROGRAM DEVELOPMENTS

A.                                    Cancer Vaccine Development Programs

CDX-110:  Our lead clinical development program, CDX-110, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor (“EGFR”), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth.

EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as breast, ovarian, prostate, colorectal, and head & neck cancers. We are currently pursuing the development of CDX-110 for GBM therapy, and plan to expand the clinical development into other cancers through additional clinical studies.

Initial clinical development of EGFRvIII immunotherapy was led by collaborating investigators at the Brain Tumor Center at the Duke Comprehensive Cancer Center and at the M.D. Anderson Cancer Center in Houston, Texas. The results from Phase 1 and Phase 2a studies, 16 and 23 patients, respectively, have demonstrated a significant increase in the time to disease progression (greater than 113%) in the patients who were vaccinated, and also in overall survival rates (greater than 100%), both relative to appropriately matched historical controls. AVANT believes that the therapy has been well tolerated, and significant immune responses to EGFRvIII were generated in many patients. An extension of the Phase 2a program at the same two institutions has enrolled 18 additional GBM patients treated with standard of care. The preliminary data support the observations from the previous studies. Independently, active immunotherapy for EGFRvIII in prostate and ovarian cancer patients has been conducted in a Phase 1 trial at the University of Washington.

We initiated a Phase 2b/3 randomized study of CDX-110 combined with standard of care, temozolomide, versus standard of care alone in patients with GBM in May 2007, we intend to open a total of 29 sites in the United States and Canada during 2008. The FDA has granted orphan drug designation for CDX-110 for the treatment of EGFRvIII expressing GBM as well as fast track designation.

On April 16, 2008, AVANT and Pfizer, Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer will be granted an exclusive worldwide license to CDX-110.  The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer will make an upfront payment to AVANT of $40 million and will make a $10 million equity investment in AVANT. Pfizer will fund all development costs for these programs. AVANT is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and is expected to close in the second quarter of 2008.

CDX-1307:  AVANT has developed an APC Targeting Technology™ that utilizes fully human monoclonal antibodies to directly target specialized types of immune system cells, known as antigen presenting cells. AVANT is advancing several clinical and preclinical product candidates that use APC Targeting Technology™ to manipulate critical types of antigen presenting cells, known as dendritic cells and macrophages, which are key cells within the immune system. Because these cells are largely responsible for initiating the immune system’s disease-fighting mechanisms, AVANT believes that product candidates using AVANT’s technology will create more potent immune responses than standard vaccination strategies.

AVANT’s lead APC Targeting Technology™ product candidate, CDX-1307, is in development for the treatment of epithelial tumors such as colorectal, pancreatic, bladder, ovarian and breast cancers. CDX-1307 targets the beta chain of human chorionic gonadotropin, known as hCG-b, which is an antigen often found in epithelial tumors. The presence of hCG-b in these cancers correlates with a poor clinical outcome, suggesting that this molecule may contribute to tumor growth. Normal adult tissues have minimal expression of hCG-b; therefore, targeted immune responses are not expected to generate significant side effects.

Thirty-five (35) patients with epithelial cancers have been treated in Phase 1 clinical trials of CDX-1307 at the Duke Comprehensive Cancer Center. The immunotherapy has been well tolerated, and one patient with pancreatic cancer demonstrated a reduction in tumor burden, with only minor adverse events observed (reddening at the injection site). The investigators at the Duke Comprehensive Cancer Center were awarded a two year $500,000 grant from the Avon Foundation and the National Cancer Institute to support Phase 1 work in breast cancer. The safety of CDX-1307 in combination with defined immune stimulators will next be evaluated with intent to enter Phase 2 research in 2009.

CDX-1401:  AVANT is developing CDX-1401, another APC-Targeting vaccine, for treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which AVANT licensed from the Ludwig Institute for Cancer Research in 2006. AVANT believes that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1. Further preclinical studies and manufacturing process optimization are in progress, with an IND filing planned for the fourth quarter of 2008.

B.                                    Infectious Disease Development Programs

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

CholeraGarde® Vaccine:  Development of a safe, effective cholera vaccine is the first step in establishing AVANT’s single-dose, oral bacterial vaccine franchise. In December 2002, the International Vaccine Institute (“IVI”) initiated a Phase 2 study of CholeraGarde® in Bangladesh, where cholera is endemic. In July 2005, Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses.  Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

In August 2006, IVI received $21 million in funding from the Bill & Melinda Gates Foundation for a Cholera Vaccine Initiative (“CHOVI”), which will include conducting further clinical trials of CholeraGarde®.  IVI plans to conduct Phase 2 clinical trials of CholeraGarde® in Bangladesh, India and Thailand beginning in the second half of 2008 followed by Phase 3 field studies. IVI will be purchasing clinical materials produced at AVANT’s Fall River, MA manufacturing facility for the trials.

AVANT has decided to focus only on the fully-funded opportunity for CholeraGarde® in the developing world. AVANT has determined that the high clinical costs of its own Phase 3 clinical trials in the United States and the investment in a commercial manufacturing facility are not justified by the limited market opportunities for a cholera vaccine in developed countries at this time.

Ty800 Typhoid Fever Vaccine:  AVANT has developed an oral vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. Ty800 is targeted for both the travelers’ market and global health needs. In 2006, the National Institute of Allergy and Infectious Disease (“NIAID”) of the National Institutes of Health (“NIH”) initiated a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. NIAID funded the production of Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site in 2007. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. AVANT initiated its own sponsored Phase 2 trial of Ty800 in July 2007. Preliminary results reported in April 2008 from the study showed that the single-dose, oral vaccine was well tolerated and immunogenic, demonstrating that the desired immune response was achieved. Incidence of reactogenicity symptoms and adverse events post-vaccination were similar to placebo. Importantly, immunogenic response was dose-dependent. Positive immune response or seroconversion (prospectively defined as a 4-fold increase in anti-LPS titers over pre-dose level) rates were 65.5% (36/55) and 80% (44/55) in the low and high dose groups, respectively, and was significantly (p<0.001) higher than placebo.

Travelers’ Vaccines:  AVANT has several travelers’ vaccine programs in pre-clinical development—all addressing important causes of serious diarrheal diseases worldwide. In November 2007, AVANT entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID will sponsor a Phase 1 study of AVANT’s investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. AVANT expects NIAID to initiate the Phase 1 trial of its ETEC vaccine candidate in the first half of 2008. AVANT’s long-term goal is to develop a combination vaccine containing Cholera, Ty800, S. paratyphi and ETEC as a “super enteric vaccine” to address the travelers’ market.

CDX-2401:  AVANT is also using its APC Targeting Technology™ to develop vaccines against infectious disease.  The lead program is CDX-2401, an APC-Targeting prophylactic vaccine, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller University in New York City, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and AVANT, with its collaborators, plans to initiate Phase 1 clinical studies in the first half of 2009.

C.                                    Inflammatory Disease Programs

TP10:  We have been developing a new class of immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (“AMD”), and myasthenia gravis. AVANT is currently spending limited resources on this program and is seeking a corporate partner to complete the development and commercialization of TP10.

D.                                    Marketed Products

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus vaccine to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for Rotarix® in Mexico in July 2004, which represented the first in an expected series of worldwide approvals and commercial launches for the product. Glaxo was subsequently launched in additional Latin American and Asian Pacific countries during 2005 – 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. On April 3, 2008, Rotarix® received approval from the FDA for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment from Glaxo. AVANT licensed-in the Rotarix® technology in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 10(A) of our unaudited consolidated financial statements). To date, AVANT has received $50 million in milestone payments under the PRF agreement. The PRF agreement provides for a $10 million milestone payment to AVANT if Rotarix® is launched in the United States in 2008. AVANT expects to achieve this milestone in the second half of 2008. Also under the PRF agreement, AVANT has retained 50% of any Glaxo milestone payments received beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively.

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

Megan®Vac 1 and Megan®Egg Vaccines:  On December 1, 2000, AVANT acquired all of the outstanding capital stock of Megan. Megan has commercialized three veterinary vaccines; Argus™ SC, licensed by the United States Department of Agriculture (“USDA”) in March 1998 and marketed by Intervet, Inc., and Megan®Vac 1 and Megan®Egg, licensed by the USDA in November 1998 and 2003, respectively, and marketed by Lohmann Animal Health International (“LAHI”). Because AVANT’s focus is on human health care, in September 2002, we appointed LAHI as the exclusive distributor of our Megan Health poultry vaccines in North America. LAHI performs all marketing and distribution activities of Megan’s marketed products for the commercial poultry market and pays us product royalties.

TECHNOLOGY LICENSING

AVANT has adopted a business strategy of out-licensing technology that does not match its development focus or where it lacks sufficient resources for the technology’s efficient development or where certain uses of the technology are outside of AVANT’s focus. For example, when AVANT acquired Megan, it entered into a licensing agreement in December 2000 with Pfizer’s Animal Health Division to leverage the value of Megan’s oral vaccine technology in a significant market opportunity (animal health and human food safety) outside of AVANT’s own focus on human health care. Under the Pfizer agreement, AVANT may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. AVANT may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2008 as Compared
with the Three-Month Period Ended March 31, 2007

AVANT reported a consolidated net loss of $22,130,602, or $2.19 per share, for the first quarter ended March 31, 2008, compared with a net loss of $4,032,403, or $0.49 per share, for the first quarter ended March 31, 2007. The net loss for the quarter ended March 31, 2008 includes a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger which closed in March 2008. The weighted average common shares outstanding used to calculate net loss per common share was 10,127,435 in 2008 and 8,309,420 in 2007.

Revenue:  Total revenue increased to $147,398 for the first quarter of 2008 compared to $144,040 for the first quarter of 2007.

Product development and licensing revenue increased to $119,864 in 2008 from $116,538 in 2007 due to the receipt of reimbursed patent expense by AVANT’s partner, Pfizer. For the three months ended March 31, 2008 and 2007, the Company recognized $116,538 of revenue under the Corixa termination agreement.

Under an SBIR grant, AVANT recognized $27,534 in government contract and grant revenue during the first quarter of 2008 for work performed. AVANT received SBIR grant revenue from Medarex of $27,502 in the first quarter of 2007.

Operating Expense:  Total operating expense increased to $22,324,334 for the first quarter of 2008 compared to $4,347,175 for the first quarter of 2007. Operating expense for 2008 includes a one-time non-cash charge charge of $14,755,908 for purchased in-process research and development related to the Merger in March 2008.

Research and development expense increased $1,697,409 to $4,486,774 from $2,789,365 in 2007. The increase in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to increases in clinical trial costs of $921,025 and stock-based compensation of $781,371. AVANT expects research and development expense to increase during the remainder of 2008 as a result of the Merger with Celldex.

General and administrative expense increased $1,504,181 to $3,032,758 in the first quarter of 2008 compared to $1,528,577 in the first quarter of 2007 and was primarily attributed to increases in professional services costs of $213,542 primarily related to the Celldex merger transaction and increases in consulting expenses of $477,732, offset by lower personnel and related costs of $322,834. AVANT expects general and administrative expense to increase during the remainder of 2008 as a result of the Merger with Celldex.

Amortization expense of acquired intangible assets was $48,894 and $29,233 in 2008 and 2007, respectively.

Investment and Other Income, Net:  Interest and other income decreased $124,479 to $46,254 for the first quarter of 2008 compared to $170,733 for the first quarter of 2007. The decrease was due to lower average cash balances and lower interest rates during the first quarter of 2008 compared to the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $11,418,544. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash used in operating activities was $4,516,738 for the first three months of 2008 compared to $2,469,525 for the first three months of 2007. The increase in net cash used in operating activities was primarily attributed to the increase in net loss incurred as a result of the Company’s Merger with Celldex in the first quarter of 2008 compared to the first quarter of 2007, partially offset by a non-cash charge for acquired in-process research and development of $14.8 million (see Note 16).  AVANT expects that cash used in operations will increase in the remainder of 2008.

Cash provided by investing activities was $10,947,322 for the first three months of 2008 compared to cash used in investing activities of $58,517 for the first three months of 2007. The change in amounts between years primarily reflects the impact of the Merger.

Net cash provided by financing activities was $128,856 for the first three months of 2008 compared to $71,489 for the first three months of 2007. The increase in net cash used in financing activities was primarily due to increases in the related party loan due to Medarex and payments of long-term liabilities.

On April 16, 2008, AVANT and Pfizer entered into an agreement under which Pfizer will be granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme.  The agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the licensing and development agreement, Pfizer will make an upfront payment to AVANT of $40 million and will make a $10 million equity investment in AVANT. Pfizer will fund all development costs for these programs. AVANT is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The agreement is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and is expected to close in the second quarter of 2008.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants which triggered a $1.5 million milestone payment to AVANT from Glaxo, $750,000 of which AVANT has retained under AVANT’s agreement with PRF. Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. The market launch of Rotarix® by Glaxo in the U.S. market would result in a $10 million milestone payment to AVANT from PRF, which AVANT expects in the second half of 2008.

During 2008, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. If AVANT does not raise additional funds in 2008, AVANT may take one or more cost reducing measures, including further delays in some of the preclinical and clinical research and development programs and reduced investment in property and equipment. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and AVANT’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that AVANT will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to AVANT’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict AVANT’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce AVANT’s economic potential from products under development.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at March 31, 2008 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2008	2009-2011	2012-2013	Thereafter
Contractual obligations:
Operating lease obligations	$20,467,800	$1,567,100	$7,048,600	$4,414,200	$7,437,900
Loan Payable*	1,279,300	89,600	377,500	228,900	583,300
Note Payable*	519,800	118,100	401,700	—	—
Licensing obligations	1,330,000	75,000	465,000	310,000	480,000
R&D obligations	74,100	74,100	—	—	—
Restructuring costs	58,200	58,200	—	—	—
Severance obligations	2,310,000	2,246,700	63,300	—	—
Construction contract	401,800	401,800	—	—	—
Total contractual obligations	$26,441,000	$4,630,600	$8,356,100	$4,953,100	$8,501,200

Commercial commitments:
Clinical development	$10,452,300	$5,445,500	$5,006,800	$—	$—
Total commercial commitments	$10,452,300	$5,445,500	$5,006,800	$—	$—

*              includes interest obligations

In the future, we may owe royalties and other Contingent payments to our licensors based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

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

AVANT does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2008 due to the short-term maturities of these instruments.

Item 4.                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

AVANT, the registrant, maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by AVANT in its reports that it files and submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a 15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter ended March 31, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective

Changes in Internal Control Over Financial Reporting.

On October 22, 2007, AVANT and Celldex Therapeutics, Inc. (“Celldex”), a privately-held company, announced the signing of a definitive Agreement and Plan of Merger, dated October 19, 2007, by and between AVANT, Callisto Merger Corporation (“Merger Sub”) and Celldex (the “Merger Agreement”). On March 7, 2008, AVANT completed the merger of Merger Sub, a wholly owned subsidiary of AVANT, with and into Celldex (the “Merger”). The Merger with Celldex was accounted for using the purchase method of accounting and was treated for accounting purposes as an acquisition by Celldex of AVANT with Celldex being considered the “accounting acquirer” based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141, Business Combination, (“SFAS 141”), even though AVANT was the issuer of common stock and the surviving legal entity and registrant in the transaction. Because Celldex was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex, which had prior to the Merger been a privately-held company, became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex only, which during the historical periods presented in the accompanying consolidated financial statements, was then a privately-held company which was majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008.

The Merger with Celldex resulted in a change that has materially affected, or is reasonably likely to materially affect, the combined Company’s internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10 Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  As of March 31, 2008, management has identified the following material weaknesses in the Company's internal control over financial reporting:

•                       Celldex did not maintain an effective segregation of duties.  Specifically, certain authority and responsibility were not appropriately assigned and delegated to employees within the organization.

•                       Celldex did not maintain an effective control over financial statement closing process.  Specifically, Celldex did not maintain formal, written policies and procedures governing the financial close and reporting process to ensure an accurate and timely financial statement closing process.  This control deficiency resulted in misstatements to employee benefit expense, research and development expense and accrued liability accounts and related financial disclosures.

Additionally, the above control deficiencies could result in misstatements of financial statement accounts and disclosures that would results in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Management is in the process of reviewing and, as necessary, revising its assignment of authority and responsibility as well as its policies and procedures with respect to its controls over the financial statement closing process to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects the Merger with AVANT to facilitate the remediation of material weaknesses and enhancement of internal controls as the accounting function for Celldex has now been assumed by AVANT, which has a larger accounting staff and experience in the requirements applicable to publicly-traded companies. The deficiencies will not be considered remediated until the AVANT internal controls are operational for a sufficient period of time and are tested, and management has concluded that the controls are designed and operating effectively.

PART II — OTHER INFORMATION

Item 1.                           Legal Proceedings

None.

Item 1A.                  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the

Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 4.                           Submission of Matters to a Vote of Security Holders

On March 6, 2008, AVANT held a Special Meeting of Stockholders at which the stockholders approved four proposals: (i) the issuance of shares of AVANT common stock pursuant to the Merger Agreement in the amount necessary to result in the Celldex stockholders owning 58% of AVANT common stock on a fully diluted basis, (ii) an amendment to AVANT’s Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to AVANT’s Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of AVANT common stock, the final ratio to be determined within the discretion of the AVANT board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

At the Special Meeting of Stockholders, the following votes were tabulated for the proposal before AVANT’s Stockholders:

PROPOSAL I

To issue shares of AVANT common stock pursuant to the Merger Agreement in the amount necessary to result in the Celldex stockholders owning 58% of AVANT common stock on a fully diluted basis.

For	Against	Abstain
37,356,519	1,695,943	133,474

PROPOSAL II

To amend AVANT’s Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000.

For	Against	Abstain
59,288,137	4,376,122	452,541

PROPOSAL III

To amend AVANT’s Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of AVANT common stock, the final ratio to be determined within the discretion of the AVANT board of directors.

For	Against	Abstain
58,934,582	4,833,582	348,636

PROPOSAL IV

To approve the 2008 Stock Option and Incentive Plan.

For	Against	Abstain
31,606,375	7,229,463	350,096

The number of shares issued, outstanding and eligible to vote as of the record date of Janaury 17, 2008 was 74,190,677.  A quorum was present at the Special Meeting of Stockholders with 64,116,800 shares represented by proxies or 86.42% of the eligible voting shares.

Item 6.                           Exhibits

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

3.5

Fourth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT, incorporated by reference to Exhibit 3.1 of AVANT’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

3.6

Fifth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT, incorporated by reference to Exhibit 3.2 of AVANT’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

4.3

Amendment No. 2 to Shareholder Rights Agreement dated November 5, 2004, between AVANT and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), as Rights Agent, incorporated by reference to Exhibit 10.1 of AVANT’s Registration Statement on Form 8-A1G/A, filed on March 7, 2008 with the Securities and Exchange Commission.

10.1	License and Development Agreement, dated as of April 16, 2008, between Celldex Therapeutics, Inc. and Pfizer Vaccines LLC.*
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications

*

Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934 as amended.

*	*	Filed herewith.
*	**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 19, 2008	Anthony S. Marucci
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 19, 2008	Avery W. Catlin
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

3.5

Fourth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT, incorporated by reference to Exhibit 3.1 of AVANT’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

3.6

Fifth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT, incorporated by reference to Exhibit 3.2 of AVANT’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

4.3

Amendment No. 2 to Shareholders Rights Agreement dated November 5, 2004 between AVANT and Computer share Trust Company, N.A. (formerly Equiserve Trust Company, N.A.) as Rights Agent, incorporated by reference to Exhibit 10.1 of AVANT’s Registration Statement on Form 8-A1G/A, filed on March 7, 2008 with the Securities and Exchange Commission.

10.1	License and Development Agreement, dated as of April 16, 2008, between audex therapeuties, Inc. and Pfizer Vaccines LLC.*
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications

*

Portions of this document have been omitted and filed separately with the securities and Exchange Commission pursuan to a request for confidential treatment in accordance with Rule 24b-2 of the securities Exchange Act of 1934 as amended.

**	Filed herewith.
***	Furnished herewith.