Form 10-Q
period 2008-06-30
AVANT IMMUNOTHERAPEUTICS INC
filed 2008-08-11
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 7, 2008, 15,708,244 shares of common stock, $.001 par value per share, were outstanding.

AVANT IMMUNOTHERAPEUTICS, INC.

FORM 10-Q
Quarter Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$52,379,836	$4,909,530
Accounts and Other Receivables	1,538,044	132,496
Prepaid Expenses and Other Current Assets	15,107,934	656,347

Total Current Assets	69,025,814	5,698,373

Property and Equipment, Net	14,033,088	1,918,036
Investment in Select Vaccines Ltd	340,580	—
Intangible Assets, Net	2,680,388	1,032,902
Other Assets	262,767	725,193
Total Assets	$86,342,637	$9,374,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,329,434	$749,865
Accrued Expenses	10,485,405	2,519,420
Payable Due Medarex	2,987,528	5,835,552
Current Portion of Deferred Revenue	5,132,279	974,156
Current Portion of Deferred Rent	57,447	57,447
Current Portion of Loans Payable	163,772	—
Total Current Liabilities	20,155,865	10,136,440

Deferred Revenue	35,724,564	219,754
Deferred Rent	181,400	150,207
Loans Payable	847,625	—

Commitments and Contingent Liabilities (Note 14)

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, 3,000,000 Shares Authorized; None Issued and Outstanding at June 30, 2008	—
Convertible Preferred Stock, $1.00 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2007		—
Common Stock, $.001 Par Value; 300,000,000 Shares Authorized; 15,708,244 Issued and Outstanding at June 30, 2008	15,708
Class A Common Stock, $.01 Par Value; 6,800,000 Shares Authorized, Issued and Outstanding at December 31, 2007 (2,811,147 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)		68,000
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized; 13,300,000 Issued and Outstanding at December 31, 2007 (5,498,273 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)	—	133,000
Additional Paid-In Capital	133,101,784	69,696,514
Accumulated Other Comprehensive Income	2,355,330	2,619,036
Accumulated Deficit	(106,039,639)	(73,648,447)

Total Stockholders’ Equity (Deficit)	29,433,183	(1,131,897)

Total Liabilities and Stockholders’ Equity	$86,342,637	$9,374,504

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
REVENUE:
Product Development and Licensing Agreements	$870,504	$116,539
Contracts and Grants	253,985	492,645
Product Royalties	837,122	—

Total Revenue	1,961,611	609,184

OPERATING EXPENSE:
Research and Development	7,611,666	2,369,824
General and Administrative	4,605,482	1,049,423
Amortization of Acquired Intangible Assets	104,164	29,233

Total Operating Expense	12,321,312	3,448,480

Operating Loss	(10,359,701)	(2,839,296)

Investment and Other Income, Net	99,191	84,159

Net Loss	$(10,260,510)	$(2,755,137)

Basic and Diluted Net Loss Per Common Share (See Note (3)(R))	$(0.67)	$(0.33)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note (3)(R))	15,227,475	8,309,420

COMPREHENSIVE LOSS:
Net Loss	$(10,260,510)	$(2,755,137)
Unrealized Gain / (Loss) on Foreign Exchange Translation	(5,832)	185,359
Unrealized Gain / (Loss) on Investment in Select Vaccines Ltd.	(147,044)	—

Comprehensive Loss	$(10,413,386)	$(2,569,778)

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
REVENUE:
Product Development and Licensing Agreements	$990,368	$233,078
Contracts and Grants	281,519	520,146
Product Royalties	837,122	—

Total Revenue	2,109,009	753,224

OPERATING EXPENSE:
Research and Development	12,117,294	5,159,189
General and Administrative	7,619,386	2,578,000
Charge for In-Process Research and Development	14,755,908	—
Amortization of Acquired Intangible Assets	153,058	58,466

Total Operating Expense	34,645,646	7,795,655

Operating Loss	(32,536,637)	(7,042,431)

Investment and Other Income, Net	145,445	254,891

Net Loss	$(32,391,192)	$(6,787,540)

Basic and Diluted Net Loss Per Common Share (See Note (3)(R))	$(2.56)	$(0.82)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note (3)(R))	12,677,455	8,309,420

COMPREHENSIVE LOSS:
Net Loss	$(32,391,192)	$(6,787,540)
Unrealized Gain/(Loss) on Foreign Exchange Translation	(56,258)	164,656
Unrealized Gain / (Loss) on Investment in Select Vaccines Ltd.	(207,448)	—

Comprehensive Loss	$(32,654,898)	$(6,622,884)

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(Unaudited)

	Common Stock Shares(1)	Common Stock Par Value(1)	Class A Common Stock Shares(1)	Class A Common Stock Par Value(1)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	5,498,273	$5,498	2,811,147	$2,811	$71,322,900	$2,388,196	$(58,575,397)	$15,144,008
Share-Based Compensation	—	—	—	—	1,604,922	—	—	1,604,922
Medarex Return of Capital	—	—	—	—	(3,038,617)	—	—	(3,038,617)
Comprehensive Income (Loss):
Net Loss	—	—	—	—	—	—	(15,073,050)	(15,073,050
Other Comprehensive Income	—	—	—	—	—	230,840	—	230,840
Total Comprehensive Loss								(14,842,210)
Balance at December 31, 2007	5,498,273	$5,498	2,811,147	$2,811	$69,889,205	$2,619,036	$(73,648,447)	$(1,131,897)
Exchange of Class A for Common Stock	2,811,147	2,811	(2,811,147)	(2,811)	—	—	—	—
Shares Issued to Medarex in Settlement of a Payable	351,692	352	—	—	3,038,265	—	—	3,038,617
Shares Received in Exchange in the Merger	6,265,889	6,266	—	—	46,869,106	—	—	46,875,372
Cash Paid for Fractional Shares in Connection with the Merger	(7)	—	—	—	—	—	—	—
Shares Issued to Pfizer as part of CDX-110 Licensing Agrmt.	781,250	781			10,866,407			10,867,188
Share-Based Compensation	—	—	—	—	2,438,801	—	—	2,438,801
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(32,391,192)	(32,391,192)
Other Comprehensive Loss	—	—	—	—	—	(263,706)	—	(263,706)
Total Comprehensive Loss								(32,654,898)
Balance at June 30, 2008	15,708,244	$15,708	—	$—	$133,101,784	$2,355,330	$(106,039,639)	$29,433,183

(1)                                  Adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(32,391,192)	$(6,782,778)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,061,050	379,892
Amortization of Intangible Assets	153,058	58,467
Loss (Gain) on Impairment & Disposal of Assets	6,554	—
Stock-Based Compensation Expense	2,438,801	746,992
In-Process Research and Development	14,755,908	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(1,366,959)	2,427,153
Prepaid and Other Current Assets	(4,135,654)	(478,228)
Accounts Payable and Accrued Expenses	5,858,978	(1,888,537)
Deferred Revenue	39,552,933	644,802
Deferred Rent	31,193	58,185

Net Cash Provided by (Used in) Operating Activities	25,964,670	(4,834,052)

Cash Flows from Investing Activities:
Cash Acquired in the Acquisition of AVANT, Net of Transaction Costs	10,750,255	—
Restricted Cash Deposits	(1,103)	(542)
Acquisition of Property and Equipment	(397,002)	(71,423)
Proceeds from Disposal of Assets	229,500	—

Cash Provided by (Used in) Investing Activities	10,581,650	(71,965)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuance	10,867,188	—
Related Party Loan Due to Medarex	190,593	192,133
Payments of Loans Payable	(77,537)	—

Net Cash Provided by Financing Activities	10,980,244	192,133

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(56,258)	163,460

Net Increase (Decrease) in Cash and Cash Equivalents	47,470,306	(4,550,424)

Cash and Cash Equivalents at Beginning of Period	4,909,530	14,000,186

Cash and Cash Equivalents at End of Period	$52,379,836	$9,449,762

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Merger	$46,251,952	$—
Shares Issued to Medarex in Settlement of a Payable	$3,038,617	$—

See accompanying notes to unaudited consolidated financial statements

AVANT IMMUNOTHERAPEUTICS, INC.
Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(1)           Nature of Business and Overview

AVANT Immunotherapeutics, Inc. (the “Company” or “AVANT”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a portfolio of vaccines and targeted immunotherapeutics addressing a wide range of applications including oncology, infectious and inflammatory diseases. The portfolio includes a pipeline of therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a treatment to reduce complement-mediated tissue damage. AVANT is advancing a pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. AVANT’s lead programs are therapeutic cancer vaccines designed to instruct the patient’s immune system to recognize and destroy cancer cells. AVANT further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in our license of a rotavirus strain to GlaxoSmithKline that was used in the development of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines addressed to cancer therapies, global health, human food safety and animal health. AVANT’s product candidates address large market opportunities for which the Company believes current therapies are inadequate or non-existent.

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

Because Celldex was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex became the historical financial statements of the Company as of the closing of the Merger. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined company at June 30, 2008 and historically of Celldex on a stand-alone basis for all periods prior to March 8, 2008.

The Company’s cash and cash equivalents at June 30, 2008 were $52,379,836. Its working capital at June 30, 2008 was $48,869,949. The Company incurred a loss of $10,260,510 and $32,391,192 for the three and six months ended June 30, 2008, respectively. Net cash used in operations for the six months ended June 30, 2008 was $25,964,670. The Company believes that cash inflows from existing grants and collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond June 30, 2009. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements.

On April 16, 2008, the Company and Pfizer Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer will be granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme (“GBM”). The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales.

On April 3, 2008, Rotarix® received Food and Drug Administration (“FDA”) market approval for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment to AVANT from GlaxoSmithKline plc (“Glaxo”), $750,000 of which the Company has retained under the Company’s agreement with Paul Royalty Fund (“PRF”). Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. The Company anticipates receiving a $10 million milestone payment from PRF upon Glaxo’s U.S. launch of Rotarix®, which we expect to receive in the second half of 2008.

During the remainder of 2008, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. We believe that our current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company’s economic potential from products under development.

(2)          Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007 include the consolidated accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments that are necessary to present fairly the Company’s financial position at June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007. The Company’s financial conditions, results of operations and liquidity for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of results for any future interim period or for the full year.

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

(B) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At June 30, 2008, investments were primarily in money market mutual funds.

AVANT may invest its cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of cash and money market funds which are all held with three financial institutions in the U.S. and two financial institutions in the United Kingdom.

(C) Investment in Securities

AVANT has classified its equity investment in Select Vaccines Limited (“Select Vaccines”) shares as available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”). In accordance with SFAS 115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income (expense). At June 30, 2008, AVANT had an investment with a fair value of $340,580 in the stock of Select Vaccines.

(D) Restricted Cash

Restricted cash of $181,242 and $180,139 at June 30, 2008 and December 31, 2007, respectively, represents security deposits for the Company’s facilities in Phillipsburg, New Jersey, of which the Company took occupancy in 2006.

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

Accounts and other receivables consist of the following:

	June 30, 2008	December 31, 2007
Trade	$1,373,280	$—
Other	164,765	132,496
	$1,538,045	$132,496

At June 30, 2008, trade receivables of $1,372,454 were due from Pfizer. See Note 10(c)(1).

Other receivables at June 30, 2008 represent primarily money market interest receivable of $44,393, an employee loan of $26,988 and research and development tax credit receivable of $88,071 from United Kingdom Inland Revenue. Other receivables at December 31, 2007 primarily represent an employee loan of $33,580 and research and development tax credit receivable of $88,155 from United Kingdom Inland Revenue.

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

If AVANT believes an indicator of potential impairment exists, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows are less than its book value.  The Company charges impairments of the long-lived assets to operations if its evaluations indicate that the carrying value of these assets is not recoverable. Management had identified no indicators of impairment at June 30, 2008.

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

(K) Operating Leases

The Company presently has three facilities that are located at Phillipsburg, New Jersey, and Needham and Fall River, Massachusetts under non-cancellable operating lease agreements for office, laboratory and manufacturing space. The rent payments for the three locations escalate over the lease term. Rent expense is recorded on a straight-line basis over the terms of the leases, including any renewals that are reasonably assured of occurring. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term.

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

AVANT has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when AVANT has a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) AVANT has no further performance obligations under the license agreement. Upfront non-refundable fees associated with license and development agreements where AVANT has continuing performance obligations under the terms of the agreement are recorded as deferred revenue and recognized as revenue over the estimated service period as AVANT completes its obligations. Where AVANT’s level of effort is relatively constant over the performance period or no other pattern is estimable, the revenue is recognized on a straight-line basis. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. The determination of the performance period involves judgment on management’s part. Funding of research and development is recognized as revenue over the term of the applicable contract as costs are incurred related to that contract.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there is no continuing performance obligations associated with the milestone payment. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone; and, (iv) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as AVANT completes its performance obligations.

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

(N) Research and Development Costs

Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other studies, salaries, depreciation, technology access fees, royalty fees, including cost of Rotarix® royalty revenues retained by AVANT, and funding of outside research. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred.

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

(P) Foreign Currency Translation

The financial statements of Celldex Ltd have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. The gains and losses resulting from the changes in exchange rate from this period have been reported in other comprehensive (loss) income. As of June 30, 2008 and December 31, 2007, the accumulated unrealized foreign exchange translation (losses) gains included in accumulated other comprehensive income were $2,562,778 and $2,619,036, respectively.

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

(R) Net Loss Per Share

AVANT computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options and warrants to purchase 1,810,751 and 1,031,374 shares of common stock were not included in the June 30, 2008 and 2007 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations and comprehensive loss have been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

(S) Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income. During the three and six months ended June 30, 2008, AVANT recorded other comprehensive loss of $147,044 and $207,448 related to unrealized loss in its investment in Select Vaccines and $5,832 and $56,258 related to unrealized foreign exchange translation losses, respectively. During the three and six months ended June 30, 2007, AVANT recorded other comprehensive income of $185,359 and $164,656 related to unrealized foreign exchange translation gains, respectively.

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

Compensation expense for all share-based payment awards to employees are recognized using the straight-line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(V) Segments

Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, AVANT has determined that it is engaged in one industry segment. Substantially all of AVANT’s revenue since inception has been generated in the United States and substantially all of our assets are in the United States.

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

EITF 07-1:  In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature.  Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  The Company is currently evaluating the effect that the adoption of EITF 07-01 will have on its results of operations and financial condition.

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

SFAS 162:  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

EITF 03-6-1:  In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”, or SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP EITF 03-6-1 will have on its results of operations and financial condition.

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

SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

Level 1        Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash equivalents and its investment in Select Vaccines. As of June 30, 2008, the Company held cash equivalents of $50,823,377 and an investment in Select Vaccines of $340,580.

Level 2        Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at June 30, 2008.

Level 3        Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at June 30, 2008.

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

(5)          Stock-Based Compensation

As of June 30, 2008, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

Employee Stock Benefit Plans

Employee Stock Purchase Plan

The 2004 ESPP Plan was adopted on May 13, 2004 and assumed by the Company in connection with the Merger. All full time employees of AVANT are eligible to participate in the 2004 ESPP Plan. A total of 12,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. At June 30, 2008, 9,885 shares were available for issuance under the 2004 ESPP Plan.

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

The 2008 Plan allows for a maximum of 1,500,000 shares of common stock to be issued prior to October 19, 2017. The board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AVANT) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of AVANT). The 2008 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

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

General Option Information

A summary of stock option activity under the 2008 Plan for the six months ended June 30, 2008, adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008, is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1	787,440	$12.70	5.81
Granted	2,466,167	8.30
Exercised	—	—
Canceled/forfeited	(1,441,606)	10.64
Expired	(1,250)	29.13

Outstanding at June 30	1,810,751	$8.34	9.24

Ending Vested and Expected to Vest at June 30, 2008	1,617,419	$8.34	9.23

At June 30
Options exercisable	873,262	$8.39

The weighted average fair value of options granted during the six-month period ended June 30, 2008 was $4.23.

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and generally have four-year vesting terms from date of grant. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $332,991 and $16,253 related to non-employee stock options for the three months ended June 30, 2008 and 2007, and $349,431 and $32,606 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had total unrecognized compensation costs of $148,329 related to unvested non-employee options.

Valuation and Expenses Information

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and employee stock purchases for the three and six months ended June 30, 2008 and 2007, respectively, which was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$577,189	$177,472	$1,171,565	$376,558
General and administrative	239,232	174,600	1,267,236	370,434
Total stock-based compensation expense	$816,421	$352,072	$2,438,801	$746,992

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

Based on basic and diluted weighted average common shares outstanding of 15,227,475 and 12,677,455, the effect of stock-based compensation expense recorded for the three- and six-month periods ended June 30, 2008 had a $0.05 per share and $0.19 per share impact on net loss per share, respectively.

As of June 30, 2008, total compensation cost related to non-vested employee stock options not yet recognized was $3,277,319, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.69 yrs. The total fair value of employee stock options vested, including the incremental fair value for options vested that were modified, during the three and six months ended June 30, 2008 was $217,683 and $1,487,715, respectively

The fair values of employee and non-employee director stock options granted during the three and six months ended June 30, 2008 and 2007 were valued using the Black-Scholes model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected stock price volatility (employees)	60%	67%	60%	67%
Expected stock price volatility (non-employee directors)	59%	67%	59%	67%
Expected option term (employees)	4.75 Years	5.2 Years	3-6 Years	5.2 Years
Expected option term (non-employee directors)	4.0 Years	5.2 Years	4-6 Years	5.2 Years
Risk-free interest rate	3.24%	4.5%	1.75-3.24%	4.5%
Expected dividend yield	None	None	None	None

The Company used its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption in accordance with SFAS No. 123(R) and SAB 107 for its employee and non-employee director stock options and employee stock purchases. The Company has concluded that its historical volatility is representative of expected future stock price trends. The expected volatility used by Celldex in 2007 was based on the average volatility of a group of companies that Celldex believed would be considered a peer group had it been a publicly held company.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, the Securities and Exchange Commission released SAB 110, which extended the use of the simplified method if a company met certain criteria. AVANT has concluded that the Merger represents a significant structural change in its business and in the terms of its share option grants such that AVANT’s historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company has elected to follow the guidance of SAB 107 and SAB 110 and has adopted the simplified method in determining expected term for all of its stock option awards.  There were 0 and 121,703 stock options granted to non-employee directors during the three and six months ended June 30, 2008, respectively.

Forfeitures were estimated based on historical experience by applying an eleven and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the three and six months ended June 30, 2008, respectively.

The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(6)          Retirement Savings Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make matching contributions of up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was approximately $37,055 and $22,282 for the six months ended June 30, 2008 and 2007, respectively.

(7)           Property and Equipment

Property and equipment includes the following:

	June 30, 2008	December 31, 2007
Laboratory Equipment	$5,253,695	$1,551,896
Manufacturing Equipment	991,916	—
Office Furniture and Equipment	1,555,962	405,581
Leasehold Improvements	13,863,841	2,046,663
Assets Held for Sale	247,100	—
Construction in Progress	395,817	—
Total Property and Equipment	22,308,331	4,004,140
Less Accumulated Depreciation and Amortization	(8,275,243)	(2,086,104)
	$14,033,088	$1,918,036

A portion of the purchase price in the Merger totaling $15,170,702 has been allocated and recorded to acquired property and equipment above and was then reduced by approximately $2,606,649 of negative goodwill.

As a result of the Merger, AVANT is converting its Fall River manufacturing facility to provide mammalian cell culture production capabilities and has classified certain manufacturing-related equipment having a fair value of $451,100 as long-lived assets to be disposed of by sale. The fair value was established based on quoted market prices by an equipment re-seller less estimated costs to remove and sell the equipment. During the quarter ended June 30, 2008, the Company sold one of the long-lived assets held for sale with a recorded value of $204,000 for $229,500 and recorded a gain of $25,500 on disposal of assets. In addition, the Company disposed of $161,523 of assets and recorded a loss of $32,054 on disposal of fixed assets during the six months ended June 30, 2008.

Depreciation expense related to equipment and leasehold improvements was $707,915 and $197,523 for the three months ended June 30, 2008 and 2007, respectively, and $1,061,050 and $379,892 for the six months ended June 30, 2008 and 2007, respectively.

(8)           Intangible and Other Assets

Intangible and other assets include the following:

	June 30, 2008				December 31, 2007
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Core Technology	4.5 - 11 years	$2,193,249	$(380,004)	$1,813,245	$1,296,000	$(263,097)	$1,032,902
Developed Technology	8 years	273,796	(10,958)	262,838	—	—	—
Strategic Partner Agreement	8 years	629,499	(25,194)	604,305	—	—	—

Total Intangible Assets		$3,096,544	$(416,156)	$2,680,388	$1,296,000	$(263,097)	$1,032,902

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

All of AVANT’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $104,164 and $29,233 for the three-month periods ended June 30, 2008 and 2007, respectively, and $153,058 and $58,467 for the six-month periods ended June 30, 2008 and 2007, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2008 for the remainder of fiscal year 2008 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2008 (remaining six months)	$207,948
2009	415,896
2010	415,896
2011	415,896
2012	340,313
2013 and thereafter	884,441

(9)           Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  As a result of the implementation of FIN 48, AVANT recognized no material adjustment in the liability for unrecognized income tax benefits.  At adoption date and at June 30, 2008, AVANT had no material unrecognized income tax benefits.

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

During the first quarter of 2008 the Company underwent a merger in which AVANT and Celldex became a combined group for tax reporting purposes.  The merger was treated as a purchase under SFAS 141 with Celldex being the accounting acquirer.  Together they form a combined group and report income taxes as such with AVANT as the Parent Company and Celldex as the Subsidiary.  As a result of this merger, all of the prior tax attributes of both AVANT and Celldex will carry forward for potential future use subject to potential limitations.  These tax attributes are included in the Company’s income tax provision.

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

As required by Statement of Financial Accounting Standards No. 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of NOL, capitalized R&D expenditures and R&D tax credit carryforwards. Management has determined that it is more likely than not that AVANT will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2008 and December 31, 2007.

(10)         Product Development and Licensing Agreements

AVANT’s revenue from product development and licensing agreements was received pursuant to contracts and arrangements with different organizations. A summary of these contracts follows:

(A)         GlaxoSmithKline plc (“Glaxo”) and Paul Royalty Fund II, L.P. (“PRF”)

In 1997, AVANT entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. AVANT licensed-in the rotavirus strain that was used to develop Glaxo’s Rotarix® rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. AVANT is obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

In May 2005, AVANT entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix®. Under the PRF agreement, AVANT will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively. AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense. For the three- and six-month periods ended June 30, 2008, AVANT recognized revenue of $766,632 related to its retained interests in Rotarix®, which is payable to CCH.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to AVANT from Glaxo, $750,000 of which AVANT has retained under AVANT’s agreement with PRF. In connection with the Company’s purchase accounting for the Merger, the present value of the Company’s retained amount, or $742,300, had been recorded as a current asset. During the quarter ended June 30, 2008, AVANT also recorded $225,000 in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market would result in a $10 million milestone payment to AVANT from PRF, which AVANT expects to receive in the second half of 2008. In connection with the Merger, AVANT recorded $9.8 million as an other current asset, which represents the present value of this milestone payment adjusted for probability of success.

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

(B)         Glaxo and Corixa Corporation (“Corixa”)

On December 21, 2005, Corixa, a wholly-owned subsidiary of Glaxo, and Celldex Ltd (formerly Lorantis), entered into a termination agreement of their collaboration of CDX-2101, or HepVax, for the development of a therapeutic vaccine for Hepatitis B (the “Termination Agreement”). Under the terms of the Termination Agreement, Glaxo paid the Company the sum of approximately $1,632,000. In addition, and subject to the terms and conditions of the Termination Agreement, Glaxo granted to Celldex a worldwide, fully paid up, royalty-free, perpetual, nonexclusive license under the Corixa Patent Rights, Corixa Know-How Rights and Corixa Licensed Technology (each as defined in the Termination Agreement): (a) to use RC-529SE in products being developed and/or commercialized by Celldex Ltd or its Permitted Sublicensees in the Lorantis Field; and (b) to make or have made RC-529SE using RC-529 adjuvant for the limited use permitted by the license granted to reformulate Corixa’s proprietary adjuvant.

The Company has concluded that because the original collaboration between Corixa and Lorantis contained multiple deliverables, EITF 00-21 applies. For the three- and six-month periods ended June 30, 2008 and 2007, the Company recognized $116,538 and $233,076, respectively, of revenue under the Termination Agreement.

(C)         Pfizer Inc (“Pfizer”)

(1) Pfizer License and Development Agreement

On April 16, 2008, AVANT and Pfizer entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to AVANT of $40 million and made a $10 million equity investment in AVANT. Pfizer will fund all development costs for these programs. AVANT is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008, the effective date.

On May 27, 2008, AVANT received $10 million from Pfizer in exchange for 781,250 shares of AVANT’s common stock having a fair value of $10,867,188, or $13.91 per share, on that date.  The $867,188 over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008.

The Company has applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, and determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting.  The Company’s deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration.  Revenue is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model (“CAPM”).  The $40,000,000 up-front payment was recorded as deferred revenue and this amount, less the $867,188 in excess fair value for AVANT’s common stock discussed above, is being amortized over the 9.5-year performance period at a rate of $1,029,811 per quarter.

The agreement also provides for reimbursement by Pfizer of all costs incurred by AVANT in connection with the collaboration since the effective date.  The Company will invoice Pfizer monthly for its reimbursable costs and record the invoiced amount as deferred revenue.  These deferred revenue amounts will be amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model.  For the three-month period ended June 30, 2008, AVANT had incurred and invoiced Pfizer $1,372,454 in reimbursable costs related to the Pfizer collaboration.

The Company recorded revenue under this collaboration of $516,995 during the three-month period ended June 30, 2008 which is included in “Product Development and Licensing Agreements” within the Revenue section of the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2008.  Of this amount, $492,020 was attributed to the amortization of the upfront payment and $24,975 was attributed to the amortization of expenses incurred by the Company for which Pfizer is obligated to reimburse the Company.

In connection with the initial deliverables under Pfizer Agreement as discussed further in Notes 11(C) and 11(D), the Company is obligated to pay a sublicense fee of $2,365,174 to each of two research universities, Duke University (“Duke”) and Thomas Jefferson University (“TJU”), and to pay TJU an additional license fee of $500,000.  The Company has recognized $492,020 of these costs as royalty expense at June 30, 2008 and recorded the remaining costs of $4,738,329 as deferred costs in the “Prepaid Expenses and Other Current Assets” line item in the Consolidated Balance Sheet at June 30, 2008.

(2) Pfizer Animal Health Agreement

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

(D)         Rockefeller University (“Rockefeller”) and Gates Grand Challenge Award

AVANT is developing a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and payments to AVANT are made on a time and materials basis. For the three- and six-month periods ended June 30, 2008 and 2007, AVANT recognized grant revenue from Rockefeller of $208,928 and $460,189, respectively.

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

In connection with the Pfizer Agreement discussed in Note 10(C)(1), AVANT determined that $2,365,174 is payable to Duke as a sublicense fee.  At AVANT’s option, up to 50% of this amount can be paid to Duke using the Company’s common stock.  At June 30, 2008, the Company had recorded an accrual for the full amount.

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

(D)          Thomas Jefferson University

                In February 2003, the Company entered into three exclusive license agreements with Thomas Jefferson University (“TJU”).  Under the license agreements, TJU has granted a worldwide fee-and royalty-bearing exclusive license.  Under these licenses, the Company will be obligated to pay TJU milestone payments which may total up to $1.4 million for the first two licensed products developed during the term of the license agreements, an annual license fee of $45,000, patent and other expenses associated with licenses, as well as royalties on net sales of licensed products during the term of the license agreements.  The Company also issued 100,000 shares of its common stock to TJU.  In the event that TJU provides notice of default and the default is not cured within 60 days of such notice, TJU may terminate the license agreements. In connection with the Pfizer Agreement, the Company amended its licenses with TJU to add additional sublicensing rights and made a $500,000 one-time license payment to TJU in June 2008.

As discussed in Note 10(C)(1), AVANT determined that $2,365,174 is payable to TJU as a sublicense fee.  At June 30, 2008, the Company had recorded an accrual for the full amount.

(E)          Select Vaccines Limited (“Select Vaccines”)

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

During the three and six months ended June 30, 2008, AVANT recorded other comprehensive loss of $147,043 and $207,447, respectively, related to unrealized losses in its investment in Select Vaccines.  The Company considers this a temporary decline.

(F)          3M Company (“3M Company”)

On June 11, 2008, AVANT and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company’s proprietary Immune Response Modifier Resiquimod™ (and additional Toll-Like Receptor 7/8 agonists (“TLR”)) for clinical study with Celldex’s proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.

AVANT paid 3M Company a one-time upfront license fee which was charged to research and development expense in the three months ended June 30, 2008. The Company may be required to pay annual license fees and milestone payments to 3M Company with respect to development of Resiquimod™. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

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

In connection with the Merger, AVANT recorded $722,683 as the fair value of the loan payable based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities. At June 30, 2008, AVANT has recorded a loan payable of $695,399 to MassDevelopment, of which $55,982 is classified as current and $639,417 as long-term.

(B)         Note Payable

Under the Secured Promissory Note, AVANT received $903,657 from MassDevelopment to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months and an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book values of these collateralized assets at June 30, 2008 were $253,308.

In connection with the Merger, AVANT recorded $366,251 as the fair value of the note payable based on current market interest rates available to AVANT for long-term liabilities with similar terms and maturities. At June 30, 2008, the balance of the note payable to MassDevelopment was $315,998, of which $107,790 is classified as current and $208,208 as long-term.

The following table summarizes the Company’s approximate contractual obligations to MassDevelopment with respect to the loan and note payable:

	Loan Payable			Note Payable
	Principal	Interest	Total	Principal	Interest	Total
2008 (remaining six months)	$34,100	$21,700	$55,800	$64,100	$9,700	$73,800
2009	81,900	48,500	130,400	160,200	16,900	177,100
2010	81,900	43,900	125,800	169,400	7,800	177,200
2011	81,900	39,400	121,300	46,900	500	47,400
2012	81,900	34,900	116,800	—	—	—
Thereafter	579,600	115,800	695,400	—	—	—
Total Obligation	$941,300	$304,200	$1,245,500	$440,600	$34,900	$475,500

Less: Current Portion	75,000			143,100

Total Long-Term Portion	$866,300			$297,500

(14)         Commitments and Contingencies

(A)         Commitments for the Needham, Massachusetts Facility

In November 2005, AVANT entered into a lease amendment that extended its lease of laboratory and office space in Needham, Massachusetts through April, 2017 and reduced AVANT’s leased space to approximately 35,200 square feet. As of June 30, 2008, AVANT’s share of tenant improvements costs of $334,800 for the Needham facility renovations project remains unpaid. Under this lease amendment, AVANT is obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the remaining lease term.

(B)         Commitments for the Fall River, Massachusetts Facility

In 2003, AVANT reached agreement with MassDevelopment, an economic development entity for the Commonwealth of Massachusetts, to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term that expires in December 2010 and two renewal options of five years each. Management has determined that it is reasonably assured that AVANT will exercise one five-year renewal option. Therefore, AVANT is amortizing leasehold improvements made to the Fall River facility over the remaining original lease term plus one five-year renewal term. In November 2005 and December 2006, AVANT amended the MassDevelopment lease to increase the rentable space to approximately 14,300 and 16,200 square feet, respectively, at the Fall River facility.

(C)         Commitments for the Philipsburg, New Jersey Facility

AVANT leases approximately 20,000 square feet of office and laboratory space in Phillipsburg, New Jersey. The lease has an initial five-year term which expires in August 2011. Under the lease agreement, AVANT is obligated to pay an annual rent of approximately $347,700 plus certain common area maintenance costs. Aggregate rental payments including common area maintenance costs were $173,826 for the six-month periods ended June 30, 2008 and 2007.

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

The Company entered into a letter of credit facility with a national U.S. financial institution for $177,000, which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey. The total amount of the security deposit is recorded as other assets on the Company’s consolidated balance sheets.

(D)         Commitments to Licensors under Certain Intellectual Property License Agreements

The Company has certain obligations to pay licensors based on payments received by the Company from its licensees.  The Company believes that it has in the past, and is continuing to satisfy its payment obligations to its licensors based on the Company's interpretation of its license agreements with those licensors.  If a licensor was to disagree with the calculation of payments made by the Company pursuant to the license agreements, then the Company may be required to make additional license payments to one or more licensors.  Although no disagreements have arisen, there can be no assurances that a licensor will not dispute the Company's interpretation of those license agreements or the Company's calculation of payments due.  Accordingly, the Company may have a contingent liability, in an amount which it cannot determine with precision, based on the risk that such additional payments may have to be made.

(E)         Commitments for the Operating Leases

Obligations for base rent and common area maintenance costs (CAM) under these and other non-cancelable operating leases as of June 30, 2008 are approximately as follows:

Year ending December 31,
2008 (remaining six months)	$1,019,500
2009	2,458,400
2010	2,531,600
2011	2,450,600
2012	2,159,900
2013 and thereafter	9,692,200
Total minimum lease payments	$20,312,200

The Company’s total rent and CAM for all operating leases was approximately $580,900 and $128,900 for the three- month periods and $1,137,400 and $257,800 for the six-month periods ended June 30, 2008 and 2007, respectively.

(15)         Severance Arrangements

In May 2008, Dr. Una S. Ryan, who had been the Chief Executive Officer and President of the Company, informed the Company’s Board of her intention to depart from the Company pending negotiation of the terms of her separation.  The Company and Dr. Ryan executed a separation agreement effective July 16, 2008 (the “Separation Agreement”) setting forth such terms regarding Dr. Ryan's separation from the Company.  The Separation Agreement provides, among other things, for: (i) a lump sum cash payment of $1,323,203, plus interest in the amount of $10,784, which is payable on November 8, 2008; (ii) a mutual general release; (iii) payment of insurance premiums under COBRA for 18 months; (iv) reimbursement of attorneys' fees up to $30,000 and (v) vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008).  The remainder of Dr. Ryan’s options terminated as of July 16, 2008.  The Separation Agreement also provided for Dr. Ryan's resignation, effective July 16, 2008, from her position as a director of the Company and each of its subsidiaries in connection with the execution of the Separation Agreement.  At June 30, 2008, the Company accrued the full amount of Dr. Ryan’s lump sum severance payment of $1,323,203, which was consistent with the terms of her existing employment agreement, a prorate proportion of the interest payable, the present value of the expected COBRA benefits totaling $31,485, and reimbursable attorney fees of $30,000 as these expenses were determinable and probable at June 30, 2008.

With respect to Dr. Ryan’s options, the Company concluded that stock-based compensation expense for the fully vested options to be granted to Dr. Ryan in connection with the Separation Agreement was appropriately recorded in July 2008 when the criteria for establishing a grant date under SFAS 123(R) were met.

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

As Dr. Burns has not provided substantive service to the Company since October 19, 2007, these severance benefits, which in the aggregate equal $1,014,017, have been accrued in the consolidated financial statements as of December 31, 2007. In addition, stock-based compensation has been adjusted for the modification of Dr. Burns’ stock option awards in accordance with SFAS No. 123(R).

The following table sets forth an analysis of the severance costs, which are included in accrued liabilities in the consolidated balance sheet as of June 30, 2008 and December 31, 2007:

	Balance at December 31,			Balance at June 30,
	2007	Charges	Paid Cash	2008

Severance and benefits	$1,014,017	$1,377,022	$(404,180)	$1,986,859

(16)         Merger of AVANT and Celldex

On March 7, 2008, AVANT completed the Merger with Celldex with Celldex considered the accounting acquirer, even though AVANT issued common stock and was the surviving legal entity in the transaction. AVANT issued 8,309,420 shares of AVANT’s common stock in exchange for all of the outstanding capital stock of Celldex, on the basis of 4.65 shares of AVANT common stock for each share of Celldex common stock such that Celldex shareholders owned 58% of AVANT common stock on a fully diluted basis and AVANT shareholders retained 42%. AVANT also issued 351,692 shares having a value of $3,038,617 in settlement of a payable due Medarex. The purchase price of $47,570,867 and represents the shares attributable to AVANT shareholders and consisted of (i) the 6,265,889 shares outstanding of AVANT common stock on the effective date of the Merger valued at $46,875,372 and (ii) estimated transaction costs totaling $695,495.

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

Each of AVANT’s three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows for these projects were based on management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project and the net cash flows reflect assumptions that would be used by market participants.

The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. None of AVANT’s IPR&D projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with U.S. GAAP, the fair value allocated to IPR&D was charged as an expense in the Company’s consolidated financial statements as of the date of acquisition. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives, which range from 4.5 to 8 years.

As of June 30, 2008, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that AVANT and its collaborators will be able to develop, manufacture and commercialize these products before AVANT’s competitors. If these products are not successfully developed and do not become commercially viable, the Company’s financial condition and results of operations could be materially affected.

The following unaudited pro forma financial summary is presented as if the operations of AVANT and Celldex were combined as of the beginning of the periods being reported on. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities. The following pro forma financial summary includes charges for in-process research and development of $14,755,908 and $14,440,009 for 2008 and 2007, respectively, which are material non-recurring charges.

Six Months Ended June 30,	2008	2007
Revenue	$3,669,867	$2,041,133
Net loss	(37,418,099)	(31,914,887)
Basic and diluted net loss per share	(2.50)	(2.15)

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by AVANT. These factors include, but are not limited to: (1) the successful post-merger integration of the business, multiple technologies and programs; (2) the ability to adapt AVANT’s APC Targeting TechnologyTM to develop new, safe and effective vaccines against oncology and infectious disease indications; (3) the ability to adapt AVANT’s vectoring systems to develop new, safe and effective orally administered vaccines against disease causing agents; (4) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies, and commercialization of CDX-110, CDX-1307, CholeraGarde® (Peru-15), Ty800, ETEC E. coli vaccine, and other products and AVANT’s expectations regarding market growth; (5) the cost, timing, scope and results of ongoing safety and efficacy trials of CDX-110, CDX-1307, CholeraGarde® (Peru-15), Ty800, ETEC E. coli vaccine and other preclinical and clinical testing; (6) the ability to negotiate strategic partnerships or other disposition transactions for AVANT’s cardiovascular programs, including TP10 and CETi; (7) the ability of AVANT to manage multiple clinical trials for a variety of product candidates; (8) the volume and profitability of product sales of Megan® Vac 1, Megan® Egg and other future products; (9) Glaxo’s process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® or Glaxo, which is not within our control, (10) Glaxo’s strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets, which is not within our control, and its payment of royalties to AVANT; (11) Pfizer’s and our strategy and business plans concerning the continued development and commercialization of CDX-110; (12) AVANT’s expectations regarding its technological capabilities and expanding its focus to broader markets for vaccines; (13) changes in existing and potential relationships with corporate collaborators; (14) the availability, cost, delivery and quality of clinical and commercial grade materials produced at AVANT’s own manufacturing facility or supplied by contract manufacturers and partners; (15) the timing, cost and uncertainty of obtaining regulatory approvals; (16) AVANT’s ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors; (17) AVANT’s ability to retain certain members of management;(18) AVANT’s expectations regarding research and development expenses and general and administrative expenses; (19) AVANT’s expectations regarding cash balances, capital requirements, anticipated royalty payments (including those from Paul Royalty Fund), revenues and expenses, including infrastructure expenses; (20) the ability to obtain substantial additional funding; (21) AVANT’s belief regarding the validity of its patents and potential litigation; and (22) certain other factors that might cause AVANT’s actual results to differ materially from those in the forward-looking statements including those set forth under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in AVANT’s annual report on Form 10-K for the year ended December 31, 2007 and other reports that Avant files with the Securities and Exchange Commission.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are set forth in Note 3 to these unaudited consolidated financial statements. The Company considers its most critical accounting policies include revenue recognition for agreements entered into with various collaborators, the amortization policy for acquired intangible assets and the estimates of costs incurred and assumptions made in recording accrued clinical research and contract manufacturing costs and assumptions made in calculating the fair value of stock-based compensation expense.

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

The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex of AVANT with Celldex being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141, Business Combinations, (“SFAS 141”), even though AVANT was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values with any excess deemed purchase price allocated to goodwill. However, the valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex exceeded the estimated purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets which are non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 16 to the Company’s consolidated financial statements for additional information.

Because Celldex was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex, which, during the historical periods presented in the accompanying consolidated financial statements, was majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the Company at June 30, 2008 and historically of Celldex on a stand-alone basis for all periods prior to March 8, 2008. The financial condition, results of operations and liquidity of the Company as of the three- and six-month periods ended June 30, 2008 and 2007 may not be indicative of the Company’s future performance or reflect what the Company’s financial conditions, results of operations and liquidity would have been had the Merger been consummated as of January 1 of each respective year or had the Company operated as a separate, stand-alone entity during the periods presented.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our products are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of preventative and therapeutic agents. We are using these technologies to develop vaccines and targeted immunotherapeutics that prevent or treat cancer and disease caused by infectious organisms, and treatment vaccines that modify undesirable activity by the body’s own proteins or cells. A number of our immunotherapeutic and vaccine product candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs. Below is a table of our currently active programs:

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status

ONCOLOGY	CDX-110	Glioblastoma Multiforme	Pfizer	Phase 2b/3
	CDX-1307	Colorectal, Bladder, Pancreas, Ovarian and Breast Tumors	—	Phase 1
	CDX-1401	Solid Tumors	—	Pre-clinical

INFECTIOUS DISEASE	CholeraGarde® Ty800	Cholera Typhoid fever	IVI NIH	Phase 2b Phase 2
	ETEC Paratyphoid	Enterotoxigenic E coli infection Paratyphoid fever	NIH —	Phase 1 Pre-clinical
	CDX-2401	HIV	Rockefeller University	Pre-clinical

INFLAMMATORY DISEASE	TP10	Transplantation AMD	— —	Phase 2 Pre-clinical

MARKETED PRODUCTS	Rotarix® Megan®Vac 1 Megan®Egg	Rotavirus infection Salmonella infection in chicken Salmonella infection in laying hens and eggs	GlaxoSmithKline Lohmann Lohmann	Marketed Marketed Marketed

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

EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as breast, ovarian, prostate, colorectal, and head & neck cancer. With our partner Pfizer, we are currently pursuing the development of CDX-110 for GBM therapy, and plan to expand the clinical development into other cancers through additional clinical studies.

Initial clinical development of EGFRvIII immunotherapy was lead by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center and at M.D. Anderson Cancer Center in Houston, Texas. The results from the Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies, which enrolled 16 and 21 patients, respectively, have demonstrated a significant increase in the time to disease progression (greater than 113%) in the patients who were vaccinated, and also in overall survival rates (greater than 100%), both relative to appropriately matched historical controls. An extension of the Phase 2a program (ACT II) at the same two institutions has enrolled 23 additional GBM patients treated in combination with temozolomide (the current standard of care). Preliminary results from this study (ACT II) currently estimates median overall survival to be 33.1 months, although the median has not yet been reached. The survival of a matched historical control group was 14.3 months and a subgroup treated with temozolomide (TMZ) of 15.2 months, with a p value = 0.0078. Overall time to progression for CDX-110 was 16.6 months compared with 6.4 months for the historical control group.

We initiated a Phase 2b/3 randomized study of CDX-110 combined with standard of care, temozolomide, versus standard of care alone in patients with GBM in May 2007. We intend to open a total of 29 sites in the United States and Canada during 2008. The FDA has granted orphan drug designation for CDX-110 for the treatment of EGFRvIII expressing GBM as well as fast track designation.

On April 16, 2008, AVANT and Pfizer, Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to CDX-110.  The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to AVANT of $40 million and made a $10 million equity investment in AVANT. Pfizer will fund all development costs for these programs. AVANT is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) in the second quarter of 2008.

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

B.                                   Infectious Disease Development Programs

Utilizing its Cholera- and Salmonella-vectored delivery technologies together with its drying and preservation technologies, AVANT has been developing a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and increased thermostability.

CholeraGarde® Vaccine:  CholeraGarde® represents AVANT’s most advanced bacterial vaccine program designed to be a safe, effective single-dose, oral vaccine. In December 2002, the International Vaccine Institute (“IVI”) initiated a Phase 2 study of CholeraGarde® in Bangladesh, where cholera is endemic. In July 2005, Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses.  Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

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

Travelers’ Vaccines:  AVANT has several travelers’ vaccine programs in pre-clinical development—all addressing important causes of serious diarrheal diseases worldwide. In November 2007, AVANT entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID will sponsor a Phase 1 study of AVANT’s investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. In June 2008, NIAID initiated a Phase 1 trial of the ETEC vaccine candidate at Cincinnati Children’s Hospital Medical Center. AVANT’s long-term goal is to develop a combination vaccine containing Cholera, Ty800, S. paratyphi and ETEC as a “super enteric vaccine” to address the travelers’ market.

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

C.                                   Inflammatory Disease Programs

TP10:  We have been developing immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (“AMD”), and myasthenia gravis. AVANT is currently defining the most appropriate clinical development path for TP10.

D.                                   Marketed Products

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, AVANT licensed its oral rotavirus strain to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product. Glaxo subsequently launched Rotarix® in additional Latin American and Asian Pacific countries during 2005 – 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to AVANT. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. On April 3, 2008, Rotarix® received approval from the FDA for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment from Glaxo, of which $750,000 was retained by AVANT. AVANT licensed-in the rotavirus strain in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, AVANT entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties AVANT will receive on worldwide sales of Rotarix® (see Note 10(A) of our unaudited consolidated financial statements). To date, AVANT has received $50 million in milestone payments under the PRF agreement. The PRF agreement provides for a $10 million milestone payment to AVANT if Rotarix® is launched in the United States in 2008. AVANT expects to achieve this milestone in the second half of 2008. Also under the PRF agreement, AVANT has retained 50% of any Glaxo milestone payments received beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively.

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

TECHNOLOGY LICENSING

AVANT has adopted a business strategy of out-licensing technology that does not match its development focus or where it lacks sufficient resources for the technology’s efficient development or where certain uses of the technology are outside of AVANT’s focus. For example, when AVANT acquired Megan, it entered into a licensing agreement in December 2000 with Pfizer’s Animal Health Division to leverage the value of Megan’s oral vaccine technology in a significant market opportunity (animal health and human food safety) outside of AVANT’s own focus on human health care. Under this Pfizer agreement, AVANT may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. AVANT may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2008 as Compared
with the Three-Month Period Ended June 30, 2007

AVANT reported a consolidated net loss of $10,260,510, or $0.67 per share, for the second quarter ended June 30, 2008, compared with a net loss of $2,755,137, or $0.33 per share, for the second quarter ended June 30, 2007. The weighted average common shares outstanding used to calculate net loss per common share was 15,227,475 in 2008 and 8,309,420 in 2007.

Revenue:  Total revenue increased to $1,961,611 for the second quarter of 2008 compared to $609,184 for the second quarter of 2007.

Product development and licensing revenue increased to $870,504 in 2008 from $116,539 in 2007 primarily due to the recognition of $516,995 of Pfizer deferred revenue and $225,000 of Glaxo milestone revenue payable to CCH. For the three months ended June 30, 2008 and 2007, the Company recognized $116,539 of revenue under the Corixa termination agreement.

Product royalty revenue was $837,122 in 2008, consisting of $766,632 related to AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH by AVANT and $70,490 related to royalties on Megan®Vac 1 and Megan®Egg product sales.  There was no product royalty revenue in 2007.

Contract and grant revenue decreased by $238,660 to $253,985 for work performed in 2008 from $492,645 in 2007 primarily due to lower levels of vaccine development work billable to Rockefeller in 2008.

Operating Expense:  Total operating expense increased to $12,321,312 for the second quarter of 2008 compared to $3,448,480 for the second quarter of 2007.

Research and development expense increased $5,241,842 to $7,611,666 from $2,369,824 in 2007. The increase in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to increases in personnel expenses of $1,408,655, license/royalty fees of $1,753,651, including $766,632 of expense associated with Rotarix® royalty revenue, clinical trial costs of $801,211, facility rent of $523,342, and depreciation expense of $494,568.

General and administrative expense increased $3,556,059 to $4,605,482 in the second quarter of 2008 compared to $1,049,423 in the second quarter of 2007 and was primarily attributed to increases in personnel costs of $1,677,017, professional services of $1,264,658, allocation of operating expenses of $352,849, and insurance expense of $81,884.

Amortization expense of acquired intangible assets was $104,164 and $29,233 in 2008 and 2007, respectively.

Investment and Other Income, Net:  Interest and other income increased $15,032 to $99,191 for the second quarter of 2008 compared to $84,159 for the second quarter of 2007. The increase was due to higher average cash balances offset in part by lower interest rates during the second quarter of 2008 compared to the second quarter of 2007.

Six-Month Period Ended June 30, 2008 as Compared
with the Six-Month Period Ended June 30, 2007

AVANT reported a consolidated net loss of $32,391,192, or $2.56 per share, for the six months ended June 30, 2008, compared with a net loss of $6,787,540, or $0.82 per share, for the six months ended June 30, 2007. The net loss for the six months ended June 30, 2008 includes a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger which closed in March 2008. The weighted average common shares outstanding used to calculate net loss per common share was 12,677,455 in 2008 and 8,309,420 in 2007.

Revenue:  Total revenue increased to $2,109,009 for the first six months of 2008 compared to $753,224 for the first six months of 2007.

Product development and licensing revenue increased to $990,368 in 2008 from $233,078 in 2007 primarily due to the recognition of $516,995 of Pfizer deferred revenue and $225,000 of Glaxo milestone revenue payable to CCH. For the six months ended June 30, 2008 and 2007,  the Company recognized $233,078 of revenue under the Corixa termination agreement.

Product royalty revenue was $837,122 in 2008, consisting of $766,632 related to AVANT’s retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH by AVANT and $70,490 related to royalties on Megan®Vac 1 and Megan®Egg product sales.  There was no product royalty revenue in 2007.

Contract and grant revenue decreased by $238,627 to $281,519 for work performed in 2008 from $520,146 in 2007 primarily due to lower levels of vaccine development work billable to Rockefeller in 2008.

Operating Expense:  Total operating expense increased to $34,645,646 for the first six months of 2008 compared to $7,795,655 for the six months of 2007. Operating expense for 2008 includes a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger in March 2008.

Research and development expense increased $6,958,105 to $12,117,294 from $5,159,189 in 2007. The increase in the first six months of 2008 compared to the first six months of 2007 was primarily due to increases in personnel expenses of $2,514,158, clinical trial costs of $1,724,236, license/royalty fees of $1,760,318, and $686,680 of depreciation expenses. AVANT expects research and development expense to increase during the remainder of 2008 as a result of the Merger with Celldex.

General and administrative expense increased $5,041,386 to $7,619,386 in the first six months of 2008 compared to $2,578,000 in the first six months of 2007 and was primarily attributed to increases in personnel costs of $2,031,962, professional services costs of $1,701,974 primarily related to the Celldex merger transaction and increases in consulting expenses of $430,403, and insurance expenses of $330,666. AVANT expects general and administrative expense to increase during the remainder of 2008 as a result of the Merger with Celldex.

Amortization expense of acquired intangible assets was $153,058 and $58,466 in 2008 and 2007, respectively.

Investment and Other Income, Net:  Interest and other income decreased $109,446 to $145,445 for the first six months of 2008 compared to $254,891 for the first six months of 2007. The decrease was primarily due interest expense of $29,813 in 2008 compared to none in 2007 and lower interest rates, offset in part by higher average cash balances during the first six months of 2008 compared to the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, AVANT’s principal sources of liquidity consisted of cash and cash equivalents of $52,379,836. AVANT’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. AVANT does not anticipate any losses with respect to such cash balances.

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

Net cash provided in operating activities was $25,964,670 for the first six months of 2008 compared to cash used of $4,834,052 for the first six months of 2007. The increase in net cash provided in operating activities was primarily attributed to Pfizer’s upfront payment to AVANT of $40 million and an increase in accounts payable and accrued expense, partially offset by an increase in accounts and other receivables, prepaids and other assets.  AVANT expects that cash used in operations will increase in the remainder of 2008.

Cash provided by investing activities was $10,581,650 for the first six months of 2008 compared to cash used in investing activities of $71,965 for the first six months of 2007. The change in amounts between years primarily reflects the impact of the Merger.

Net cash provided by financing activities was $10,980,244 for the first six months of 2008 compared to $192,133 for the first six months of 2007. The increase in net cash provided in financing activities was primarily due to the Pfizer’s $10 million equity investment in AVANT, offset in part by increases in the related party loan due to Medarex and payments of long-term liabilities.

On April 16, 2008, AVANT and Pfizer entered into an agreement under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme.  The agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the licensing and development agreement, Pfizer made an upfront payment to AVANT of $40 million and made a $10 million equity investment in AVANT. Pfizer will fund all development costs for these programs. AVANT is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) in the second quarter of 2008.

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

During 2008, AVANT may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. We believe that our current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and AVANT’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that AVANT will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to AVANT’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict AVANT’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce AVANT’s economic potential from products under development.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes AVANT’s contractual obligations at June 30, 2008 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2008	2009-2011	2012-2013	Thereafter
Contractual obligations:
Operating lease obligations	$20,444,700	$1,045,900	$7,546,700	$4,414,200	$7,437,900
Loan Payable*	1,245,500	55,800	377,500	228,900	583,300
Note Payable*	475,500	73,800	401,700	—	—
Licensing obligations	2,630,000	100,000	1,080,000	805,000	645,000
R&D obligations	—	—	—	—	—
Restructuring costs	—	—	—	—	—
Severance obligations	2,120,100	2,033,900	86,200	—	—
Construction contract	334,800	334,800	—	—	—
Total contractual obligations	$27,250,600	$3,644,200	$9,492,100	$5,448,100	$8,666,200

Commercial commitments:
Clinical development	$10,135,300	$4,790,200	$5,345,100	$—	$—
Total commercial commitments	$10,135,300	$4,790,200	$5,345,100	$—	$—

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

AVANT does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2008 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

AVANT, the registrant, maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by AVANT in its reports that it files and submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a 15 under the Exchange Act, as of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter ended June 30, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon that evaluation, our interim Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2008, as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective.

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

The Merger with Celldex and the integration of the operations and the finance functions have resulted in changes that have materially affected, or are reasonably likely to materially affect, the combined Company’s internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended June 30, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in the Company’s internal control over financial reporting during its first quarter and has determined that such material weaknesses have not yet been fully remediated and therefore are continuing as of June 30, 2008.

•                       Celldex did not maintain an effective segregation of duties.  Specifically, certain authority and responsibility were not appropriately assigned and delegated to employees within the organization.

•                       Celldex did not maintain an effective control over financial statement closing process.  Specifically, Celldex did not maintain formal, written policies and procedures governing the financial close and reporting process to ensure an accurate and timely financial statement closing process.  This control deficiency resulted in misstatements to employee benefit expense, research and development expense, stock-based compensation expense and accrued liability accounts and related financial disclosures.

Additionally, the above material weaknesses could result in misstatements of financial statement accounts and disclosures related to the Celldex business that would results in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Management is in the process of reviewing and, as necessary, revising its assignment of authority and responsibility as well as its policies and procedures with respect to its controls over the financial statement closing process to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects the Merger with AVANT to facilitate the remediation of material weaknesses and enhancement of internal controls as the accounting function for Celldex has now been assumed by AVANT, which has a larger accounting staff and experience in the requirements applicable to publicly-traded companies. The material weaknesses will not be considered remediated until the AVANT internal controls are operational for a sufficient period of time and are tested, and management has concluded that the controls are designed and operating effectively.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2008.

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

10.1

License and Development Agreement, dated as of April 16, 2008, between Celldex Therapeutics, Inc. and Pfizer Vaccines LLC, incorporated by reference to Exhibit 10.1 of AVANT’s quarterly report on Form 10-Q filed on May 19, 2008 with the Securities and Exchange Commission.*

**10.2	Common Stock Purchase Agreement dated May 27, 2008 between AVANT Immunotherapeutics, Inc. and Pfizer Vaccines.*
**31.1	Certification of President and Chief Executive Officer
**31.2	Certification of Senior Vice President and Chief Financial Officer
***32.1	Section 1350 Certifications

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

AVANT IMMUNOTHERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 11, 2008		Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 11, 2008		Avery W. Catlin
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

10.1

License and Development Agreement, dated as of April 16, 2008, between Celldex Therapeutics, Inc. and Pfizer Vaccines LLC, incorporated by reference to Exhibit 10.1 of AVANT’s quarterly report on Form 10-Q filed on May 19, 2008 with the Securities and Exchange Commission.*

**10.2	Common Stock Purchase Agreement dated May 27, 2008 between AVANT Immunotherapeutics, Inc. and Pfizer Vaccines.*
**31.1	Certification of Interim President and Chief Executive Officer
**31.2	Certification of Senior Vice President and Chief Financial Officer
***32.1	Section 1350 Certifications

*

Portions of this document have been omitted and filed separately with the securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the securities Exchange Act of 1934 as amended.

**	Filed herewith.
***	Furnished herewith.