Form 10-Q
period 2008-09-30
Celldex Therapeutics, Inc.
filed 2008-11-10
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-15006

CELLDEX THERAPEUTICS, INC.

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

As of November 3, 2008, 15,789,756 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q
Quarter Ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,697,228	$4,909,530
Accounts and Other Receivables	11,481,828	132,496
Prepaid Expenses and Other Current Assets	1,381,674	656,347

Total Current Assets	55,560,730	5,698,373

Property and Equipment, Net	14,190,971	1,918,036
Intangible Assets, Net	2,576,414	1,032,902
Other Assets	6,857,420	725,193
Total Assets	$79,185,535	$9,374,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,405,789	$749,865
Accrued Expenses	8,794,887	2,519,420
Payable Due Medarex	2,957,248	5,835,552
Current Portion of Deferred Revenue	5,043,160	974,156
Current Portion of Deferred Rent	57,447	57,447
Current Portion of Loans Payable	165,798	—
Total Current Liabilities	18,424,329	10,136,440

Deferred Revenue	35,924,641	219,754
Deferred Rent	211,977	150,207
Loans Payable	786,860	—

Commitments and Contingent Liabilities (Note 14)

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, 3,000,000 Shares Authorized; None Issued and Outstanding at September 30, 2008	—
Convertible Preferred Stock, $1.00 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2007		—
Common Stock, $.001 Par Value; 300,000,000 Shares Authorized; 15,708,244 Issued and Outstanding at September 30, 2008	15,708
Class A Common Stock, $.01 Par Value; 6,800,000 Shares Authorized, Issued and Outstanding at December 31, 2007 (2,811,147 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)		68,000
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized; 13,300,000 Issued and Outstanding at December 31, 2007 (5,498,273 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)	—	133,000
Additional Paid-In Capital	134,948,606	69,696,514
Accumulated Other Comprehensive Income	2,569,211	2,619,036
Accumulated Deficit	(113,695,797)	(73,648,447)

Total Stockholders’ Equity (Deficit)	23,837,728	(1,131,897)

Total Liabilities and Stockholders’ Equity (Deficit)	$79,185,535	$9,374,504

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	September 30, 2008	September 30, 2007
REVENUE:
Product Development and Licensing Agreements	$1,245,442	$116,539
Contracts and Grants	137,685	152,435
Product Royalties	975,009	—

Total Revenue	2,358,136	268,974

OPERATING EXPENSE:
Research and Development	6,626,059	3,111,002
General and Administrative	4,206,081	1,306,000
Amortization of Acquired Intangible Assets	103,974	29,233

Total Operating Expense	10,936,114	4,446,235

Operating Loss	(8,577,978)	(4,177,261)

Investment and Other Income, Net	921,820	120,243

Net Loss	$(7,656,158)	$(4,057,018)

Basic and Diluted Net Loss Per Common Share (See Note (3)(R))	$(0.49)	$(0.49)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note (3)(R))	15,708,244	8,309,420

COMPREHENSIVE LOSS:
Net Loss	$(7,656,158)	$(4,057,018)
Unrealized Gain / (Loss) on Foreign Exchange Translation	6,434	202,779

Comprehensive Loss	$(7,649,724)	$(3,854,239)

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
REVENUE:
Product Development and Licensing Agreements	$2,235,810	$349,617
Contracts and Grants	419,204	672,581
Product Royalties	1,812,131	—

Total Revenue	4,467,145	1,022,198

OPERATING EXPENSE:
Research and Development	18,743,353	8,270,191
General and Administrative	11,825,467	3,884,000
Charge for In-Process Research and Development	14,755,908	—
Amortization of Acquired Intangible Assets	257,032	87,699

Total Operating Expense	45,581,760	12,241,890

Operating Loss	(41,114,615)	(11,219,692)

Investment and Other Income, Net	1,067,265	375,134

Net Loss	$(40,047,350)	$(10,844,558)

Basic and Diluted Net Loss Per Common Share (See Note (3)(R))	$(2.92)	$(1.31)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note (3)(R))	13,695,092	8,309,420

COMPREHENSIVE LOSS:
Net Loss	$(40,047,350)	$(10,844,558)
Unrealized Gain/(Loss) on Foreign Exchange Translation	(49,825)	367,435

Comprehensive Loss	$(40,097,175)	$(10,477,123)

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007
(Unaudited)

	Common Stock Shares(1)	Common Stock Par Value(1)	Class A Common Stock Shares(1)	Class A Common Stock Par Value(1)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	5,498,273	$5,498	2,811,147	$2,811	$71,322,900	$2,388,196	$(58,575,397)	$15,144,008
Share-Based Compensation	—	—	—	—	1,604,922	—	—	1,604,922
Medarex Return of Capital	—	—	—	—	(3,038,617)	—	—	(3,038,617)
Comprehensive Income (Loss):
Net Loss	—	—	—	—	—	—	(15,073,050)	(15,073,050
Other Comprehensive Income	—	—	—	—	—	230,840	—	230,840
Total Comprehensive Loss								(14,842,210)
Balance at December 31, 2007	5,498,273	$5,498	2,811,147	$2,811	$69,889,205	$2,619,036	$(73,648,447)	$(1,131,897)
Exchange of Class A for Common Stock	2,811,147	2,811	(2,811,147)	(2,811)	—	—	—	—
Shares Issued to Medarex in Settlement of a Payable	351,692	352	—	—	3,038,265	—	—	3,038,617
Shares Received in Exchange in the Merger	6,265,889	6,266	—	—	46,869,106	—	—	46,875,372
Cash Paid for Fractional Shares in Connection with the Merger	(7)	—	—	—	—	—	—	—
Shares Issued to Pfizer as part of CDX-110 Licensing Agrmt.	781,250	781			10,866,407			10,867,188
Share-Based Compensation	—	—	—	—	4,285,623	—	—	4,285,623
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(40,047,350)	(40,047,350)
Other Comprehensive Loss	—	—	—	—	—	(49,825)	—	(49,825)
Total Comprehensive Loss								(40,097,175)
Balance at September 30, 2008	15,708,244	$15,708	—	$—	$134,948,606	$2,569,211	$(113,695,797)	$23,837,728

(1)                                  Adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(40,047,350)	$(10,844,558)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,770,523	543,969
Amortization of Intangible Assets	257,032	87,699
Impairment of Investment in Select Vaccines Limited	297,146	—
Loss (Gain) on Impairment & Disposal of Assets	10,899	—
Stock-Based Compensation Expense	4,285,623	1,080,684
In-Process Research and Development	14,755,908	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(11,310,743)	4,099,061
Prepaid and Other Current Assets	9,590,606	(578,457)
Other Assets	(3,776,766)	—
Accounts Payable and Accrued Expenses	1,427,402	(521,782)
Deferred Revenue	39,663,891	431,233
Deferred Rent	61,770	(64,443)

Net Cash Provided by (Used in) Operating Activities	16,985,941	(5,766,594)

Cash Flows from Investing Activities:
Cash Acquired in the Acquisition of AVANT, Net of Transaction Costs	10,750,255	—
Restricted Cash Deposits	(1,577)	(2,315)
Acquisition of Property and Equipment	(1,277,958)	(72,931)
Proceeds from Sale of Shares of Select Vaccines Limited	250,882	—
Proceeds from Disposal of Assets	238,755	—

Cash Provided by (Used in) Investing Activities	9,960,357	(75,246)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuance	10,867,188	—
Related Party Loan Due to Medarex	160,313	173,450
Payments of Loans Payable	(136,276)	—

Net Cash Provided by Financing Activities	10,891,225	173,450

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(49,825)	366,239

Net Increase (Decrease) in Cash and Cash Equivalents	37,787,698	(5,302,151)

Cash and Cash Equivalents at Beginning of Period	4,909,530	14,000,186

Cash and Cash Equivalents at End of Period	$42,697,228	$8,698,035

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Merger	$46,251,952	$—
Shares Issued to Medarex in Settlement of a Payable	$3,038,617	$—
Future Amounts Payable to Licensors	$2,817,413	$—

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

(1)                                Nature of Business and Overview

Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.) (the “Company” or “Celldex”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a portfolio of vaccines and targeted immunotherapeutics addressing a wide range of applications including oncology, infectious and inflammatory diseases. The portfolio includes a pipeline of therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a treatment to reduce complement-mediated tissue damage. Celldex is advancing a pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. Celldex’s lead programs are therapeutic cancer vaccines designed to instruct the patient’s immune system to recognize and destroy cancer cells. Celldex further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in our license of a rotavirus strain to GlaxoSmithKline that was used in the development of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines addressed to cancer therapies, global health, human food safety and animal health. Celldex’s product candidates address large market opportunities for which the Company believes current therapies are inadequate or non-existent.

Merger between Celldex and Celldex Research:  On March 7, 2008, Celldex (formerly known as AVANT Immunotherapeutics, Inc.) completed the merger of Callisto Merger Corporation (“Merger Sub”), a wholly owned subsidiary of Celldex, with and into Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) (“Celldex Research”), a privately-held company, (the “Merger”). Effective October 1, 2008, the Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.

At the special meeting of the Company’s shareholders held on March 6, 2008 in connection with the Merger, stockholders approved four proposals: (i) the issuance of shares of the Company’s common stock pursuant to the Merger Agreement in the amount necessary to result in the former Celldex Research stockholders owning 58% of the Company’s common stock on a fully diluted basis, (ii) an amendment to the Company’s Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to the Company’s Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of the Company’s common stock, the final ratio to be determined by the Company’s board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

Also, pursuant to the terms of the Merger Agreement, former Celldex Research shareholders received 4.96 shares of the Company’s common stock in exchange for each share of Celldex Research common stock and Class A common stock they owned at the effective time of the Merger, plus cash in lieu of fractional shares. The Company also assumed all of Celldex Research’s stock options outstanding at the effective time of the Merger.

The Company’s board of directors approved a 1-for-12 reverse stock split of the Company’s common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of the Company with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combination, (“SFAS 141”), even though the Company was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to the Company’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon the respective fair value of each with any excess deemed purchase price allocated to goodwill. However, the valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the estimated purchase price for the Company, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets that are non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 16 to the Company’s unaudited consolidated financial statements for additional information.

Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company as of the closing of the Merger. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of Celldex are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined company at September 30, 2008 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008.

The Company’s cash and cash equivalents at September 30, 2008 were $42,697,228. Its working capital at September 30, 2008 was $37,136,401. The Company incurred a loss of $7,656,158 and $40,047,350 for the three and nine months ended September 30, 2008, respectively. Net cash provided by operations for the nine months ended September 30, 2008 was $16,985,941. The Company believes that cash inflows from existing grants and collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond September 30, 2009. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements.

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

On April 3, 2008, Rotarix® received Food and Drug Administration (“FDA”) market approval for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment to the Company from GlaxoSmithKline plc (“Glaxo”), $750,000 of which the Company has retained under the Company’s agreement with Paul Royalty Fund (“PRF”). Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. Glaxo initiated its U.S. launch of Rotarix® during the third quarter of 2008 which resulted in the Company receiving a $10 million milestone payment from PRF on October 1, 2008.

During the remainder of 2008 and in 2009, Celldex may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. We believe that our current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company’s economic potential from products under development.

(2)          Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 include the consolidated accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments that are necessary to fairly state the Company’s financial position at September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007. The Company’s financial conditions, results of operations and liquidity for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of results for any future interim period or for the full year.

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

(3)          Significant Accounting Policies

(A) Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Celldex Research Corporation, Celldex Therapeutics, Ltd. (“Celldex Ltd”) and Megan Health, Inc. (“Megan”). The Company’s operations constitute one business segment. All intercompany transactions have been eliminated upon consolidation.

(B) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At September 30, 2008, investments were primarily in money market mutual funds.

Celldex may invest its cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of cash and money market funds which are all held with three financial institutions in the U.S. and two financial institutions in the United Kingdom.

(C) Investment in Securities

In August 2008, the Company sold its equity investment in Select Vaccines Limited (“Select Vaccines”) shares. The Company had classified its equity investment in Select shares as available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”). During the quarter ended September 30, 2008, the Company recorded a loss of $297,129 in connection with the sale of its Select shares.

(D) Restricted Cash

Restricted cash of $181,716 and $180,139 at September 30, 2008 and December 31, 2007, respectively, represents security deposits for the Company’s facilities in Phillipsburg, New Jersey, of which the Company took occupancy in 2006.

(E) Fair Value of Financial Instruments

The Company enters into various types of financial instruments in the normal course of business. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these financial instruments. Receivables are concentrated in the pharmaceutical industry and from United Kingdom Inland Revenue. Management considers the likelihood of market credit risk to be remote.

(F) Trade and Other Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts and other receivables consist of the following:

	September 30, 2008	December 31, 2007
Trade	$11,313,297	$—
Other	168,531	132,496
	$11,481,828	$132,496

At September 30, 2008, trade receivables primarily consist of $10,000,000 due from Paul Royalty Fund (see Note 10(A)) and $1,296,325 due from Pfizer (see Note 10(C)(1)).

Other receivables primarily consist of money market interest receivable, an employee loan receivable and research and development tax credit receivable from United Kingdom Inland Revenue.

(G) Long-Lived Assets:

In the ordinary course of its business, the Company incurs substantial costs to construct property and equipment. The treatment of costs to construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. The Company stops capitalizing costs when the asset is substantially complete and ready for its intended use.

For manufacturing property and equipment, the Company also capitalizes the cost of validating these assets for the underlying manufacturing process. Celldex completes the capitalization of validation costs when the asset is substantially complete and ready for its intended use. Costs capitalized include incremental labor and fringe benefits, and direct consultancy services.

Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over a five-year period and computer equipment is depreciated over a three-year period. Manufacturing equipment is amortized over a seven- to ten-year period. Leasehold improvements are amortized over the shorter of the estimated useful life or the non-cancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and the related gains or losses are reflected in net income.

(H) Accounting for the Impairment of Long-Lived Assets:

The Company periodically evaluates its long-lived assets, primarily property and equipment and intangible assets for potential impairment under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, (“SFAS No. 144”). The Company performs these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

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

If the Company believes an indicator of potential impairment exists, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows are less than its book value. The Company charges impairments of the long-lived assets to operations if its evaluations indicate that the carrying value of these assets is not recoverable. Management had identified no indicators of impairment at September 30, 2008.

(I) Accounting for Patent Costs:

Patent costs are expensed as incurred. Certain patent costs are reimbursed by the Company’s product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in the Company’s financial statements.

(J) Interest Capitalization

The Company capitalizes interest cost as part of the historical cost of acquiring certain assets during the period of time required to get the asset ready for its intended use. The amount of capitalized interest is limited to the amount of interest incurred by the Company.

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

(L) Intangible Assets

The Company has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the Merger and the acquisition of Lorantis, Ltd (“Lorantis”). These acquired intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 4.5 to 11 years. The determination of the amortization period involves estimates and judgments on management’s part. Any significant changes in the Company’s estimates or assumptions could impact the carrying value of acquired intangible assets. The Company evaluates the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with SFAS No. 144.

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

The Company has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when the Company has a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) the Company has no further performance obligations under the license agreement. Upfront non-refundable fees associated with license and development agreements where the Company has continuing performance obligations under the terms of the agreement are recorded as deferred revenue and recognized as revenue over the estimated service period as the Company completes its obligations. Where the Company’s level of effort is relatively constant over the performance period or no other pattern is estimable, the revenue is recognized on a straight-line basis. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. The determination of the performance period involves judgment on management’s part. Funding of research and development is recognized as revenue over the term of the applicable contract as costs are incurred related to that contract.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there is no continuing performance obligations associated with the milestone payment. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone; and, (iv) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as Celldex completes its performance obligations.

Revenue from government contracts and grants, including U.S. government grants under Small Business Innovation Research (“SBIR”), is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize Celldex’s licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in the Company’s estimates or assumptions could impact its revenue recognition.

(N) Research and Development Costs

Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other studies, salaries, depreciation, technology access fees, royalty fees, including cost of Rotarix® royalty revenues retained by the Company, and funding of outside research. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred.

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

(P) Foreign Currency Translation

The financial statements of Celldex Ltd have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. The gains and losses resulting from the changes in exchange rate from this period have been reported in other comprehensive (loss) income. As of September 30, 2008 and December 31, 2007, the accumulated unrealized foreign exchange translation (losses) gains included in accumulated other comprehensive income were $2,569,211 and $2,619,036, respectively.

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

(R) Net Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options and warrants to purchase 2,046,427 and 953,861 shares of common stock were not included in the September 30, 2008 and 2007 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations and comprehensive loss have been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

(S) Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income. During the three and nine months ended September 30, 2008, the Company recorded other comprehensive loss of $6,434 and $49,825 related to unrealized foreign exchange translation losses, respectively. During the three and nine months ended September 30, 2007, the Company recorded other comprehensive income of $202,779 and $367,435 related to unrealized foreign exchange translation gains, respectively.

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

(V) Segments

Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, the Company has determined that it is engaged in one industry segment. Substantially all of Celldex’s revenue since inception has been generated in the United States and substantially all of our assets are in the United States.

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

FSP No. FAS 142-3: In April 2008, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible under Statement 142 and the period of expected cash flows used to measure fair value of the asset under FASB No. 141 and other accounting principles generally accepted in the United States of America (“U.S.GAAP”). The FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP No. FAS 142-3 is not expected to have a material impact on Celldex’s financial position and results of operations.

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

EITF 03-6-1:  In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”, or SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. The Company does not expect the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations and financial condition.

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

Level 1      Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash equivalents. As of September 30, 2008, the Company held cash equivalents of $42,078,012 held in money market funds.

Level 2      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at September 30, 2008.

Level 3      Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at September 30, 2008.

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

(5)                               Stock-Based Compensation

As of September 30, 2008, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

Employee Stock Benefit Plans

Employee Stock Purchase Plan

The 2004 ESPP Plan was adopted on May 13, 2004 and assumed by the Company in connection with the Merger. All full time employees of the Company are eligible to participate in the 2004 ESPP Plan. A total of 12,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 500 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. At September 30, 2008, 9,885 shares were available for issuance under the 2004 ESPP Plan.

The last purchase period ended on December 31, 2007. As a consequence of the Merger, no purchase period was offered beginning on January 1, 2008. The current purchase period began on July 1, 2008.

Employee Stock Option Plan

Stock Option Plan Description

On March 6, 2008, the Company’s 2008 Plan was adopted at a special meeting of its shareholders. The 2008 Plan replaced the 1999 Stock Option and Incentive Plan (the “1999 Plan”) and the Amended and Restated 1991 Stock Compensation Plan, which was an amendment and restatement of the Company’s 1985 Incentive Option Plan. The 2008 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

The 2008 Plan allows for a maximum of 1,500,000 shares of common stock to be issued prior to October 19, 2017. The board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). The 2008 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

In connection with the Merger, the Company assumed the obligations of Celldex Research under Celldex Research’s Stock Option Plan (the “Celldex Research Plan”) and each outstanding option to purchase Celldex Research common stock (a “Celldex Research Stock Option”) granted under the Celldex Research Plan. Each Celldex Research Stock Option assumed by the Company is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Celldex Research Plan, shares of the Company’s common stock that have been adjusted consistent with the ratio at which the Company’s common stock was issued in exchange for Celldex Research’s common stock in the Merger. As of March 7, 2008, the Company assumed options to acquire 1,446,913 shares of its common stock at a weighted average exercise price of $8.35. The Celldex Research Stock Options generally vest over a two-to four-year period and the term of each option cannot exceed ten years from the date of grant. No additional awards will be issued under the Celldex Research Plan.

General Option Information

A summary of stock option activity under the 2008 Plan for the nine months ended September 30, 2008, adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008, is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1	787,440	$12.70	5.81
Granted	2,705,007	8.40
Exercised	—	—
Canceled/forfeited	(1,444,770)	10.63
Expired	(1,250)	29.13

Outstanding at September 30	2,046,427	$8.47	8.90

Ending Vested and Expected to Vest at September 30, 2008	1,853,254	$8.48	8.88

At September 30
Options exercisable	1,087,571	$8.36

The weighted average fair value of options granted during the nine-month period ended September 30, 2008 was $4.55.

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and generally have four-year vesting terms from date of grant. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $35,390 and $16,353 related to non-employee stock options for the three months ended September 30, 2008 and 2007, and $384,821and $48,959 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had total unrecognized compensation costs of approximately $0.2 million related to unvested non-employee options.

Valuation and Expenses Information

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and employee stock purchases for the three and nine months ended September 30, 2008 and 2007, respectively, which was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$272,499	$165,158	$1,444,064	$541,716
General and administrative	1,574,322	168,534	2,841,558	538,968
Total stock-based compensation expense	$1,846,821	$333,692	$4,285,622	$1,080,684

During the quarter ended March 31, 2008, the Company entered into an Option Cancellation Agreement concurrent with Stock Option Grant Agreement with Celldex Research employees. The Option Cancellation Agreement provided for the cancellation of all previously granted options under the Celldex Research Plan while the Stock Option Grant Agreement provided for the re-grant of stock options pursuant to the Option Cancellation Agreement.  In addition, at the consumption of the Merger, all options to purchase former Celldex Research common stock then outstanding under Celldex Research’s 2005 Equity Incentive Plan (the “Celldex Research 2005 Plan”) was assumed by the Company and converted into options to purchase shares of the Company’s common stock. The number of shares subject to the outstanding awards and related exercise price was proportionately adjusted by the same exchange ratio as former Celldex Research shareholders received in accordance with the provisions of the Celldex Research 2005 Equity Incentive Plan.  The Company considered both the re-grant of stock options and exchange of Celldex Research options into options to acquire shares of the Company’s common stock as a modification under the provisions of SFAS 123R. The modification affected a total of 15 employees, including members of the Celldex Research board of directors. The total incremental compensation cost resulting from the modifications amounted to approximately $2.6 million, of which $0.9 million was related to vested awards and was recognized immediately as stock based compensation in the quarter ended March 31, 2008.

In accordance with Dr. Ryan’s Severance Agreement (which is discussed further in Note 15), the Company granted Dr. Ryan fully vested stock options for 153,125 shares as of July 16, 2008, the effective date of the Severance Agreement, and recorded $1.3 million of stock-based compensation in general and administrative expense during the quarter ended September 30, 2008.

Based on basic and diluted weighted average common shares outstanding of 15,708,244 and 13,695,092, the effect of stock-based compensation expense recorded for the three- and nine-month periods ended September 30, 2008 had a $0.12 per share and $0.31 per share impact on net loss per share, respectively.

As of September 30, 2008, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $3.6 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.05 years. The total fair value of employee and non-employee director stock options vested, including the incremental fair value for options vested that were modified, during the three and nine months ended September 30, 2008 was $245,293 and $2,468,502, respectively

The fair values of employee and non-employee director stock options granted during the three and nine months ended September 30, 2008 and 2007 were valued using the Black-Scholes model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected stock price volatility (employees)	59%	67%	55-67%	67%
Expected stock price volatility (non-employee directors)	61%	67%	57-67%	67%
Expected option term (employees)	4.75 Years	5.2 Years	3-6 Years	5.2 Years
Expected option term (non-employee directors)	2.67-5.33 Years	5.2 Years	2.67-6 Years	5.2 Years
Risk-free interest rate	2.75-3.27%	4.5%	1.75-3.27%	4.5%
Expected dividend yield	None	None	None	None

The Company used its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption in accordance with SFAS No. 123(R) and SAB 107 for its employee and non-employee director stock options and employee stock purchases. The Company has concluded that its historical volatility is representative of expected future stock price trends. The expected volatility used by Celldex Research in 2007 was based on the average volatility of a group of companies that Celldex Research believed would be considered a peer group had it been a publicly held company.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 107 provides for a simplified method for estimating expected term for “plain-vanilla” options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, the Securities and Exchange Commission released SAB 110, which extended the use of the simplified method if a company met certain criteria. The Company has concluded that the Merger represents a significant structural change in its business and in the terms of its share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company has elected to follow the guidance of SAB 107 and SAB 110 and has adopted the simplified method in determining expected term for all of its stock option awards. There were 84,000 and 205,703 stock options granted to non-employee directors during the three and nine months ended September 30, 2008, respectively.

Forfeitures were estimated based on historical experience by applying an eleven and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the three and nine months ended September 30, 2008, respectively.

The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(6)                               Retirement Savings Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make matching contributions of up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was approximately $51,399 and $34,216 for the nine months ended September 30, 2008 and 2007, respectively.

(7)                                 Property and Equipment

Property and equipment includes the following:

	September 30, 2008	December 31, 2007
Laboratory Equipment	$2,420,361	$1,551,896
Manufacturing Equipment	1,203,678	—
Office Furniture and Equipment	1,033,293	405,581
Leasehold Improvements	12,551,328	2,046,663
Assets Held for Sale	233,500	—
Construction in Progress	470,483	—
Total Property and Equipment	17,912,643	4,004,140
Less Accumulated Depreciation and Amortization	(3,721,672)	(2,086,104)
	$14,190,971	$1,918,036

A portion of the purchase price in the Merger totaling $15,170,702 has been allocated and recorded to acquired property and equipment above and was then reduced by approximately $2,606,649 of negative goodwill.

As a result of the Merger, the Company has converted its Fall River manufacturing facility to provide mammalian cell culture production capabilities and has classified certain manufacturing-related equipment having a fair value of $451,100 as long-lived assets to be disposed of by sale. The fair value was established based on quoted market prices by an equipment re-seller less estimated costs to remove and sell the equipment. During the quarter ended June 30, 2008, the Company sold one of the long-lived assets held for sale with a recorded value of $204,000 for $229,500 and recorded a gain of $25,500 on disposal of assets. During the quarter ending September 30, 2008, the Company sold an additional long-lived asset held for sale with a recorded value of $13,600 for $9,255 and recorded a loss of $4,345.  In the nine months ending September 30, 2008, the Company disposed, by sale or abandonment, assets and assets held for sale totaling $384,607 and recorded a loss of $10,899.

Depreciation expense related to equipment and leasehold improvements was $720,598 and $164,077 for the three months ended September 30, 2008 and 2007, respectively, and $1,790,175 and $543,969 for the nine months ended September 30, 2008 and 2007, respectively.

(8)                                 Intangible and Other Assets

Intangible and other assets include the following:

	September 30, 2008				December 31, 2007
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Core Technology	4.5 - 11 years	$2,193,249	$(455,391)	$1,737,858	$1,296,000	$(263,097)	$1,032,902
Developed Technology	8 years	273,796	(19,623)	254,173	—	—	—
Strategic Partner Agreement	8 years	629,499	(45,116)	584,383	—	—	—

Total Intangible Assets		$3,096,544	$(520,130)	$2,576,414	$1,296,000	$(263,097)	$1,032,902

On March 7, 2008, the Merger was completed. Under the purchase method of accounting, the Company determined the identifiable intangible assets acquired based upon the respective fair values of certain technology and intellectual property acquired and license agreement assumed. The Company has determined that this technology has alternative future uses and will be incorporated into a number of the Company’s bacterial vaccine programs. A portion of the purchase price in the transaction totaling $2,174,100 has been allocated and recorded to acquired intangible assets above and then was reduced by approximately $373,557 of negative goodwill.

All of the Company’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $103,974 and $29,233 for the three-month periods ended September 30, 2008 and 2007, respectively, and $257,032 and $87,700 for the nine-month periods ended September 30, 2008 and 2007, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2008 for the remainder of fiscal year 2008 and the five succeeding years is as follows:

Year ending December 31,	Estimated Amortization Expense
2008 (remaining three months)	$103,974
2009	415,896
2010	415,896
2011	415,896
2012	340,313
2013 and thereafter	884,441

(9)                                 Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As a result of the implementation of FIN 48, Celldex recognized no material adjustment in the liability for unrecognized income tax benefits. At adoption date and at September 30, 2008, Celldex had no material unrecognized income tax benefits.

As of December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2008 and going through 2027. Utilization of the NOL and R&D credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company believes the Merger may have generated an ownership change that could further affect the limitation in future years.

During the first quarter of 2008 the Company underwent a merger in which Celldex and Celldex Research became a combined group for tax reporting purposes. The merger was treated as a purchase under SFAS 141 with Celldex Research being the accounting acquirer. Together they form a combined group and report income taxes as such with Celldex as the parent company and Celldex Research as the subsidiary. As a result of this merger, all of the prior tax attributes of both Celldex and Celldex Research will carry forward for potential future use subject to potential limitations. These tax attributes are included in the Company’s income tax provision.

Massachusetts, New Jersey and Missouri are the three states in which the Company operates or has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2005, 2006 and 2007. Carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. There have been no interest or penalties recognized in the consolidated statement of operations and on the consolidated balance sheet as a result of FIN 48 calculations. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

As required by Statement of Financial Accounting Standards No. 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of NOL, capitalized R&D expenditures and R&D tax credit carryforwards. Management has determined that it is more likely than not that Celldex will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2008 and December 31, 2007.

(10)                          Product Development and Licensing Agreements

The Company’s revenue from product development and licensing agreements was received pursuant to contracts and arrangements with different organizations. A summary of these contracts follows:

(A)                           GlaxoSmithKline plc (“Glaxo”) and Paul Royalty Fund II, L.P. (“PRF”)

In 1997, the Company entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company’s licensed-in the rotavirus strain that was used to develop Glaxo’s Rotarix® rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. The Company is obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. Under the PRF agreement, the Company will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense. For the three- and nine-month periods ended September 30, 2008, the Company recognized revenue of $922,918 and $1,914,550, including $225,000 related to the GSK milestone payment discussed below, related to its retained interests in Rotarix®, respectively, which is payable to CCH.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to the Company from Glaxo, $750,000 of which the Company has retained under its agreement with PRF. In connection with the Company’s purchase accounting for the Merger, the present value of the Company’s retained amount, or $742,300, had been recorded as a current asset. During the quarter ended June 30, 2008, the Company also recorded $225,000 in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market during the quarter ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. We have received $60 million in total milestone payments under the PRF agreement. At September 30, 2008, the Company had recorded a receivable for the $10 million milestone payment due from PRF and recognized $946,800 of other income as a result of the purchase accounting value assigned to the PRF milestone payment at the time of the Merger.

Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for “non-patent” countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries.

If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo’s position, the Company will still retain the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments it makes to Celldex, though the potential amount of such residual royalties will be lower if Glaxo’s position stands.

(B)                           Glaxo and Corixa Corporation (“Corixa”)

On December 21, 2005, Corixa, a wholly-owned subsidiary of Glaxo, and Celldex Ltd (formerly Lorantis), entered into a termination agreement of their collaboration of CDX-2101, or HepVax, for the development of a therapeutic vaccine for Hepatitis B (the “Termination Agreement”). Under the terms of the Termination Agreement, Glaxo paid the Company the sum of approximately $1,632,000. In addition, and subject to the terms and conditions of the Termination Agreement, Glaxo granted to the Company a worldwide, fully paid up, royalty-free, perpetual, nonexclusive license under the Corixa Patent Rights, Corixa Know-How Rights and Corixa Licensed Technology (each as defined in the Termination Agreement): (a) to use RC-529SE in products being developed and/or commercialized by Celldex Ltd or its Permitted Sublicensees in the Lorantis Field; and (b) to make or have made RC-529SE using RC-529 adjuvant for the limited use permitted by the license granted to reformulate Corixa’s proprietary adjuvant.

The Company has concluded that because the original collaboration between Corixa and Lorantis contained multiple deliverables, EITF 00-21 applies. For the three- and nine-month periods ended September, 2008 and 2007, the Company recognized $116,540 and $349,619, respectively, of revenue under the Termination Agreement.

(C)                          Pfizer Inc (“Pfizer”)

(1) Pfizer License and Development Agreement

On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008, the effective date.

On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company’s common stock having a fair value of $10,867,188, or $13.91 per share, on that date.  The $867,188 over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008.

The Company has applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, and determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company’s deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model (“CAPM”). The $40,000,000 up-front payment was recorded as deferred revenue and this amount, less the $867,188 in excess fair value for the Company’s common stock discussed above, is being amortized over the 9.5-year performance period at a rate of $1,029,810 per quarter.

The agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date.  The Company will invoice Pfizer monthly for its reimbursable costs and record the invoiced amount as deferred revenue.  These deferred revenue amounts will be amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model.  For the three- and nine-month periods ended September 30, 2008, the Company had incurred and invoiced Pfizer $1,471,234 and $2,843,688, respectively, in reimbursable costs related to the Pfizer collaboration.

The Company recorded revenue under this collaboration of $1,116,285 and $1,633,279, respectively, during the three- and nine-month periods ended September 30, 2008 which is included in “Product Development and Licensing Agreements” within the Revenue section of the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2008. Of this amount, $1,029,810 and $1,521,829, respectively, was attributed to the amortization of the upfront payment and $86,475 and $111,450, respectively, was attributed to the amortization of expenses incurred by the Company for which Pfizer is obligated to reimburse the Company.

In connection with the initial deliverables under Pfizer Agreement as discussed further in Notes 11(C) and 11(D), the Company has paid a sublicense fee of $2,365,174 to each of two research universities, Duke University (“Duke”) and Thomas Jefferson University (“TJU”), and paid TJU an additional license fee of $500,000. The Company paid an additional sublicense fee to TJU of $1,634,826 in October 2008, which was fully accrued by the Company at September 30, 2008. The Company has recognized $180,663 and $270,995, respectively, of these costs as royalty expense during the three- and nine-month periods ended September 30, 2008 and has recorded $6,594,179 as deferred costs in the “Other Assets” line item, in the Consolidated Balance Sheet at September 30, 2008.

(2) Pfizer Animal Health Agreement

The Company entered into a licensing agreement in December 2000 with Pfizer’s Animal Health Division whereby Pfizer has licensed Megan’s technology for the development of animal health and food safety vaccines. Under the agreement, the Company may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. The Company may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. The Company has no obligation to incur any research and development costs in connection with this agreement.

As of June 1, 2006, the Company entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. In 2007, further funded work at the Company on the joint research program was terminated by Pfizer after the Company provided two of four deliverables to Pfizer.

(D)                          Rockefeller University (“Rockefeller”) and Gates Grand Challenge Award

The Company is developing a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis. For the three-month periods ended September 30, 2008 and 2007, the Company recognized grant revenue from Rockefeller of $124,951 and $97,031, respectively, and $333,879 and $557,220 for the nine-month periods ending September 30, 2008 and 2007, respectively.

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

In connection with the Pfizer Agreement discussed in Note 10(C)(1), the Company determined that $2,365,174 is payable to Duke as a sublicense fee. Duke has agreed that, at the Company’s option, up to 50% of this amount can be paid to Duke using the Company’s common stock. At September 30, 2008, the Company had recorded an accrual for $1,182,587, which will be paid to Duke in the form of 81,512 shares of common stock during the fourth quarter of 2008.

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

As discussed in Note 10(C)(1), the Company paid a sublicense fee of $2,365,174 to TJU during the quarter ended September 30, 2008.  At September 30, 2008, the Company had recorded an accrual of $1,634,826 for additional sublicense fees payable to TJU, which was paid in October 2008.

(E)                              Select Vaccines Limited (“Select Vaccines”)

In February 2007, the Company entered into a research and development partnership with Select Vaccines, a public Australian biotechnology company, focused on the use of Select Vaccines’ virus-like particles (“VLPs”) as a platform technology for the development of viral vaccines. Under the terms of the agreement, the Company made an upfront equity investment of $735,000 in Select Vaccines and agreed to fund influenza vaccine research and development for two years, as well as provide payments to Select Vaccines for the achievement of specific preclinical and clinical development milestones. On November 1, 2007, the Company notified Select Vaccines that, effective December 31, 2007, the Company was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines for strategic reasons.

In August 2008, the Company sold its equity investment in Select Vaccine shares and recorded net proceeds of $250,882. The Company had classified its equity investment in Select Vaccine shares as available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”). During the quarter ended September 30, 2008, the Company recorded a loss of $297,129 in connection with the sale of its Select Vaccine shares.

(F)                              3M Company (“3M Company”)

On June 11, 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company’s proprietary Immune Response Modifier Resiquimod™ (and additional Toll-Like Receptor 7/8 agonists (“TLR”)) for clinical study with Celldex’s proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.

The Company paid 3M Company a one-time upfront license fee which was charged to research and development expense in the three months ended June 30, 2008. The Company may be required to pay annual license fees and milestone payments to 3M Company with respect to development of Resiquimod™. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

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

The Company and Medarex entered into a settlement and mutual release agreement on October 19, 2007, whereby the parties agreed to a settlement with respect to a disputed return of capital related to certain unsuccessful initial public offering costs that were funded by Medarex on behalf of the Company in prior years. The Company agreed to issue to Medarex 351,691 of the Company’s shares equal in value to $3,038,617, based on the per share price of $8.64 set on the second trading day prior to the closing date of the Merger. Medarex has agreed to amend certain terms of the existing Research and Commercialization Agreement and Assignment and License Agreement. Both parties have agreed to mutual releases under the settlement and mutual release agreement.

(13)                          Loans Payable

In December 2003, the Company entered into a Lease Agreement (the “Lease Agreement”), a Secured Promissory Note: Equipment Loan (the “Secured Promissory Note”) and a Security Agreement with the Massachusetts Development Finance Agency (“MassDevelopment”), an economic development entity for the Commonwealth of Massachusetts, for the Company to occupy and build-out a manufacturing facility in Fall River, Massachusetts.

(A)                           Loan Payable

Under the Lease Agreement, the Company received a Specialized Tenant Improvement Loan of $1,227,800 to finance the build-out of its Fall River facility which was recorded as leasehold improvements. The Company is amortizing the leasehold improvements over the remaining expected lease term. Principal and interest payments on the loan are due monthly using an amortization period of 15 years and an interest rate of 5.5% per annum.

In connection with the Merger, the Company recorded $722,683 as the fair value of the loan payable based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities. At September 30, 2008, the Company has recorded a loan payable of $674,935 to MassDevelopment, of which $55,982 is classified as current and $618,953 as long-term.

(B)                           Note Payable

Under the Secured Promissory Note, the Company received $903,657 from MassDevelopment to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months and an interest rate of 5.5% per annum. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book values of these collateralized assets at September 30, 2008 were $250,008.

In connection with the Merger, the Company recorded $366,251 as the fair value of the note payable based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities. At September 30, 2008, the balance of the note payable to MassDevelopment was $277,723, of which $109,816 is classified as current and $167,907 as long-term.

The following table summarizes the Company’s approximate contractual obligations to MassDevelopment with respect to the loan and note payable:

	Loan Payable			Note Payable
	Principal	Interest	Total	Principal	Interest	Total
2008 (remaining six months)	$13,600	$8,600	$22,200	$25,800	$3,700	$29,500
2009	81,900	48,500	130,400	160,200	16,900	177,100
2010	81,900	43,900	125,800	169,400	7,800	177,200
2011	81,900	39,400	121,300	46,900	500	47,400
2012	81,900	34,900	116,800	—	—	—
Thereafter	579,600	115,800	695,400	—	—	—
Total Obligation	$920,800	$291,100	$1,211,900	$402,300	$28,900	$431,200

Less: Current Portion	75,000			145,200

Total Long-Term Portion	$845,800			$257,100

(14)                          Commitments and Contingencies

(A)                           Commitments for the Needham, Massachusetts Facility

In November 2005, the Company entered into a lease amendment that extended its lease of laboratory and office space in Needham, Massachusetts through April, 2017 and reduced the Company’s leased space to approximately 35,200 square feet. Under this lease amendment, the Company is obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the remaining lease term.

(B)                            Commitments for the Fall River, Massachusetts Facility

In December 2003, the Company entered into a lease with MassDevelopment to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term that expires in December 2010 and two renewal options of five years each. Management has determined that it is reasonably assured that the Company will exercise one five-year renewal option. Therefore, the Company is amortizing leasehold improvements made to the Fall River facility over the remaining original lease term plus one five-year renewal term. In November 2005 and December 2006, the Company amended the MassDevelopment lease to increase the rentable space to approximately 14,300 and 16,200 square feet, respectively, at the Fall River facility.

(C)                          Commitments for the Philipsburg, New Jersey Facility

The Company leases approximately 20,000 square feet of office and laboratory space in Phillipsburg, New Jersey. The lease has an initial five-year term which expires in August 2011. Under the lease agreement, the Company is obligated to pay an annual rent of approximately $347,700 plus certain common area maintenance costs.

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

(D)         Commitments to Licensors under Certain Intellectual Property License Agreements

The Company has certain obligations to pay licensors based on payments received by the Company from its licensees. The Company believes that it has in the past, and is continuing to satisfy its payment obligations to its licensors based on the Company’s interpretation of its license agreements with those licensors. If a licensor was to disagree with the calculation of payments made by the Company pursuant to the license agreements, then the Company may be required to make additional license payments to one or more licensors. There can be no assurances that a licensor will not dispute the Company’s interpretation of those license agreements or the Company’s calculation of payments due. Accordingly, the Company may have a contingent liability, in an amount which it cannot determine with precision, based on the risk that such additional payments may have to be made. There can be no assurances that a license payment, once made, will not be the subject of a later dispute by either the licensor or the Company.

(E)         Commitments for the Operating Leases

Obligations for base rent and common area maintenance costs (CAM) under these and other non-cancelable operating leases as of September 30, 2008 are approximately as follows:

Year ending December 31,
2008 (remaining three months)	$413,000
2009	2,534,600
2010	2,605,600
2011	2,507,000
2012	2,189,100
2013 and thereafter	9,711,400
Total minimum lease payments	$19,960,700

The Company’s total rent and CAM for all operating leases was approximately $652,620 and $72,715 for the three- month periods and $1,487,196 and $218,390 for the nine-month periods ended September 30, 2008 and 2007, respectively.

(15)         Severance Arrangements

In May 2008, Dr. Una S. Ryan, who had been the Chief Executive Officer and President of the Company, informed the Company’s Board of her intention to depart from the Company pending negotiation of the terms of her separation. The Company and Dr. Ryan executed a separation agreement effective July 16, 2008 (the “Separation Agreement”) setting forth such terms regarding Dr. Ryan’s separation from the Company. The Separation Agreement provides, among other things, for: (i) a lump sum cash payment of $1,323,203, plus interest in the amount of $10,784, which is payable on November 8, 2008; (ii) a mutual general release; (iii) payment of insurance premiums under COBRA for 18 months; (iv) reimbursement of attorneys’ fees up to $30,000 and (v) vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008). The remainder of Dr. Ryan’s options terminated as of July 16, 2008. The Separation Agreement also provided for Dr. Ryan’s resignation, effective July 16, 2008, from her position as a director of the Company and each of its subsidiaries in connection with the execution of the Separation Agreement. At June 30, 2008, the Company accrued the full amount of Dr. Ryan’s lump sum severance payment of $1,323,203, which was consistent with the terms of her existing employment agreement, a prorated proportion of the interest payable, the present value of the expected COBRA benefits totaling $31,485, and reimbursable attorney fees of $30,000 as these expenses were determinable and probable at June 30, 2008.  During the quarter ended September 30, 2008, the Company paid the reimbursable attorney fees.

With respect to Dr. Ryan’s options, the Company concluded that stock-based compensation expense of $1.3 million, included under G&A expense, for the fully vested options granted to Dr. Ryan in connection with the Separation Agreement was appropriately recorded in July 2008 when the criteria for establishing a grant date under SFAS 123(R) were met.

The Company and Dr. Robert F. Burns, formerly the President and Chief Executive Officer of Celldex Research, entered into a separation and mutual release agreement dated as of October 19, 2007, under which Dr. Burns’ employment was terminated, effective as of February 15, 2008. Until such date, Dr. Burns had no obligation to render services to the Company, although he was to hold himself available to consult with the Company by telephone at reasonable times. As severance, the Company was obligated to pay to Dr. Burns the sum of £33,333 for nine consecutive months, commencing with the first payment on March 15, 2008, and a payment of £100,000 on December 15, 2008, in each case less applicable withholdings and other customary payroll deductions. Dr. Burns is also entitled to the continuation of benefits until February 15, 2010. A portion of Dr. Burns’ stock options became fully vested and exercisable on February 15, 2008, and he may exercise them for up to three years following that date. Dr. Burns and the Company provided one another with mutual releases under such separation and mutual release agreement.

As Dr. Burns has not provided substantive service to the Company since October 19, 2007, these severance benefits, which in the aggregate equal $1,014,017, have been accrued in the consolidated financial statements as of December 31, 2007. In addition, stock-based compensation has been adjusted for the modification of Dr. Burns’ stock option awards in accordance with SFAS No. 123(R).

The following table sets forth an analysis of the severance costs, which are included in accrued liabilities in the consolidated balance sheet as of September 30, 2008 and December 31, 2007:

	Balance at December 31,			Balance at September 30,
	2007	Charges	Paid Cash	2008

Severance and benefits	$1,014,017	$1,382,385	$(659,799)	$1,736,603

(16)         Merger of Celldex and Celldex Research

On March 7, 2008, Celldex (formerly AVANT Immunotherapeutics, Inc.) completed the Merger with Celldex Research (formerly Celldex Therapeutics Inc.) with Celldex Research considered the accounting acquirer, even though Celldex issued common stock and was the surviving legal entity in the transaction. Celldex issued 8,309,420 shares of Celldex’s common stock in exchange for all of the outstanding capital stock of Celldex Research, on the basis of 4.65 shares of Celldex common stock for each share of Celldex Research common stock such that Celldex Research shareholders owned 58% of Celldex common stock on a fully diluted basis and Celldex shareholders retained 42%. Celldex also issued 351,692 shares having a value of $3,038,617 in settlement of a payable due Medarex. The purchase price of $47,570,867 and represents the shares attributable to Celldex shareholders and consisted of (i) the 6,265,889 shares outstanding of Celldex common stock on the effective date of the Merger valued at $46,875,372 and (ii) estimated transaction costs totaling $695,495.

The acquisition has been accounted for as a purchase with Celldex Research the accounting acquirer. Consequently, the operating results of Celldex since March 7, 2008 have been included in the consolidated results of operations. The purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Tangible assets acquired	$34,959,482
Less: Liabilities assumed	(3,945,067)
Net tangible assets acquired	$31,014,415
Intangible assets acquired:
Core Technology	897,249
Developed Technology	273,796
Strategic Partner Agreement	629,499
In-Process Research and Development (“IPR&D”)	14,755,908
Total	$47,570,867

The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. Fair values were then reduced by $6,041,597 of negative goodwill. The Company is a biotechnology enterprise and its resources are substantially devoted to research and development at the date of the Merger. Management is responsible for determining the fair value of the acquired IPR&D.

Each of the Company’s three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows for these projects were based on management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project and the net cash flows reflect assumptions that would be used by market participants.

The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. None of the Company’s IPR&D projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with U.S. GAAP, the fair value allocated to IPR&D was charged as an expense in the Company’s consolidated financial statements as of the date of acquisition. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives, which range from 4.5 to 8 years.

As of September 30, 2008, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that the Company and its collaborators will be able to develop, manufacture and commercialize these products before the Company’s competitors. If these products are not successfully developed and do not become commercially viable, the Company’s financial condition and results of operations could be materially affected.

The following unaudited pro forma financial summary is presented as if the operations of Celldex and Celldex Research were combined as of the beginning of the periods being reported on. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities. The following pro forma financial summary includes charges for in-process research and development of $14,755,908 and $14,440,009 for the three- and nine-month periods in 2008 and 2007, respectively, which are material non-recurring charges.

Three Months Ended September 30,	2008	2007
Revenue	$2,358,136	$920,135
Net loss	(7,656,157)	(9,671,553)
Basic and diluted net loss per share	(0.51)	(0.65)

Nine Months Ended September 30,	2008	2007
Revenue	$6,028,003	$2,961,268
Net loss	(45,074,256)	(41,586,440)
Basic and diluted net loss per share	(3.02)	(2.80)

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “intend,” “assume” and other expressions which predict or indicate future events and trends to and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Celldex. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Celldex to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statements made by Celldex. These factors include, but are not limited to: (1) the successful integration of the business, multiple technologies and programs of the two companies that merged together in 2008 to form the Company; (2) the ability to adapt Celldex’s APC Targeting TechnologyTM to develop new, safe and effective vaccines against oncology and infectious disease indications; (3) the ability to adapt Celldex’s vectoring systems to develop new, safe and effective orally administered vaccines against disease causing agents; (4) the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies, and commercialization of CDX-110, CDX-1307, CholeraGarde® (Peru-15), Ty800, ETEC E. coli vaccine, and other products and Celldex’s expectations regarding market growth; (5) the cost, timing, scope and results of ongoing safety and efficacy trials of CDX-110, CDX-1307, CholeraGarde® (Peru-15), Ty800, ETEC E. coli vaccine and other preclinical and clinical testing; (6) the ability to negotiate strategic partnerships or other disposition transactions for Celldex’s cardiovascular programs, including TP10 and CETi; (7) the ability of Celldex to manage multiple clinical trials for a variety of product candidates; (8) the volume and profitability of product sales of Megan® Vac 1, Megan® Egg and other future products; (9) Glaxo’s process of obtaining regulatory approval for the sale of Rotarix® in major commercial markets, as well as the timing and success of worldwide commercialization of Rotarix® or Glaxo, which is not within our control, (10) Glaxo’s strategy and business plans to launch and supply Rotarix® worldwide, including in the U.S. and other major markets, which is not within our control, and its payment of royalties to Celldex; (11) Pfizer’s and our strategy and business plans concerning the continued development and commercialization of CDX-110; (12) Celldex’s expectations regarding its technological capabilities and expanding its focus to broader markets for vaccines; (13) changes in existing and potential relationships with corporate collaborators; (14) the availability, cost, delivery and quality of clinical and commercial grade materials produced at Celldex’s own manufacturing facility or supplied by contract manufacturers and partners; (15) the timing, cost and uncertainty of obtaining regulatory approvals; (16) Celldex’s ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors; (17) Celldex’s ability to retain certain members of management;(18) Celldex’s expectations regarding research and development expenses and general and administrative expenses; (19) Celldex’s expectations regarding cash balances, capital requirements, anticipated royalty payments (including those from Paul Royalty Fund), revenues and expenses, including infrastructure expenses; (20) the ability to obtain substantial additional funding; (21) Celldex’s belief regarding the validity of its patents and potential litigation; and (22) certain other factors that might cause Celldex’s actual results to differ materially from those in the forward-looking statements including those set forth under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and other reports that Celldex files with the Securities and Exchange Commission.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our,” the “Company”, or “Celldex” refer to Celldex Therapeutics, Inc., a Delaware corporation organized in 1983 (formerly known as AVANT Immunotherapeutics, Inc.) and its subsidiaries: Celldex Research Corporation (“Celldex Research”), Celldex Therapeutics, Ltd. (“Celldex Ltd”) and Megan Health, Inc. (“Megan”). The Company’s principal activity since our inception has been research and product development conducted on our own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators. The Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc. on October 1, 2008.

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

On March 7, 2008, we closed the merger (the “Merger”) contemplated by the Agreement and Plan of Merger dated October 19, 2007 by and among Celldex (formerly AVANT Immunotherapeutics, Inc.), Callisto Merger Corporation (“Merger Sub”), a wholly owned subsidiary of Celldex, and Celldex Research (formerly Celldex Therapeutics, Inc.) (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Celldex Research, with Celldex Research as the surviving company and a wholly-owned subsidiary of the Company. The total value of the transaction was approximately $75 million. Approximately 8.7 million shares were issued to the former Celldex Research shareholders in connection with the Merger. The Merger created a NASDAQ-listed, fully-integrated and diversified biopharmaceutical company with a deep pipeline of product candidates addressing high-value indications including oncology, infectious and inflammatory diseases. Celldex Research and Celldex shareholders own 58% and 42% of the combined company on a fully diluted basis, respectively. Effective October 1, 2008, the Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.

Our board of directors approved a 1-for-12 reverse stock split of the Company’s common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of Celldex with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141, Business Combinations, (“SFAS 141”), even though Celldex was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to Celldex’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values with any excess deemed purchase price allocated to goodwill. However, the valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the estimated purchase price for Celldex, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets which are non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 16 to the Company’s consolidated financial statements for additional information.

Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which, during the historical periods presented in the accompanying consolidated financial statements, was majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of Celldex are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the Company at September 30, 2008 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008. The financial condition, results of operations and liquidity of the Company as of the three- and nine-month periods ended September 30, 2008 and 2007 may not be indicative of the Company’s future performance or reflect what the Company’s financial conditions, results of operations and liquidity would have been had the Merger been consummated as of January 1 of each respective year or had the Company operated as a separate, stand-alone entity during the periods presented.

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

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status

ONCOLOGY	CDX-110	Glioblastoma Multiforme	Pfizer	Phase 2b/3
	CDX-1307	Colorectal, Bladder, Pancreas, Ovarian and Breast Tumors	—	Phase 1
	CDX-1401	Solid Tumors	—	Pre-clinical

INFECTIOUS DISEASE	CholeraGarde® Ty800	Cholera Typhoid fever	IVI NIH	Phase 2b Phase 2
	ETEC	Enterotoxigenic E coli infection	NIH	Phase 1
	CDX-2401	HIV	Rockefeller University	Pre-clinical

INFLAMMATORY DISEASE	TP10	Transplantation AMD	— —	Phase 2 Pre-clinical

MARKETED PRODUCTS	Rotarix® Megan®Vac 1	Rotavirus infection Salmonella infection in chicken	GlaxoSmithKline Lohmann	Marketed Marketed
	Megan®Egg	Salmonella infection in laying hens and eggs	Lohmann	Marketed

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

We initiated a Phase 2b/3 randomized study of CDX-110 combined with standard of care, temozolomide, versus standard of care alone in patients with GBM in May 2007. We intend to open a total of over 30 sites in the United States and Canada during 2008. The FDA has granted orphan drug designation for CDX-110 for the treatment of EGFRvIII expressing GBM as well as fast track designation.

On April 16, 2008, the Company and Pfizer, Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to CDX-110.  The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) in the second quarter of 2008.

CDX-1307:  The Company has developed an APC Targeting Technology™ that utilizes fully human monoclonal antibodies to directly target specialized types of immune system cells, known as antigen presenting cells. The Company is advancing several clinical and preclinical product candidates that use APC Targeting Technology™ to manipulate critical types of antigen presenting cells, known as dendritic cells and macrophages, which are key cells within the immune system. Because these cells are largely responsible for initiating the immune system’s disease-fighting mechanisms, the Company believes that product candidates using its technology will create more potent immune responses than standard vaccination strategies.

The Company’s lead APC Targeting Technology™ product candidate, CDX-1307, is in development for the treatment of epithelial tumors such as colorectal, pancreatic, bladder, ovarian and breast cancers. CDX-1307 targets the beta chain of human chorionic gonadotropin, known as hCG-B, which is an antigen often found in epithelial tumors. The presence of hCG-B in these cancers correlates with a poor clinical outcome, suggesting that this molecule may contribute to tumor growth. Normal adult tissues have minimal expression of hCG-B; therefore, targeted immune responses are not expected to generate significant side effects.

Fifty (50) patients with epithelial cancers have been treated in Phase 1 clinical trials of CDX-1307 at the Duke Comprehensive Cancer Center. The immunotherapy has been well tolerated, and one patient with pancreatic cancer demonstrated a reduction in tumor burden, with only minor adverse events observed (reddening at the injection site). The investigators at the Duke Comprehensive Cancer Center were awarded a two year $500,000 grant from the Avon Foundation and the National Cancer Institute to support Phase 1 work in breast cancer. The safety of CDX-1307 in combination with defined immune stimulators will next be evaluated with intent to enter Phase 2 research in 2009.

CDX-1401:  The Company is developing CDX-1401, another APC-Targeting vaccine, for treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which the Company licensed from the Ludwig Institute for Cancer Research in 2006. The Company believes that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1. Further preclinical studies and manufacturing process optimization are in progress, with an IND filing planned for the first quarter of 2009.

B.                                   Infectious Disease Development Programs

Utilizing its Cholera- and Salmonella-vectored delivery technologies together with its drying and preservation technologies, we have been developing a new generation of vaccines that have an ideal product profile: safe, effective, oral, single-dose, rapidly protective and increased thermostability.

CholeraGarde® Vaccine:  CholeraGarde® represents the Company’s most advanced bacterial vaccine program designed to be a safe, effective single-dose, oral vaccine. In December 2002, the International Vaccine Institute (“IVI”) initiated a Phase 2 study of CholeraGarde® in Bangladesh, where cholera is endemic. In July 2005, Bangladesh study results in children and infants showed CholeraGarde® to be well tolerated and highly immunogenic, with 77% of children aged 9 months to 5 years generating protective immune responses.  Previously published results showed the vaccine to be well tolerated and immunogenic against the cholera organism in the adult portion of this trial.

In August 2006, IVI received $21 million in funding from the Bill & Melinda Gates Foundation for a Cholera Vaccine Initiative (“CHOVI”), which will include conducting further clinical trials of CholeraGarde®.  IVI plans to conduct Phase 2 clinical trials of CholeraGarde® in Bangladesh, India and Thailand beginning in the second half of 2008 followed by Phase 3 field studies. IVI will be purchasing clinical materials produced at the Company’s Fall River, MA manufacturing facility for the trials.

We have decided to focus only on the fully-funded opportunity for CholeraGarde® in the developing world. We have determined that the high clinical costs of its own Phase 3 clinical trials in the United States and the investment in a commercial manufacturing facility are not justified by the limited market opportunities for a cholera vaccine in developed countries at this time.

Ty800 Typhoid Fever Vaccine:  The Company has developed an oral vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. Ty800 is targeted for both the travelers’ market and global health needs. In 2006, the National Institute of Allergy and Infectious Disease (“NIAID”) of the National Institutes of Health (“NIH”) initiated a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. NIAID funded the production of Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site in 2007. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. We initiated our own sponsored Phase 2 trial of Ty800 in July 2007. Preliminary results reported in April 2008 from the study showed that the single-dose, oral vaccine was well tolerated and immunogenic, demonstrating that the desired immune response was achieved. Incidence of reactogenicity symptoms and adverse events post-vaccination were similar to placebo. Importantly, immunogenic response was dose-dependent. Positive immune response or seroconversion (prospectively defined as a 4-fold increase in anti-LPS titers over pre-dose level) rates were 65.5% (36/55) and 80% (44/55) in the low and high dose groups, respectively, and was significantly (p<0.001) higher than placebo.

Travelers’ Vaccines:  We have several travelers’ vaccine programs in pre-clinical development—all addressing important causes of serious diarrheal diseases worldwide. In November 2007, we entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID will sponsor a Phase 1 study of Celldex’s investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. In June 2008, NIAID initiated a Phase 1 trial of the ETEC vaccine candidate at Cincinnati Children’s Hospital Medical Center. The Company’s long-term goal is to develop a combination vaccine containing Cholera, Ty800, and ETEC as a “super enteric vaccine” to address the travelers’ market.

CDX-2401:  The Company is also using its APC Targeting Technology™ to develop vaccines against infectious disease.  The lead program is CDX-2401, an APC-Targeting prophylactic vaccine, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller University in New York City, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and the Company, with its collaborators, plans to initiate Phase 1 clinical studies in the first half of 2009.

C.                                   Inflammatory Disease Programs

TP10:  We have been developing immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, TP10, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including reperfusion injury from surgery or ischemic disease, organ transplant, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (“AMD”), and myasthenia gravis. The Company is currently defining the most appropriate clinical development path for TP10.

D.                                   Marketed Products

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo. All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product. Glaxo subsequently launched Rotarix® in additional Latin American and Asian Pacific countries during 2005 – 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to the Company. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. On April 3, 2008, Rotarix® received approval from the FDA for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment from Glaxo, of which $750,000 was retained by the Company. We licensed-in the rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix® (see Note 10(A) of our unaudited consolidated financial statements). The market launch of Rotarix® by Glaxo in the U.S. market during the quarter ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. We have received $60 million in total milestone payments under the PRF agreement.

In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. We are analyzing various options to counter Glaxo’s assertions and protect the Company’s rights.

If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo’s position, the Company will still retain the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments it makes to the Company, though the potential amount of such residual royalties will be lower if Glaxo’s position stands.

Megan®Vac 1 and Megan®Egg Vaccines:  On December 1, 2000, the Company acquired all of the outstanding capital stock of Megan. Megan has commercialized three veterinary vaccines; Argus™ SC, licensed by the United States Department of Agriculture (“USDA”) in March 1998 and marketed by Intervet, Inc., and Megan®Vac 1 and Megan®Egg, licensed by the USDA in November 1998 and 2003, respectively, and marketed by Lohmann Animal Health International (“LAHI”). Because the Company’s focus is on human health care, in September 2002, we appointed LAHI as the exclusive distributor of our Megan Health poultry vaccines in North America. LAHI performs all marketing and distribution activities of Megan’s marketed products for the commercial poultry market and pays us product royalties.

TECHNOLOGY LICENSING

We have adopted a business strategy of out-licensing technology that does not match its development focus or where it lacks sufficient resources for the technology’s efficient development or where certain uses of the technology are outside of our focus. For example, when the Company acquired Megan, it entered into a licensing agreement in December 2000 with Pfizer’s Animal Health Division to leverage the value of Megan’s oral vaccine technology in a significant market opportunity (animal health and human food safety) outside of the Company’s own focus on human health care. Under this Pfizer agreement, we may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. We may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2008 as Compared
with the Three-Month Period Ended September 30, 2007

The Company reported a consolidated net loss of $7,656,158, or $0.49 per share, for the third quarter ended September 30, 2008, compared with a net loss of $4,057,018, or $0.49 per share, for the third quarter ended September 30, 2007. The increased loss is primarily attributable to the combined operations of Celldex and Celldex Research beginning March 8, 2008. The weighted average common shares outstanding used to calculate net loss per common share was 15,708,244 in 2008 and 8,309,420 in 2007.

Revenue:  Total revenue increased to $2,358,136 for the third quarter of 2008 compared to $268,974 for the third quarter of 2007.

Product development and licensing revenue increased to $1,245,442 in 2008 from $116,539 in 2007 primarily due to the recognition of $1,116,285 of Pfizer deferred revenue. For the three months ended September 30, 2008 and 2007, the Company also recognized $116,539 of revenue under the Corixa termination agreement.

Product royalty revenue was $975,009 in 2008, consisting of $922,918 related to the Company’s retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH by the Company and $52,091 related to royalties on Megan®Vac 1 and Megan®Egg product sales. There was no product royalty revenue in 2007.

Contract and grant revenue decreased by $14,750 to $137,685 for work performed in 2008 from $152,435 in 2007 primarily due to lower levels of vaccine development work billable to Harvard under an SBIR grant in 2008, offset in part by increased vaccine development work billable to Rockefeller in 2008.

Operating Expense:  Total operating expense increased to $10,936,114 for the third quarter of 2008 compared to $4,446,235 for the third quarter of 2007.

Research and development expense increased $3,515,057 to $6,626,059 from $3,111,002 in 2007. The increase in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to increases in personnel expenses of $1,084,930, license/royalty fees of $922,918 associated with Rotarix® royalty revenue, facility rent of $586,884, and depreciation expense of $546,659.

General and administrative expense increased $2,900,081 to $4,206,081 in the third quarter of 2008 compared to $1,306,000 in the third quarter of 2007 and was primarily attributed to increases in personnel costs of $1,625,806, including $1.3 million stock-based compensation expense related to Dr. Ryan’s fully vested options, patent expenses of $312,958, allocation of operating expenses of $361,059, shareholder relations expense of $168,383, and audit and tax expense of $171,857.

Amortization expense of acquired intangible assets was $103,974 and $29,233 in 2008 and 2007, respectively.

Investment and Other Income, Net:  Interest and other income increased $801,477 to $921,820 for the third quarter of 2008 compared to $120,243 for the third quarter of 2007. The increase was due to the recognition of $946,800 in income from Paul Capital as a result of the purchase accounting value assigned to the $10 million payment for the Rotarix U.S. launch, offset in part by the loss on sale of Select Vaccine shares.

Nine-Month Period Ended September 30, 2008 as Compared
with the Nine-Month Period Ended September 30, 2007

The Company reported a consolidated net loss of $40,047,350, or $2.92 per share, for the nine months ended September 30, 2008, compared with a net loss of $10,844,558, or $1.31 per share, for the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2008 includes the combined operating expenses for the two companies and a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger which closed in March 2008. The weighted average common shares outstanding used to calculate net loss per common share was 13,695,092 in 2008 and 8,309,420 in 2007.

Revenue:  Total revenue increased to $4,467,145 for the first nine months of 2008 compared to $1,022,198 for the first nine months of 2007.

Product development and licensing revenue increased to $2,235,810 in 2008 from $349,617 in 2007 primarily due to the recognition of $1,633,279 of Pfizer deferred revenue and $225,000 of Glaxo milestone revenue payable to CCH. For the nine months ended September 30, 2008 and 2007, the Company recognized $349,619 of revenue under the Corixa termination agreement.

Product royalty revenue was $1,812,131 in 2008, consisting of $1,689,550 related to the Company’s retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH by the Company and $122,581 related to royalties on Megan®Vac 1 and Megan®Egg product sales. There was no product royalty revenue in 2007.

Contract and grant revenue decreased by $253,377 to $419,204 for work performed in 2008 from $672,581 in 2007 primarily due to lower levels of vaccine development work billable to Rockefeller and Harvard in 2008.

Operating Expense:  Total operating expense increased to $45,581,760 for the first nine months of 2008 compared to $12,241,890 for the first nine months of 2007. Operating expense for 2008 includes a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger in March 2008.

Research and development expense increased $10,473,162 to $18,743,353 from $8,270,191 in 2007. The increase in the first nine months of 2008 compared to the first nine months of 2007 was primarily due to increases in personnel expenses of $3,600,583, including stock-based compensation of $902,348, clinical trial costs of $1,929,613, license/royalty fees of $2,682,212, facility rent of $1,289,585, and $1,233,347 of depreciation expense. The Company expects research and development expense to increase during the remainder of 2008 as a result of the Merger.

General and administrative expense increased $7,941,467 to $11,825,467 in the first nine months of 2008 compared to $3,884,000 in the first nine months of 2007 and was primarily attributed to increases in personnel costs of $3,659,695, including stock-based compensation of $993,494 and $1.3 million for Dr. Ryan’s severance options, consulting expense of $516,850, allocation of operating expenses of $834,918, patent expense of $1,420,205, and insurance expenses of $485,060. The Company expects general and administrative expense to increase during the remainder of 2008 due to the Merger.

Amortization expense of acquired intangible assets was $257,032 and $87,699 in 2008 and 2007, respectively.

Investment and Other Income, Net:  Interest and other income increased $692,131 to $1,067,265 for the first nine months of 2008 compared to $375,134 for the first nine months of 2007. The increase was due to the recognition of $946,800 income from Paul Capital relating to the $10 million payment for the Rotarix U.S. launch, offset in part by the loss on sale of Select Vaccine shares.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $42,697,228. The Company’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses with respect to such cash balances.

The use of the Company’s cash flows for operations has primarily consisted of salaries and wages for its employees, facility and facility-related costs for its offices, laboratories and manufacturing facility, fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services, consulting fees, and legal fees. To date, the primary sources of cash flows from operations have been payments received from the Company’s collaborative partners and from government entities. In general, the Company’s sources of cash flows from operations for the foreseeable future will be upfront license payments, payments for the achievement of milestones, product royalty payments, payments under government contracts and grants and funded research and development under collaboration agreements that the Company may receive. The timing of any new collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash provided by operating activities was $16,985,941 for the first nine months of 2008 compared to cash used of $5,766,594 for the first nine months of 2007. The increase in net cash provided in operating activities was primarily attributed to Pfizer’s upfront payment to the Company of $40 million, a decrease in prepaid and other assets and an increase in accounts payable and accrued expense, partially offset by increased net losses and an increase in accounts and other receivables. The Company expects that cash used in operations will increase in the remainder of 2008.

Cash provided by investing activities was $9,960,357 for the first nine months of 2008 compared to cash used in investing activities of $75,246 during 2007. The change in amounts between years primarily reflects the impact of the Merger.

Net cash provided by financing activities was $10,891,225 for the first nine months of 2008 compared to $173,450 for the first nine months of 2007. The increase in net cash provided in financing activities was primarily due to the Pfizer’s $10 million equity investment in the Company and increases in the related party loan due to Medarex, offset in part by payments of long-term liabilities.

On April 16, 2008, the Company and Pfizer entered into an agreement under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme.  The agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the licensing and development agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) in the second quarter of 2008.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants which triggered a $1.5 million milestone payment to the Company from Glaxo, $750,000 of which the Company has retained under its agreement with PRF. Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. Glaxo’s U.S. market launch of Rotarix® during the third quarter of 2008 result in a $10 million milestone payment from PRF, which the Company received on October 1, 2008.

During the remainder of 2008 and in 2009, the Company may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. We believe that our current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at September 30, 2008 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2008	2009-2011	2012-2013	Thereafter
Contractual obligations:
Operating lease obligations	$19,960,700	$413,000	$7,647,200	$4,462,600	$7,437,900
Loan Payable*	1,211,900	22,200	377,500	228,900	583,300
Note Payable*	431,200	29,500	401,700	—	—
Licensing obligations	3,345,000	15,000	1,630,000	1,055,000	645,000
Severance obligations	1,769,000	1,733,300	35,700	—	—
Total contractual obligations	$26,717,800	$2,213,000	$10,092,100	$5,746,500	$8,666,200

Commercial commitments:
Clinical development	$9,121,500	$1,503,100	$7,618,400	$—	$—
Total commercial commitments	$9,121,500	$1,503,100	$7,618,400	$—	$—

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

Item 3.                           Quantitative and Qualitative Disclosures about Market Risk

The Company owns financial instruments that are sensitive to market risk as part of its investment portfolio. The Company’s investment portfolio is used to preserve its capital until it is used to fund operations, including its research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company invests its cash primarily in money market mutual funds. These investments are evaluated quarterly to determine the fair value of the portfolio. The Company’s investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. The Company has implemented investment policies regarding the amount and credit ratings of investments. Because of the short-term nature of these investments, the Company does not believe it has material exposure due to market risk. The impact to the Company’s financial position and results of operations from likely changes in interest rates is not material.

The Company does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2008 due to the short-term maturities of these instruments.

Item 4.                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, the registrant, maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in its reports that it files and submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a 15 under the Exchange Act, as of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter ended September 30, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon that evaluation, our interim Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2008, as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.

On October 22, 2007, Celldex (formerly AVANT Immunotherapeutics, Inc.) and Celldex Research (formerly Celldex Therapeutics, Inc.), a privately-held company, announced the signing of a definitive Agreement and Plan of Merger, dated October 19, 2007, by and between Celldex, Callisto Merger Corporation (“Merger Sub”) and Celldex Research (the “Merger Agreement”). On March 7, 2008, the Company completed the merger of Merger Sub, a wholly owned subsidiary of the Company, with and into Celldex Research (the “Merger”). The Merger with Celldex Research was accounted for using the purchase method of accounting and was treated for accounting purposes as an acquisition by Celldex Research of Celldex with Celldex Research being considered the “accounting acquirer” based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141, Business Combination, (“SFAS 141”), even though Celldex was the issuer of common stock and the surviving legal entity and registrant in the transaction. Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research, which had prior to the Merger been a privately-held company, became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research only, which during the historical periods presented in the accompanying consolidated financial statements, was then a privately-held company which was majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of Celldex are included in the results of operations of the Company beginning March 8, 2008.

The Merger with Celldex Research and the integration of the operations and the finance functions have resulted in changes that have materially affected, or are reasonably likely to materially affect, the combined Company’s internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended September 30, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting during its first and third quarters and has determined that such material weaknesses have not yet been fully remediated and therefore are continuing as of September 30, 2008.

•                       Celldex Research did not maintain an effective segregation of duties.  Specifically, certain authority and responsibility were not appropriately assigned and delegated to employees within the organization.

•                       Celldex Research did not maintain an effective control over financial statement closing process.  Specifically, Celldex did not maintain formal, written policies and procedures governing the financial close and reporting process to ensure an accurate and timely financial statement closing process.  This control deficiency resulted in misstatements to employee benefit expense, research and development expense, stock-based compensation expense and accrued liability accounts and related financial disclosures.

•                       As a result of the Merger and the increased complexity of the Company’s operations, the size and experience of the Company’s accounting staff is insufficient.

Additionally, the above material weaknesses could result in misstatements of financial statement accounts and disclosures related to the Company’s business that would results in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Management is in the process of reviewing and, as necessary, revising its assignment of authority and responsibility as well as its policies and procedures with respect to its controls over the financial statement closing process and is seeking additional resources to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects the Merger with Celldex to facilitate the remediation of material weaknesses and enhancement of internal controls as the accounting function for Celldex Research has now been assumed by Celldex, which has experience in the requirements applicable to publicly-traded companies. The material weaknesses will not be considered remediated until additional resources are in place and the Celldex internal controls are operational for a sufficient period of time and are tested, and management has concluded that the controls are designed and operating effectively.

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

Item 4.                           Submission of Matters to a Vote of Security Holders

On September 25, 2008, the Company held its Annual Meeting of Stockholders at which the stockholders (i) elected seven directors to our Board of Directors; (ii) ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008; and (iii) approved an amendment to our Certificate of Incorporation to change our name to “Celldex Therapeutics, Inc.”.

At the Annual Meeting of Stockholders, the following votes were tabulated for the proposal before the Company’s Stockholders:

PROPOSAL I

Election of Directors:

	Number of Shares/Votes
	For	Authority Withheld
Charles R. Schaller	12,501,866	137,737
Herbert J. Conrad	12,502,353	137,250
Larry Ellberger	12,514,731	124,872
George O. Elston	12,514,766	124,837
Karen Shoos Lipton	12,502,631	136,972
Rajesh B. Parekh, Ph.D.	12,513,116	126,487
Harry H. Penner, Jr.	12,478,807	160,796

PROPOSAL II

Ratification of the appointment of PricewaterhouseCoopers LLP:

FOR	AGAINST	ABSTAIN

15,598,748	35,406	5,449

PROPOSAL III

Approval of an amendment to the Certificate of Incorporation to change the Company’s name from AVANT Immunotherapeutics, Inc. to “Celldex Therapeutics, Inc.”:

FOR	AGAINST	ABSTAIN

12,519,810	106,830	12,963

The number of shares issued, outstanding and eligible to vote as of the record date of August 15, 2008 was 15,708,244.  A quorum was present with 12,639,603 shares represented by proxies or 80.46% of the eligible voting shares.

Item 6.                           Exhibits

3.1

Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998 with the Securities and Exchange Commission.

3.2

Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998 with the Securities and Exchange Commission.

3.3

Second Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998 with the Securities and Exchange Commission.

3.4

Third Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed May 10, 2002 with the Securities and Exchange Commission.

3.5

Fourth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

3.6

Fifth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

**3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company.
4.3

Amendment No. 2 to Shareholder Rights Agreement dated November 5, 2004, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), as Rights Agent, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A1G/A, filed on March 7, 2008 with the Securities and Exchange Commission.

10.1

License and Development Agreement, dated as of April 16, 2008, between Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) and Pfizer Vaccines LLC, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 19, 2008 with the Securities and Exchange Commission.*

**10.2

Common Stock Purchase Agreement dated May 27, 2008 between the Company and Pfizer Vaccines, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed August 11, 2008 with the Securities and Exchange Commission.*

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 10, 2008		Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 10, 2008		Avery W. Catlin
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1

Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998 with the Securities and Exchange Commission.

3.2

Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998 with the Securities and Exchange Commission.

3.3

Second Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998 with the Securities and Exchange Commission.

3.4

Third Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed May 10, 2002 with the Securities and Exchange Commission.

3.5

Fourth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

3.6

Fifth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on March 11, 2008 with the Securities and Exchange Commission.

**3.7		Sixth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company.
4.3

Amendment No. 2 to Shareholder Rights Agreement dated November 5, 2004, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) as Rights Agent, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A1G/A, filed on March 7, 2008 with the Securities and Exchange Commission.

10.1

License and Development Agreement, dated as of April 16, 2008, between Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) and Pfizer Vaccines LLC, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 19, 2008 with the Securities and Exchange Commission.*

**10.2

Common Stock Purchase Agreement dated May 27, 2008 between the Company and Pfizer Vaccines, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed August 11, 2008 with the Securities and Exchange Commission.*

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