Form 10-K
period 2008-12-31
Celldex Therapeutics, Inc.
filed 2009-03-05
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008 was $103,792,910 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of common stock outstanding at February 20, 2009 was 15,820,593 shares.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008

i

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:    This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future.

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  •
  our ability to raise sufficient capital on terms acceptable to us, or at all;

  •
  our ability to adapt our APC Targeting Technology™ to develop new, safe and effective vaccines against oncology and infectious disease indications;

  •
  our ability to adapt our vectoring systems to develop new, safe and effective orally administered vaccines against disease causing agents;

  •
  our ability to successfully complete product research and further development, including animal, preclinical and clinical studies, and commercialization of CDX-110, CDX-1307, Ty800, CDX-1135 (formerly TP10), and other products and the growth of the markets for those product candidates;

  •
  the cost, timing, scope and results of ongoing safety and efficacy trials of CDX-110, CDX-1307, Ty800, CDX-1135 (formerly TP10), and other preclinical and clinical testing;

  •
  the ability to negotiate strategic partnerships or other disposition transactions for our non-core programs, including CETi;

  •
  our ability to manage multiple clinical trials for a variety of product candidates at different stages of development;

  •
  the strategies and business plans of our partners, such as Pfizer's plans for CDX-110, GlaxoSmithKline's plans with respect to Rotarix® and Vaccine Technologies' plans concerning the CholeraGarde® (Peru-15) and ETEC E. coli vaccines, which are not within our control, and our ability to maintain strong, mutually beneficial relationships with those partners;

  •
  our ability to develop technological capabilities and expand our focus to broader markets for vaccines;

  •
  the availability, cost, delivery and quality of clinical and commercial grade materials produced our own manufacturing facility or supplied by contract manufacturers and partners;

  •
  the timing, cost and uncertainty of obtaining regulatory approvals for product candidates;

  •
  our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

ii

  •
  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

  •
  the factors listed under "Risk Factors" in this annual report on Form 10-K.

        All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

iii

PART I

Item 1.    BUSINESS

A.    General

        As used herein, the terms "we," "us," "our," the "Company", or "Celldex" refer to Celldex Therapeutics, Inc., a Delaware corporation organized in 1983 (formerly known as AVANT Immunotherapeutics, Inc.) and its direct and indirect subsidiaries: Celldex Research Corporation ("Celldex Research"), Celldex Therapeutics, Ltd. ("Celldex Ltd.") and Megan Health, Inc. ("Megan"). The Company's principal activity since our inception has been research and product development conducted on our own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators. AVANT Immunotherapeutics, Inc. changed its name to Celldex Therapeutics, Inc. on October 1, 2008.

        Celldex is an integrated biopharmaceutical company that applies its comprehensive Precision Targeted Immunotherapy Platform to generate a pipeline of candidates to treat cancer and other difficult-to-treat diseases. Celldex's immunotherapy platform includes a complementary portfolio of monoclonal antibodies, antibody-targeted vaccines and immunomodulators to create novel disease-specific drug candidates.

        Our strategy is to develop and demonstrate proof-of-concept for our product candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development through commercialization ourselves. Demonstrating proof-of-concept for a product candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the product candidate and some data indicating its effectiveness. We thus leverage the value of our technology portfolio through corporate, governmental and non-governmental partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

        Our current collaborations encompass the commercialization of an oral human rotavirus vaccine and the development of oncology and infectious disease vaccines. Our product candidates address large market opportunities for which we believe current therapies are inadequate or non-existent.

        Merger between AVANT and Celldex:    On March 7, 2008, we closed the merger (the "Merger") contemplated by the Agreement and Plan of Merger dated October 19, 2007 by and among Celldex (formerly AVANT Immunotherapeutics, Inc.), Callisto Merger Corporation ("Merger Sub"), a wholly owned subsidiary of Celldex, and Celldex Research (formerly Celldex Therapeutics, Inc.) (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Celldex Research, with Celldex Research as the surviving company and a wholly-owned subsidiary of the Company. The total value of the transaction was approximately $75 million. Approximately 8.7 million shares were issued to the former Celldex Research shareholders in connection with the Merger. The Merger created a NASDAQ-listed, fully-integrated and diversified biopharmaceutical company with a deep pipeline of product candidates addressing high-value indications including oncology, infectious and inflammatory diseases. At the Merger, former Celldex and former AVANT shareholders owned 58% and 42% of the combined company on a fully diluted basis, respectively.

        Our board of directors approved a 1-for-12 reverse stock split of the Company's common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

        The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of Celldex (then AVANT), with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards "SFAS" No. 141, Business Combinations, ("SFAS 141"), even though Celldex (then AVANT) was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT's underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values with any excess deemed purchase price allocated to goodwill. The valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets which were non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 17 to the Company's consolidated financial statements for additional information.

        Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which, during the historical periods presented in the accompanying consolidated financial statements, was majority-owned by Medarex, Inc. ("Medarex"). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at December 31, 2008 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008. The financial condition, results of operations and liquidity of the Company as of the years ended December 31, 2008, 2007 and 2006 may not be indicative of the Company's future performance or reflect what the Company's financial conditions, results of operations and liquidity would have been had the Merger been consummated as of January 1, 2006 or had the Company operated as a separate, stand-alone entity during the periods presented.

        Celldex's web site is located at http://www.celldextherapeutics.com. On Celldex's web site, investors can obtain a copy of Celldex's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after Celldex files such material electronically with, or furnishes it to, the Securities and Exchange Commission. None of the information posted on our website is incorporated by reference into this Annual Report.

        Research and Development Activities:    Our products are derived from a broad set of complementary technologies (collectively known as our Precision Targeted Immunotherapy Platform) which have the ability to utilize the human immune system and enable the creation of preventative and therapeutic agents. We are using our Precision Targeted Immunotherapy Platform to develop vaccines, therapeutic antibodies and other targeted immunotherapeutics that prevent or treat cancer, autoimmune disorders and disease caused by infectious organisms, and treatment vaccines that modify undesirable activity by the body's own proteins or cells. A number of our immunotherapeutic and vaccine product candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs. Below is a table of our currently active programs:

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status
ONCOLOGY	CDX-110	Glioblastoma multiforme	Pfizer	Phase 2
	CDX-1307	Colorectal, bladder, pancreas, ovarian and breast tumors	—	Phase 1
	CDX-1401	Multiple Solid Tumors	—	Pre-clinical
	CDX-1127	Immuno-modulation, multiple tumors	—	Pre-clinical
INFLAMMATORY DISEASE	CDX-1135 (formerly TP10)	Transplantation Renal disease	— —	Phase 1/2 Pre-clinical
	CDX-1189	Renal disease	—	Pre-clinical
INFECTIOUS DISEASE	CholeraGarde®	Cholera	Vaccine Technologies/IVI	Phase 2b
	Ty800	Typhoid fever	NIH	Phase 2
	ETEC	Enterotoxigenic E coli infection	Vaccine Technologies/NIH	Phase 1
	CDX-2401	HIV infection	Rockefeller University	Pre-clinical
MARKETED PRODUCTS	Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

        We currently have one product on the market and six products in clinical development. Our goal is to become a leading developer of innovative products that we call Precision Targeted Immunotherapeutics which are designed to address major unmet health care needs. Our success has depended and will continue to depend upon many factors, including our ability, and that of our licensees and collaborators, to successfully develop, obtain regulatory approval for and commercialize our product candidates. To date, commercial sales have only been generated from Rotarix® and our former Megan poultry vaccines. We have had no commercial revenues from sales of our human therapeutic or other human vaccine products and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for or commercialize our product candidates, and we are subject to a number of risks that you should be aware of before investing in Celldex. These risks are described more fully in "Item 1A. Risk Factors."

        Using our expertise in immunology, we are building business franchises in major disease areas: oncology, inflammatory and infectious diseases. Each of our business franchises addresses large market opportunities for which current therapies are inadequate or non-existent. We have pursued some of these opportunities independently in a highly focused manner. In other cases, we have leveraged the financial support and development capabilities of corporate and public sector partners to bring our development projects to fruition. The research we have pursued over the past several years has matured into what we believe is an exciting portfolio of product candidates.

B.    Development Strategy

  Precision Targeted Immunotherapy Platform:

        We believe there is tremendous untapped potential in immunotherapy that can be exploited through the right combination of therapeutic agents. Our industry has traditionally taken biologics that mediate effective cancer regression in mice and expected similar results in humans. There are many explanations why this strategy often does not succeed, but the most important is that immunotherapy has difficulties when following standard drug development. The mechanism of action is complex, activity is generally not dependent on highest tolerated dose, and patient response is highly variable. Our new understanding of the immune system, cancer's effect on immune mediated mechanisms, and the impact of conventional therapies on the immune system provides a new rationale for combining therapies that may lead to significant clinical responses. The concept of Precision Targeted Immunotherapy is to exploit this knowledge and the availability of good products that may not be sufficiently effective to be commercialized as a monotherapy, but which we believe may be very effective in combination approaches. Our goal is to develop products that maximize the efficacy of immunotherapy regimens through combinations of therapeutic agents. This includes:

        The APC technology:    This is a new class of vaccines based on our proprietary antibody-targeted vaccine technology that is used to generate an immune response against cancer or other diseases.

        Our APC Targeting Technology™ uses human monoclonal antibodies, or mAbs, linked to disease associated antigens to efficiently deliver the attached antigens to immune cells known as antigen presenting cells, or APCs. This technology has been designed to allow us to take advantage of many important characteristics of human monoclonal antibodies, including their long circulating half-life, well known safety profile, and standardized manufacturing procedures. We believe that our APC Targeting Technology™ provides significant manufacturing, regulatory and other practical advantages over patient specific and other immune-based treatments and can substantially reduce the dosage and cost currently required in conventional immunotherapies. Preclinical studies have demonstrated that APC Targeting Technology™ is more effective than conventional non-targeted vaccines. We have developed several proprietary monoclonal antibodies that can independently be developed to generate new product opportunities. We have initiated clinical development with the first APC technology product, called CDX-1307. In addition, CDX-1401 is completing its preclinical development and is expected to begin clinical testing in Phase 1/2 trials during 2009.

        Therapeutic Antibody Programs:    These programs are based on the well validated approach to using antibodies that target to cancer and other diseases directly or through interfering with critical interactions between the patient and the disease. Celldex is in preclinical development for therapeutic human antibodies to molecules important in inflammation and cancer. In addition, Celldex has access through a Research and Commercialization Agreement with Medarex to the UltiMAb® Technology for generating fully human monoclonal antibodies. Under this agreement, Celldex can exercise up to ten separate licenses to develop and commercialize therapeutic antibody products, either alone or through collaboration with Celldex licensing partners.

        Immune System Modulators:    Immune system modulators include drugs that activate or suppress specific parts of the immune system, including such molecules as Toll-Like Receptor (TLR) agonists that can activate patients' innate and adaptive immunity, and a complement inhibitor that suppresses inflammatory reactions. These agents further support our Precision Targeted Immunotherapy Platform.

        Celldex's strategy is to utilize our expertise to design and develop targeted immunotherapeutics that have significant and growing market potential; to establish governmental and corporate alliances to fund development; and to commercialize our products either through corporate partners or, in appropriate circumstances, through our own direct selling efforts. Our goal is to demonstrate clinical proof-of-concept for each product, and then seek partners to help see those products which we cannot develop ourselves through to commercialization. This approach allows us to maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product. Implementation of this strategy is exemplified by our lead programs which are discussed in the following sections.

        Factors that may significantly harm our commercial success, and ultimately the market price of our common stock, include but are not limited to, announcements of technological innovations or new commercial products by our competitors, disclosure of unsuccessful results of clinical testing or regulatory proceedings and governmental approvals, adverse developments in patent or other proprietary rights, public concern about the safety of products developed by Celldex and general economic and market conditions. See "Item 1A. Risk Factors."

C.    Cancer Vaccine Development Programs

        CDX-110:    Our lead clinical development program, CDX-110, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor ("EGFR"), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth.

        EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as breast, ovarian, prostate, colorectal, and head & neck cancer. Our partner, Pfizer Inc. ("Pfizer"), and we are currently pursuing the development of CDX-110 for GBM therapy and plan to expand the clinical development into other cancers through additional clinical studies.

        Initial clinical development of EGFRvIII immunotherapy was led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas. The results from the Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies, which enrolled 16 and 21 patients, respectively, have demonstrated a significant increase in the time to disease progression (greater than 113%) in the patients who were vaccinated, and also in overall survival rates (greater than 100%), both relative to appropriately matched historical controls. An extension of the Phase 2a program (ACT II) at the same two institutions has enrolled 23 additional GBM patients treated in combination with temozolomide (the current standard of care). Preliminary results from this study (ACT II) currently estimates median overall survival to be 33.1 months, although the median has not yet been reached. The survival of a matched historical control group was 14.3 months and a subgroup treated with temozolomide (TMZ) of 15.2 months, with a p value = 0.0078. Overall time to progression for CDX-110 was 16.6 months compared with 6.4 months for the historical control group.

        In May 2007, we initiated a Phase 2b/3 randomized study (ACT III) of CDX-110 combined with standard of care, temozolomide, versus standard of care alone in patients with GBM. We have opened a total of over 30 sites in the United States for the study. The FDA has granted orphan drug designation for CDX-110 for the treatment of EGFRvIII expressing GBM as well as fast track designation.

        In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients will receive CDX-110 in combination with temozolomide and we will continue to enroll to approximately 60 patients. The decision, which follows the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients currently participating on the control arm of the study will be offered the option to receive treatment with CDX-110. Under this amendment, the ACT III study will provide a multi-center, non-randomized dataset for CDX-110 in patients with newly diagnosed GBM. These data will provide important additional information that can be used to better design the future development of CDX-110.

        On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement became effective after clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008.

        CDX-1307:    The Company's lead APC Targeting Technology™ product candidate, CDX-1307, is in development for the treatment of epithelial tumors such as colorectal, pancreatic, bladder, ovarian and breast cancers. CDX-1307 targets the beta chain of human chorionic gonadotropin, known as hCG-Beta, which is an antigen often found in epithelial tumors. The presence of hCG-Beta in these cancers correlates with a poor clinical outcome, suggesting that this molecule may contribute to tumor growth. Normal adult tissues have minimal expression of hCG-Beta; therefore, targeted immune responses are not expected to generate significant side effects.

        Celldex is completing two Phase 1 studies of CDX-1307 at multiple centers that are designed to explore safety and dose/effect relationships via two administration routes—intradermal (ID), a traditional vaccine route that allows efficient access to local dermal dendritic cells and intravenous (IV), a novel systemic approach to vaccination that might target a much larger population of dendritic cells. In both studies, there are dose escalations of CDX-1307 alone and CDX-1307 with the adjuvant GM-CSF (known to increase mannose receptor expression on dendritic cells). At the highest dose levels, additional immune system modulators (Toll-Like Receptor Agonists, or TLR agonists) have been added to determine what effect they have in augmenting an immune response. Patients with an assortment of different tumor types that are known to express hCG-Beta are being accrued with retrospective analysis for hCG-Beta expression. A four dose regimen is utilized with the possibility of retreatment if patients demonstrate tumor regression or stable disease.

        Over Fifty (50) patients with epithelial cancers have been treated in the Phase 1 clinical trials and more than half have evidence of hCG-Beta expression by their tumor. The immunotherapy has been well tolerated with only minor adverse events observed (reddening at the injection site). Analysis of the initial cohorts with GM-CSF have revealed that several patients developed good humoral responses to

hCG-Beta, and some have demonstrated enhancement of circulating hCG-Beta-specific CD8 T cells. Thus, we are encouraged that CDX-1307 is providing similar results as predicted in the pre-clinical studies. In addition, one patient with pancreatic cancer had a 26% overall reduction in tumor burden and two breast cancer patients were stable for six months during treatment. The investigators at the Duke Comprehensive Cancer Center were awarded a two year $500,000 grant from the Avon Foundation and the National Cancer Institute to support Phase 1 work in breast cancer. The safety of CDX-1307 in combination with defined immune system modulators is now being evaluated with intent to enter Phase 2 clinical research in the second half of 2009.

        CDX-1401:    CDX-1401 is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 is one of the most immunogenic tumor antigens and has been detected in 20 - 30% of cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to APCs for generating robust immune responses against cancer cells expressing NY-ESO-1. Unlike CDX-1307, which targets the mannose receptor expressing dendritic cells, CDX-1401 is the first APC product targeting DEC-205 expressing dendritic cells. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which the Company licensed from the Ludwig Institute for Cancer Research in 2006. The Company believes that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1. The IND filing is planned for the first half of 2009. We expect to be able to enter a Phase 1 study with a combination regimen, including TLRs, and will accrue multiple tumors that express NY-ESO-1.

        CDX-1127: Celldex has entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In pre-clinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapies. CD27 is a critical molecule in the activation pathway of lymphocytes. It is downstream from CD40, and may provide a novel way to regulate the immune responses. Engaging CD27 with the appropriate monoclonal antibody has proven highly effective at promoting anti-cancer immunity in mouse models. We are currently evaluating new human monoclonal antibodies in pre-clinical models.

D.    Inflammatory Disease Development Programs

        CDX-1135 (formerly TP10):    We have been developing immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, CDX-1135, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration ("AMD"), atypical Hemolytic Uremic Syndrome and myasthenia gravis. We are currently defining the most appropriate clinical development path for CDX-1135 and are focusing on rare disease conditions of unregulated complement activation as potentially the fastest route to FDA approval.

        CDX-1189:    Celldex is developing therapeutic human antibodies to a signaling molecule known as CD89 or Fca receptor type I (FcaRI). CD89 is expressed by some white blood cells and leukemic cell lines, and has been shown to be important in controlling inflammation and tumor growth in animal models. Celldex has proprietary, fully human antibodies to CD89 in preclinical development. Depending upon the specific antibody used, anti-CD89 antibodies can either be activating and thus stimulate immune responses, or down-regulating and act as an anti-inflammatory agent.

E.    Infectious Disease Development Programs

        CholeraGarde® Vaccine:    CholeraGarde® is designed to be a safe, effective single-dose, oral cholera vaccine. Our partner, the International Vaccine Institute ("IVI"), has received $21 million in funding from the Bill & Melinda Gates Foundation for a Cholera Vaccine Initiative ("CHOVI"), which includes conducting further clinical trials of CholeraGarde®. The IVI is presently conducting a Phase 2 clinical trial of CholeraGarde in Bangladesh, with plans to sponsor additional Phase 2 studies in India and Thailand beginning in the first half of 2009, followed by Phase 3 field studies.

        ETEC Vaccine:    In November 2007, we entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID is sponsoring a Phase 1 study of Celldex's investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. In June 2008, NIAID initiated the Phase 1 trial of the ETEC vaccine candidate at Cincinnati Children's Hospital Medical Center.

        In January 2009, we entered into an Exclusive License and Development Agreement with Vaccine Technologies, Inc. ("VTI"). Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex's CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

        Ty800 Typhoid Fever Vaccine:    The Company has developed an oral vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. Ty800 is targeted for both the travelers' market and global health needs. In 2006, the National Institute of Allergy and Infectious Disease ("NIAID") of the National Institutes of Health ("NIH") initiated a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. NIAID funded the production of Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site in 2007. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. We initiated our own sponsored Phase 2 trial of Ty800 in July 2007. Preliminary results reported in April 2008 from the study showed that the single-dose, oral vaccine was well tolerated and immunogenic, demonstrating that the desired immune response was achieved. Incidence of reactogenicity symptoms and adverse events post-vaccination were similar to placebo. Importantly, immunogenic response was dose-dependent. Positive immune response or seroconversion (prospectively defined as a 4-fold increase in anti-LPS titers over pre-dose level) rates were 65.5% (36/55) and 80% (44/55) in the low and high dose groups, respectively, and was significantly (p<0.001) higher than placebo.

        CDX-2401:    The Company is also using its APC Targeting Technology™ to develop vaccines against infectious disease. The lead program is CDX-2401, an APC-Targeting prophylactic vaccine, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller University in New York City, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and the Company, with its collaborators, plans to file an IND for Phase 1 clinical studies in the first half of 2009.

F.     Marketed Products

        Rotavirus Vaccine:    Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to GlaxoSmithKline ("Glaxo"). All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product. Glaxo subsequently launched Rotarix® in additional Latin American and Asian Pacific countries during 2005 - 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to the Company. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. On April 3, 2008, Rotarix® received approval from the FDA for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment from Glaxo, of which $750,000 was retained by the Company. We licensed-in the rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of Paul Royalty Fund ("PRF") purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix® (see Note 10 of our consolidated financial statements). The market launch of Rotarix® by Glaxo in the U.S. market during the quarter ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

        In September 2006, we received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo's position, we will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to the Company, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

        Megan®Vac 1 and Megan®Egg Vaccines: On December 1, 2000, the Company acquired all of the outstanding capital stock of Megan. Megan has commercialized three veterinary vaccines; Argus™ SC, licensed by the United States Department of Agriculture ("USDA") in March 1998 and marketed by Intervet, Inc., and Megan®Vac 1 and Megan®Egg, licensed by the USDA in November 1998 and 2003, respectively, and marketed by Lohmann Animal Health International ("LAHI"). In January 2009, we sold the poultry vaccines business, consisting of Megan®Vac 1 and Megan®Egg, to LAHI for an upfront fee and potential milestone payments.

G.    Product Development and Licensing Agreements

1.     GlaxoSmithKline plc and Paul Royalty Fund II, L.P.

        In 1997, the Company entered into an agreement with Glaxo to collaborate on the development and commercialization of our oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. We licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix® rotavirus vaccine in 1995 and owe a license fee of 30% to CCH on net royalties received from Glaxo. We are obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

        In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. Under the PRF agreement, the Company will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively. The Company's retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense.

        On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to the Company from Glaxo, $750,000 of which the Company retained under its agreement with PRF. In connection with the Company's purchase accounting for the Merger, the present value of the Company's retained amount, or $742,300, had been recorded as a current asset as of March 31, 2008. During the quarter ended June 30, 2008, the Company also recorded $225,000 in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market during the quarter ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. As of March 31, 2008, the Company had recorded the expected present value of the $10 million milestone payment due from PRF of $9,053,200, the purchase accounting value assigned to the PRF milestone payment at the time of the Merger. During the quarter ended September 30, 2008, the Company recognized the balance of $946,800 as other income in the consolidated statement of operations. We have received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo's position, the Company will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to Celldex, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

2.     GlaxoSmithKline plc and Corixa Corporation ("Corixa")

        On December 21, 2005, Corixa, a wholly-owned subsidiary of Glaxo, and Celldex Ltd. (formerly Lorantis Limited), entered into a termination agreement of their collaboration of CDX-2101, or HepVax, for the development of a therapeutic vaccine for Hepatitis B (the "Termination Agreement"). Under the terms of the Termination Agreement, Glaxo paid the Company the sum of approximately $1,632,000. In addition, and subject to the terms and conditions of the Termination Agreement, Glaxo granted to the Company a worldwide, fully paid up, royalty-free, perpetual, nonexclusive license under the Corixa Patent Rights, Corixa Know-How Rights and Corixa Licensed Technology (each as defined in the Termination Agreement): (a) to use RC-529SE in products being developed and/or commercialized by Celldex Ltd or its Permitted Sublicensees in the Lorantis Field; and (b) to make or have made RC-529SE using RC-529 adjuvant for the limited use permitted by the license granted to reformulate Corixa's proprietary adjuvant.

3.     Pfizer Inc.

        Pfizer License and Development Agreement:    On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement became effective after clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008.

        On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company's common stock having a fair value of $10,867,188, or $13.91 per share, on that date. The $867,188 over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008.

        The Company has applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables, and determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company's deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model ("CAPM"). The $40,000,000 up-front payment was recorded as deferred revenue and this amount, less the $867,188 in excess fair value for the Company's common stock discussed above, is being amortized over the 9.5-year performance period at a rate of $1,029,810 per quarter.

        The agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model.

        In connection with the initial deliverables under the Pfizer Agreement as discussed further in Note 11, the Company has paid a sublicense fee of $2,365,174 to each of two research universities, Duke University ("Duke") and Thomas Jefferson University ("TJU"), and paid TJU an additional license fee of $500,000. In October 2008, the Company paid an additional sublicense fee to TJU of $1,634,826. These payments were recorded as deferred costs in the "Other Assets" line item in the consolidated balance sheet and are being amortized over the 9.5-year performance period at a rate of $180,663 per quarter.

        Pfizer Animal Health Agreement:    The Company entered into a licensing agreement in December 2000 with Pfizer's Animal Health Division whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Under the agreement, the Company may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. The Company may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. The Company has no obligation to incur any research and development costs in connection with this agreement.

        As of June 1, 2006, the Company entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. In 2007, further funded work at the Company on the joint research program was terminated by Pfizer after the Company provided two of four deliverables to Pfizer.

4.     Rockefeller University ("Rockefeller")

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

5.     Vaccine Technologies, Inc. ("VTI")

        In January 2009, we entered into an Exclusive License and Development Agreement with VTI. Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex's CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

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

        In addition, some of these agreements relate to products in the early stages of research and development. Others require Celldex and our collaborator to jointly decide on the feasibility of developing a particular product using our technologies. In either case, these agreements may terminate without benefit to us if the underlying products are not fully developed. If we fail to meet our obligations under these agreements, they could terminate and we might need to enter into relationships with other collaborators and to spend additional time, money, and other valuable resources in the process.

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

H.    Research Collaboration and Licensing Agreements

        Celldex has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, we have received licenses or options to license technology, specified patents or patent applications.

1.     Medarex, Inc.

        The Company and Medarex have entered into an Assignment and License Agreement that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology and a Research and Commercialization Agreement which provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens. Under these agreements with Medarex, Celldex may be obligated to pay license fees, milestone payments and royalties relating to the development and regulatory approval of certain of its technologies.

        Under the terms of the Research and Commercialization Agreement with Medarex, Celldex will be required to pay Medarex license fees to obtain commercial licenses for antibodies arising from research licenses granted by Medarex. Celldex will also be required to pay Medarex milestone payments with respect to the development of any products containing such licensed antibodies. These fees and milestones may total up to $7 to $10 million per licensed antibody if a product containing such licensed antibody receives approval from the FDA and/or equivalent foreign agencies. None of Celldex's product candidates currently under development trigger such milestone payments. In general, potential milestone payments for Celldex's antibody product candidates may or may not be triggered and may vary in size depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product candidate include:

  •
  submission of investigational new drug application(s) or foreign equivalents;

  •
  commencement of Phase 1, Phase 2 and/or Phase 3 clinical trials or foreign equivalents;

  •
  submission of biologic license application(s) or foreign equivalents; and

  •
  receipt of marketing approval(s) to sell products in a particular country or region.

        In addition, Celldex will be required to pay royalties on any sales of products containing licensed antibodies. The royalties will be payable on a country-by-country and product-by-product basis until the date which is the later of: (i) the expiration of the last-to-expire of the Medarex patents covering the product in such country or (ii) the tenth anniversary of the first commercial sale of a product in such country. Celldex will also be responsible for the payment of any royalties, license fees and milestone and other payments due to third parties if Celldex licenses any additional technology in order to commercialize such products.

        To date, Celldex has not made any royalty payments on sales of any products and believes it is at least a number of years away from selling any products that would require Celldex to make any such royalty payments. Whether Celldex will be obligated to make milestone or royalty payments in the future is subject to the success of Celldex's product development efforts and, accordingly, is inherently uncertain.

2.     Rockefeller University

        On November 1, 2005, the Company and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. In addition, the Company acknowledges that Rockefeller has granted Howard Hughes Medical Institute ("HHMI") a paid-up, nonexclusive, irrevocable license to use the patent rights, biological materials, and technical information for HHMI's research purposes, but with no right to sublicense. The Company may also be required to pay royalties on any product sales. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date which is the later of (i) the expiration of the last to expire of the patents covering the licensed product in such country or (ii) ten years following the first commercial sale of a licensed product in such country.

        The Company may be required to pay license fees and milestone payments to Rockefeller with respect to development of the human DEC-205 receptor. These fees and milestones may total up to $2 million to $4 million per product candidate that receives approval from the FDA and equivalent foreign agencies.

3.     Duke University Brain Tumor Cancer Center

        On September 1, 2006, the Company and Duke University Brain Tumor Cancer Center of Duke University ("Duke") entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to its CDX-110 product.

        In exchange for referencing all the Duke data, the Company paid Duke a one-time upfront payment of $175,000 and issued to Duke 100,000 shares of the Company's common stock, which the Company recorded in 2006 as a licensing expense in research and development. The estimated aggregate fair value of the common shares issued was $330,000.

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

        In connection with the Pfizer Agreement discussed in Note 10, the Company determined that $2,365,174 was payable to Duke as a sublicense fee. As agreed by Duke, at the Company's option, 50% of this amount was paid to Duke in the form of 81,512 shares of common stock in October 2008.

4.     Ludwig Institute for Cancer Research

        On October 20, 2006, the Company and Ludwig Institute for Cancer Research ("Ludwig") entered into an agreement for the nonexclusive rights to six cancer tumor targets for use in combination with the Company's APC Targeting Technology. The term of the agreement is for ten years. As consideration for the nonexclusive license, the Company agreed to pay an annual license fee of $7,500 and $2,500 for each full-length antigen and partial-length antigen, respectively, until such antigens enter a randomized Phase 1 clinical trial.

        As additional consideration for the nonexclusive license, the Company may be required to pay license fees and milestone payments to Ludwig for the use of the cancer targets in combination with the Company's technology. The fees and milestones may total up to $1.5 million to $2.5 million on a product candidate that receives approval from the FDA and equivalent foreign agencies. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

5.     Thomas Jefferson University

        In February 2003, as part of its acquisition of the EGFR VIII technology from Alteris Therapeutics, Inc., the Company entered into three exclusive license agreements with Thomas Jefferson University ("TJU"). Under the license agreements, TJU has granted a worldwide fee-and royalty-bearing exclusive license. Under these licenses, the Company will be obligated to pay TJU milestone payments which may total up to $3 million for the first licensed product developed during the term of the license agreements, an annual license fee of $45,000, patent and other expenses associated with licenses, as well as royalties on net sales of licensed products during the term of the license agreements. The Company also issued 100,000 shares of its common stock to TJU. In the event that TJU provides notice of default and the default is not cured within 60 days of such notice, TJU may terminate the license agreements. In connection with the Pfizer Agreement, the Company amended its licenses with TJU to add additional sublicensing rights and made a $500,000 one-time license payment to TJU in June 2008.

        As discussed in Note 10, the Company paid a sublicense fee of $2,365,174 to TJU during the quarter ended September 30, 2008 and paid an additional sublicense fee of $1,634,826 to TJU in October 2008.

6.     Select Vaccines Limited

        In February 2007, the Company entered into a research and development partnership with Select Vaccines Limited ("Select Vaccines"), a public Australian biotechnology company, focused on the use of Select Vaccines' virus-like particles ("VLPs") as a platform technology for the development of viral vaccines. Under the terms of the agreement, the Company made an upfront equity investment of $735,000 in Select Vaccines and agreed to fund influenza vaccine research and development for two years, as well as provide payments to Select Vaccines for the achievement of specific preclinical and clinical development milestones. On November 1, 2007, the Company notified Select Vaccines that, effective December 31, 2007, the Company was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines for strategic reasons. In August 2008, the Company sold its equity investment in Select Vaccine shares and recorded net proceeds of $250,882.

7.     3M Company

        On June 11, 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company's proprietary Immune Response Modifier Resiquimod™ (and additional Toll-Like Receptor 7/8 agonists ("TLRs")) for clinical study with Celldex's proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.

        The Company paid 3M Company a one-time upfront license fee which was charged to research and development expense in the quarter ended June 30, 2008. The Company may be required to pay annual license fees and milestone payments to 3M Company with respect to development of Resiquimod™. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

8.     University of Southampton

        In November 2008, the Company entered into an Exclusive Patent and Know-How License Agreement with the University of Southampton, UK, ("Southampton") to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In pre-clinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with the Company's other immunotherapies.

        The Company paid Southampton a one-time upfront license fee which was charged to research and development expense in the quarter ended December 31, 2008. The Company may be required to pay annual license fees and milestone payments to Southampton with respect to development of CD27.

The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

        We depend on our collaborative relationships and may enter into more of them in the future. Some of the above referenced agreements give our collaborator substantial responsibility to make decisions about the amount and timing of resources that are devoted to developing a product. As a result, we do not have complete control over how resources are used toward some of our products.

        Some of these agreements relate to products in the early stages of research and development and may require Celldex and our collaborator to jointly decide on the feasibility of developing a particular product using our technologies. In either case, these agreements may terminate without benefit to us if the underlying products are not fully developed. Moreover, once specific products are chosen for development, the agreements relating to them may require Celldex to meet specified milestones, to invest money and other resources in the development process or to negotiate additional licenses and other agreements, which may not be possible or advantageous. If we fail to meet our obligations under these agreements, they could terminate and we might need to enter into relationships with other collaborators and to spend additional time, money, and other valuable resources in the process.

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

I.     Competition

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the products that Celldex is attempting to develop and commercialize will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that Celldex is targeting. Celldex faces competition from pharmaceutical and biotechnology companies both in the United States and abroad. Celldex's competitors may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than Celldex or its collaborators are able to do. Many of Celldex's competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than Celldex does. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with Celldex's competitors.

        Several pharmaceutical and biotechnology companies are actively engaged in research and development in areas related to therapeutic vaccines, including Alexion, Antigenics, Baxter, Crucell, Dendreon, Emergent, GlaxoSmithKline, Intercell, Sanofi-Aventis, Maxygen, Merck, NeoPharm, Novavax, Pfizer, Roche, Genitope, Northwest Biotherapeutics, Vical, Anadys, Idera, and Cell Genesys. Celldex is aware that Genitope, Northwest Biotherapeutics and Dendreon are in late stage clinical trials for therapeutic vaccines for the treatment of lymphoma, GBM, melanoma and prostate cancer, respectively, which may compete with CDX-1307, CDX-110 and CDX-1401. In addition, companies such as ImClone, Inc. with its approved product Erbitux™ for the treatment of colorectal cancer, and Genentech, Inc. with its product Herceptin® for the treatment of metastatic breast cancer, have already commercialized antibody-based products that may compete with CDX-1307, CDX-1401 and CDX-110. Various other companies are developing or commercializing products in areas that Celldex has targeted for product development. Some of these products use therapeutic approaches that may compete directly with Celldex's product candidates. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development staffs than Celldex does. These companies may succeed in obtaining approvals from the Food and Drug Administration ("FDA") and foreign regulatory authorities for their products sooner than Celldex does for its products.

        Celldex is aware of a number of competitive products currently available in the marketplace or under development that are used for the prevention and treatment of the diseases that Celldex has targeted for product development. Various companies are currently marketing or developing biopharmaceutical products that may compete with Celldex's product candidates that target colorectal cancer. Product candidates Celldex may develop are also subject to competition in the treatment of colorectal cancer from a number of products already approved and on the market, including the following chemotherapy products: AstraZeneca PLC's Tomudex®, Hoffman-LaRoche's Xeloda® (capecitabine), Immunex Corporation's Leucovorin® calcium, ImClone Systems' Erbitux™, Pfizer, Inc.'s Camptosar® (irinotecan) and Aduracil® (5-FU), Sanofi-Synthelabo Group's Eloxatin™ (oxaliplatin), Genentech's anti-VEGF antibody, Avastin™, GlaxoSmithKline's Eniluracil™, and Titan Pharmaceuticals' CeaVac™, in the treatment of patients with advanced-stage colorectal cancer. In addition, Celldex is aware that other companies such as Cell Genesys and Dendreon may be developing additional cancer vaccines that could potentially compete with other Celldex product candidates. Celldex may also face competition from Medarex and Bristol-Myers Squibb, which are developing a therapeutic vaccine for the treatment of melanoma using Medarex's MDX-010 product candidate. Celldex also faces competition from a number of companies working in the fields of anti-angiogenesis and specific active immunotherapy for the treatment of solid tumor cancers. Celldex expects that competition among specific active immunotherapy and anti-angiogenesis products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

        Celldex also faces competition from pharmaceutical and biotechnology companies, academic institutions, government agencies and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. Moreover, technology controlled by third parties that may be advantageous to Celldex's business may be acquired or licensed by Celldex's competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all. Celldex will also compete for the services of third parties that may have already developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies to target the diseases on which Celldex has focused both in the U.S. and outside of the U.S.

        Our competitive position will also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales. We will require substantial capital resources to complete development of some or all of our products, obtain the necessary regulatory approvals and successfully manufacture and market our products. In order to secure capital resources, we anticipate having to sell additional capital stock, which would dilute existing stockholders. We may also attempt to obtain funds through research grants and agreements with commercial collaborators. However, these types of fundings are uncertain because they are at the discretion of the organizations and companies that control the funds. As a result, we may not receive any funds from grants or collaborations. Alternatively, we may borrow funds from commercial lenders, likely at high interest rates, which would increase the risk of any investment in Celldex.

J.     Manufacturing

        We have no experience in volume manufacturing and we have relied upon collaborators or contractors to manufacture our proposed products for both clinical and commercial purposes to date. We have established our own manufacturing facility in Fall River, Massachusetts, to produce antibodies, vaccines and other products that we may develop at scale for clinical trials. In order for us to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive cGMP regulations of the FDA applicable to such facility. The commercial manufacturing facility would also need to be licensed for the production of antibodies, vaccines and other products by the FDA. We intend to establish manufacturing arrangements with manufacturers that comply with the FDA's requirements and other regulatory standards, although there can be no assurance that we will be able to do so.

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

        To date, we have been arranging with contract manufacturers for the manufacture of clinical trial supplies of CDX-110, CDX-1307 and CDX-1135. Manufacture of the rotavirus vaccine is the responsibility of Glaxo, which has received from us a world-wide exclusive license to commercialize this vaccine.

        Two clinical lots of CDX-1307 have been manufactured and released for clinical studies by Medarex. This material is being used in Celldex's current Phase 1 clinical trials of CDX-1307. In 2009, Celldex expects to manufacture additional quantities of CDX-1307 in its Fall River facility to meet future clinical material requirements. The Company is currently manufacturing CDX-1401 clinical materials for a Phase 1 clinical trial expected to begin in the second half of 2009.

        We contracted with Lonza Biologics plc for process development and scale-up of CDX-1135 for clinical trials and plan to manufacture CDX-1135 clinical materials in our Fall River facility in 2009. The Walter Reed Army Institute of Research ("WRAIR") has manufactured our bacterial vaccines under collaborative agreements with us. LAHI has manufactured the Megan®Vac 1 and Megan®Egg poultry vaccines.

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

K.    Marketing

        Under the terms of existing and future collaborative agreements, we rely and expect to continue to rely on the efforts of our collaborators for the sale and marketing of our products. We have agreements with, among others, Glaxo, Pfizer, Biolipox (formerly Inflazyme and AdProTech) and VTI for the development and commercialization of some of our products. The relevant aspects of these relationships have been previously discussed under the heading "G. Product Development and Licensing Agreements." There can be no assurance that our collaborators will develop and market vaccine products incorporating our technologies, or, if marketed, that such efforts will be successful. The failure of our collaborators to successfully market products would harm our business.

        We have retained, and in the future intend to retain, marketing rights to some of our product candidates, including vaccine and immunotherapeutic delivery systems and vaccine candidates, in selected geographic areas and for specified indications. We intend to seek marketing and distribution agreements and/or co-promotion agreements for the distribution of our products in these geographic areas and for these indications. We believe that these arrangements could enable us to generate greater financial return than might be obtained from early stage licensing and collaboration agreements. We have no marketing and sales staff and limited experience relating to marketing and distribution of commercial products, including vaccines. If we determine in the future to engage in direct marketing of our products, we will be required to recruit an experienced marketing group, develop a supporting distribution capability and incur significant additional expenditures. There can be no assurance that we will be able to establish a successful marketing force. We may choose or find it necessary to enter into strategic partnerships on uncertain, but potentially unfavorable, terms to sell, market and distribute our products. Any delay in the marketing or distribution of our products, whether it results from problems with internal capabilities or with a collaborative relationship, could harm the value of an investment in Celldex.

L.    Patents, Licenses and Proprietary Rights

        Celldex's policy is to protect our technology by filing patent applications and obtaining patent rights covering our own technology, both in the United States and in foreign countries. In addition, we have acquired and will seek to acquire as needed or desired, exclusive rights of others through assignment or license to complement our portfolio of patent rights. We also rely on trade secrets, unpatented know-how and technological expertise and innovation to develop and maintain our competitive position.

        Patents:    The successful development and marketing of products by Celldex will depend in part on our ability to create and maintain intellectual property, including patent rights. We have established a proprietary patent position in the areas of complement inhibitor technology, cholesterol regulation technology, vaccine technologies, and preservation technologies, and we are the owner or exclusive licensee of numerous patents and pending applications around the world. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit, or that we will be able to successfully enforce our patent position against infringers. Celldex routinely reviews its patent portfolio and adjusts its strategies for prosecution and maintenance of individual cases according to a number of factors including program priorities, stage of development, and patent term.

        Celldex owns or licenses rights under more than 500 granted patents and national and regional patent applications around the world covering inventions relating to our business. Through Celldex's acquisition of the assets of Alteris Therapeutics, Inc., Celldex has certain exclusive rights under nine issued national or regional patents and three pending national patent applications relating to the technology used in CDX-110. One of the pending patent applications (in Japan) is currently under appeal. Expiration dates for the key issued patents range from 2009 to 2014 in the United States and from 2010 to 2015 in the United Kingdom, Germany and France (not including any possible patent term extensions or Supplementary Protection Certificates, if these are obtained in due course).

        In the area of APC targeting, through Celldex's agreements with Medarex and Rockefeller, Celldex is the owner or exclusive licensee of more than 20 issued patents and more than 70 pending national and regional patent applications worldwide. Through Celldex's agreement with the Ludwig Institute, Celldex has an option to obtain certain commercial rights in connection with Celldex's APC targeting technology under more than 100 national and regional patents and pending patent applications worldwide, relating to NY-ESO-1 and various other tumor antigens. Through Celldex's acquisition of Lorantis Limited (now Celldex Therapeutics Ltd.), Celldex obtained, in the area of Hepatitis B vaccination, certain exclusive rights under seven issued patents and more than 40 pending national and regional patent applications worldwide, and, in the area of Notch signaling modulation, control of 10 issued patents and more than 20 pending national and regional patent applications worldwide. Celldex also has non-exclusive rights under more than 30 national and regional patents and pending patent applications worldwide relating to the adjuvant formulation currently used with CDX-2101. Through Celldex's agreement with 3M, Celldex has certain exclusive rights under more than 100 issued patents and more than 50 pending patent applications relating to 3M's Toll-Like Receptor (TLR 7/8) agonist technology, for use with Celldex's APT targeting technology, as vaccine adjuvants. Through Celldex's agreement with the University of Southampton, Celldex has certain exclusive rights under an international patent application relating to modulation of CD27 activity.

        In the area of complement inhibitor technology, we have rights to 51 patents and patent applications worldwide with the key patents in this area expiring in 2013 and 2016. In the area of cholesterol regulation, we have rights to 35 patents and patent applications worldwide with the key patents in this area expiring in 2016 and 2019. In the area of rotavirus vaccines, we have rights to 20 patents and patent applications worldwide, with the key patents in this area expiring in 2011 and 2012. In the area of cholera and typhoid vaccines, we have rights to 112 patents and patent applications worldwide with the key patents in this area expiring between 2013 and 2016.

        In the area of complement inhibitors, we are co-owner with The Johns Hopkins University and Brigham & Women's Hospital, whose rights Celldex have exclusively licensed, of patents and applications covering inventions relating to soluble complement receptor type I ("sCR1"). These rights are based in part on the work of Dr. Douglas Fearon and include U.S. and foreign patents which claim nucleic acid sequences encoding CR1, sCR1 and active fragments; purification methods; and therapeutic uses of sCR1. We also own a number of other issued patents and patent applications relating to modified sCR1 molecules ("sCR1-sLex") and their uses.

        We also have an exclusive license to 19 issued U.S. and foreign patents directed to a rotavirus strain that has been developed by Glaxo into a commercial rotavirus vaccine.

        We have 26 issued patents and nine additional pending patent applications in the U.S. and selected foreign countries relating to control of cholesteryl ester transfer protein (CETP) activity through vaccination.

        In December 2000, we acquired Megan and by this acquisition obtained exclusive rights to vaccine technology patents and applications based on the work of Dr. Roy Curtiss III. These patent rights complemented and expanded the patent rights acquired by Celldex in an earlier merger with Virus Research Institute, Inc., which had licensed in exclusive patent rights in this technological area from Harvard University and Massachusetts General Hospital, based on the work of Dr. John Mekalanos. In connection with our acquisition of Megan, we entered into a licensing agreement with Pfizer whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines.

        In January 2003, Celldex completed licensing and acquisition agreements which gave us ownership or exclusive rights in certain defined fields to a portfolio of patents and applications filed by Universal Preservation Technologies, Inc. and Elan Drug Delivery Ltd. (now Innovata plc). This portfolio affords Celldex exclusive rights in a particular technology of foam preservation of biomolecules and cells, especially living cells useful as vaccines. This technology should be especially useful in Celldex's vaccine programs to produce vaccine dosage forms that are thermostable.

        There can be no assurance that patent applications owned by or licensed to Celldex will result in granted patents or that, if granted, the resultant patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patents or other proprietary rights that may be necessary or useful to Celldex. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad to prevent us from using important technology or from further developing or commercializing important vaccine and immunotherapeutic systems and vaccine candidates. If licenses from third parties are necessary but cannot be obtained, commercialization of the covered products might be delayed or prevented. Even if these licenses can be obtained, they would probably require us to pay ongoing royalties and other costs, which could be substantial.

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

        We are aware that others, including universities and companies, have filed patent applications and have been granted patents in the United States and other countries which claim subject matter potentially useful or necessary to the commercialization of our products. The ultimate scope and validity of existing or future patents which have been or may be granted to third parties, and the availability and cost of acquiring rights in those patents necessary to the manufacture, use or sale of our products presently cannot be determined by Celldex.

        Third parties may have or may obtain valid and enforceable patents or proprietary rights that could block Celldex from developing products using Celldex's technology, including:

  •
  certain patents and applications in the United States and Europe owned by Sanofi-Aventis, which relate to antibody-antigen conjugates and methods of their use for eliciting an immune response against the antigen;

  •
  certain patents and applications in the United States and foreign countries covering particular antigens and antigenic fragments targeted by Celldex's current vaccine product candidates, including CDX-1307, CDX-1401, CDX-2401 and CDX-2402;

  •
  certain patents and pending applications related to particular receptors and other molecules on dendritic cells and macrophages that may be useful for generating monoclonal antibodies and can be employed in Celldex's APC Targeting Technology;

  •
  two United States patents and related foreign patents and applications covering methods of diagnosing gliomas by detecting the presence of the EGFRvIII (tumor specific splice variant) protein;

  •
  a United States patent relating to certain uses of GM-CSF;

  •
  a European patent relating to certain tumor antigen splice variants;

  •
  a Patent Cooperation Treaty (PCT) patent application relating to certain methods of treatment of tumors such as glioma;

  •
  a United States patent owned by Genentech, Inc., relating to the production of recombinant antibodies in host cells;

  •
  a United States patent owned by GlaxoSmithKline plc related to methods of culturing cells under certain conditions;

  •
  certain patents held by third parties relating to antibody expression in particular types of host cells;

  •
  certain patents and pending applications in the United States and foreign countries relating to Hepatitis B antigens, formulations and uses; and

  •
  certain patents and pending applications in the United States and foreign countries relating to Notch ligands, sequences and uses.

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

        In addition to the patents referred to in the previous paragraphs, there may be other patent applications and issued patents belonging to competitors that may require us to alter our vaccine candidates and vaccine and immunotherapeutic delivery systems, pay licensing fees or cease some of our activities. If our product candidates conflict with patents that have been or may be granted to competitors, universities or others, the patent owners could bring legal action against us claiming damages and seeking to enjoin manufacturing and marketing of the patented products. If any of these actions is successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such third party patent would be made available on acceptable terms or at all. We believe that there may be significant litigation in the biotechnology and vaccine industries regarding patent and other intellectual property rights. If we become involved in that litigation, we could consume substantial resources.

        Licenses:    We have entered into several significant license agreements relating to technology that is being developed by Celldex and/or its collaborators, including licenses from the following: Johns Hopkins University, Duke University and Thomas Jefferson University relating to technology used in or with CDX-110; Medarex and GenPharm International relating to APC Targeting Technology and antibody technology; Rockefeller relating to APC Targeting Technology; Ludwig Institute relating to tumor antigens; 3M Company relating to Toll-Like Receptor (TLR) 7/8 agonist technology; Southampton relating to modulation of CD27 activity; Apovia and Celltech R&D relating to Hepatitis B core particle technology; Corixa relating to adjuvant formulations used with Celldex's product candidate CDX-2101; Harvard University and Massachusetts General Hospital relating to proprietary technology involving genetically altered Vibrio cholerea and Salmonella strains; and Cincinnati Children's Hospital involving proprietary rights and technologies relating to an attenuated rotavirus strain for a rotavirus vaccine.

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

        Proprietary Rights:    We also rely on unpatented technology, trade secrets and confidential information, and no assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our know-how and information, or that we can meaningfully protect our rights in such unpatented technology, trade secrets and information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with Celldex. The agreements generally provide that all inventions conceived by the individual in the course of employment or in providing services to Celldex and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of Celldex and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our information in the event of unauthorized use or disclosure of such confidential information.

M.   Government Regulation

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

        The FDA provides that human clinical trials may begin thirty (30) days after receipt and review of an Investigational New Drug ("IND") application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed by Celldex for each of our proposed products. Authorization to conduct a clinical trial in no way assures that the FDA will ultimately approve the product. Clinical trials are usually conducted in three sequential phases. In a Phase 1 trial, the product is given to a small number of healthy volunteers to test for safety (adverse effects). Phase 2 trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase 3 trial is performed in a large patient population over a wide geographic area to provide evidence for the safety of the product and to prove and confirm efficacy. The FDA has ongoing oversight over all these trials and can order a temporary or permanent discontinuation if warranted. Such an action could materially harm Celldex. Clinical tests are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

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

        In the United States, vaccines for animal health and food safety use are subject to USDA approval. The steps required before a new product can be commercialized include: pre-clinical studies in animals; clinical trials in animals to determine safety and efficacy; and USDA approval of the product for commercial sale. The registration of these vaccines may be subject to numerous delays or possibly outright rejection of the product by the agency. Delays may occur at any stage of testing, clinical results may be subject to unfavorable interpretation by the agency and regulatory approval, if received, may require limitations on use which could restrict the size of the potential market for the product. The USDA requires that the manufacturing facility that produces a licensed product meet specified standards, undergo an inspection and obtain an establishment license prior to commercial marketing. Under USDA regulations, this license is held by the manufacturer of the product, not the developer of the product. Failure to comply with applicable USDA regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

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

N.    Product Liability

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

O.    Employees; Scientific Consultants

        As of February 20, 2009, we employed 78 full time persons and 3 part time or temporary persons, 11 of whom have doctoral degrees. Of these employees, 63 were engaged in or directly support research and development activities. Celldex's success depends in large part upon its ability to attract and retain employees. Celldex faces competition for employees from other companies, research and academic institutions, government agencies and other organizations. Celldex believes that its employee relations are good.

Item 1A.    Risk Factors

        You should consider carefully these risk factors together with all of the information included or incorporated by reference in this Annual Report in addition to our financial statements and the notes to our financial statements. This section includes forward-looking statements.

        The following is a discussion of the risk factors that we believe are material to Celldex at this time. These risks and uncertainties are not the only ones facing Celldex and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Our Business

Our products and product candidates are subject to extensive regulatory scrutiny.

        All of our products and product candidates are at various stages of development and commercialization and our activities, products and product candidates are significantly regulated by a number of governmental entities, including the FDA in the United States and by comparable authorities in other countries and by the USDA in the United States with respect to products developed for animal health and food safety. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of our products and product candidates. We or our partners must obtain regulatory approval for a product candidate in all of these areas before we can commercialize the product candidate. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. This process typically requires extensive pre-clinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Many product candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Companies in the pharmaceutical, biotechnology and vaccines industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our inability to commercialize a product or product candidate would impair our ability to earn future revenues.

If our products do not pass required tests for safety and effectiveness, we will not be able to derive commercial revenue from them.

        For Celldex to succeed, we will need to derive commercial revenue from the products we have under development. The FDA has not approved our CDX-110 product candidate or any of our lead products for sale to date. Products in our vaccine programs are in various stages of pre-clinical and clinical testing. Pre-clinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Pre-clinical tests can last years. If a product passes its pre-clinical tests satisfactorily, and we determine that further development is warranted, we file an investigational new drug application for the product with the FDA, and if the FDA gives its approval we begin phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If phase 1 test results are satisfactory and the FDA gives its approval, we can begin phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If phase 2 test results are satisfactory and the FDA gives its approval, we can begin phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

        In all cases we must show that a pharmaceutical product is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our lead products with companies, including Glaxo and Pfizer, which intend to or could later decide to commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. A major risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of pre-clinical and clinical testing.

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

        As our portfolio of potential products moves from pre-clinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients with the appropriate characteristics. At times we have experienced difficulty enrolling patients and we may experience more difficulty as the scale of our clinical testing program increases. The factors that affect our ability to enroll patients are largely uncontrollable and include principally the following:

  •
  the nature of the clinical test;

  •
  the size of the patient population;

  •
  patients willingness to receive a placebo or less effective treatment on the control arm of a clinical study;

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. These competitors include Anitgenics, Baxter, Crucell, Dendreon, Emergent, GlaxoSmithKline, Intercell, Sanofi-Aventis, Maxygen, Merck, NeoPharm, Novavax, Pfizer, Roche, Genitope, Northwest Biotherapeutics, Vical and Cell Genesys. Most of our competitors have substantially greater resources, more extensive experience in conducting pre-clinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of Celldex. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

Failure to comply with applicable regulatory requirements would adversely impact our operations.

        Even after receiving regulatory approval, our products would eb subject to extensive regulatory requirements, and our failure to comply with applicable regulatory requirements will adversely impact our operations. In the United States, the FDA and USDA, as applicable, require that the manufacturing facility that produces a product meet specified standards, undergo an inspection and obtain an establishment license prior to commercial marketing. Under USDA regulations, this license is held by the manufacturer of the product and not the developer of the product. Subsequent discovery of previously unknown problems with a product or its manufacturing process may result in restrictions on the product or the manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

We depend greatly on the intellectual capabilities and experience of our key executives and scientists and the loss of any of them could affect our ability to develop our products.

        The loss of Anthony S. Marucci, our President and Chief Executive Officer, or other key members of our staff, including Avery W. Catlin, our Chief Financial Officer, Dr. Thomas Davis, our Chief Medical officer, or Dr. Tibor Keler, our Chief Scientific Officer, could harm us. We entered into employment agreements with Messrs. Marucci, Catlin, Davis and Keler. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

We rely on contract manufacturers. Should the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers vary to our disadvantage, our business operations could suffer significant harm.

        Although we have small-lot manufacturing capability at our Fall River facility, we have in the past relied on, and expect to continue to rely on sourcing from third-party manufacturers for suitable quantities of some of our clinical and commercial grade materials essential to pre-clinical and clinical studies currently underway and to planned clinical trials in addition to those currently being conducted by third parties or us. The inability to have suitable quality and quantities of these essential materials produced in a timely manner would result in significant delays in the clinical development and commercialization of products, which could adversely affect our business, financial condition and results of operations. We may rely on collaborators and contract manufacturers to manufacture proposed products in both clinical and commercial quantities in the future. Our leading vaccine candidates require specialized manufacturing capabilities and processes.

        We have faced difficulties in securing commitments from U.S. and foreign contract manufacturers as these manufacturers have at times been unwilling or unable to accommodate our needs. Relying on foreign manufacturers involves peculiar and increased risks, and on one occasion we had to terminate a contract with a foreign manufacturer and find a substitute source of material for planned clinical trials. These peculiar and increased risks include risks relating to the difficulties foreign manufacturers may face in complying with the FDA's Good Manufacturing Practices, or GMP, as a result of language barriers, lack of familiarity with GMP or the FDA regulatory process or other causes, economic or political instability in or affecting the home countries of our foreign manufacturers, shipping delays, potential changes in foreign regulatory laws governing the sales of our product supplies, fluctuations in foreign currency exchange rates and the imposition or application of trade restrictions.

        There can be no assurances that we will be able to enter into long-term arrangements with third party manufacturers on acceptable terms or at all. Further, contract manufacturers must also be able to meet our timetable and requirements, and must operate in compliance with GMP; failure to do so could result in, among other things, the disruption of product supplies. As noted above, non-U.S. contract manufacturers may face special challenges in complying with the FDA's GMP requirements, and although we are not currently dependent on non-U.S. collaborators or contract manufacturers, we may choose or be required to rely on non-U.S. sources in the future as we seek to develop stable supplies of increasing quantities of materials for ongoing clinical trials of larger scale. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

        Prior to the establishment in 2008 of our own in-house antibody manufacturing capabilities at our Fall River facility, we had depended on third party suppliers and manufacturers, including Medarex, Biosyn Corporation, American Peptide Company, AmbioPharm, Inc., WRAIR, Lonza Biologics plc, Bioconcept, Inc., NeoMPS, Inc. and LAHI, to provide us with suitable quantities of materials necessary for clinical tests. If these materials are not available in suitable quantities of appropriate quality, in a timely manner, and at a feasible cost, our clinical tests will face delays.

We rely on third parties to plan, conduct and monitor our clinical tests, and their failure to perform as required would interfere with our product development.

        We have relied on third parties, including, among others, Omnicare, Inc., Accelovance, the International Center for Diarrhoeal Disease Research, Bangladesh, the International Vaccines Institute, Cincinnati Children's Hospital Medical Center, The Cleveland Clinic, Radiant Research, Inc., Biobridges, LLC, Glaser Research Group, the NIH, Pfizer, Inc. and Glaxo to conduct the significant majority of our clinical research development activities. These activities can be characterized as clinical patient recruitment and observation, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. We conduct approximately 75% of our project management and 50% of our medical and safety monitoring in-house and rely on third parties for the remainder of our clinical development activities. If any of these third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

We depend greatly on third party collaborators to license, develop and commercialize some of our products, and they may not meet our expectations.

        We have agreements with other companies, including Glaxo, Pfizer, Biolipox and VTI for the licensing, development and ultimate commercialization of some of our products. Some of those agreements give substantial responsibility over the products to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our products as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

        The success of our vaccine candidates depends in great part upon our and our collaborators' success in promoting them as superior to other treatment alternatives. We believe that vaccines like those under development by Celldex can be proven to offer disease prevention and treatment with notable advantages over drugs in terms of patient compliance and effectiveness. However, there can be no assurance that we will be able to prove these advantages or that the advantages will be sufficient to support the successful commercialization of our vaccines.

We may face delays, difficulties or unanticipated costs in establishing sales, distribution and manufacturing capabilities for our commercially ready products.

        To date, we have chosen to retain, rather than license, all rights to some of our lead products, such as our APC Targeting Technology programs. If we proceed with this strategy, we will have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

        Some of our products are difficult to manufacture, especially in large quantities, and we have not yet developed commercial scale manufacturing processes for any of our products. We do not currently plan to develop internal manufacturing capabilities to produce any of our products at commercial scale if they are approved for sale. To the extent that we choose to market and distribute these products ourselves, this strategy will make us dependent on other companies to produce our products in adequate quantities, in compliance with regulatory requirements, and at a competitive cost. We may not find third parties capable of meeting those manufacturing needs.

Certain factors could negatively affect the demand for and sales and profitability of Rotarix®, which would have a material adverse affect on our revenues.

        Both the demand and ultimately the profitability of Rotarix® are components to our success. We have licensed a rotavirus strain to Glaxo for the purposes of Glaxo developing and commercializing their Rotarix® vaccine worldwide. Glaxo gained approval for Rotarix® in Mexico in July 2004, in the European Union in February 2006 and in the United States in April 2008. In May 2005, Celldex entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties we will receive on worldwide sales of Rotarix® (see Note 10 of our audited consolidated financial statements) and we retained 50% of Glaxo milestone payments, with the balance payable to PRF and CCH. In addition, Celldex retains substantial upside participation in the worldwide net royalty stream from Rotarix® if worldwide net royalties once PRF receives an agreed upon return on capital invested (2.45 times PRF's aggregate cash payments to Celldex of $60 million). The following are potential factors, among others, that may negatively affect the demand for Rotarix®:

  •
  Competitors in the pharmaceuticals, biotechnology and vaccines market have greater financial and management resources, and significantly more experience in bringing products to market, and may develop, manufacture and market products that are more effective or less expensive than Rotarix®;

  •
  Rotarix® could be replaced by a novel product and may become obsolete;

  •
  Glaxo may be unable to prevent third parties from infringing upon their proprietary rights related to Rotarix®;

  •
  Users may not accept such a recently approved product without years of proven history; and

  •
  We are dependent on Glaxo for the manufacturing, testing, acquisition of regulatory approvals, marketing, distribution and commercialization of Rotarix®.

        Any of these factors could have a material adverse effect on the sales of Rotarix® and our results of operations.

Other factors could affect the demand for and sales and profitability of Rotarix® and any other of our current or future products.

        In general, other factors that could affect the demand for and sales and profitability of our products include, but are not limited to:

  •
  The timing of regulatory approval, if any, of competitive products;

  •
  Our, Glaxo's, Pfizer's or any other of our partners' pricing decisions, as applicable, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

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

        Any of these factors could have a material adverse effect on Glaxo's sales of Rotarix® and on any other of our current or future products and results of operations.

We may be unable to manage multiple late stage clinical trials for a variety of product candidates simultaneously.

        As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current products. The management of late stage clinical trials is more complex and time consuming than early stage trials. Typically early stage trials involve several hundred patients in no more than 10-20 clinical sites. Late stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently it is possible that conclusions of efficacy or safety may not be acceptable to permit filing of a BLA or NDA for any one of the above reasons or a combination of several.

We face the risk of product liability claims, which could exceed our insurance coverage, and produce recalls, each of which could deplete our cash resources.

        As a participant in the pharmaceutical, biotechnology and vaccines industries, we are exposed to the risk of product liability claims alleging that use of our products or product candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our products or product candidates and may be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by individuals, organizations or companies selling our products. Product liability claims can be expensive to defend, even if the product or product candidate did not actually cause the alleged injury or harm.

        Insurance covering product liability claims becomes increasingly expensive as a product candidate moves through the development pipeline to commercialization. We have clinical trial liability insurance coverage in the amount of $5 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. We may choose or find it necessary under our collaborative agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources and have a material adverse effect on our business, financial condition and results of operations. Moreover, a product recall, if required, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other products and product candidates.

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

We may not be able to successfully integrate newly-acquired technology with our existing technology or to modify our technologies to create new vaccines.

        As part of our acquisition of technology assets from entities such as 3M Company, we have acquired access to Resiquimod™ (a TLR 7/8 agonists) which may improve the immunogenicity of our vaccines. If we are able to integrate these licensed assets with our vaccine technologies, we believe these assets will give Celldex's vaccines a competitive advantage. However, if we are unable to successfully integrate licensed assets, or other technologies which we have acquired or may acquire in the future, with our existing technologies and potential products currently under development, we may be unable to realize any benefit from our acquisition of these assets, or other technologies which we have acquired or may acquire in the future and may face the loss of our investment of financial resources and time in the integration process.

        We believe that Celldex's vaccine technology portfolio may offer opportunities to develop vaccines that treat a variety of oncology, inflammatory and infectious diseases by stimulating a patient's immune system against those disease organisms. If our vaccine technology portfolio cannot be used to create effective vaccines against a variety of disease organisms, we may lose all or portions of our investment in development efforts for new vaccine candidates.

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

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad, including Alexion, Antigenics, Baxter, Crucell, Dendreon, Emergent BioSolutions, GlaxoSmithKline, Intercell, Sanofi-Aventis, Maxygen, Merck, NeoPharm, Novavax, Pfizer, Roche, Genitope, Northwest Biotherapeutics, Vical, Anadys, Idera, and Cell Genesys. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

        Because Celldex's strategy ultimately depends on the commercial success of our products, we assume, among other things, that end users of our products will be able to pay for them. In the United States and other countries, in most cases, the volume of sales of products like those we are developing depends on the availability of reimbursement from third-party payors, including national health care agencies, private health insurance plans and health maintenance organizations. Third-party payors increasingly challenge the prices charged for medical products and services. Accordingly, if we succeed in bringing products to market, and reimbursement is not available or is insufficient, we could be prevented from successfully commercializing our potential products.

        The health care industry in the United States and in Europe is undergoing fundamental changes as a result of political, economic and regulatory influences. Reforms proposed from time to time include mandated basic health care benefits, controls on health care spending, the establishment of governmental controls over the cost of therapies, creation of large medical services and products purchasing groups and fundamental changes to the health care delivery system. We anticipate ongoing review and assessment of health care delivery systems and methods of payment in the United States and other countries. We cannot predict whether any particular reform initiatives will result or, if adopted, what their impact on us will be. However, we expect that adoption of any reform proposed will impair our ability to market products at acceptable prices.

Risks Related to Our Capital Stock

Our history of losses and uncertainty of future profitability make our common stock a highly speculative investment.

        We have had no commercial revenues to date from sales of our human therapeutic or vaccine products and cannot predict when we will. We have accumulated net operating losses of approximately

$121.1 million as of December 31, 2008. We expect to spend substantial funds to continue research and product testing of the following products we have in the pre-clinical and clinical testing stages of development:

Product	Use	Stage
CDX-110	Glioblastoma multiforme	Clinical phase 2
CDX-1307	Colorectal, bladder, pancreas, ovarian and breast tumors	Clinical phase 1
CDX-1401	Multiple solid tumors	Pre-clinical
CDX-1127	Immuno-modulation, multiple tumors	Pre-clinical
CDX-1135 (formerly TP10)	Transplantation Renal disease	Clinical phase 1/2 Pre-clinical
CDX-1189	Renal disease	Pre-clinical
Ty800 vaccine	Typhoid fever	Clinical phase 2
CDX-2401	HIV infection	Pre-clinical

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

        We cannot be certain that the company will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

If we cannot sell capital stock to raise necessary funds, we may be forced to limit our research, development and testing programs.

        We will need to raise more capital from investors to advance our lead products through clinical testing and to fund our operations until we receive final FDA approval and our products begin to generate revenues for us. However, based on our history of losses and the on-going uncertainty of the U.S. capital markets, we may have difficulty raising sufficient capital on terms that are acceptable to us, or at all. As of December 31, 2008, we had cash and cash equivalents of $44.3 million, which, at that time, we believed would support expected operations for more than 12 months.

        We continue to seek partnerships with pharmaceutical and biotech companies and with other organizations to support the clinical development of our programs, in addition to funded research grants. This kind of funding is at the discretion of other organizations and companies which have limited funds and many companies compete with us for those funds. As a result, we may not receive any research grants or funds from collaborators. If we are unable to raise the necessary funds, we may have to delay or discontinue the clinical development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or evaluate a sale of all or part of our business.

        Until the Company begins generating revenue, it may seek funding through the sale of equity, or securities convertible into equity, and further dilution to the then existing stockholders may result. If the Company raises additional capital through the incurrence of debt, its business may be affected by the amount of leverage it incurs, and its borrowings may subject it to restrictive covenants.

Our share price has been and could remain volatile.

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2008 through December 2008, the market price of our common stock has fluctuated from a high of $19.79 per share in the second quarter of 2008, to a low of $4.24 per share in the fourth quarter of 2008. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by selling stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with substantial market losses occurring over the past year. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

If our principal stockholders sell shares of common stock in large volumes, the trading price of our common stock could suffer.

        If our principal stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. As of February 20, 2009, Medarex, Inc. owned approximately 31.4% of our outstanding common stock, Apax WW Nominees Ltd. owned approximately 8.8%, and Pfizer Vaccines owned approximately 4.9%. Our officers and directors, and their affiliates, beneficially owned approximately 6.86% of our common stock as of February 20, 2009. Of our largest stockholders, only Medarex is subject to a "lock-up" agreement pursuant to which it has agreed not to sell shares of common stock, which, unless extended, expires on March 7, 2009. There can be no assurances that the Medarex lock-up will be extended.

Our principal stockholders, officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval.

        As of February 20, 2009, Medarex, Inc., Apax WW Nominees Ltd., Pfizer Vaccines and our officers and directors, together beneficially owned approximately 52% of our common stock. Accordingly, these stockholders will be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control of the company.

The combined company's ability to use the net operating loss carryforwards of the Company and its subsidiaries will be subject to limitation and, under certain circumstances, may be eliminated.

        Generally, a change of more than 50% in the ownership of a corporation's stock, by value, over a three-year period constitutes an ownership change under Section 382 of the Internal Revenue Code. In general, Section 382 imposes an annual limitation on a corporation's ability to use its net operating losses from taxable years or periods ending on or before the date of an ownership change to offset U.S. federal taxable income in any post-change year. The Company and its subsidiaries have experienced an ownership change as a result of the Merger, in which case the combined company may be subject to the limitation under Section 382 with respect to pre-change net operating losses of the Company and its subsidiaries. Section 382 imposes significant limitations of the use of net operating loss carryforwards.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        In November 2005, we entered into a lease amendment which extended our lease in Needham, Massachusetts through April, 2017. The lease amendment called for the complete renovation of the Needham facility by the landlord and Celldex, which was completed in 2007, and reduced our leased space to approximately 35,200 square feet of laboratory and office space. Under this lease amendment, we are obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during the extension term. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2008 and 2007 for this facility were $1,437,040 and $1,911,088, respectively.

        Celldex leases approximately 20,000 square feet of office and laboratory space in Phillipsburg, New Jersey. The lease has an initial sixty-four month term which expires in August 2011. Under the lease agreement, we are obligated to pay an annual rent of approximately $347,700 plus certain common area maintenance costs. The landlord provided a tenant incentive allowance of approximately $178,600 against the cost of alterations and improvements required by Celldex. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2008 and 2007 for this facility were $370,652 and $347,652, respectively.

        We also lease a manufacturing facility of approximately 21,000 square feet in Fall River, Massachusetts. The lease has an initial seven-year term which expires in December 2010. Under the lease agreement and subsequent lease amendments, we are obligated to pay an annual rent of approximately $305,500 plus certain common area maintenance costs, subject to annual rent adjustments in the final two years. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2008 and 2007 for this facility were $390,664 and $366,654, respectively.

        The Company ceased operations at its Overland, Missouri facility near St. Louis and vacated the premises upon expiration of the lease term at September 30, 2007.

Item 3.    LEGAL PROCEEDINGS

        Celldex is not currently a party to any material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Effective October 1, 2008, the Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc. and our common stock began trading on the NASDAQ Global Market (the "NASDAQ") under the symbol "CLDX". Prior to that date and after August 24, 1998, we were traded on NASDAQ under the symbol "AVAN". Prior to the August 24, 1998 date, we were traded on NASDAQ under the symbol "TCEL". The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported by NASDAQ. The numbers below reflect the 1-for-12 reverse stock split effected on March 7, 2008.

Fiscal Period	High	Low
Year Ended December 31, 2007
1Q (Jan. 1 - March 31, 2007)	$18.60	$15.36
2Q (April 1 - June 30, 2007)	17.76	8.88
3Q (July 1 - Sept. 30, 2007)	11.16	4.80
4Q (Oct. 1 - Dec. 31, 2007)	9.48	4.80
Year Ended December 31, 2008
1Q (Jan. 1 - March 31, 2008)	$9.91	$5.64
2Q (April 1 - June 30, 2008)	19.79	9.55
3Q (July 1 - Sept. 30, 2008)	16.98	9.67
4Q (Oct. 1 - Dec. 31, 2008)	12.69	4.24

        As of February 20, 2009, there were approximately 634 shareholders of our common stock. The price of the common stock was $7.95 as of the close of the market on February 20, 2009. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon our operating and future earnings, our capital requirements and general business conditions.

Sales of Unregistered Equity Securities in the Quarter Ended December 31, 2008

        In October 2008, the Company, in settlement of 50% of a sublicense fee due to Duke University in connection with the $40 million license fee received from Pfizer and as permitted under the license agreement with Duke, issued to Duke 81,512 shares of the Company's $.001 par value common stock having an aggregate market value of $1,182,587, or $14.51 per share.

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX-U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2003 through December 31, 2008, with the cumulative return on (i) NASDAQ Market Index—U.S. Companies and (ii) NASDAQ Pharmaceutical Index. The comparison assumes investment of $100 on December 31, 2003 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
Celldex Therapeutics, Inc.	$100	$73	$69	$49	$18	$24
NASDAQ Stock Market (U.S.) Index	$100	$109	$111	$122	$132	$64
NASDAQ Pharmaceutical Stock Index	$100	$107	$117	$115	$121	$112

        See Item 11 for information regarding our equity compensation plan.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        Selected consolidated financial data is presented below for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. On March 7, 2008, the merger between AVANT and Celldex became effective. The merger was accounted for using the purchase method of accounting and was treated as the acquisition of AVANT, a publicly registered company, by Celldex, a private company. Accordingly, the financial information presented below for periods prior to March 8, 2008 reflects the financial position and the results of operations of Celldex alone, and for periods from March 8, 2008 forward the combined financial position and combined results of operations of AVANT and Celldex. AVANT Immunotherapeutics, Inc. changed its name to Celldex Therapeutics, Inc. on October 1, 2008. All amounts are in thousands except per share data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	2008	2007	2006(2)	2005	2004
REVENUE:
Product Development and Licensing	$3,716	$466	$466	$14	$—
Contracts and Grants	533	940	433	57	—
Product Sales and Royalty	3,207	—	—	—	—

Total Revenue	7,456	1,406	899	71	—

OPERATING EXPENSE:
Research and Development	26,347	9,892	10,013	4,826	4,480
Acquired In-Process Research and Development(3)	14,756	—	—	8,447	—
Other Operating Expense	15,109	7,022	9,681	4,167	1,586

Total Operating Expense	56,212	16,914	19,694	17,440	6,066

Investment and Other Income, Net	1,255	435	960	290	—

Net Loss	$(47,501)	$(15,073)	$(17,835)	$(17,079)	$(6,066)

Basic and Diluted Net Loss Per Common Share	$(3.34)	$(1.81)	$(2.15)	$(3.00)	$(1.22)

Weighted Average Common Shares Outstanding(1)	14,217	8,309	8,279	5,699	4,961

(1)
Weighted average common shares outstanding for the years 2004 to 2007 have been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

(2)
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

(3)
The 2008 amount arose as a result of the merger between AVANT and Celldex. The 2005 amount arose from the acquisition of Lorantis Limited.

CONSOLIDATED BALANCE SHEET DATA

	2008	2007	2006	2005	2004
Working Capital	$32,975	$(4,438)	$12,178	$24,852	$(467)
Total Assets	69,793	9,375	22,163	33,133	1,283
Long Term Liabilities	37,558	370	914	1,152	—
Accumulated Deficit	(121,149)	(73,648)	(58,575)	(40,739)	(23,660)
Total Stockholders' Equity (Deficit)	18,134	(1,132)	15,144	28,007	816

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:    Statements contained in the following, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future.

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  •
  our ability to raise sufficient capital on terms acceptable to us, or at all;

  •
  our ability to adapt our APC Targeting Technology™ to develop new, safe and effective vaccines against oncology and infectious disease indications;

  •
  our ability to adapt our vectoring systems to develop new, safe and effective orally administered vaccines against disease causing agents;

  •
  our ability to successfully complete product research and further development, including animal, preclinical and clinical studies, and commercialization of CDX-110, CDX-1307, Ty800, CDX-1135 (formerly TP10), and other products and the growth of the markets for those product candidates;

  •
  the cost, timing, scope and results of ongoing safety and efficacy trials of CDX-110, CDX-1307, Ty800, CDX-1135 (formerly TP10), and other preclinical and clinical testing;

  •
  the ability to negotiate strategic partnerships or other disposition transactions for our non-core programs, including CETi;

  •
  our ability to manage multiple clinical trials for a variety of product candidates at different stages of development;

  •
  the strategies and business plans of our partners, such as Pfizer's plans for CDX-110, GlaxoSmithKline's plans with respect to Rotarix® and Vaccine Technologies' plans concerning the CholeraGarde® (Peru-15) and ETEC E. coli vaccines, which are not within our control, and our ability to maintain strong, mutually beneficial relationships with those partners;

  •
  our ability to develop technological capabilities and expand our focus to broader markets for vaccines;

  •
  the availability, cost, delivery and quality of clinical and commercial grade materials produced our own manufacturing facility or supplied by contract manufacturers and partners;

  •
  the timing, cost and uncertainty of obtaining regulatory approvals for product candidates;

  •
  our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

  •
  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

  •
  the factors listed under "Risk Factors" in this annual report on Form 10-K.

        All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As used herein, the terms "we," "us," "our," the "Company", or "Celldex" refer to Celldex Therapeutics, Inc., a Delaware corporation organized in 1983 (formerly known as AVANT Immunotherapeutics, Inc.) and its subsidiaries: Celldex Research Corporation ("Celldex Research"), Celldex Therapeutics, Ltd. ("Celldex Ltd") and Megan Health, Inc. ("Megan"). The Company's principal activity since our inception has been research and product development conducted on our own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators. The Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc. on October 1, 2008.

OVERVIEW

        We are a biopharmaceutical company that uses novel applications of immunology to develop products for the prevention and treatment of diseases. Using our Precision Targeted Immunotherapy Platform, we are developing a broad portfolio of vaccines, therapeutic antibodies and other targeted immunotherapeutics addressing a wide range of applications including oncology, inflammatory and infectious diseases. These include therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines that protect against important disease-causing infectious agents and a treatment to reduce complement-mediated tissue damage. We are advancing a robust pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. Our lead programs are therapeutic cancer vaccines designed to instruct the patient's immune system to recognize and destroy cancer cells.

        Our strategy is to demonstrate proof-of-concept for our product candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development ourselves. Demonstrating proof-of-concept for a product candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the product candidate and some data indicating its effectiveness. Our current collaborations encompass the commercialization of an oral human rotavirus vaccine, the development of oral cholera, typhoid fever, ETEC and HIV vaccines, and a therapeutic brain cancer vaccine. Our product candidates address large market opportunities for which we believe current therapies are inadequate or non-existent.

        We are targeting our efforts where we can add the greatest value to the development of our products and technologies. Our goal is to demonstrate clinical proof-of-concept for each product, and then seek excellent partners to help see those products through to commercialization. We thus leverage the value of its technology portfolio through corporate, governmental and non-governmental partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

Merger between AVANT and Celldex

        On March 7, 2008, we closed the merger (the "Merger") contemplated by the Agreement and Plan of Merger dated October 19, 2007 by and among Celldex (formerly AVANT Immunotherapeutics, Inc.), Callisto Merger Corporation ("Merger Sub"), a wholly owned subsidiary of Celldex, and Celldex Research (formerly Celldex Therapeutics, Inc.) (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Celldex Research, with Celldex Research as the surviving company and a wholly-owned subsidiary of the Company. The total value of the transaction was approximately $75 million. Approximately 8.7 million shares were issued to the former Celldex Research shareholders in connection with the Merger. The Merger created a NASDAQ-listed, fully-integrated and diversified biopharmaceutical company with a deep pipeline of product candidates addressing high-value indications including oncology, infectious and inflammatory diseases. Former Celldex Research and former AVANT shareholders owned 58% and 42% of the combined company on a fully diluted basis, respectively.

        Our board of directors approved a 1-for-12 reverse stock split of the Company's common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

        The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of Celldex (then AVANT), with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards "SFAS" No. 141, Business Combinations, ("SFAS 141"), even though Celldex (then AVANT) was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Tangible assets acquired	$34,959,482
Less: Liabilities assumed	(3,945,067)

Net tangible assets acquired	31,014,415
Intangible assets acquired:
Core Technology	897,249
Developed Technology	273,796
Strategic Partner Agreement	629,499
In-Process Research and Development ("IPR&D")	14,755,908

Total	$47,570,867

        The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. Fair values for long-term tangible and intangible assets and for IPR&D were then reduced by $6,041,597 of negative goodwill. The Company is a biotechnology enterprise and its resources are substantially devoted to research and development at the date of the Merger. Management is responsible for determining the fair value of the acquired IPR&D.

        The values assigned to IPR&D relate to the development of a typhoid-ETEC-cholera combination travelers vaccine, a cholesterol management vaccine, and the CDX-1135 (formerly TP10) complement inhibitor in the amounts of $7.8 million, $0.9 million and $6 million, respectively. Each of these three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. We expect to incur approximately $16.2 million to move these projects to the point of out-licensing them to third parties. The estimated revenues from the typhoid-ETEC-cholera vaccine, the cholesterol management vaccine, and CDX-1135 are expected to be generated beginning in 2014, 2015 and 2014, respectively. A discount rate of 29% was used to value these projects, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. The resulting net cash flows for these projects were based on management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project and the net cash flows reflect assumptions that would be used by market participants.

        The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. None of the Company's IPR&D projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with current U.S. GAAP, the fair value allocated to IPR&D was charged as an expense in the Company's consolidated financial statements as of the date of acquisition. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives, which range from 4.5 to 8 years.

        As of December 31, 2008, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that the Company and its collaborators will be able to develop, manufacture and commercialize these products before the Company's competitors. If these products are not successfully developed and do not become commercially viable, the Company's financial condition and results of operations could be materially affected. See Note 17 to the Company's consolidated financial statements for additional information.

        Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which, during the historical periods presented in the accompanying consolidated financial statements, was majority-owned by Medarex, Inc. ("Medarex"). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at December 31, 2008 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008. The financial condition, results of operations and liquidity of the Company as of the years ended December 31, 2008, 2007 and 2006 may not be indicative of the Company's future performance or reflect what the Company's financial conditions, results of operations and liquidity would have been had the Merger been consummated as of January 1, 2006, or had the Company operated as a separate, stand-alone entity during the periods presented.

Other Acquisitions

        In October 2005, Celldex Research completed the acquisitions of Lorantis Limited ("Lorantis") and Alteris Therapeutics, Inc. ("Alteris"). Celldex Research issued approximately 2.8 million shares of its Class A common stock (valued at $34.0 million) in exchange for all of the issued and outstanding shares of capital stock of Lorantis. Net assets acquired included approximately $31.1 million in cash, $2.7 million of fixed assets, a working capital deficit of $723,000 and $870,000 of in-process research and development ("IPR&D"), which was expensed in 2005. In addition, Celldex Research incurred approximately $671,000 of costs related to the acquisition of Lorantis, which were expensed to IPR&D in 2005. As of December 31, 2008, none of the acquired research and development projects had reached technological feasibility.

        The purchase price for the Alteris assets consisted of approximately 496,100 shares of Celldex Research common stock (valued at $6.0 million) and approximately $1.5 million in cash. Net assets acquired included approximately $6,000 of fixed assets, $1.3 million in acquired intangible assets and $6.2 million of IPR&D, which was expensed in 2005. In addition, Celldex Research incurred approximately $708,000 of costs related to the acquisition of Alteris, which were expensed to IPR&D in 2005. Celldex may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of an EGFRvIII product. As of December 31, 2008, none of the acquired research and development projects had reached technological feasibility.

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

        The expenditures that will be necessary to execute Celldex's business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take five years or more, and for total development costs to exceed $100 million for each product candidate. Celldex estimates that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1 - 2 Years
Phase 2	1 - 5 Years
Phase 3	1 - 5 Years

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

        Celldex tests potential product candidates in numerous preclinical studies for safety, toxicology and immunogenicity. Celldex then may conduct multiple clinical trials for each product candidate. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain product candidates in order to focus our resources on more promising product candidates.

        An element of Celldex's business strategy is to pursue the research and development of a broad portfolio of product candidates. This is intended to allow Celldex to diversify the risks associated with its research and development expenditures. As a result, Celldex believes its future capital requirements and its future financial success are not substantially dependent on any one product candidate. To the extent Celldex is unable to maintain a broad range of product candidates, Celldex's dependence on the success of one or a few product candidates increases.

        Celldex's product candidates also have not yet received FDA regulatory approval, which is required before Celldex can market them as therapeutic or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that Celldex's clinical data establish safety and efficacy. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs, biologics and vaccines have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

        Furthermore, Celldex's business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of Celldex's product candidates. In the event that third parties take over the clinical trial process for one of Celldex's product candidates, the estimated completion date would largely be under control of that third party rather than Celldex. Celldex cannot forecast with any degree of certainty which proprietary products, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect Celldex's development plan or capital requirements. Celldex's programs may also benefit from subsidies, grants, contracts or government or agency-sponsored studies that could reduce Celldex's development costs.

        As a result of the uncertainties discussed above, among others, Celldex is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. Celldex's inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force Celldex to seek additional, external sources of financing from time to time in order to continue with its business strategy. Celldex's inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business. During the past five years through the end of 2008, Celldex incurred an aggregate of $55.7 million in research and development costs. During the year ended December 31, 2008, Celldex incurred an aggregate of $26.3 million in research and development costs.

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status
ONCOLOGY	CDX-110	Glioblastoma multiforme	Pfizer	Phase 2b
	CDX-1307	Colorectal, bladder, pancreas, ovarian and breast tumors	—	Phase 1
	CDX-1401	Multiple Solid Tumors	—	Pre-clinical
	CDX-1127	Immuno-modulation, multiple tumors	—	Pre-clinical
INFLAMMATORY DISEASE	CDX-1135 (formerly TP10)	Transplantation Renal disease	— —	Phase 1/2 Pre-clinical
	CDX-1189	Renal disease	—	Pre-clinical
INFECTIOUS DISEASE	CholeraGarde®	Cholera	Vaccine Technologies/IVI	Phase 2b
	Ty800	Typhoid fever	NIH	Phase 2
	ETEC	Enterotoxigenic E coli infection	Vaccine Technologies/NIH	Phase 1
	CDX-2401	HIV infection	Rockefeller University	Pre-clinical
MARKETED PRODUCTS	Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

PROGRAM DEVELOPMENTS

A.    Cancer Vaccine Development Programs

        CDX-110:    Our lead clinical development program, CDX-110, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor ("EGFR"), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth.

        EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as breast, ovarian, prostate, colorectal, and head & neck cancer. With our partner, Pfizer Inc. ("Pfizer"), we are currently pursuing the development of CDX-110 for GBM therapy and plan to expand the clinical development into other cancers through additional clinical studies.

        Initial clinical development of EGFRvIII immunotherapy was led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas. The results from the Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies, which enrolled 16 and 21 patients, respectively, have demonstrated a significant increase in the time to disease progression (greater than 113%) in the patients who were vaccinated, and also in overall survival rates (greater than 100%), both relative to appropriately matched historical controls. An extension of the Phase 2a program (ACT II) at the same two institutions has enrolled 23 additional GBM patients treated in combination with temozolomide (the current standard of care). Preliminary results from this study (ACT II) currently estimates median overall survival to be 33.1 months, although the median has not yet been reached. The survival of a matched historical control group was 14.3 months and a subgroup treated with temozolomide (TMZ) of 15.2 months, with a p value = 0.0078. Overall time to progression for CDX-110 was 16.6 months compared with 6.4 months for the historical control group.

        In May 2007, we initiated a Phase 2b/3 randomized study (ACT III) of CDX-110 combined with standard of care, temozolomide, versus standard of care alone in patients with GBM. We intend to open a total of over 30 sites in the United States for the study. The FDA has granted orphan drug designation for CDX-110 for the treatment of EGFRvIII expressing GBM as well as fast track designation.

        In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients will receive CDX-110 in combination with temozolomide and we will continue to enroll to approximately 60 patients. The decision, which follows the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients currently participating on the control arm of the study will be offered the option to receive treatment with CDX-110. Under this amendment, the ACT III study will provide a multi-center, non-randomized dataset for CDX-110 in patients with newly diagnosed GBM. These data will provide important additional information that can be used to better design the future development of CDX-110.

        On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to CDX-110. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement became effective after clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008.

        CDX-1307:    The Company's lead APC Targeting Technology™ product candidate, CDX-1307, is in development for the treatment of epithelial tumors such as colorectal, pancreatic, bladder, ovarian and breast cancers. CDX-1307 targets the beta chain of human chorionic gonadotropin, known as hCG-Beta, which is an antigen often found in epithelial tumors. The presence of hCG-Beta in these cancers correlates with a poor clinical outcome, suggesting that this molecule may contribute to tumor growth. Normal adult tissues have minimal expression of hCG-Beta; therefore, targeted immune responses are not expected to generate significant side effects.

        Celldex is completing two Phase 1 studies at multiple centers that are designed to explore safety and dose/effect relationships via two administration routes—intradermal (ID), a traditional vaccine route that allows efficient access to local dermal dendritic cells and intravenous (IV), a novel systemic approach to vaccination that might target a much larger population of dendritic cells. In both studies, there are dose escalations of CDX-1307 alone and CDX-1307 with the adjuvant GM-CSF (known to increase mannose receptor expression on dendritic cells). At the highest dose levels planned, additional immune system modulators (Toll-Like Receptor Agonists, or TLR agonists) have been added to determine what effect they have in augmenting an immune response. Patients with an assortment of different tumor types that are known to express hCG-Beta are being accrued with retrospective analysis for hCG-Beta expression. A four dose regimen is utilized with the possibility of retreatment if patients demonstrate tumor regression or stable disease.

        Over fifty (50) patients with epithelial cancers have been treated in the Phase 1 clinical trials and more than half have evidence of hCG-Beta expression by their tumor. The immunotherapy has been well tolerated with only minor adverse events observed (reddening at the injection site). Analysis of the initial cohorts with GM-CSF have revealed that several patients developed good humoral responses to hCG-Beta, and some have demonstrated enhancement of circulating hCG-Beta-specific CD8 T cells. Thus, we are encouraged that CDX-1307 is providing similar results as predicted in the pre-clinical studies. In addition, one patient with pancreatic cancer had a 26% overall reduction in tumor burden and two breast cancer patients were stable for six months during treatment. The investigators at the Duke Comprehensive Cancer Center were awarded a two year $500,000 grant from the Avon Foundation and the National Cancer Institute to support Phase 1 work in breast cancer. The safety of CDX-1307 in combination with defined immune system modulators is now being evaluated with intent to enter Phase 2 clinical research in the second half of 2009.

        CDX-1401:    CDX-1401 is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 is one of the most immunogenic tumor antigens and has been detected in 20-30% of cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to APCs for generating robust immune responses against cancer cells expressing NY-ESO-1. Unlike CDX-1307, which targets the mannose receptor expressing dendritic cells, CDX-1401 is the first APC product targeting DEC-205 expressing dendritic cells. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which the Company licensed from the Ludwig Institute for Cancer Research in 2006. The Company believes that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1. The IND filing is planned for the first half of 2009. We expect to be able to enter a Phase 1 study with a combination regimen, including TLRs, and will accrue multiple tumors that express NY-ESO-1.

        CDX-1127:    Celldex has entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In pre-clinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapies. CD27 is a critical molecule in the activation pathway of lymphocytes. It is downstream from CD40, and may provide a novel way to regulate the immune responses. Engaging CD27 with the appropriate monoclonal antibody has proven highly effective at promoting anti-cancer immunity in mouse models. We are currently evaluating new human monoclonal antibodies in pre-clinical models.

B.    Inflammatory Disease Development Programs

        CDX-1135 (formerly TP10):    We have been developing immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, CDX-1135, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration ("AMD"), atypical Hemolytic Uremic Syndrome and myasthenia gravis. We are currently defining the most appropriate clinical development path for CDX-1135 and are focusing on rare disease conditions of unregulated complement activation as the fastest route to FDA approval.

        CDX-1189:    Celldex is developing therapeutic human antibodies to a signaling molecule known as CD89 or Fca receptor type I (FcaRI). CD89 is expressed by some white blood cells and leukemic cell lines, and has been shown to be important in controlling inflammation and tumor growth in animal models. Celldex has proprietary, fully human antibodies to CD89 in preclinical development. Depending upon the specific antibody used, anti-CD89 antibodies can either be activating and thus stimulate immune responses, or down-regulating and act as an anti-inflammatory agent.

C.    Infectious Disease Development Programs

        CholeraGarde® Vaccine:    CholeraGarde® is designed to be a safe, effective single-dose, oral cholera vaccine. Our partner, the International Vaccine Institute ("IVI"), has received $21 million in funding from the Bill & Melinda Gates Foundation for a Cholera Vaccine Initiative ("CHOVI"), includes conducting further clinical trials of CholeraGarde®. The IVI is presently conducting a Phase 2 clinical trial of CholeraGarde in Bangladesh, with plans to sponsor additional Phase 2 studies in India and Thailand beginning in the first half of 2009, followed by Phase 3 field studies.

        ETEC Vaccine:    In November 2007, we entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID is sponsoring a Phase 1 study of Celldex's investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. In June 2008, NIAID initiated the Phase 1 trial of the ETEC vaccine candidate at Cincinnati Children's Hospital Medical Center.

        In January 2009, we entered into an Exclusive License and Development Agreement with Vaccine Technologies, Inc. ("VTI"). Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex's CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

        Ty800 Typhoid Fever Vaccine:    The Company has developed an oral vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. Ty800 is targeted for both the travelers' market and global health needs. In 2006, the National Institute of Allergy and Infectious Disease ("NIAID") of the National Institutes of Health ("NIH") initiated a Phase 1/2 in-patient dose-ranging clinical trial aimed at demonstrating the safety and immunogenicity of the Ty800 typhoid fever vaccine. NIAID funded the production of Ty800 vaccine for clinical testing and completed the Phase 1/2 trial at a NIH-funded clinical site in 2007. Results showed the single-dose, oral vaccine to be well tolerated and immunogenic, with over 90% of vaccinated subjects generating immune responses. We initiated our own sponsored Phase 2 trial of Ty800 in July 2007. Preliminary results reported in April 2008 from the study showed that the single-dose, oral vaccine was well tolerated and immunogenic, demonstrating that the desired immune response was achieved. Incidence of reactogenicity symptoms and adverse events post-vaccination were similar to placebo. Importantly, immunogenic response was dose-dependent. Positive immune response or seroconversion (prospectively defined as a 4-fold increase in anti-LPS titers over pre-dose level) rates were 65.5% (36/55) and 80% (44/55) in the low and high dose groups, respectively, and was significantly (p<0.001) higher than placebo.

        CDX-2401:    The Company is also using its APC Targeting Technology™ to develop vaccines against infectious disease. The lead program is CDX-2401, an APC-Targeting prophylactic vaccine, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller University in New York City, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and the Company, with its collaborators, plans to file an IND for Phase 1 clinical studies in the first half of 2009.

D.    Marketed Products

        Rotavirus Vaccine:    Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to GlaxoSmithKline ("Glaxo"). All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product. Glaxo subsequently launched Rotarix® in additional Latin American and Asian Pacific countries during 2005 - 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to the Company. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. On April 3, 2008, Rotarix® received approval from the FDA for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment from Glaxo, of which $750,000 was retained by the Company. We licensed-in the rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of Paul Royalty Fund ("PRF") purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix® (see Note 10 of our consolidated financial statements). The market launch of Rotarix® by Glaxo in the U.S. market during the quarter ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

        In September 2006, we received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo's position, we will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to the Company, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

        Megan®Vac 1 and Megan®Egg Vaccines:    On December 1, 2000, the Company acquired all of the outstanding capital stock of Megan. Megan has commercialized three veterinary vaccines; Argus™ SC, licensed by the United States Department of Agriculture ("USDA") in March 1998 and marketed by Intervet, Inc., and Megan®Vac 1 and Megan®Egg, licensed by the USDA in November 1998 and 2003, respectively, and marketed by Lohmann Animal Health International ("LAHI"). In January 2009, we sold the poultry vaccines business, consisting of Megan®Vac 1 and Megan®Egg, to LAHI for an upfront fee and potential milestone payments.

TECHNOLOGY LICENSING

        We have adopted a business strategy of out-licensing technology and programs that do not match our development focus or where we lack sufficient resources for the technology's or program's efficient development or where certain uses of the technology are outside of our focus. For example, when the Company acquired Megan, it entered into a licensing agreement in December 2000 with Pfizer's Animal Health Division to leverage the value of Megan's oral vaccine technology in a significant market opportunity (animal health and human food safety) outside of the Company's own focus on human health care. Under this Pfizer agreement, we may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. We may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement.

        Similarly, in January 2009, we sold our poultry vaccines business, consisting of Megan®Vac 1 and Megan®Egg, to LAHI and out-licensed our CholeraGarde® and ETEC vaccine programs to VTI.

CRITICAL ACCOUNTING POLICIES

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition for agreements entered into with various collaborators, accounting for long-lived assets, the amortization policy for acquired intangible assets and the estimates of costs incurred and assumptions made in recording accrued clinical research and contract manufacturing costs and assumptions made in calculating the fair value of stock-based compensation expense.

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

        Revenue Recognition:    The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force ("EITF") No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if (i) the delivered item has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items and (iii) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

        Payments received to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed.

        The Company has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when the Company has a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) the Company has no further performance obligations under the license agreement. Upfront non-refundable fees associated with license and development agreements where the Company has continuing performance obligations under the terms of the agreement are recorded as deferred revenue and recognized as revenue over the estimated service period as the Company completes its obligations. Where the Company's level of effort is relatively constant over the performance period or no other pattern is estimable, the revenue is recognized on a straight-line basis. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. The determination of the performance period involves judgment on management's part. Funding of research and development is recognized as revenue over the term of the applicable contract as costs are incurred related to that contract.

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

        The Company has capitalized and deferred costs incurred in connection with the one-time signing and upfront payment (the initial deliverable) received with respect to a multiple deliverable arrangement. If there is deemed a single unit of accounting for such an arrangement, the capitalized deferred costs are amortized over the expected performance period of the arrangement.

        Revenue from contracts and grants, including U.S. government grants under Small Business Innovation Research ("SBIR"), is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government or our contractual partners. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize Celldex's licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in the Company's estimates or assumptions could impact its revenue recognition.

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

        Amortization of Intangible Assets:    The Company has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the Merger and the acquisition of Lorantis Limited. These acquired intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 4.5 to 11 years. The determination of the amortization period involves estimates and judgments on management's part. Any significant changes in the Company's estimates or assumptions could impact the carrying value of acquired intangible assets. We evaluate the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets".

        Accounting for the Impairment of Long-Lived Assets:    The Company periodically evaluates its long-lived assets, primarily property and equipment and intangible assets for potential impairment under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, ("SFAS No. 144"). The Company performs these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

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

        If the Company believes an indicator of potential impairment exists, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows are less than its book value. The Company charges impairments of the long-lived assets to operations if its evaluations indicate that the carrying value of these assets is not recoverable. We have identified no indicators of impairment at December 31, 2008. When we determine that the carrying value of intangible assets or long-lived assets is not recoverable, we may be required to record impairment charges for these assets that have not been previously recorded.

        Accrued Clinical Research and Contract Manufacturing Costs:    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period reported. Specifically, Celldex's management must make estimates of costs incurred to date, but not yet invoiced by external entities such as clinical research organizations ("CROs") and contract manufacturing organizations ("CMOs"). For CROs, management analyzes the progress of clinical trials, contract amendments for specific work, invoices received, and budgeted costs when evaluating the adequacy of the accrued liability. For CMOs, management analyzes the progress of process development and scale-up efforts and the production of clinical materials, contract amendments signed for specific work, invoices received, and budgeted costs when evaluating the adequacy of the accrued liability. The Company accrues these expenses based upon its assessment of the status of each study or manufacturing activity and the work completed, and upon information obtained from the CROs and CMOs. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Actual results may differ from the amount and timing of the accrued balance for any period.

        In connection with certain clinical research agreements the Company makes payments in advance of the services performed. The Company accounts for these payments under the provisions of EITF Issue No. 07-3 (EITF 07-3), Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 is limited to non-refundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In accordance with this pronouncement, the Company capitalizes and defers these advanced payments to clinical research organizations, as other current assets, until the goods have been delivered or the related services have been performed.

        Stock-Based Compensation Expense:    We account for stock-based awards under SFAS No. 123(R), Share-Based Payment, ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated grant date fair values.

        Compensation expense for all share-based payment awards to employees are recognized using the straight-line method over the term of vesting or performance. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company estimates the fair value of share-based awards granted using the Black-Scholes option-pricing model ("Black-Scholes model"). The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        SFAS No. 123(R) did not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value of such options is periodically re-measured and income or expense is recognized during the vesting terms.

        See Note 3 for additional information.

RESULTS OF OPERATIONS

        The financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research (then Celldex). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the combined companies. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. The discussions of results of operations, liquidity and capital resources below are of the combined companies for the period March 8, 2008 to December 31, 2008 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008.

Fiscal Year Ended December 31, 2008 compared with Fiscal Year ended December 31, 2007

        The Company reported a consolidated net loss of $47,500,571, or $3.34 per share, for the year ended December 31, 2008, compared with a net loss of $15,073,050, or $1.81 per share, for the year ended December 31, 2007. The net loss for the year ended December 31, 2008 includes the combined operating expenses for the two companies and a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger which closed in March 2008. The weighted average common shares outstanding used to calculate net loss per common share was 14,217,388 in 2008 and 8,309,420 in 2007.

Revenue

        Total revenue increased to $7,455,507 for 2008 compared to $1,405,592 for 2007.

        Product development and licensing revenue increased to $3,715,957 in 2008 from $466,156 in 2007 primarily due to the recognition of $2,870,359 of Pfizer deferred revenue and $225,000 of Glaxo milestone revenue payable to CCH. For the years ended December 31, 2008 and 2007, the Company recognized $466,156 of revenue under the Corixa termination agreement.

        Contract and grant revenue decreased by $406,254 to $533,182 for work performed in 2008 from $939,436 in 2007 primarily due to lower levels of vaccine development work billable to Rockefeller and Harvard in 2008.

        Product royalty revenue was $3,206,368 in 2008, consisting of $3,034,565 related to the Company's retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in research and development expense by the Company, and $171,803 related to royalties on Megan®Vac 1 and Megan®Egg product sales. There was no product royalty revenue in 2007.

Operating Expense

        Total operating expense increased to $56,211,495 for the year ended December 31, 2008 compared to $16,914,128 for the year ended December 31, 2007. Operating expense for 2008 includes a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger in March 2008.

        Research and development expenses consist primarily of (i) personnel expenses, (ii) facilities and supply expenses relating to Celldex's technology, (iii) development costs associated with Celldex's product candidates, (iv) fees paid to third parties in conjunction with Celldex's clinical and preclinical development programs, and (v) license fees on in-licensed technologies and royalty fees on out-licensed programs. Research and development expense in 2008 increased by $16,455,480 to $26,347,189 from $9,891,709 in 2007. The changes relate primarily to the merger of the two companies and to costs associated with the following:

  •
  Personnel costs for the year ended December 31, 2008, were $8,785,288, an increase of $5,535,350, as compared to the year ended December 31, 2007. The increase was primarily due to significantly higher headcount as a result of the Merger, and an increase of $1,225,178 in stock-based compensation expense. Personnel costs include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. Celldex expects personnel costs to increase as it continues to increase its product development pipeline, add new product candidates to its preclinical programs and increase its research activities.

  •
  Facility costs for the year ended December 31, 2008, were $3,910,339, an increase of $2,914,916, as compared to the year ended December 31, 2007. The increase primarily relates to the combination of expenses for three facilities (Phillipsburg, NJ and Needham and Fall River, MA) as a result of the Merger. Facility costs include depreciation and amortization, utilities, rent, maintenance, and other related expenses. Celldex expects to incur increased facility costs as a result of increased energy costs and continued capital expansion.

  •
  Product development costs for the year ended December 31, 2008 were $5,003,923, an increase of $3,112,603, as compared to the year ended December 31, 2007. The increase primarily relates to expansion of Celldex's clinical trials for CDX-110 and CDX-1307. Product development costs include clinical investigator site fees, external trial monitoring costs, data accumulation costs, and outside clinical drug product manufacturing. Celldex expects expenses related to clinical trials to increase in the future as it continues to develop its therapeutic product pipeline and bring forward new product candidates into clinical development.

  •
  Third party consulting costs for the year ended December 31, 2008, were $729,876, an increase of $313,572, as compared to the year ended December 31, 2007. Celldex expects expenses related to research and development consultants to increase in the future as it enters into later stage clinical development.

  •
  License and royalty fees for the year ended December 31, 2008, were $4,463,865, an increase of $4,133,865, as compared to the year ended December 31, 2007. The increase primarily relates to license fees paid to 3M Company and Southampton for new technologies in-licensed in 2008 and sublicense income royalty fees expense on out-licensed programs paid and recognized to CCH, Duke and TJU in 2008. Celldex expects expenses related to license and royalty fees to increase in the future.

        General and administrative expense increased $7,841,905 to $14,747,392 in 2008 compared to $6,905,487 in 2007 and was primarily attributed to increases in stock-based compensation expense of $1,985,593 for stock option awards, severance expense of $1,373,874, legal and patent expense of $1,963,399, facility-related expenses of $1,075,448, insurance expenses of $590,061 and professional services of $564,935. The Company expects general and administrative expense to increase in 2009 as the Company adds infrastructure to support its therapeutic product pipeline and new product candidates.

        Amortization expense of acquired intangible assets increased $244,074 to $361,006 in 2008 compared to $116,932 in 2007 and the increase was a result of the intangible assets acquired in connection with the Merger. The Company expects amortization expense of acquired intangible assets to decrease in 2009 unless additional acquisitions are made.

Investment and Other Income, Net

        Interest and other income increased $819,931 to $1,255,417 in 2008 compared to $435,486 in 2007. The increase was primarily due to higher average cash balances in 2008 compared to 2007 and the recognition of $946,800 in income from Paul Capital relating to the $10 million milestone payment for the Rotarix® U.S. launch, offset in part by interest expense of $155,972 in 2008 compared to none in 2007, lower interest rates in 2008 and the loss on sale of Select Vaccine shares.

Fiscal Year Ended December 31, 2007 compared with Fiscal Year ended December 31, 2006

        Celldex reported a net loss of $15,073,050, or $1.81 per share, for the year ended December 31, 2007, a decrease of $2,762,212, or 15.5%, compared to a net loss of $17,835,262, or $2.15 per share, for the year ended December 31, 2006. The decrease in net loss between periods was due to decreased operating expenses, offset partially by increased revenues, investment and other income. The weighted average common shares outstanding used to calculate the net loss per common share was 8,309,420 in 2007 and 8,278,500 in 2006.

Revenue

        Revenues totaled $1,405,592 and $899,184 for the years ended December 31, 2007 and 2006 respectively, an increase of $506,408, or 56.3%. Because revenues depend to a large extent on the grants and product development efforts of Celldex's collaborators, Celldex's period-to-period revenues can fluctuate significantly and are inherently difficult to predict.

Operating Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) facilities and supply expenses relating to Celldex's technology, (iii) development costs associated with Celldex's product candidates and (iv) fees paid to third parties in conjunction with Celldex's clinical and preclinical development programs. Research and development expenses decreased by $121,094, or 1.2%, from $10,012,803 to $9,891,709, during the year ended December 31, 2007, as compared to the year ended December 31, 2006. The changes relate primarily to costs associated with the following:

  •
  Personnel costs for the year ended December 31, 2007, were $3.19 million, a decrease of $1.02 million, or 24.1%, as compared to the year ended December 31, 2006. The decrease was primarily due to the reduction of headcount in Cambridge, U.K. that was partially offset by higher levels of preclinical and clinical development of Celldex's product candidates. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs.

  •
  Facility costs for the year ended December 31, 2007, were $975,649, an increase of $330,009, or 51.1%, as compared to the year ended December 31, 2006. The increase primarily relates to the Phillipsburg, NJ facilities being opened during 2007. Facility costs include depreciation and amortization, utilities, rent, maintenance, and other related expenses.

  •
  Product development costs for the year ended December 31, 2007 were $1.9 million, an increase of $1.54 million, as compared to the year ended December 31, 2006. The increase primarily relates to expansion of Celldex's CDX-1307 clinical trials and the initiation of the Phase 2b trial (ACT III) for CDX-110. Product development costs include clinical investigator site fees, external trial monitoring costs and data accumulation costs.

  •
  Third party payment costs to consultants for the year ended December 31, 2007, were $416,304, an increase of $154,486 or 59.0%, as compared to the year ended December 31, 2006.

        Celldex's general and administrative costs for the year ended December 31, 2007 were $6,905,487, a decrease of $1,490,214, or 17.7%, as compared to the year ended December 31, 2006. The decrease was primarily due to exiting of the U.K. facility and costs of operating the facility. This was partially offset by increased outside accounting and legal fees, stock-based compensation expense and Celldex's ongoing operations. General and administrative expenses, include salaries, benefits, stock based compensation, accounting, legal, business development and corporate administrative expense, including facility, travel, and other related expense.

Investment and Other Income, Net

        Interest and other income decreased $524,200 to $435,486 in 2007 compared to $959,686 in 2006. The decrease was primarily due to lower cash balances in 2007 compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2008, the Company's principal sources of liquidity consisted of cash and cash equivalents of $44,257,286. The Company's cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses with respect to such cash balances.

        The use of the Company's cash flows for operations has primarily consisted of salaries and wages for its employees, facility and facility-related costs for its offices, laboratories and manufacturing facility, fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services, consulting, legal and other professional fees. To date, the primary sources of cash flows from operations have been payments received from the Company's collaborative partners and from government entities. In general, the Company's sources of cash flows from operations for the foreseeable future will be upfront license payments, payments for the achievement of milestones, product royalty payments, payments under government contracts and grants and funded research and development under collaboration agreements that the Company may receive. The timing of any new collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

Cash Provided By or Used in Operating Activities

        Net cash provided by operating activities was $18,280,766 for the year ended December 31, 2008 compared to cash used of $9,125,400 for the year ended December 31, 2007. The increase in net cash provided by operating activities was primarily attributed to Pfizer's one-time upfront payment to the Company of $40 million, PRF's one-time milestone payment of $10 million, a decrease in prepaid and other assets and an increase in accounts payable and accrued expenses, partially offset by increased net losses and an increase in accounts and other receivables. The Company expects that cash used in operations will increase in 2009 as the Company continues to develop its therapeutic product pipeline and bring forward new product candidates into clinical development.

        Celldex has incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as its product candidates are developed. Celldex plans to spend significant amounts to progress its current product candidates through the clinical trial and commercialization process as well as to develop additional product candidates. As its product candidates progress through the clinical trial process, Celldex may be obligated to make significant milestone payments. Celldex also expects to incur future facility costs as a result of continued capital expansion, renovations and replacements. Celldex expect its general and administrative costs to increase as it expands its administrative and business development activities. Furthermore, Celldex expects investment income to decrease as its funds future operations and capital expenditures from its cash reserves.

Cash Provided By or Used In Investing Activities

        Cash provided by investing activities was $10,155,188 for the year ended December 31, 2008 compared to cash used in investing activities of $413,435 during 2007. The change in amounts between years primarily reflects the impact of the Merger and the result of increased expenditures on capital equipment in 2008, primarily for the conversion of the Company's Fall River facility into a cell culture manufacturing facility. The Company's investment in capital equipment is discretionary and it expects to spend less on capital expenditures in 2009.

Cash Provided by Financing Activities

        Net cash provided by financing activities was $10,925,112 for the year ended December 31, 2008 compared to $264,339 for the year ended December 31, 2007. The increase in net cash provided by financing activities was primarily due to Pfizer's one-time $10 million equity investment in the Company and increases in the related party loan due to Medarex, offset in part by principal payments of long-term liabilities.

Other Liquidity Matters

        On April 16, 2008, the Company and Pfizer entered into an agreement under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the licensing and development agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement became effective after clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) in May 2008.

        On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants which triggered a $1.5 million milestone payment to the Company from Glaxo, $750,000 of which the Company has retained under its agreement with PRF. Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. Glaxo's U.S. market launch of Rotarix® during the third quarter of 2008 resulted in a $10 million milestone payment from PRF, which the Company received in October 2008.

        In 2009, the Company may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. We believe that our current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and the Company's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company's economic potential from products under development. If the Company is unable to raise the necessary funds, it may have to delay or discontinue the development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or evaluate a sale of all or part of the Company.

SUBSEQUENT EVENTS

        In January 2009, the Company entered into two transactions involving the sale of its poultry vaccines business and the out-licensing of its cholera and ETEC programs as more fully described below.

  (A)    Lohmann Animal Health International ("LAHI")

        On January 13, 2009, the Company entered into a purchase agreement to sell its poultry vaccines business to LAHI. Since 2002, LAHI has performed all manufacturing, marketing and distribution activities for Celldex's marketed Megan®Vac 1 and Megan®Egg poultry vaccines and has paid Celldex product royalties. Financial terms of the transaction with LAHI included an upfront fee and potential milestone payments.

  (B)    Vaccine Technologies, Inc. ("VTI")

        On January 20, 2009, the Company entered into an Exclusive License and Development Agreement with VTI. Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex's CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

        The following table summarizes Celldex's contractual obligations at December 31, 2008 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2009	2010 - 2012	2013 - 2014	Thereafter
Contractual obligations:
Operating lease obligations	$19,989,900	$2,475,600	$7,374,200	$4,881,300	$5,258,800
Loan Payable*	1,189,800	130,400	363,700	695,700
Note Payable*	401,700	177,200	224,500	—	—
Licensing obligations	3,630,000	510,000	1,755,000	830,000	535,000
Severance obligations	33,800	25,300	8,500	—	—

Total contractual obligations	$25,245,200	$3,318,500	$9,725,900	$6,407,000	$5,793,800

Commercial commitments:
Clinical development	$5,502,600	$5,472,100	$30,500	$—	$—
Manufacturing development	30,000	30,000
Total commercial commitments	$5,532,600	$5,502,100	$30,500	$—	$—

*
includes interest obligations

        In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS 141(R) and SFAS 160:    In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations, ("SFAS No. 141(R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS No. 160"), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of both statements is prohibited. The adoption of SFAS No. 141(R) and SFAS No. 160 will only have an impact on the Company's financial statements if it is involved in a business combination that occurs after January 1, 2009.

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

        FSP No. FAS 142-3:    In April 2008, the FASB staff issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible under Statement 142 and the period of expected cash flows used to measure fair value of the asset under FASB No. 141 and other accounting principles generally accepted in the United States of America ("U.S.GAAP"). The FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP No. FAS 142-3 is not expected to have a material impact on Celldex's financial position and results of operations.

        SFAS 162:    In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

        EITF 03-6-1:    In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share", or SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. The Company does not expect the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations and financial condition.

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

        We do not utilize derivative financial instruments. See Note 1 to the Consolidated Financials Statements for a description of our use of other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2008 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Celldex Therapeutics, Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.) and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed related to the complement of the Company's accounting staff existing as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celldex Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheet of Celldex Research Corp. (formerly known as Celldex Therapeutics, Inc.) and subsidiary as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celldex Research Corp. (formerly known as Celldex Therapeutics, Inc.) at December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey
May 7, 2008

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$44,257,286	$4,909,530
Accounts and Other Receivables	1,826,685	132,496
Prepaid and Other Current Assets	992,473	656,347

Total Current Assets	47,076,444	5,698,373

Property and Equipment, Net	13,567,180	1,918,036
Intangible Assets, Net	2,472,440	1,032,903
Other Assets	6,677,171	725,193

Total Assets	$69,793,235	$9,374,505

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,153,393	$749,867
Accrued Expenses	3,841,159	2,519,419
Payable Due Medarex	2,957,248	5,835,552
Current Portion of Deferred Revenue	4,931,327	974,156
Current Portion of Long-Term Liabilities	218,459	57,447

Total Current Liabilities	14,101,586	10,136,441

Deferred Revenue	36,488,713	219,754

Other Long-Term Liabilities	1,069,257	150,207

Commitments and Contingent Liabilities (Note 15)
Stockholders' Equity (Deficit):
Convertible Preferred Stock, 3,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2008	—
Convertible Preferred Stock, $1.00 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2007		—
Common Stock, $.001 Par Value; 300,000,000 Shares Authorized; 15,789,756 Issued and Outstanding at December 31, 2008	15,790
Class A Common Stock, $.01 Par Value; 6,800,000 Shares Authorized, Issued and Outstanding at December 31, 2007 (2,811,147 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)		2,811
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized; 13,300,000 Issued and Outstanding at December 31, 2007(5,498,273 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)		5,498
Additional Paid-In Capital	136,661,181	69,889,205
Accumulated Other Comprehensive Income	2,605,726	2,619,036
Accumulated Deficit	(121,149,018)	(73,648,447)

Total Stockholders' Equity (Deficit)	18,133,679	(1,131,897)

Total Liabilities and Stockholders' Equity (Deficit)	$69,793,235	$9,374,505

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
REVENUE:
Product Development and Licensing Agreements	$3,715,957	$466,156	$466,156
Contracts and Grants	533,182	939,436	433,028
Product Royalties	3,206,368	—	—

Total Revenue	7,455,507	1,405,592	899,184

OPERATING EXPENSE:
Research and Development	26,347,189	9,891,709	10,012,803
General and Administrative	14,747,392	6,905,487	8,395,701
Charge for In-Process Research and Development	14,755,908	—	—
U.K Facility Exit Costs	—	—	1,168,696
Amortization of Acquired Intangible Assets	361,006	116,932	116,932

Total Operating Expense	56,211,495	16,914,128	19,694,132

Operating Loss	(48,755,988)	(15,508,536)	(18,794,948)
Investment and Other Income, Net	1,255,417	435,486	959,686

Net Loss	$(47,500,571)	$(15,073,050)	$(17,835,262)

Basic and Diluted Net Loss Per Common Share (See Note 1)	$(3.34)	$(1.81)	$(2.15)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 1)	14,217,388	8,309,420	8,278,500

COMPREHENSIVE LOSS:
Net Loss	$(47,500,571)	$(15,073,050)	$(17,835,262)
Unrealized Gain/(Loss) on Foreign Exchange Translation	(13,310)	230,840	2,882,403

Comprehensive Loss	$(47,513,881)	$(14,842,210)	$(14,952,859)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock Shares(1)	Common Stock Par Value(1)	Class A Common Stock Shares(1)	Class A Common Stock Par Value(1)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2005	5,456,933	$5,457	2,811,147	$2,811	$69,232,776	$(494,207)	$(40,740,135)	$28,006,702
Share-Based Compensation	—	—	—	—	1,760,165	—	—	1,760,165
Shares Issued to Duke University in Connection with Licensing Agreement	41,340	41	—	—	329,959	—	—	330,000
Comprehensive Income (Loss):
Net Loss	—	—	—	—	—	—	(17,835,262)	(17,835,262
Other Comprehensive Income	—	—	—	—	—	2,882,403	—	2,882,403

Total Comprehensive Loss								(14,952,859)

Balance at December 31, 2006	5,498,273	$5,498	2,811,147	$2,811	$71,322,900	$2,388,196	$(58,575,397)	$15,144,008
Share-Based Compensation	—	—	—	—	1,604,922	—	—	1,604,922
Medarex Return of Capital	—	—	—	—	(3,038,617)	—	—	(3,038,617)
Comprehensive Income (Loss):
Net Loss	—	—	—	—	—	—	(15,073,050)	(15,073,050
Other Comprehensive Income	—	—	—	—	—	230,840	—	230,840

Total Comprehensive Loss								(14,842,210)

Balance at December 31, 2007	5,498,273	$5,498	2,811,147	$2,811	$69,889,205	$2,619,036	$(73,648,447)	$(1,131,897)
Exchange of Class A for Common Stock	2,811,147	2,811	(2,811,147)	(2,811)	—	—	—	—
Shares Issued to Medarex in Settlement of a Payable	351,692	352	—	—	3,038,265	—	—	3,038,617
Shares Received in Exchange in the Merger	6,265,889	6,266	—	—	46,869,106	—	—	46,875,372
Cash Paid for Fractional Shares in Connection with the Merger	(7)	—	—	—	—	—	—	—
Shares Issued to Pfizer in connection with the CDX-110 Licensing Agreement	781,250	781			10,866,407			10,867,188
Shares Issued to Duke University in Settlement of a Payable	81,512	82			1,182,505			1,182,587
Share-Based Compensation	—	—	—	—	4,815,693	—	—	4,815,693
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(47,500,571)	(47,500,571)
Other Comprehensive Loss	—	—	—	—	—	(13,310)	—	(13,310)

Total Comprehensive Loss								(47,513,881)

Balance at December 31, 2008	15,789,756	$15,790	—	$—	$136,661,181	$2,605,726	$(121,149,018)	$18,133,679

(1)  Adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net Loss	$(47,500,571)	$(15,073,050)	$(17,835,816)
Adjustments to Reconcile Net Loss to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,176,427	710,156	769,520
Amortization of Intangible Assets	361,006	116,932	116,932
Impairment of Investment in Select Vaccines Limited	297,146	—	—
Loss (Gain) on Impairment and Disposal of Assets	33,795	—	(136,161)
U.K. Facilities Exit Costs	—	—	1,101,603
Non-Cash License Fees Paid with Stock	—	—	330,000
In-Process Research and Development	14,755,908	—	—
Stock-Based Compensation Expense	4,815,693	1,604,924	1,760,165
Changes in Assets and Liabilities
Accounts and Other Receivables	(1,655,600)	4,167,335	940,000
Prepaid and Other Current Assets	9,979,807	(587,077)	794,000
Other Assets—Deferred Costs	(6,413,770)	—	—
Accounts Payable and Accrued Expenses	1,221,278	28,116	(1,300,000)
Deferred Revenue	40,116,130	42,304	(466,157)
Other Long-Term Liabilities—Deferred Rent	93,517	(78,808)	286,462

Net Cash Provided by (Used in) Operating Activities	18,280,766	(9,125,400)	(13,639,452)

Cash Flows From Investing Activities:
Cash Acquired in the Acquisition of AVANT, Net of Transaction Costs	10,750,255	—	—
Other Non Current Assets	—	(335,054)	—
Restricted Cash Deposits	(1,737)	(3,070)	168,000
Acquisition of Property and Equipment	(1,304,706)	(75,311)	(2,478,719)
Proceeds from Disposal or Sale of Assets	460,494	—	144,000
Proceeds from Sale of Shares of Select Vaccines Limited	250,882	—	—

Net Cash Provided by (Used in) Investing Activities	10,155,188	(413,435)	(2,166,719)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuance	10,867,188	—	—
Related Party Loan Due to Medarex	160,313	264,339	2,077,573
Payment of Loans and Note Payable	(102,389)	—	—

Net Cash Provided by Financing Activities	10,925,112	264,339	2,077,573

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13,310)	183,840	2,516,000

Net Increase (Decrease) in Cash and Cash Equivalents	39,347,756	(9,090,656)	(11,212,598)
Cash and Cash Equivalents at Beginning of Period	4,909,530	14,000,186	25,212,784

Cash and Cash Equivalents at End of Period	$44,257,286	$4,909,530	$14,000,186

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Merger	$46,251,952	$—	$—
Shares Issued to Medarex in Settlement of a Payable	$3,038,617	—	$—
Shares Issued to Duke University in Settlement of a Payable	$1,182,587	$—	$—
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$142,210	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business and Overview

        Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.) (the "Company" or "Celldex") is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a portfolio of vaccines and targeted immunotherapeutics addressing a wide range of applications including oncology, infectious and inflammatory diseases. The portfolio includes a pipeline of therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a treatment to reduce complement-mediated tissue damage. The Company is advancing a pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. The Company's lead programs are therapeutic cancer vaccines designed to instruct the patient's immune system to recognize and destroy cancer cells. The Company further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in our license of a rotavirus strain to GlaxoSmithKline that was used in the development of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines addressed to cancer therapies, global health, human food safety and animal health. The Company's product candidates address large market opportunities for which the Company believes current therapies are inadequate or non-existent.

        Merger between AVANT and Celldex:    On March 7, 2008, Celldex (formerly known as AVANT Immunotherapeutics, Inc.) completed the merger of Callisto Merger Corporation ("Merger Sub"), a wholly owned subsidiary of Celldex, with and into Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) ("Celldex Research"), a privately-held company, (the "Merger"). Effective October 1, 2008, the Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.

        At the special meeting of the Company's shareholders held on March 6, 2008 in connection with the Merger, stockholders approved four proposals: (i) the issuance of shares of the Company's common stock pursuant to the Merger Agreement in the amount necessary to result in the former Celldex Research stockholders owning 58% of the Company's common stock on a fully diluted basis, (ii) an amendment to the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to the Company's Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of the Company's common stock, the final ratio to be determined by the Company's board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

        Also, pursuant to the terms of the Merger Agreement, former Celldex Research shareholders received 4.96 shares of the Company's common stock in exchange for each share of Celldex Research common stock and Class A common stock they owned at the effective time of the Merger, plus cash in lieu of fractional shares. The Company also assumed all of Celldex Research's stock options outstanding at the effective time of the Merger.

        The Company's board of directors approved a 1-for-12 reverse stock split of the Company's common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

        The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of Celldex (then AVANT), with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combination, ("SFAS 141"), even though Celldex (then AVANT) was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT's underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon the respective fair value of each with any excess deemed purchase price allocated to goodwill. The valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets that were non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 17 to the Company's consolidated financial statements for additional information.

        Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company as of the closing of the Merger. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. ("Medarex"). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at December 31, 2008 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008.

        The Company's cash and cash equivalents at December 31, 2008 were $44,257,286. Its working capital at December 31, 2008 was $32,974,858. The Company incurred a loss of $47,500,571 for the year ended December 31, 2008. Net cash provided by operations for the year ended December 31, 2008 was $18,280,766. The Company believes that cash inflows from existing grants and collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2009. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements.

        During 2009, Celldex may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. The Company believes that its current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

all, particularly in light of the recent disruptions in the financial markets and the Company's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company's economic potential from products under development. If the Company is unable to raise the necessary funds, it may have to delay or discontinue the development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or evaluate a sale of all or a part of the Company.

        On April 16, 2008, the Company and Pfizer Inc. ("Pfizer") entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer will be granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme ("GBM"). The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales.

        On April 3, 2008, Rotarix® received Food and Drug Administration ("FDA") market approval for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment to the Company from GlaxoSmithKline plc ("Glaxo"), $750,000 of which the Company has retained under the Company's agreement with Paul Royalty Fund ("PRF"). Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. Glaxo initiated its U.S. launch of Rotarix® during the third quarter of 2008 which resulted in the Company receiving a $10 million milestone payment from PRF in October 2008.

  Basis of Presentation

        The consolidated financial statements include the accounts of Celldex Therapeutics, Inc. and its direct and indirect wholly-owned subsidiaries: Celldex Research, Celldex Therapeutics, Ltd. ("Celldex Ltd.") and Megan Health, Inc. ("Megan"). All intercompany transactions have been eliminated.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2008, investments were primarily in money market mutual funds.

        Celldex may invest its cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equivalents and accounts receivable. Cash and cash equivalents consist of cash and money market funds which are all held with three financial institutions in the U.S. and one financial institution in the United Kingdom.

  Investment in Securities

        In August 2008, the Company sold its equity investment in Select Vaccines Limited ("Select Vaccines") shares for net proceeds of $250,882 and recorded a loss of $297,129. The Company had classified its equity investment in Select Vaccines shares as available-for-sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115").

  Restricted Cash

        Restricted cash of $182,130 and $180,139 at December 31, 2008 and December 31, 2007, respectively, represents security deposits for the Company's facilities in Phillipsburg, New Jersey, of which the Company took occupancy in 2006.

  Fair Value of Financial Instruments

        The Company enters into various types of financial instruments in the normal course of business. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these financial instruments. Receivables are concentrated in the pharmaceutical industry and from United Kingdom Inland Revenue. Management considers the likelihood of market credit risk to be remote.

  Accounts Receivable and Significant Customers

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

        Accounts and other receivables consist of the following:

	December 31, 2008	December 31, 2007
Trade	$1,690,029	$—
Other	136,656	132,496

	$1,826,685	$132,496

        At December 31, 2008, trade receivables primarily consist of $1,431,382 due from Pfizer (see Note 10).

        Other receivables primarily consist of money market interest receivable, an employee loan receivable and research and development tax credit receivable from United Kingdom Inland Revenue.

        For the year ended December 31, 2008, revenue from Glaxo and Pfizer represented 50% and 38%, respectively, of total Company revenue. For the years ended December 31, 2007 and 2006, certain

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

customers represented more than 10% of total Company revenue. This was due to low levels of revenue in such years, and these customers in future years are not expected to represent 10% or more of total Company revenue.

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

  Accounting for the Impairment of Long-Lived Assets:

        The Company periodically evaluates its long-lived assets, primarily property and equipment and intangible assets for potential impairment under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, ("SFAS No. 144"). The Company performs these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

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

        If the Company believes an indicator of potential impairment exists, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

undiscounted cash flows are less than its book value. The Company charges impairments of the long-lived assets to operations if its evaluations indicate that the carrying value of these assets is not recoverable. Management had identified no indicators of impairment at December 31, 2008. When we determine that the carrying value of intangible assets or long-lived assets is not recoverable, we may be required to record impairment charges for these assets that have not been previously recorded.

  Accounting for Patent Costs:

        Patent costs are expensed as incurred. Certain patent costs are reimbursed by the Company's product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in the Company's financial statements.

  Interest Capitalization

        The Company capitalizes interest cost as part of the historical cost of acquiring certain assets during the period of time required to get the asset ready for its intended use. The amount of capitalized interest is limited to the amount of interest incurred by the Company and has not been significant to the Company's financial position or results of operations.

  Operating Leases

        The Company presently has three facilities that are located at Phillipsburg, New Jersey, and Needham and Fall River, Massachusetts, under non-cancellable operating lease agreements for office, laboratory and manufacturing space. The rent payments for the three locations escalate over the lease term. Rent expense is recorded on a straight-line basis over the terms of the leases, including any renewals that are reasonably assured of occurring. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent liability in the accompanying consolidated balance sheets. Tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term.

  Intangible Assets

        The Company has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the Merger and the acquisition of Lorantis Limited ("Lorantis"). These acquired intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 4.5 to 11 years. The determination of the amortization period involves estimates and judgments on management's part. Any significant changes in the Company's estimates or assumptions could impact the carrying value of acquired intangible assets. The Company evaluates the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with SFAS No. 144.

  Revenue Recognition

        The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force ("EITF") No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance,

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue arrangements with multiple deliverables can only be considered as separate units of accounting if (i) the delivered item has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items and (iii) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

        Payments received to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed.

        The Company has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when the Company has a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) the Company has no further performance obligations under the license agreement. Upfront non-refundable fees associated with license and development agreements where the Company has continuing performance obligations under the terms of the agreement are recorded as deferred revenue and recognized as revenue over the estimated service period as the Company completes its obligations. Where the Company's level of effort is relatively constant over the performance period or no other pattern is estimable, the revenue is recognized on a straight-line basis. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. The determination of the performance period involves judgment on management's part. Funding of research and development is recognized as revenue over the term of the applicable contract as costs are incurred related to that contract.

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

        The Company has capitalized and deferred costs incurred in connection with the one-time signing and upfront payment (the initial deliverable) received with respect to a multiple deliverable

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

arrangement. If there is deemed a single unit of accounting for such an arrangement, the capitalized deferred costs are amortized over the expected performance period of the arrangement.

        Revenue from contracts and grants, including U.S. government grants under Small Business Innovation Research ("SBIR"), is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government or our contractual partner. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize Celldex's licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in the Company's estimates or assumptions could impact its revenue recognition.

  Research and Development Costs

        Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other studies, salaries, depreciation, technology access fees, royalty fees, including the cost of Rotarix® royalty revenues retained by the Company, and funding of outside research. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred.

  Acquired In-Process Research and Development

        Acquired In-Process Research and Development ('IPR&D") represents the fair value assigned to research and development projects that we acquire that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, the fair value of such projects is recorded as in process research and development expense as of the acquisition date.

        The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of revenues, cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

        If these projects are not successfully developed, the operations of the company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believe that the assumptions used in the Company's IPR&D analysis were reasonable at the time of the respective acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Clinical Research and Contract Manufacturing Accruals

        Most of the Company's clinical trials are performed by third-party contract research organizations ("CROs") and certain clinical supplies are manufactured by contract manufacturing organizations ("CMOs"). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each study or manufacturing activity and the work completed, and upon information obtained from the CROs and CMOs.

  Foreign Currency Translation

        The financial statements of Celldex Ltd have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Revenues and expenses have been translated using the average exchange rate for the period. Translated gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income (loss). As of December 31, 2008 and December 31, 2007, the accumulated unrealized foreign exchange translation gains (losses) included in accumulated other comprehensive income were ($2,605,726) and $2,619,036, respectively.

  Income Taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes. The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Quarterly, the Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

  Net Loss Per Share

        The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase 2,070,993, 787,440 and 1,058,659 shares of common stock were not included in the December 31, 2008, 2007 and 2006 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations and comprehensive loss have been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

  Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") established the standards for reporting and displaying comprehensive income (loss) in financial statements. Comprehensive income

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(loss) is defined to include all changes in stockholders' equity (deficit) during the period other than those changes that result from investments by and distributions to stockholders. During the years ended December 31, 2008, 2007 and 2006, the Company reported other comprehensive income (loss) of ($13,310), $230,840 and $2,882,403, respectively, related to unrealized foreign exchange translation gains.

  Stock-Based Compensation

        The Company accounts for stock-based awards under SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated grant date fair values.

        Compensation expense for all share-based payment awards to employees are recognized using the straight-line method over the term of vesting or performance. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company estimates the fair value of share-based awards granted using the Black-Scholes option-pricing model ("Black-Scholes model"). The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        SFAS No. 123(R) did not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value of such options is periodically re-measured and income or expense is recognized during the vesting terms.

        See Note 3 for additional information.

  Use of Estimates

        The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The Company has determined that it is engaged in one industry segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Management uses consolidated financial information in determining how to allocate resources and assess performance and reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

  Recent Accounting Pronouncements

        SFAS 141(R) and SFAS 160:    In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations, ("SFAS No. 141(R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS No. 160"), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of both statements is prohibited. The adoption of SFAS No. 141(R) and SFAS No. 160 will only have an impact on the Company's financial statements if it is involved in a business combination that occurs after January 1, 2009.

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

        FSP No. FAS 142-3:    In April 2008, the FASB staff issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The intent of this FSP is to improve the consistency between the useful life of a recognized intangible under Statement 142 and the period of expected cash flows used to measure fair value of the asset under FASB No. 141 and other accounting principles generally accepted in the United States of America ("U.S.GAAP"). The FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP No. FAS 142-3 is not expected to have a material impact on Celldex's financial position and results of operations.

        SFAS 162:    In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

        EITF 03-6-1:    In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share", or SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. The Company does not expect the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations and financial condition.

(2) FAIR VALUE MEASUREMENTS

        On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, ("SFAS No. 159"), for its financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(2) FAIR VALUE MEASUREMENTS (Continued)

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 assets consist of cash equivalents. As of December 31, 2008, the Company held cash equivalents of $43,456,657 held in money market funds.
Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at December 31, 2008.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at December 31, 2008.

        The Company's financial instruments consist mainly of cash and cash equivalents, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.

(3) STOCK-BASED COMPENSATION

        As of December 31, 2008, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan") and the 2008 Stock Option and Incentive Plan (the "2008 Plan").

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

Employee Stock Purchase Plan

        The 2004 ESPP Plan was adopted on May 13, 2004 and assumed by the Company in connection with the Merger. All full time employees of the Company are eligible to participate in the 2004 ESPP Plan. A total of 12,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 100 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. At December 31, 2008, 9,885 shares were available for issuance under the 2004 ESPP Plan.

        As a consequence of the Merger, no purchase period was offered beginning on January 1, 2008. The last purchase period began on July 1, 2008 and ended on December 31, 2008.

Employee Stock Option and Incentive Plan

Stock Option Plan Description

        On March 6, 2008, the Company's 2008 Plan was adopted at a special meeting of its shareholders. The 2008 Plan replaced the 1999 Stock Option and Incentive Plan (the "1999 Plan") and the Amended and Restated 1991 Stock Compensation Plan, which was an amendment and restatement of the Company's 1985 Incentive Option Plan. The 2008 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

        The 2008 Plan allows for a maximum of 1,500,000 shares of common stock to be issued prior to October 19, 2017. The board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). The 2008 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

        In connection with the Merger, the Company assumed the obligations of Celldex Research under Celldex Research's 2005 Equity Incentive Plan (the "Celldex Research 2005 Plan") and each outstanding option to purchase Celldex Research common stock (a "Celldex Research Stock Option") granted under the Celldex Research 2005 Plan. Each Celldex Research Stock Option assumed by the Company is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Celldex Research 2005 Plan, shares of the Company's common stock that have been adjusted consistent with the ratio at which the Company's common stock was issued in exchange for Celldex Research's common stock in the Merger. As of March 7, 2008, the Company assumed

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

options to acquire 1,446,913 shares of its common stock at a weighted average exercise price of $8.35. The Celldex Research Stock Options generally vest over a two-to four-year period and the term of each option cannot exceed ten years from the date of grant. No additional awards will be issued under the Celldex Research 2005 Plan.

General Option Information

        A summary of stock option activity under the 2008 Plan and the Celldex Research 2005 Plan for the year ended December 31, 2008, adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008, is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at January 1, 2008	787,440	$12.70	5.81
Granted	2,738,545	8.36
Exercised	—	—
Canceled/forfeited	(1,450,707)	10.62
Expired	(4,285)	22.71

Options Outstanding at December 31, 2008	2,070,993	$8.39	8.69

Options Vested and Expected to Vest at December 31, 2008	1,878,642	$8.40	8.68
Options Exercisable at December 31, 2008	1,154,473	$8.46	8.94
Options Available for Grant	875,506
Weighted Average Fair Value of Options Granted during the year	$4.37

        The aggregate intrinsic value of options outstanding at December 31, 2008 was $80,478.

Non-Employee Grants

        The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and generally have four-year vesting terms from date of grant. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market, which means that as the Company's stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $409,229, $85,515 and $41,638 related to non-employee consultant stock options for the years ended December 31, 2008, 2007 and 2006, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

Valuation and Expenses Information

        The following table summarizes stock-based compensation expense related to employee and non-employee stock options and employee stock purchases for the years ended December 31, 2008, 2007 and 2006, respectively, which was allocated as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$1,648,997	$423,819	$671,525
General and administrative	3,166,696	1,181,103	1,088,640

Total stock-based compensation expense	$4,815,693	$1,604,922	$1,760,165

        Based on basic and diluted weighted average common shares outstanding of 14,217,388, 8,309,420 and 8,278,500, the effect of stock-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 had a $0.34 per share, $0.19 per share and $0.21 per share negative impact on basic and diluted net loss per common share, respectively.

        During the quarter ended March 31, 2008, the Company entered into an Option Cancellation Agreement concurrent with a Stock Option Grant Agreement with Celldex Research employees. The Option Cancellation Agreement provided for the cancellation of all previously granted options under the Celldex Research 2005 Plan while the Stock Option Grant Agreement provided for the re-grant of stock options pursuant to the Option Cancellation Agreement. In addition, at the consumption of the Merger, all options to purchase former Celldex Research common stock then outstanding under the Celldex Research 2005 Plan were assumed by the Company and converted into options to purchase shares of the Company's common stock. The number of shares subject to the outstanding awards and related exercise price was proportionately adjusted by the same exchange ratio as former Celldex Research shareholders received in accordance with the provisions of the Celldex Research 2005 Plan.

        The Company considered both the re-grant of stock options and exchange of Celldex Research options into options to acquire shares of the Company's common stock as a modification under the provisions of SFAS No. 123(R). The modification affected a total of 15 employees, including members of the Celldex Research board of directors. The total incremental compensation cost resulting from the modifications amounted to approximately $2.6 million, of which $0.9 million was related to vested awards and was recognized immediately as stock based compensation in the quarter ended March 31, 2008.

        In accordance with Dr. Ryan's Severance Agreement (which is discussed further in Note 16), the Company granted Dr. Ryan fully vested stock options for 153,125 shares as of July 16, 2008, the effective date of the Severance Agreement, and recorded $1.3 million of stock-based compensation in general and administrative expense during the quarter ended September 30, 2008.

        As of December 31, 2008, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $3.2 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.01 years. The total fair value of employee and non-employee director stock options vested, including

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

the incremental fair value for options vested that were modified, during the twelve months ended December 31, 2008 was $2,785,995.

        The fair values of employee and non-employee director stock options granted during the years ended December 31, 2008, 2007 and 2006 were valued using the Black-Scholes model with the following assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2007(1)	Year Ended December 31, 2006(1)
Expected stock price volatility (employees)	55 - 67%	79.57%	67.1%
Expected stock price volatility (non-employee directors)	57 - 67%	79.5%	67.1%
Expected option term (employees)	3 - 6.25 Years	5 Years	5.2 Years
Expected option term (non-employee directors)	4 - 6 Years	5 Years	5.2 Years
Risk-free interest rate	1.75 - 3.27%	3.85%	4.52%
Expected dividend yield	None	None	None

(1)
The assumptions for 2007 and 2006 were used by Celldex Research to calculate fair values of stock option grants.

        In 2008, the Company used its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption in accordance with SFAS No. 123(R) and SAB 107 for its employee and non-employee director stock options and employee stock purchases. The Company has concluded that its historical volatility is representative of expected future stock price trends. The expected volatility used by Celldex Research in 2007 and 2006 was based on the average volatility of a group of companies that Celldex Research believed would be considered a peer group had it been a publicly-held company.

        The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company's history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

        The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 110 provides for a simplified method for estimating expected term for "plain-vanilla" options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, the Securities and Exchange Commission released SAB 110, which extended the use of the simplified method if a company met certain criteria. The Company has concluded that the Merger represents a significant structural change in its business and in the terms of its share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company has elected to follow the guidance of SAB 110 and has adopted the simplified method in determining expected term for all of its

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

stock option awards. There were 205,703 stock options granted to non-employee directors during the year ended December 31, 2008.

        Forfeitures were estimated based on historical experience by applying an eleven and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the years ended December 31, 2008, respectively.

        The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(4) RETIREMENT SAVINGS PLAN

        The Company's 401(k) Plan (the "401(k) Plan") is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was approximately $74,269, $39,899 and $21,133 for the years ended December 31, 2008, 2007 and 2006, respectively.

(5) PROPERTY AND EQUIPMENT

        Property and equipment include the following:

	December 31, 2008	December 31, 2007
Laboratory Equipment	$2,448,848	$1,551,896
Manufacturing Equipment	1,507,806	—
Office Furniture and Equipment	1,085,549	405,581
Leasehold Improvements	12,564,529	2,046,663
Construction in Progress	70,796	—

Total Property and Equipment	17,677,528	4,004,140
Less Accumulated Depreciation and Amortization	(4,110,348)	(2,086,104)

	$13,567,180	$1,918,036

        A portion of the purchase price in the Merger totaling $15,170,702 has been allocated and recorded to acquired property and equipment above and was then reduced by approximately $2,606,649 of negative goodwill.

        As a result of the Merger, the Company has converted its Fall River manufacturing facility to provide mammalian cell culture production capabilities and classified certain manufacturing-related equipment having a fair value of $451,100 as long-lived assets to be disposed of by sale. The fair value was established based on quoted market prices by an equipment re-seller less estimated costs to remove and sell the equipment. During the year ended December 31, 2008, the Company sold six of seven and wrote off one of the long-lived assets held-for-sale for $460,494 and recorded a gain of $9,394 on disposal of assets. During the year ended December 31, 2008, the Company disposed, by sale or

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(5) PROPERTY AND EQUIPMENT (Continued)

abandonment, assets and assets held-for-sale having a net book value of $646,472 and recorded a net loss of $33,795 to research and development expense.

        Depreciation expense related to equipment and leasehold improvements was $2,176,427, $710,156 and $769,520 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In December 2006, in connection with the assignment of the Company's United Kingdom lease (see Note 16) to a third party, the Company sold certain leasehold improvements, laboratory equipment, and furniture and fixtures for $2,207,854. As a result, the Company recorded a gain on sale of fixed assets in its consolidated statement of operations of $136,161 for the year ended December 31, 2006.

(6) INTANGIBLE AND OTHER ASSETS

        Intangible assets include the following:

	December 31, 2008				December 31, 2007
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Core Technology	4.5 - 11 years	$2,193,249	$(530,778)	$1,662,471	$1,296,000	$(263,097)	$1,032,903
Strategic Partner Agreement	8 years	629,499	(65,038)	564,461	—	—	—
Asset Held for Sale—Developed Technology	8 years	273,796	(28,288)	245,508	—	—	—

Total Intangible Assets		$3,096,544	$(624,104)	$2,472,440	$1,296,000	$(263,097)	$1,032,903

        On March 7, 2008, the Merger was completed. Under the purchase method of accounting, the Company determined the identifiable intangible assets acquired based upon the respective fair values of certain technology and intellectual property acquired and license agreement assumed. The Company has determined that these technologies had alternative future uses and will be incorporated into a number of the Company's vaccine programs. A portion of the purchase price in the transaction totaling $2,174,100 was allocated and recorded to acquired intangible assets above and then was reduced by approximately $373,556 of negative goodwill.

        At December 31, 2008, the Company classified the intangible asset—"developed technology"—as a long-lived asset to be disposed of by sale due to the Company's negotiations with LAHI at year-end and the subsequent sale of the Megan poultry vaccines business related to the developed technology intangible asset to LAHI in January 2009.

        All of the Company's intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $361,006, $116,932 and $116,932 for the years ended December 31, 2008, 2007 and 2006, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(6) INTANGIBLE AND OTHER ASSETS (Continued)

        The estimated future amortization expense of intangible assets as of December 31, 2008 and the five succeeding years and thereafter is as follows:

Year ending December 31,	Estimated Amortization Expense
2009	$381,236
2010	381,236
2011	381,236
2012	305,653
2013	230,071
2014 and thereafter	547,500

        At December 31, 2008, the balance of other assets includes the net unamortized balance of $6,413,515 of sublicense income royalty fees paid to Duke and TJU in connection with the Pfizer Agreement. As more fully discussed in Note 10, the Company is recognizing the $40 million upfront license fee received from Pfizer on a straight-line basis over the Company's estimated period of performance of 9.5 years. The Company paid these two research universities a total of $6,865,173 in sublicense income royalty fees directly related to the Pfizer Agreement. The sublicense income royalty fees have been deferred and are being amortized to royalty expense over the same 9.5-year performance period at the rate of $180,663 per quarter.

(7) ACCRUED EXPENSES

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

	December 31, 2008	December 31, 2007
Accrued License Fees	$672,507	$—
Accrued Payroll and Employee Benefits	1,953,336	511,038
Accrued Clinical Trials	119,523	424,916
Accrued Manufacturing Expenses	—	97,738
Accrued Professional Fees	432,010	407,212
Accrued Restructuring Expenses	—	1,011,732
Other Accrued Expenses	663,783	66,783

	$3,841,159	$2,519,419

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(8) INCOME TAXES

        During the first quarter of 2008 the Company underwent a merger in which Celldex Therapeutics, Inc. (then AVANT) and Celldex Research became a combined group for tax reporting purposes. The merger was treated as a purchase under SFAS 141 with Celldex Research being the accounting acquirer. Together they form a combined group and report income taxes as such with Celldex as the parent company and Celldex Research as the subsidiary. As a result of this merger, all of the prior tax attributes of both Celldex and Celldex Research will carry forward for potential future use subject to potential limitations. These tax attributes are included in the Company's income tax provision.

	Year Ended December 31,
	2008	2007	2006
Income tax benefit (provision):
Federal	$10,198,100	$4,544,800	$2,899,100
State	6,958,100	711,000	512,600
Foreign	193,000	844,500	2,602,000

	17,349,200	6,100,300	6,013,700
Deferred tax valuation allowance	(17,349,200)	(6,100,300)	(6,013,700)

	$—	$—	$—

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2008	2007	2006
Pre-tax book income (loss)	$(47,500,572)	$(15,073,050)	$(17,835,262)

Loss at Statutory Rates	(16,108,800)	(4,943,800)	(5,506,600)
Research and Development Credits	(1,325,000)	(306,000)	(276,000)
State Taxes	(6,958,100)	(711,100)	(512,600)
Other	85,300	(139,400)	281,500
In-Process R&D	6,957,400	—	—
Expiration of Net Operating Losses and Research & Development Tax Credits	(7,830,000)	—	—
Change in Valuation Allowance	25,179,200	6,100,300	6,013,700

	$—	$—	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(8) INCOME TAXES (Continued)

        The principal components of the deferred tax assets and liabilities at December 31, 2008 and 2007, respectively, are as follows:

	December 31, 2008	December 31, 2007
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$94,406,000	$20,960,000
Tax Credit Carryforwards	15,026,000	1,347,000
Deferred Expenses	16,835,000	2,267,000
Stock-based Compensation	2,049,000	1,148,000
Fixed Assets	1,458,000	571,000
Accrued Expenses and Other	474,000	324,000
Deferred Revenue	2,094,000	477,000

	132,342,000	27,094,000
Gross Deferred Tax Liabilities
Acquired Intangibles	(101,000)	—
Deferred Tax Assets Valuation Allowance	(132,241,000)	(27,094,000)

Net Deferred Tax Asset (Liability)	$—	$—

        As of December 31, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $227,164,000 and $82,685,000, respectively, and federal and state research and development ("R&D") credit carryforwards of approximately $10,425,000 and $6,972,000, respectively. The federal and state net operating loss and R&D credit carryforwards relate primarily to the acquisition of AVANT in the first quarter of 2008. The Company also has a wholly owned subsidiary with net operating losses of approximately $34,416,000. These losses and credits, which expire at various dates starting in 2009 and going through 2028, may be available to offset future federal, state and foreign income tax liabilities. Utilization of the NOL and R&D credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital and completed acquisitions through the issuance of capital stock on several occasions which may have resulted in one or more changes of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

        The Company has not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and related costs associated with such study. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or tax credit carryforwards

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(8) INCOME TAXES (Continued)

would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitations known, no amounts are being presented as an uncertain tax position under FIN 48.

        In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified orphan drug and research and development credits as material components of its deferred tax asset. The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits. The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

        Massachusetts, New Jersey and Missouri are the three states in which the Company primarily operates or has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2005, 2006 and 2007. Carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As a result of the implementation of FIN 48, Celldex recognized no material adjustment in the liability for unrecognized income tax benefits. As a result of the adoption of FIN 48 there is no material impact of unrecognized income tax benefits.

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

        As required by Statement of Financial Accounting Standards No. 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. Management has determined that it is more likely than not that Celldex will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $132,241,000 has been established at December 31, 2008. The net increase in the valuation allowance for 2008 is primarily due to the acquisition of AVANT.

(9) STOCKHOLDERS' EQUITY

  (A) Public and Private Stock Offerings

        The Company has a shelf registration statement filed with the Securities and Exchange Commission to register for sale any combination of securities described in the filing up to a dollar

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(9) STOCKHOLDERS' EQUITY (Continued)

amount of $40 million. At December 31, 2008, no securities had been sold by the Company from this shelf registration.

  (B) Convertible Preferred Stock

        At December 31, 2008, the Company had authorized preferred stock comprised of 96,925 shares of convertible Class B and 3,000,000 shares of convertible Class C of which 350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by our Board of Directors. There was no preferred stock outstanding at December 31, 2008.

  (C) Shareholder Rights Plan

        The Company's Board has adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement between the Company and Computer Investor Services, LLC (formerly EquiServe Trust Company, N.A.), as Rights Agent (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock. These rights, which expire in November 2014, entitle their holders to purchase from the Company one ten-thousandth of a share (a "Unit") of Series C-1 Junior Participating Cumulative Preferred Stock, par value $0.01 per share, ("C-1 Preferred Stock") at a cash exercise price of $35.00 per Unit, subject to adjustment. The rights will trade separately from the common stock and will become exercisable only when a person or group has acquired 15% or more of the outstanding common stock or upon the commencement by a person or group of a tender offer that would result in such person or group acquiring 15% or more of the outstanding common stock other than as a result of repurchases of stock by the Company or certain inadvertent actions by a shareholder. In the event a person or group acquires 15% or more of the outstanding common stock each holder of a right (except for any such person or group) would be entitled to receive upon exercise sufficient Units of C-1 Preferred Stock to equal a value of two times the exercise price of the purchase right. In the event the Company is acquired in a merger or other business combination transaction or if 50% or more of the Company's assets or earning power is sold, each holder of a right (except for any such person or group described above) would receive upon exercise common stock of the acquiring company with a value equal to two times the exercise price of the right.

        As of December 31, 2008, the Company has authorized the issuance of 350,000 shares of C-1 Preferred Stock for use in connection with the shareholder rights plan.

  (D) Merger with Celldex

        At the special meeting of the Company's shareholders held on March 6, 2008 in connection with the Merger (as described in Note 1), stockholders approved four proposals: (i) the issuance of shares of the Company's common stock pursuant to the Merger Agreement in the amount necessary to result in the former Celldex Research stockholders owning 58% of the Company's common stock on a fully diluted basis, (ii) an amendment to the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to the Company's Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of the Company's common

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(9) STOCKHOLDERS' EQUITY (Continued)

stock, the final ratio to be determined within the discretion of the Company's board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

        The Company's board of directors approved a 1-for-12 reverse stock split of its common stock, which became effective on, March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the merger) to approximately 15 million shares.

        Also, pursuant to the terms of the Merger Agreement, former Celldex Research shareholders received 4.96 shares of common stock in exchange for each share of Celldex common stock and Class A common stock they own. The Company's stockholders retained 42% of, and the former Celldex Research stockholders owned 58% of, the outstanding shares of the Company's common stock on a fully-diluted basis. The Company also assumed all of Celldex Research's stock options outstanding at the time of the Merger.

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

        Our revenue from product development and licensing agreements was received pursuant to contracts and arrangements with different organizations. Total revenue recognized by us in connection with these contracts for the years ended December 31, 2008, 2007 and 2006 were $7,455,507, $1,405,592 and $899,184, respectively. A summary of these contracts follows:

  (A)    GlaxoSmithKline plc ("Glaxo") and Paul Royalty Fund II, L.P. ("PRF")

        In 1997, the Company entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company's oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix® rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. The Company is obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

        In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. Under the PRF agreement, the Company will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively. The Company's retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense. For the year ended December 31, 2008, the Company recognized revenue of $3,259,565, including $225,000 related to the GSK milestone payment discussed below, related to its retained interests in Rotarix®, respectively, which is payable to CCH.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

        On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to the Company from Glaxo, $750,000 of which the Company has retained under its agreement with PRF. In connection with the Company's purchase accounting for the Merger, the present value of the Company's retained amount, or $742,300, had been recorded as a current asset as of March 31, 2008. During the quarter ended June 30, 2008, the Company also recorded $225,000 in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market during the quarter ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. As of March 31, 2008, the Company recorded the expected present value of the $10 million milestone payment due from PRF of $9,053,200, the purchase accounting value assigned to the PRF milestone payment at the time of the Merger. During the quarter ended September 30, 2008, the Company recognized the balance of $946,800 as other income in the consolidated statement of operations. The Company has received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo's position, the Company will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to Celldex, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

  (B)    Glaxo and Corixa Corporation ("Corixa")

        On December 21, 2005, Corixa, a wholly-owned subsidiary of Glaxo, and Celldex Ltd (formerly Lorantis), entered into a termination agreement of their collaboration of CDX-2101, or HepVax, for the development of a therapeutic vaccine for Hepatitis B (the "Termination Agreement"). Under the terms of the Termination Agreement, Glaxo paid the Company the sum of approximately $1,632,000. In addition, and subject to the terms and conditions of the Termination Agreement, Glaxo granted to the Company a worldwide, fully paid up, royalty-free, perpetual, nonexclusive license under the Corixa Patent Rights, Corixa Know-How Rights and Corixa Licensed Technology (each as defined in the Termination Agreement): (a) to use RC-529SE in products being developed and/or commercialized by Celldex Ltd or its Permitted Sublicensees in the Lorantis Field; and (b) to make or have made RC-529SE using RC-529 adjuvant for the limited use permitted by the license granted to reformulate Corixa's proprietary adjuvant.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

        The Company has concluded that because the original collaboration between Corixa and Lorantis contained multiple deliverables, EITF 00-21 applies. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $466,156 of revenue under the Termination Agreement.

  (C)    Pfizer Inc ("Pfizer")

    (1) Pfizer License and Development Agreement

        On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement became effective after clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008.

        On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company's common stock having a fair value of $10,867,188, or $13.91 per share, on that date. The $867,188 over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008.

        The Company has applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables, and determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company's deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model ("CAPM"). The $40,000,000 up-front payment was recorded as deferred revenue and this amount, less the $867,188 in excess fair value for the Company's common stock discussed above, is being amortized over the 9.5-year performance period at a rate of $1,029,810 per quarter.

        The agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model. For the year ended December 31, 2008, the Company had incurred and invoiced Pfizer $4,856,735 in reimbursable costs related to the Pfizer collaboration.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

        For the year ended December 31, 2008, the Company recorded revenue under this collaboration of $2,870,359 which is included in Product Development and Licensing Agreements Revenue. Of this amount, $2,551,639 was attributed to the amortization of the $40 million upfront payment and $318,720 was attributed to the $4,856,735 reimbursable costs incurred by the Company for which Pfizer is obligated to reimburse the Company.

        In connection with the initial deliverables under the Pfizer Agreement as discussed further in Note 11, the Company has paid a sublicense fee of $2,365,174 to each of two research universities, Duke University ("Duke") and Thomas Jefferson University ("TJU"), and paid TJU an additional license fee of $500,000. The Company paid an additional sublicense fee to TJU of $1,634,826 in October 2008. The Company has capitalized a total of $6,865,173 of deferred costs in the "Other Assets" line item in the consolidated balance sheet. These deferred costs are being amortized over the 9.5-year performance period at a rate of $180,663 per quarter. The Company has recognized $451,657 of these costs as royalty expense during the year ended December 31, 2008. The unamortized balance of deferred costs at December 31, 2008 was $6,413,516.

    (2) Pfizer Animal Health Agreement

        The Company entered into a licensing agreement in December 2000 with Pfizer's Animal Health Division whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Under the agreement, the Company may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. The Company may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. The Company has no obligation to incur any research and development costs in connection with this agreement.

        As of June 1, 2006, the Company entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. In 2007, further funded work at the Company on the joint research program was terminated by Pfizer after the Company provided two of four deliverables to Pfizer.

  (D)    Rockefeller University ("Rockefeller") and Gates Grand Challenge Award

        The Company is developing a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis. For the years ended December 31, 2008, 2007 and 2006, the Company recognized grant revenue from Rockefeller of $428,569, $829,610 and $252,457, respectively.

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS

        Celldex has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, we have received licenses or options to license technology, specified patents or patent applications. Celldex has expensed nonrefundable license fees of

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

approximately $752,642, $220,000 and $325,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

  (A)    Medarex, Inc.

        The Company and Medarex have entered into an Assignment and License Agreement that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology and a Research and Commercialization Agreement which provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens. Under these agreements with Medarex, Celldex may be obligated to pay license fees, milestone payments and royalties relating to the development and regulatory approval of certain of its technologies.

        Under the terms of the Research and Commercialization Agreement with Medarex, Celldex will be required to pay Medarex license fees to obtain commercial licenses for antibodies arising from research licenses granted by Medarex. Celldex will also be required to pay Medarex milestone payments with respect to the development of any products containing such licensed antibodies. These fees and milestones may total up to $7 to $10 million per licensed antibody if a product containing such licensed antibody receives approval from the FDA and/or equivalent foreign agencies. None of Celldex's product candidates currently under development trigger such milestone payments. In general, potential milestone payments for Celldex's antibody product candidates may or may not be triggered and may vary in size depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product candidate include:

  •
  submission of investigational new drug application(s) or foreign equivalents;

  •
  commencement of Phase 1, Phase 2 and/or Phase 3 clinical trials or foreign equivalents;

  •
  submission of biologic license application(s) or foreign equivalents; and

  •
  receipt of marketing approval(s) to sell products in a particular country or region.

        In addition, Celldex will be required to pay royalties on any sales of products containing licensed antibodies. The royalties will be payable on a country-by-country and product-by-product basis until the date which is the later of: (i) the expiration of the last-to-expire of the Medarex patents covering the product in such country or (ii) the tenth anniversary of the first commercial sale of a product in such country. Celldex will also be responsible for the payment of any royalties, license fees and milestone and other payments due to third parties if Celldex licenses any additional technology in order to commercialize such products.

        To date, Celldex has not made any royalty payments on sales of any products and believes it is at least a number of years away from selling any products that would require Celldex to make any such royalty payments. Whether Celldex will be obligated to make milestone or royalty payments in the future is subject to the success of Celldex's product development efforts and, accordingly, is inherently uncertain.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

  (B)    Rockefeller University

        On November 1, 2005, the Company and Rockefeller University ("Rockefeller") entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. In addition, the Company acknowledges that Rockefeller has granted Howard Hughes Medical Institute ("HHMI") a paid-up, nonexclusive, irrevocable license to use the patent rights, biological materials, and technical information for HHMI's research purposes, but with no right to sublicense. The Company may also be required to pay royalties on any product sales. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date which is the later of (i) the expiration of the last to expire of the patents covering the licensed product in such country or (ii) ten years following the first commercial sale of a licensed product in such country.

        The Company may be required to pay license fees and milestone payments to Rockefeller with respect to development of the human DEC-205 receptor. These fees and milestones may total up to $2 million to $4 million per product candidate that receives approval from the FDA and equivalent foreign agencies.

  (C)    Duke University Brain Tumor Cancer Center

        On September 1, 2006, the Company and Duke University Brain Tumor Cancer Center of Duke University ("Duke") entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to its CDX-110 product.

        In exchange for referencing all the Duke data, the Company paid Duke a one-time upfront payment of $175,000 and issued to Duke 100,000 shares of the Company's common stock, which the Company recorded in 2006 as a licensing expense in research and development. The estimated aggregate fair value of the common shares issued was $330,000.

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

        In connection with the Pfizer Agreement discussed in Note 10, the Company determined that $2,365,174 was payable to Duke as a sublicense fee. As agreed by Duke, at the Company's option, 50% of this amount was paid to Duke in the form of 81,512 shares of the Company's common stock in October 2008.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

  (D)    Ludwig Institute for Cancer Research

        On October 20, 2006, the Company and Ludwig Institute for Cancer Research ("Ludwig") entered into an agreement for the nonexclusive rights to six cancer tumor targets for use in combination with the Company's APC Targeting Technology. The term of the agreement is for ten years. As consideration for the nonexclusive license, the Company agreed to pay an annual license fee of $7,500 and $2,500 for each full-length antigen and partial-length antigen, respectively, until such antigens enter a randomized Phase 1 clinical trial.

        As additional consideration for the nonexclusive license, the Company may be required to pay license fees and milestone payments to Ludwig for the use of the cancer targets in combination with the Company's technology. The fees and milestones may total up to $1.5 million to $2.5 million on a product candidate that receives approval from the FDA and equivalent foreign agencies. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

  (E)    Thomas Jefferson University

        In February 2003, the Company entered into three exclusive license agreements with Thomas Jefferson University ("TJU"). Under the license agreements, TJU has granted a worldwide fee-and royalty-bearing exclusive license. Under these licenses, the Company will be obligated to pay TJU milestone payments which may total up to $3 million for the first licensed product developed during the term of the license agreements, an annual license fee of $45,000, patent and other expenses associated with licenses, as well as royalties on net sales of licensed products during the term of the license agreements. The Company also issued 100,000 shares of its common stock to TJU. In the event that TJU provides notice of default and the default is not cured within 60 days of such notice, TJU may terminate the license agreements. In connection with the Pfizer Agreement, the Company amended its licenses with TJU to add additional sublicensing rights and made a $500,000 one-time license payment to TJU in June 2008.

        As discussed in Note 10, the Company paid a sublicense fee of $2,365,174 to TJU during the quarter ended September 30, 2008 and paid an additional sublicense fee of $1,634,826 to TJU in October 2008.

  (F)    Select Vaccines Limited ("Select Vaccines")

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

        In August 2008, the Company sold its equity investment in Select Vaccine shares for net proceeds of $250,882 and recorded a loss of $297,129. The Company had classified its equity investment in Select Vaccine shares as available-for-sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115").

  (G)    3M Company ("3M Company")

        On June 11, 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company's proprietary Immune Response Modifier Resiquimod™ (and additional Toll-Like Receptor 7/8 agonists ("TLR")) for clinical study with Celldex's proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.

        The Company paid 3M Company a one-time upfront license fee which was charged to research and development expense in the quarter ended June 30, 2008. The Company may be required to pay annual license fees and milestone payments to 3M Company with respect to development of Resiquimod™. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

  (H)    University of Southampton ("Southampton")

        In November 2008, the Company entered into an Exclusive Patent and Know-How License Agreement with the University of Southampton, UK, to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In pre-clinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with the Company's other immunotherapies.

        The Company paid Southampton a one-time upfront license fee which was charged to research and development expense in the quarter ended December 31, 2008. The Company may be required to pay annual license fees and milestone payments to Southampton with respect to development of CD27. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

(12) RELATED PARTY TRANSACTIONS

        Medarex is a major shareholder of Celldex, owning approximately 31.4% of the Company's outstanding common stock at December 31, 2008. The Company and Medarex have entered into the

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(12) RELATED PARTY TRANSACTIONS (Continued)

following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology;

  •
  A Research and Commercialization Agreement that provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens;

  •
  An Affiliation Agreement, which, among other things, details Medarex's obligation to elect independent directors to the Company's board of directors and contains certain restrictions, effective for a period of 36 months from April 6, 2004, on Medarex's ability to acquire additional shares of the Company's common stock and to sell shares of the Company's common stock;

  •
  A Master Services Agreement, that sets forth Medarex's agreement to provide us with certain services to be mutually agreed upon, which may include, among others, clinical and regulatory assistance.

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

        The Company and Medarex entered into a settlement and mutual release agreement on October 19, 2007, whereby the parties agreed to a settlement with respect to a disputed return of capital related to certain unsuccessful initial public offering costs that were funded by Medarex on behalf of the Company in prior years. The Company agreed to issue to Medarex 351,692 of the Company's shares equal in value to $3,038,617, based on the per share price of $8.64 set on the second trading day prior to the closing date of the Merger. Medarex has agreed to amend certain terms of the existing Research and Commercialization Agreement and Assignment and License Agreement. Both parties have agreed to mutual releases under the settlement and mutual release agreement.

        The Company has recorded a payable due Medarex of $2,957,248 at December 31, 2008.

(13) DEFERRED REVENUE

        At December 31, 2008, deferred revenue associated with the Pfizer Agreement represented $41,119,189 of the total current and long-term deferred revenue of $41,420,040 at that date. As more fully discussed in Note 10, Pfizer made a $40 million upfront license payment, made a $10 million equity investment and agreed to reimburse the Company monthly for all costs incurred in connection with the collaborative effort on CDX-110. Through December 31, 2008, the Company has incurred and

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(13) DEFERRED REVENUE (Continued)

invoiced Pfizer for reimbursable costs in the amount of $4,856,735. Under applicable accounting literature, the Company has determined that its performance obligations under the Pfizer Agreement should be accounted for as a single unit of accounting over an estimated 9.5-year period of expected performance by the Company under the Agreement. Accordingly, the $40 million upfront license payment, less $867,188 allocated to the fair value of Pfizer equity investment, and the $4,856,735 for reimbursable costs have been deferred and are being recognized as revenue over the 9.5-year period on a straight-line basis utilizing the Contingency Adjusted Performance Model.

        Expected future recognition of the deferred revenue balance at December 31, 2008 for each of the next five years and thereafter is as follows; 2009—$4,931,327, years 2010 through 2013 per year—$4,630,476, and thereafter—$17,966,809.

(14) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2008	December 31, 2007
Deferred Rent	$301,171	$207,654
Loan Payable	686,254	—
Note Payable	300,291	—

Total	1,287,716	207,654

Less Current Portion
Deferred Rent	57,451	57,447
Loan Payable	49,954	—
Note Payable	111,054	—

	218,459	57,447

Long-Term Portion	$1,069,257	$150,207

        In December 2003, the Company entered into a Lease Agreement (the "Lease Agreement"), a Secured Promissory Note: Equipment Loan (the "Secured Promissory Note") and a Security Agreement with the Massachusetts Development Finance Agency ("MassDevelopment"), an economic development entity for the Commonwealth of Massachusetts, for the Company to occupy and build-out a manufacturing facility in Fall River, Massachusetts.

  (A)    Loan Payable

        Under the Lease Agreement, the Company received a Specialized Tenant Improvement Loan of $1,227,800 at an interest rate of 5.5% per annum to finance the build-out of its Fall River facility which was recorded as leasehold improvements. The Company is amortizing the leasehold improvements over the remaining expected lease term. Principal and interest payments on the loan are due monthly using an amortization period of 15 years.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(14) OTHER LONG-TERM LIABILITIES (Continued)

        In connection with the Merger, the Company recorded $722,683 as the fair value of the loan payable based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities. At December 31, 2008, the Company has recorded a loan payable of $686,254 to MassDevelopment, of which $49,954 was classified as current and $636,300 as long-term. Based on current market interest rates available to Celldex for long-term liabilities with similar terms and maturities, the fair value of the loan payable is approximately $685,900 at December 31, 2008.

  (B)    Note Payable

        Under the Secured Promissory Note, the Company received $903,657 from MassDevelopment at an interest rate of 5.5% per annum to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the "Loan"). The Loan has a term of 84 months. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book value of these collateralized assets at December 31, 2008 was $359,635.

        In connection with the Merger, the Company recorded $366,251 as the fair value of the note payable based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities. At December 31, 2008, the balance of the note payable to MassDevelopment was $300,291, of which $111,054 was classified as current and $189,237 as long-term. Based on current market interest rates available to Celldex for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $358,400 at December 31, 2008.

        The following table summarizes the Company's approximate contractual obligations to MassDevelopment with respect to the loan and note payable:

	Loan Payable			Note Payable
	Principal	Interest	Total	Principal	Interest	Total
2009	$50,000	$80,400	$130,400	$111,100	$66,100	$177,200
2010	51,500	74,300	125,800	144,000	33,200	177,200
2011	53,300	67,900	121,200	45,200	2,100	47,300
2012	55,200	61,500	116,700	—	—	—
2013	57,600	54,500	112,100	—	—	—
Thereafter	418,700	164,900	583,600	—	—	—

Total Obligation	$686,300	$503,500	$1,189,800	$300,300	$101,400	$401,700
Less: Current Portion	50,000			111,100
Total Long-Term Portion	$636,300			$189,200

(15) COMMITMENTS AND CONTINGENCIES

  (A)    Commitments for the Needham, Massachusetts Facility

        In November 2005, the Company entered into a lease amendment that extended its lease of laboratory and office space in Needham, Massachusetts through April, 2017 and reduced the Company's leased space to approximately 35,200 square feet. Under this lease amendment, the Company is obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(15) COMMITMENTS AND CONTINGENCIES (Continued)

the remaining lease term. Aggregate rental payments including common area maintenance costs for the year ended December 31, 2008 for this facility was $1,437,040.

  (B)    Commitments for the Fall River, Massachusetts Facility

        In December 2003, the Company entered into a lease with MassDevelopment to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term that expires in December 2010 and two renewal options of five years each. Management has determined that it is reasonably assured that the Company will exercise one five-year renewal option. Therefore, the Company is amortizing leasehold improvements made to the Fall River facility over the remaining original lease term plus one five-year renewal term. In November 2005, December 2006 and October 2008, the Company amended the MassDevelopment lease to increase the rentable space to approximately 14,300, 16,200 and 21,000 square feet, respectively, at the Fall River facility. Aggregate rental payments including common area maintenance costs for the year ended December 31, 2008 for this facility was $390,664.

  (C)    Commitments for the Philipsburg, New Jersey Facility

        The Company leases approximately 20,000 square feet of office and laboratory space in Phillipsburg, New Jersey. The lease has an initial five-year term which expires in August 2011. Under the lease agreement, the Company is obligated to pay an annual rent of approximately $347,700 plus certain common area maintenance costs. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2008 and 2007 for this facility were $370,652 and $347,652, respectively.

        As an incentive to enter into a lease agreement with the Phillipsburg landlord, the Company received four months of rent-free occupancy of the facility, and the Company is amortizing this over the original five-year term of the lease. In addition, the landlord provided the Company with an allowance on future rent payments towards tenant improvements that the Company made to the facility and that credit is included in deferred rent and is being amortized over the lease term. Construction of the tenant improvements was completed in August 2006.

        The Company entered into a letter of credit facility with a national U.S. financial institution for $177,000, which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey. The total amount of the security deposit is recorded in Other Assets on the Company's consolidated balance sheets.

  (D)    Commitments to Licensors under Certain Intellectual Property License Agreements

        The Company has certain obligations to pay licensors based on payments received by the Company from its licensees. The Company believes that it has in the past, and is continuing to satisfy its payment obligations to its licensors based on the Company's interpretation of its license agreements with those licensors. If a licensor was to disagree with the calculation of payments made by the Company pursuant to the license agreements, then the Company may be required to make additional license payments to one or more licensors. There can be no assurances that a licensor will not dispute the Company's interpretation of those license agreements or the Company's calculation of payments due. Accordingly,

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(15) COMMITMENTS AND CONTINGENCIES (Continued)

the Company may have a contingent liability, in an amount which it cannot determine with precision, based on the risk that such additional payments may have to be made. There can be no assurances that a license payment, once made, will not be the subject of a later dispute by either the licensor or the Company.

  (E)    Commitments for Operating Leases

        Obligations for base rent and common area maintenance costs (CAM) under facility and other non-cancelable operating leases as of December 31, 2008 are approximately as follows:

Year ending December 31,
2009	$2,475,600
2010	2,542,800
2011	2,506,200
2012	2,325,200
2013 and thereafter	10,140,100

Total minimum lease payments	$19,989,900

        The Company's total rent and CAM expense for all facility leases was $2,198,356 and $347,652 for the years ended December 31, 2008 and 2007, respectively.

(16) SEVERANCE ARRANGEMENTS

        Dr. Una S. Ryan:    In May 2008, Dr. Una S. Ryan, who had been the President and Chief Executive Officer of the Company, informed the Company's Board of her intention to depart from the Company pending negotiation of the terms of her separation. The Company and Dr. Ryan executed a separation agreement effective July 16, 2008 (the "Separation Agreement") setting forth such terms regarding Dr. Ryan's separation from the Company. The Separation Agreement provided, among other things, for: (i) a lump sum cash payment of $1,323,203, plus interest in the amount of $10,784, which was paid on November 8, 2008; (ii) a mutual general release; (iii) payment of insurance premiums under COBRA for 18 months; (iv) reimbursement of attorneys' fees up to $30,000 and (v) vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008). The remainder of Dr. Ryan's options terminated as of July 16, 2008. The Separation Agreement also provided for Dr. Ryan's resignation, effective July 16, 2008, from her position as a director of the Company and each of its subsidiaries. At December 31, 2008, the Company has accrued the present value of the expected remaining COBRA benefits due Dr. Ryan totaling $24,542. During the year ended December 31, 2008, the Company paid the lump sum cash payment of $1,323,203, plus interest in the amount of $10,784, reimbursable attorney fees of $30,000 and insurance premiums under COBRA of $6,786.

        With respect to Dr. Ryan's options, the Company recorded stock-based compensation expense of $1.3 million, charged to general and administrative expense, for the fully vested options granted to Dr. Ryan in connection with the Separation Agreement was appropriately recorded in July 2008 when the criteria for establishing a grant date under SFAS 123(R) were met.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(16) SEVERANCE ARRANGEMENTS (Continued)

        Dr. Robert F. Burns:    The Company and Dr. Robert F. Burns, formerly the President and Chief Executive Officer of Celldex Research, entered into a separation and mutual release agreement dated as of October 19, 2007, under which Dr. Burns' employment was terminated, effective as of February 15, 2008. Until such date, Dr. Burns had no obligation to render services to the Company, although he was to hold himself available to consult with the Company by telephone at reasonable times. As severance, the Company was obligated to pay to Dr. Burns the monthly sum of £33,333 for nine consecutive months, commencing with the first payment on March 15, 2008, and a payment of £100,000 on December 15, 2008, in each case less applicable withholdings and other customary payroll deductions. Dr. Burns is also entitled to the continuation of benefits until February 15, 2010. All of Dr. Burns' stock options became fully vested and exercisable on February 15, 2008, and he may exercise them for up to three years following that date. Dr. Burns and the Company provided one another with mutual releases under such separation and mutual release agreement.

        As Dr. Burns has not provided substantive service to the Company since October 19, 2007, these severance benefits, which in the aggregate equal $1,014,017, were accrued in the consolidated financial statements as of December 31, 2007. In addition, stock-based compensation was adjusted for the modification of Dr. Burns' stock option awards in accordance with SFAS No. 123(R).

        The following table sets forth an analysis of the severance costs, which are included in accrued liabilities in the consolidated balance sheet as of December 31, 2008 and 2007:

	Balance at December 31, 2007	Charges	Paid Cash	Balance at December 31, 2008
Severance and benefits	$1,014,017	$1,384,658	$(2,364,827)	$33,848

        Exit Activities in the U.K.:    In December 2006, the Company adopted a plan to reduce operating expenses, following its decision to assign its leased facility in Cambridge, United Kingdom, to a third party. The plan included a reduction of 18 full-time employees in both research and development and general and administrative areas of the Company. As a result of staffing reductions, the Company recorded severance benefits expense of $477,508 as of December 31, 2006.

        In December 2006, the Company entered into an agreement with a third party to assign the lease entered into by Celldex Ltd. (formerly Lorantis) in June 2003. Under the assignment, the assignee assumed all costs and expenses associated with the leased facility. As part of the agreement of assignment, the Company agreed to a six-month free rent period to the assignee as an incentive to enter into the lease assignment, whereby the Company paid the rent for the period this period of $691,187. This amount is reflected in the 2006 consolidated statement of operations (see Note 5 for additional information).

(17) MERGER OF CELLDEX AND CELLDEX RESEARCH

        On March 7, 2008, Celldex (formerly AVANT Immunotherapeutics, Inc.) completed the Merger with Celldex Research (formerly Celldex Therapeutics Inc.) with Celldex Research considered the accounting acquirer, even though Celldex (then AVANT) issued common stock and was the surviving legal entity in the transaction. The Company issued 8,309,420 shares of its common stock in exchange

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(17) MERGER OF CELLDEX AND CELLDEX RESEARCH (Continued)

for all of the outstanding capital stock of Celldex Research, on the basis of 4.65 shares of Celldex (then AVANT) common stock for each share of Celldex Research common stock such that Celldex Research shareholders owned 58% of the Company's common stock on a fully diluted basis and Celldex shareholders retained 42%. The Company also issued 351,692 shares having a value of $3,038,617 in settlement of a payable due Medarex. The purchase price of $47,570,867 represents the shares attributable to former AVANT shareholders and consisted of (i) the 6,265,889 shares outstanding of Celldex (then AVANT) common stock on the effective date of the Merger valued at $46,875,372 and (ii) estimated transaction costs totaling $695,495.

        The acquisition has been accounted for as a purchase with Celldex Research the accounting acquirer. Consequently, the operating results of Celldex (then AVANT) since March 8, 2008 have been included in the consolidated results of operations. The purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Tangible assets acquired	$34,959,482
Less: Liabilities assumed	(3,945,067)

Net tangible assets acquired	31,014,415
Intangible assets acquired:
Core Technology	897,249
Developed Technology	273,796
Strategic Partner Agreement	629,499
In-Process Research and Development ("IPR&D")	14,755,908

Total	$47,570,867

        The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. Fair values for long-term tangible and intangible assets and for IPR&D were then reduced by $6,041,597 of negative goodwill. The Company is a biotechnology enterprise and its resources are substantially devoted to research and development at the date of the Merger. Management is responsible for determining the fair value of the acquired IPR&D.

        The values assigned to IPR&D relate to the development of a typhoid-ETEC-cholera combination travelers vaccine, a cholesterol management vaccine, and the CDX-1135 (formerly TP10) complement inhibitor in the amounts of $7.8 million, $0.9 million and $6 million, respectively. Each of these three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. We expect to incur approximately $16.2 million to move these projects to the point of out-licensing them to third parties. The estimated revenues from the

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(17) MERGER OF CELLDEX AND CELLDEX RESEARCH (Continued)

typhoid-ETEC-cholera vaccine, the cholesterol management vaccine, and CDX-1135 are expected to be generated beginning in 2014, 2015 and 2014, respectively. A discount rate of 29% was used to value these projects, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. The resulting net cash flows for these projects were based on management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project and the net cash flows reflect assumptions that would be used by market participants.

        The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. None of the Company's IPR&D projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with current U.S. GAAP, the fair value allocated to IPR&D was charged as an expense in the Company's consolidated financial statements as of the date of acquisition. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives, which range from 4.5 to 8 years.

        As of December 31, 2008, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that the Company and its collaborators will be able to develop, manufacture and commercialize these products before the Company's competitors. If these products are not successfully developed and do not become commercially viable, the Company's financial condition and results of operations could be materially affected.

        The following unaudited pro forma financial summary is presented as if the operations of Celldex and Celldex Research were combined as of January 1, 2006. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities. The following pro forma financial summary includes charges for in-process research and development of $14,755,908 and $14,440,009 for the years ended December 31, 2008 and 2007, respectively, which are material non-recurring charges.

Years Ended December 31,	2008	2007
Revenue	$9,016,365	$4,174,140
Net loss	(52,512,300)	(52,298,522)
Basic and diluted net loss per share	(3.51)	(3.52)

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(18) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2008	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Total revenue	$147,398	$1,961,611	$2,358,136	$2,988,362
Net loss	(22,130,682)	(10,260,510)	(7,656,158)	(7,453,221)
Basic and diluted net loss per common share	(2.19)	(0.67)	(0.49)	(0.47)

2007	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Total revenue	$144,040	$609,184	$268,974	$383,394
Net loss	(4,032,403)	(2,755,137)	(4,057,018)	(4,228,492)
Basic and diluted net loss per common share(1)	(0.49)	(0.33)	(0.49)	(0.51)

(1)
Basic and diluted net loss per common share has been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008. Per share results for the aggregate of the four quarters may differ from full-year results, as separate computations of the weighted average number of shares outstanding are made for each quarter and for the full year.

(19) SUBSEQUENT EVENTS

        In January 2009, the Company entered into two transactions involving the sale of its poultry vaccines business and the out-licensing of its cholera and ETEC programs as more fully described below.

  (A)    Lohmann Animal Health International ("LAHI")

        On January 13, 2009, the Company entered into a purchase agreement to sell its poultry vaccines business to LAHI. Since 2002, LAHI has performed all manufacturing, marketing and distribution activities for Celldex's marketed Megan®Vac 1 and Megan®Egg poultry vaccines and has paid Celldex product royalties. Financial terms of the transaction with LAHI included an upfront fee and potential milestone payments.

  (B)    Vaccine Technologies, Inc. ("VTI")

        On January 20, 2009, the Company entered into an Exclusive License and Development Agreement with VTI. Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex's CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company, the registrant, maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in its reports that it files and submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rule 13a 15 under the Exchange Act, as of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the year ended December 31, 2008.

        Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31 2008, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective as of December 31, 2008. Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management's Annual Report on Internal Control Over Financial Reporting.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the United States of America ("GAAP"). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The Company has conducted its evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness existed in the Company's internal control over financial reporting as of December 31, 2008

        The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience as of December 31, 2008. Specifically, the quantity and level of experience of the Company's accounting staff did not adequately evolve with the increased roles, responsibilities and complexity of the Company's operations as a result of the Merger. Additionally, this material weakness could result in misstatements of financial statement accounts and disclosures that would results in a material misstatement of the consolidated financial statements that would not be prevented or detected.

        Because of this material weakness, management has concluded that our internal control over financial reporting was not effective at December 31, 2008.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting.

        There have been no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

        In the fourth quarter of 2008, management supplemented the Company's accounting staff with a dedicated, part-time senior consultant. Although, improvement was made to the operating effectiveness of our internal control over financial reporting as of December 31, 2008, the material weakness will not be considered remediated until the existing or new additional resources and additional improvement to the operating of our internal control over financial reporting are in place for a sufficient period of time and are tested.

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding the Current Directors and Executive Officers of Celldex

        The following table sets forth the members of the Board of Directors of Celldex, their ages as of December 31, 2008 and the year in which each first became a director.

Directors	Age	Year First Became Director
Charles R. Schaller	72	2008
Herbert J. Conrad	75	2008
Larry Ellberger	60	2003
George O. Elston	43	2008
Karen Shoos Lipton	55	2001
Dr. Rajesh B. Parekh	47	2008
Harry H. Penner, Jr.	63	1997
Anthony S. Marucci	46	2008

        The following biographical descriptions set forth certain information with respect to the directors and the executive officers who are not directors, based on information furnished to Celldex by each director and executive officer.

Directors

        Charles R. Schaller became the Chairman of the Board of Directors of Celldex upon consummation of the Merger. Mr. Schaller had been a director of Celldex Research since November 2006. Mr. Schaller also has been a Director of Medarex, Inc., an affiliate of Celldex, since 1987, and was Chairman of the Medarex Board of Directors from 1987 to 1997. Since 1989, Mr. Schaller has been a chemical industry management consultant and, until June 2002, he served as a director of AstroPower, Inc., a publicly traded U.S. manufacturer of photo-voltaic (PV) products until being acquired by General Electric. Mr. Schaller is a graduate of Yale University and is a graduate of the program in management development at Harvard Business School.

        Herbert J. Conrad became a director of Celldex upon consummation of the Merger. Mr. Conrad had been a director of Celldex Research since March 2004. Mr. Conrad is currently a Director of Pharmasset, Inc., Savient Pharmaceuticals and Symphony Evolution and serves on the Medical Advisory Board of Henry Schein. He served as chairman of the board of directors of GenVec, Inc. from 1996 to 2003, where he was the Chief Executive Officer from September 1996 to December 1996. From 1960 to 1993 Mr. Conrad was with Hoffmann La Roche where he was President of the U.S. Pharmaceuticals Division from 1982 through 1993. Mr. Conrad earned his undergraduate and graduate degrees from the Brooklyn College of Pharmacy. He also received a Doctorate in Humane Letters (honorary) from Long Island University. He received B.S. and M.S. degrees from Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University.

        Larry Ellberger.    Mr. Ellberger has been a director of Celldex since August 2003. He is a Founder and Principal of Healthcare Ventures Associates, Inc., a consulting firm for the pharmaceutical, biotechnology and medical device industries. He was most recently Interim Chief Executive Officer of PDI, Inc., a diversified sales and marketing services provider to the biopharmaceutical, medical device and diagnostic industries. From 2000 to 2003, he was Senior Vice President of Powderject plc. He also served as a director of Powderject. Previously, Mr. Ellberger was an employee of W.R. Grace & Co. from 1995 to 1999, serving as Chief Financial Officer from 1996 and Senior Vice President, Strategic Planning and Development from 1995 and Acting Chief Executive Officer in 1997. From 1975 to 1995, Mr. Ellberger held numerous senior executive positions at American Cyanamid Company, serving the last four years as Vice President, Corporate Development. Mr. Ellberger currently serves on the Board of Directors of Transpharma, Ltd. and The Jewish Children's Museum and was formerly Chairman of the Board of Omrix BioPharmaceuticals, Inc. until its acquisition by Johnson & Johnson.

        George O. Elston became a director of Celldex upon consummation of the Merger. Mr. Elston had been a director of Celldex Research since March 2004 and is currently Chief Financial Officer of Optherion, Inc., a privately held biopharmaceutical company located in New Haven, CT. Mr. Elston has more than 20 years of financial and business expertise in the biotechnology and medical device industries. Before joining Optherion, Mr. Elston was with Elusys Therapeutics where he raised significant funding from government and private sources, completed multiple strategic collaborations with large pharmaceutical and biotechnology firms, and oversaw collaborations with the U.S. Department of Defense and the National Institutes of Health. Before joining Elusys, Mr. Elston was Chief Financial Officer of Trillium USA, Inc., where he established the financial and administrative functions for the Company's multi-national operations. Previously, Mr. Elston was with C.R. Bard, Inc., an international manufacturer and distributor of medical devices, where he directed financial operations for multiple manufacturing facilities in several countries and successfully integrated strategic acquisitions; and with Price Waterhouse. Mr. Elston received his BBA in Public Accounting from Pace University and is a Certified Public Accountant.

        Karen Shoos Lipton.    Ms. Lipton has been a director of Celldex since May 2001. Ms. Lipton was appointed Chief Executive Officer of the American Association of Blood Banks (dba AABB) in October 1994. Previously she has held senior positions at the American Red Cross since 1984, including Acting Senior Vice President, Biomedical Services (1993-1994) and Secretary and General Counsel (1990-1993). Prior to the American Red Cross, Ms. Lipton was a lawyer in private practice.

        Dr. Rajesh B. Parekh became a director of Celldex upon consummation of the Merger. Dr. Parekh had been a director of Celldex Research since March 2004 and has been a General Partner at Advent Venture Partners (UK) since 2006. Prior to joining Advent, Dr. Parekh was an Entrepreneur-in-Residence at Abingworth Management Limited (UK) from 2003-2005. Dr. Parekh has also been a Visiting Professor at the University of Oxford. He was a co-founder and served as Chief Scientific Officer and Senior Vice President of Research and Development of Oxford GlycoSciences, plc (UK) from 1988 to 2003. Dr. Parekh was also chairman of Galapagos NV (Belgium) since 2004 and currently serves on the boards of directors of seven companies including private companies in the United States and Europe and one public European company. He received his B.A. and D. Phil. degrees in Biochemistry and Molecular Medicine from the University of Oxford.

        Harry H. Penner, Jr.    Mr. Penner has been a director of Celldex since January 1997 and was Chairman of Celldex from 2007 until the Merger. He is Chairman and CEO of Nascent BioScience, LLC, a firm which has been instrumental in the founding and development of a number of new biotechnology companies, including New Haven Pharmaceuticals, Inc. (of which he is currently Chairman and CEO), Rib-X Pharmaceuticals, Inc., Marinus Pharmaceuticals, Inc., RHEI Pharmaceuticals, Inc., RxGen Inc., and MAK Scientific. He has served as BioScience Advisor to the Governor of the State of Connecticut, and as Chair of the Connecticut Board of Governors of Higher Education, CURE, the Connecticut BioScience Cluster, and the Connecticut Technology Council. From 1993 to 2001, Mr. Penner was President, CEO and a director of Neurogen Corporation. Previously, he served as Executive Vice President of Novo Nordisk A/S and President of Novo Nordisk of North America, Inc. from 1988 to 1993. He serves on the boards of Altus Pharmaceuticals, Inc., Ikonisys, Inc. Rib-X, Marinus, Rhei, and RxGen. Mr. Penner holds degrees from the University of Virginia (BA), Fordham University (JD), and New York University (LLM).

        Anthony S. Marucci was appointed as permanent President and Chief Executive Officer of Celldex in October 2008 and as a director of the Company in December 2008. Mr. Marucci had been Executive Vice President, Corporate Development of Celldex upon consummation of the Merger. Mr. Marucci had been Celldex Research's Acting Chief Executive Officer since October 2007 and its Vice President, Chief Financial Officer, Treasurer and Secretary since May 2003. In addition, he was Treasurer of Medarex from December 1998 to March 2004. Mr. Marucci held a series of senior financial positions at Medarex from December 1998 to May 2003. Mr. Marucci is a member of the Board of Trustees of BioNJ and also serves as its Treasurer. Mr. Marucci received his M.B.A. from Columbia University.

Executive Officers

        The following persons are currently executive officers who are not directors of Celldex(1)(2). Officers are elected annually by the Board of Directors until their successors are duly elected and qualified.

(1)
Una S. Ryan served as our Chief Executive Officer and President until her resignation on May 7, 2008.

(2)
Ronald C. Newbold served as our Senior Vice President, Business Development, through December 31, 2008. He subsequently gave notice of resignation.

Name of Individual	Age	Position and Office
Anthony S. Marucci	46	President and Chief Executive Officer
Avery W. Catlin	60	Senior Vice President, Chief Financial Officer and Secretary
Dr. Tibor Keler	50	Senior Vice President and Chief Scientific Officer
Dr. Thomas Davis	45	Senior Vice President and Chief Medical Officer

        Anthony S. Marucci was appointed as permanent President and Chief Executive Officer of Celldex in September 2008 and as a director of the Company in December 2008. See Mr. Marucci's biography under Directors above.

        Avery W. Catlin.    Mr. Catlin joined Celldex in January 2000. Prior to joining Celldex, he served as Vice President, Operations and Finance, and Chief Financial Officer of Endogen, Inc., a public life science research products company, from 1996 to 1999. From 1992 to 1996, Mr. Catlin held various financial positions at Repligen Corporation, a public biopharmaceutical company, serving the last two years as Chief Financial Officer. Earlier in his career, Mr. Catlin held the position of Chief Financial Officer at MediSense, Inc., a Massachusetts-based medical device company. Mr. Catlin received his B.A. degree from the University of Virginia and M.B.A. from Babson College and is a Certified Public Accountant.

        Dr. Tibor Keler became Senior Vice President and Chief Scientific Officer of Celldex upon consummation of the Merger. Dr. Keler had been Celldex Research's Vice President, Research and Discovery and Chief Scientific Officer since May 2003. In addition, he was Senior Director of Preclinical Development and Principal Scientist at Medarex, Inc. from September 1993 to March 2004. While at Medarex, he was responsible for the development of Celldex's technology and products, as well as for the preclinical development and testing of numerous Medarex products now in Phase II clinical trials. Dr. Keler received his Ph.D. in Microbiology from the University of Pennsylvania.

        Thomas Davis, MD became Senior Vice President and Chief Medical Officer of Celldex upon consummation of the Merger. Dr. Davis was Vice President of Clinical Development and Chief Medical Officer of Celldex Research. Dr. Davis was formerly Chief Medical Officer at GenVec, and Senior Director of Clinical Science at Medarex. He has supervised clinical efforts in adult hematologic malignancies and marrow transplantation and therapeutic antibodies at the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI) and worked with Dr. Ron Levy on the development of rituximab and idiotype vaccines at Stanford University. Dr. Davis received his B.A.

degree in Biophysics from Johns Hopkins University, M.S. degree in Physiology from Georgetown University and his M.D. from Georgetown University School of Medicine.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Celldex's directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). These persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to such persons were satisfied, except for the filing of a Form 4 on September 23, 2008, which reported three transactions by an entity of which Dr. Rajesh Parekh was a related party, which took place between September 8 - 10, 2008. Dr. Parekh disclaimed beneficial ownership of those shares.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the extent possible that our business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct and Ethics is publicly available on our website at www.celldextherapeutics.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to our directors or executive officers, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.

The Board of Directors and Its Committees

        Board of Directors.    Celldex is currently managed by an eight member Board of Directors, a majority of whom are "independent" as that term is defined in the applicable NASDAQ listing standards. Our Board of Directors met nine times in 2008. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors (held during the period for which such directors served on the Board of Directors) and (ii) the total number of meetings of all committees of our Board of Directors on which the Director served (during the periods for which the director served on such committee or committees). Our annual meeting of stockholders is generally held to coincide with one of the Board's regularly scheduled meetings. Celldex does not have a formal policy requiring members of the Board of Directors to attend our annual meetings, although our directors typically attend the annual meeting. Each of the then current directors attended the 2008 annual meeting of stockholders.

        Audit Committee.    The Board of Directors has established an Audit Committee currently consisting of Larry Ellberger, Chairman, Harry H. Penner, Jr., and George O. Elston. Karen Shoos Lipton was also a member of the Audit Committee during a portion of 2008. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of our internal accounting controls. Each member of the Audit Committee is "independent" as that term is defined in the rules of the Securities and Exchange Commission and the applicable NASDAQ listing standards. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board has designated George O. Elston as an "audit committee financial expert," as defined under the applicable rules of the Securities and Exchange Commission and the applicable NASDAQ listing standards. The Audit Committee met eight times during 2008. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.celldextherapeutics.com.

        Compensation Committee.    The Board of Directors has established a Compensation Committee currently consisting of Dr. Rajesh B. Parekh, Chairman, Harry H. Penner, Jr. and Charles R. Schaller. During 2008, Karen Shoos Lipton and Larry Ellberger also were members of the Compensation Committee during a portion of 2008. The primary function of the Compensation Committee is to assist the Board in the establishment of compensation for the Chief Executive Officer and, upon his recommendation, to approve the compensation of other officers and senior employees and to approve certain other personnel and employee benefit matters. The Compensation Committee met four times during 2008. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.celldextherapeutics.com. Each member of the Compensation Committee is "independent" as that term is defined in the rules of the Securities and Exchange Commission and the applicable NASDAQ listing standards.

        Nominating and Corporate Governance Committee.    The Board of Directors has established a Nominating and Corporate Governance Committee consisting of Herbert J. Conrad, Chairman, Karen Shoos Lipton and Charles R. Schaller. The primary function of the Nominating and Corporate Governance Committee is to assist the Board in reviewing, investigating and addressing issues regarding Board composition, policy and structure; membership on Board committees; and other matters regarding the governance of Celldex. The Nominating and Corporate Governance Committee met once during 2008. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.celldextherapeutics.com. Each member of the Nominating and Corporate Governance Committee is "independent" as that term is defined in the rules of the Securities and Exchange Commission and the applicable NASDAQ listing standards.

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

        Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names and background to the Secretary of Celldex at the address set forth below under "Stockholder Communications." All such recommendations will be forwarded to the Nominating and Corporate Governance Committee, which will review and consider only such recommendations if appropriate biographical and other information is provided, as described below, on a timely basis. All securityholder recommendations for director candidates must be submitted to Celldex not less than 120 calendar days prior to the date on which Celldex's proxy statement is released to stockholders in connection with the Company's annual meeting, and must include the following information:

  •
  the name and address of record of the securityholder;

  •
  a representation that the securityholder is a record holder of Celldex's securities, or if the securityholder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934;

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

  •
  A description of any arrangements or understandings between the securityholder and the proposed director candidate; and

  •
  The consent of the proposed director candidate to be named in the proxy statement relating to Celldex's annual meeting of stockholders and to serve as a director if elected at such annual meeting.

        Assuming that appropriate information is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by Board members or other persons, as described above and as set forth in its written charter.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        We believe that the compensation of our executive officers should focus executive behavior on the achievement of near-term corporate targets as well as long-term business objectives and strategies. We reviewed the data reported in the 2007 executive compensation survey of over 400 biotechnology companies independently prepared by Aon-Radford but did not tie any aspect of compensation to any survey of peers. We believe that pay-for-performance compensation programs, which reward our executives when they achieve certain financial and business goals, create stockholder value and thus have emphasized company and individual performance in setting compensation. We use a combination of base salary, annual cash incentive compensation programs, a long-term equity incentive compensation program and a broad based benefits program to create a competitive compensation package for our executive management team. We describe below our compensation philosophy, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and our other executive officers, who are collectively referred to as our Named Executive Officers.

Administration and Objectives of Our Executive Compensation Program

        The Compensation Committee of the Board of Directors, which is comprised of non-employee directors, is responsible for establishing and administering the policies governing the compensation of Celldex's employees, including salary, bonus and stock option grants. The policy of the Compensation Committee is to compensate our employees with competitive salaries based on their level of experience and job performance. All permanent employees, including executive officers, are eligible for annual bonus awards based on achievement of Celldex's strategic corporate goals, and participation in our stock option program. The bonus awards and stock option grants are made in accordance with the Celldex Performance Incentive Plan and 2008 Stock Option and Incentive Plan. The Compensation Committee is also responsible for the administration of our 2004 Employee Stock Purchase Plan, in which employees participate on a voluntary basis.

        Our compensation committee has designed our overall executive compensation program to achieve the following objectives:

  •
  attract and retain talented and experienced executives

  •
  motivate and reward executives whose knowledge, skills and performance are critical to our success

  •
  provide a competitive compensation package that aligns the interests of our executive officers and stockholders by including a significant variable component which is weighted heavily towards performance-based rewards, based upon achievement of pre-determined goals

  •
  ensure fairness among the executive management team by recognizing the contributions each executive makes to our success

  •
  foster a shared commitment among executives by aligning Celldex's and their individual goals, and

  •
  compensate our executives to manage our business to meet our near-term and long-term objectives

        We use a mix of short-term compensation (base salaries and cash incentive bonuses) and long-term compensation (equity incentive compensation) to provide a total compensation structure that is designed to achieve these objectives. We determine the percentage mix of compensation structures that we think is appropriate for each of our executive officers. In general, the Compensation Committee believes that a substantial percentage of the compensation of our executive officers should be performance based. The Compensation Committee uses its judgment and experience and the recommendations of the chief executive officer (except for his own compensation) to determine the appropriate mix of compensation for each individual.

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

Executive Compensation Components

        In order to both attract and retain experienced and qualified executives to manage Celldex, the Compensation Committee's policy on executive compensation is to (i) pay salaries which are competitive with the salaries of executives in comparable positions in the biotechnology industry, and (ii) allow for additional compensation upon achievement of goals under the Performance Incentive Plan and through the appreciation of stock-based incentive awards. This policy is designed to have a significant portion of each executive's total compensation be tied to Celldex's progress in order to incentivize the executive to fully dedicate himself or herself to achievement of corporate goals, and to align the executive's interest with those of our stockholders through equity incentive compensation.

        Our executive compensation program is primarily composed of base salary, annual incentive cash compensation payable on an annual basis and equity compensation. In addition, we provide our executives with benefits that are generally available to our salaried employees, including medical, dental, group life and accidental death and dismemberment insurance, short- and long-term disability coverage and our 401(k) plan. Within the context of the overall objectives of our compensation programs, we determined the specific amounts of compensation to be paid to each of our executives in 2008 based on a number of factors including:

  •
  our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities

  •
  the roles and responsibilities of our executives

  •
  the individual experience and skills of, and expected contributions from, our executives

  •
  the amounts of compensation being paid to our other executives

  •
  our executives' historical compensation at Celldex

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

        Base salary.    Each executive officer (except the chief executive officer whose performance is reviewed by the Compensation Committee) has an annual performance review with the chief executive officer who makes recommendations on salary increases, promotions and stock option grants to the Compensation Committee. We have historically established base salaries for each of our executives based on many factors, including average salary increases expected in the biotechnology industry in the Boston, Massachusetts and central New Jersey areas, competition in the marketplace to hire and retain executives, experiences of our Board members and leadership team with respect to salaries and compensation of executives in similarly situated companies in our industry and other similar industries, as well as additional factors which we believe enables us to hire and retain our leadership team in an extremely competitive environment. Our compensation committee annually reviews salary ranges and individual salaries for our executive officers.

        Performance Incentive Plan.    We have designed our performance plan program to reward our executive officers upon the achievement of certain annual revenue, cash flow, research, clinical development, regulatory and business development goals, as approved in advance by our compensation committee and the board of directors. The bonus award is based on achievement of Celldex's corporate goals which are set at the beginning of each fiscal year and measured against performance at the end of the year by Celldex in accordance with the Performance Incentive Plan. The corporate goals were allocated between specific product and financial performance targets. Our performance plan emphasizes pay-for-performance and is intended to closely align executive compensation with achievement of certain operating results and an increase in stockholder value. The compensation committee and the board of directors communicate the bonus criteria to employees, including the named executive officers, at the beginning of the fiscal year. The performance goals and bonus criteria established by the compensation committee under the Performance Incentive Plan are designed to require significant effort and operational success on the part of our executives and Celldex for achievement. We measure such bonus criteria against actual operating results on an annual basis.

        Following the Merger, the Compensation Committee worked with management to set bonus goals for the Company for 2008. Among those goals were: post-Merger integration of programs, personnel and budgets; finalizing the license and development agreement transaction with Pfizer or obtaining financing to ensure sufficient cash reserves through the end of 2010; developing a 2008 and 2009 operational budget and obtaining Board approval; initiating at least two new INDs in cancer and infectious disease; development, and Board approval, of a plan to build a clinical pipeline of novel monoclonal antibodies; and announce clinical activities on three lead immunotherapy products. Following the end of 2008, the Compensation Committee determined that the Company had achieved at least 85% of its stated bonus objectives. In addition, the Compensation Committee determined that several additional achievements, namely the agreement in principle to out-license the CholeraGarde and ETEC programs, the agreement in principle to sell the poultry vaccine business, the sale of the Company's former interest in Select Vaccines, the acquisition of TLR assets from 3M Company and the on-going clinical development of those assets within three months of licensing-in resiquimod, as well as the progress of clinical development of CDX-110 with Pfizer, resulted in the Compensation Committee's determination that the Company's 2008 bonus pool should be be determined as if 100% of the goals for 2008 had been achieved.

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

        Equity compensation awards to our Named Executive Officers primarily consist of stock option awards. Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with Celldex. Stock options are earned on the basis of continued service to us and generally vest over four years, beginning with 25% vesting one year after the date of grant, then pro-rata vesting primarily quarterly or monthly thereafter. All historical option grants were made at what our Compensation Committee and Board of Directors determined to be the fair market value of our shares of our common stock on the respective grant dates.

        On January 6, 2009, the Board of Directors awarded 5,868 shares of restricted stock having a fair value of $50,000 to each of Messrs. Marucci, Catlin, Keler, Davis and Newbold based on the degree of success in 2008 of integrating the businesses of Celldex and AVANT following the Merger.

        In April 2007, we adopted an equity grant policy that formalizes how we grant equity awards by setting a regular schedule for grants, outlining grant approval requirements and specifying how awards are priced. We believe that this policy will enable us to avoid any option backdating issues or concerns that our awards were timed to precede or follow our release or withholding of material non-public information.

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

Summary Compensation Table

        The following summary compensation table reflects certain information concerning compensation for services in all capacities awarded to, earned by or paid during the years ended December 31, 2008, 2007 and 2006 to each person who served as Celldex's Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers employed by the Company as of December 31, 2008 and up to two additional executive officers who would have been among the most highly compensated executive officers had they been employed as of December 31, 2008 (collectively, the "Named Executive Officers").

Name and Principal Position	Years	Salary ($)	Bonus ($)(1)	Stock Awards ($)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Anthony S. Marucci(4)	2008	302,800	137,400	50,000	(5)	675,884	—	—	4,783	1,170,867
President and Chief	2007	—	—	—		—	—	—	—	—
Executive Officer	2006	—	—	—		—	—	—	—	—
Una S. Ryan, Ph.D.(6)	2008	235,358	—	—		1,309,096	—	—	1,336,368	2,880,822
Former President and Chief	2007	440,000	123,200	—		12,266	—	—	2,700	578,166
Executive Officer	2006	415,000	73,040	1,225,000	(7)	26,250	—	—	2,700	1,741,990
Avery W. Catlin	2008	262,170	57,700	50,000	(5)	156,570	—	—	3,483	529,923
Senior Vice President and	2007	251,121	35,818	—		15,615	—	—	2,700	305,254
Chief Financial Officer	2006	241,462	21,249	—		12,088	—	—	2,680	277,479
Tibor Keler., Ph.D.(8)	2008	250,000	96,600	50,000	(5)	675,884	—	—	3,822	1,076,306
Senior Vice President and	2007	—	—	—		—	—	—	—	—
Chief Scientific Officer	2006	—	—	—		—	—	—	—	—
Thomas Davis, M.D.(9)	2008	300,000	96,600	50,000	(5)	266,926	—	—	3,886	717,412
Senior Vice President and	2007	—	—	—		—	—	—	—	—
Chief Medical Officer	2006	—	—			—	—	—	—	—
Ronald C. Newbold, Ph.D.(10)	2008	250,000	62,500	50,000	(5)	172,237	—	—	4,134	538,871
Senior Vice President,	2007	—	—	—		—	—	—	—	—
Business Development	2006	—	—	—		—	—	—	—	—

(1)
The amounts in the Bonus column include annual bonus amounts earned in 2008, 2007 and 2006 under Celldex's Performance Incentive Plan.

(2)
The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement purposes for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with FAS 123(R), (excluding the impact of estimated forfeitures related to service-based vesting conditions), for awards pursuant the Celldex 2008 Stock Option and Incentive Plan, and thus may include amounts attributable to awards granted during and before 2008. Assumptions made in the calculation of these amounts are included in Note 3. These numbers reflect the 1-for-12 reverse stock split effected on March 7, 2008.

(3)
The amounts listed in the All Other Compensation column includes Celldex's matching contribution to the 401(k) Savings Plan of each named executive officer and premiums paid for life insurance under Celldex's nondiscriminatory group plan for each named executive officer. In addition, Dr. Ryan received a lump sum cash payment of $1,323,203, plus interest in the amount of $10,784, which was paid on November 8, 2008, as provided by her Severance Agreement.

(4)
Mr. Marucci joined Celldex on March 7, 2008 upon the consummation of the Merger. On September 25, 2008, Mr. Marucci became our President and CEO and his base salary was increased from $250,000 to $458,000 on an annualized basis.

(5)
On January 6, 2009, the Company's Board of Directors awarded to each of Messrs. Marucci, Catlin Keler, Davis and Newbold restricted shares of common stock having a value of $50,000 as a special payment for the successful integration in 2008 of the two companies post-Merger.

(6)
Dr. Ryan resigned from her position as President and Chief Executive Officer effective May 7, 2008.

(7)
This amount relates to the modification during 2006 of prior awards. See "Compensation Discussion and Analysis—Executive Compensation Components—Equity Compensation." The amount represents non-cash deferred compensation recognized under SFAS 123(R) as a result of the modification in September 2006 of Restricted Stock Unit awards made to Dr. Ryan in September 2003, November 2004 and September 2005 to provide that they vest in their entirety upon the earlier of the sale of AVANT or Dr. Ryan's retirement at or after age 65. Insofar as Dr. Ryan reached age 65 in 2006, under SFAS 123(R) the entire unamortized fair value of the modified awards ($1,225,000) had to be recognized in 2006 even though Dr. Ryan continued to be an executive officer of the Company. The Restricted Stock Unit awards made to Dr. Ryan were settled for stock on a one-for-one basis upon the consummation of the Merger on March 7, 2008.

(8)
Dr. Keler joined Celldex on March 7, 2008 upon the consummation of the Merger.

(9)
Dr. Davis joined Celldex on March 7, 2008 upon the consummation of the Merger.

(10)
Dr. Newbold joined Celldex on March 7, 2008 upon the consummation of the Merger. Dr. Newbold served as our Senior Vice President, Business Development, through December 31, 2008. He subsequently gave notice of his resignation.

Grants of Plan-Based Awards

        The following table provides information on stock options, restricted stock units and performance stock units granted in 2008, 2007 and 2006 to each of Celldex's Named Executive Officers. The numbers below reflect the 1-for-12 reverse stock split effected on March 7, 2008.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Market Price on Date of Grant (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Anthony S. Marucci	03/06/08		254,243				8.16	7.56	1,022,057
Una S. Ryan, Ph.D.	07/16/08		153,125				8.16	14.95	1,309,096
Avery W. Catlin	03/07/08		183,333				8.16	7.56	762,317
Tibor Keler, Ph.D.	03/06/08		254,243				8.16	7.56	1,022,057
Thomas Davis, M.D.	03/06/08		148,825				8.16	7.56	636,971
Ronald C. Newbold, Ph.D.(3)	03/06/08		107,485				8.16	7.56	457,886

(1)
The exercise price of the option awards differs from the market price on the date of grant. The exercise price is determined based on the average of the high and low price of Celldex's common stock on the date of grant, while the market price on the date of grant is the closing price of Celldex's common stock on that date.

(2)
The grant date fair value is generally the amount Celldex would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

(3)
Dr. Newbold served as our Senior Vice President, Business Development, through December 31, 2008. He subsequently gave notice of his resignation.

Outstanding Equity Awards

        The following table sets forth certain information regarding the stock option grants and stock awards to the Named Executive Officers of Celldex at the end of fiscal 2008. The numbers below reflect the 1-for-12 reverse stock split effected on March 7, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—DECEMBER 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Anthony S. Marucci(1)	193,525	60,718		8.16	03/06/2018
Una S. Ryan, Ph.D.	153,125	—		8.16	03/07/2011
Avery W. Catlin(2)	—	183,333		8.16	03/07/2015
Tibor Keler, Ph.D(3)	193,525	60,718		8.16	03/06/2018
Thomas Davis, M.D.(4)	34,454	114,371		8.16	03/06/2018
Ronald C. Newbold, Ph.D.(5)	20,025	87,460		8.16	03/06/2018

(1)
Options for 157,093 shares vested immediately and options for 97,150 shares vest over 24 months from the date of grant.

(2)
Options are exercisable in 25% annual increments beginning on the first anniversary of the date of grant.

(3)
Options for 157,093 shares vested immediately and options for 97,150 shares vest over 24 months from the date of grant.

(4)
Options for 24,761 shares vested immediately, options for 26,914 shares vest over 25 months from the date of grant and options for 97,150 shares vest 25% on the first anniversary of the date of grant and then pro-rata over the remaining 36-month vesting period.

(5)
Options for 14,211 shares vested immediately, options for 16,794 shares vest over 25 months from the date of grant and options for 76,480 shares vest 25% on the first anniversary of the date of grant and then pro-rata over the remaining 36-month vesting period. Dr. Newbold served as our Senior Vice President, Business Development, through December 31, 2008. He subsequently gave notice of his resignation.

Option Exercises and Stock Vested

        The following table sets forth certain information regarding the number of option exercises in fiscal 2008 and the number of shares of restricted stock issued under the Celldex 2008 Stock Option and Incentive Plan that vested in fiscal 2008 and the corresponding amounts realized by the Named Executive Officers of Celldex. The numbers below reflect the 1-for-12 reverse stock split effected on March 7, 2008.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Anthony S. Marucci	—	—	5,868	50,000
Avery W. Catlin	—	—	5,868	50,000
Tibor Keller, Ph.D.	—	—	5,868	50,000
Thomas Davis, M.D.	—	—	5,868	50,000
Ronald C. Newbold, Ph.D.	—	—	5,868	50,000

(1)
On January 6, 2009, the Board of Directors awarded 5,868 shares of restricted stock having a fair value of $50,000 to each of Messrs. Marucci, Catlin, Keler, Davis and Newbold based on the degree of success in 2008 of integrating the businesses of Celldex and AVANT following their merger. The stock awards were fully vested at grant.

Employment Agreements

        The Company became the sole shareholder of Celldex Research as the result of the Merger. Celldex Research was a party to employment agreements with each of Mr. Anthony Marucci, Dr. Tibor Keler, Dr. Thomas Davis and Dr. Ronald Newbold. Each of the employment agreements' initial terms had expired, but the agreements renewed automatically on a year-to-year basis absent notice of termination. Mr. Marucci had served as Celldex's Executive Vice President, Corporate Development, until his appointment as interim Chief Executive Officer in July 2008 and his appointment as CEO and President in September 2008 as further described below. While serving as Executive Vice President, Corporate Development, Mr. Marucci received an annual base salary of $250,000, subject to annual review and a bonus of up to 30% of base salary, plus a special weekly bonus upon his appointment as interim CEO. His salary was increased to $458,000 upon becoming CEO and President. Dr Keler serves as Celldex's Senior Vice President and Chief Scientific Officer and receives an annual base salary of $250,000, subject to annual review and a bonus of up to 30% of base salary. Dr. Davis serves as Celldex's Senior Vice President and Chief Medical Officer and receives an annual base salary of $300,000, subject to annual review and a bonus of up to 25% of base salary. In 2008, Dr. Newbold served as Celldex's Senior Vice President, Business Development, and received an annual salary of $250,000, subject to annual review and a bonus of up to 25% of base salary.

        Each of the Celldex Research employment agreements provided for the payment of severance benefits in connection with certain terminations of service. In the event the employee's service is terminated as a result of Celldex Research's non-renewal of the agreement, by the employee for "good reason" or otherwise by Celldex Research without cause, the employee would have been entitled to one year's severance pay, subject to reduction (in the case of a non-renewal termination only) if such employee finds alternative employment during that period. Each of the agreements also included a change of control termination right in favor of the employee that would have allowed the employee to receive benefits, including a lump-sum payment of one full year's salary, continued medical benefits for two years and the acceleration of options, if such employee terminated his employment within one year following the consummation of the merger.

        The agreements included customary non-competition and non-solicitation provisions that apply during the term of employment and for a period of one year thereafter in the case of a resignation by the employee without cause or a "for cause" termination of the employee by Celldex.

        The prior employment agreements that Celldex Research had with Messrs. Davis, Keler and Marucci have been terminated and are no longer in effect. Dr. Newbold gave notice that he is terminating his employment with Celldex Research effective March 1, 2009.

        In 2008, Mr. Catlin had an agreement with the Company under which he was eligible for a severance payment of twelve months' base salary, continuation of health insurance benefits for twelve months and 100% vesting of all stock option grants in the event of his termination following a change-of-control, as defined in the Company's Stock Option and Incentive Plan.

        As of October 19, 2007, Celldex Research and Dr. Robert F. Burns, Celldex Research's former CEO, entered into a separation and mutual release agreement under which Dr. Burns' employment was terminated, effective as of February 15, 2008. As severance, Celldex Research was obligated to pay to Dr. Burns the sum of GBP 33,333.33 per month for nine consecutive months, commencing with the first payment on March 15, 2008, and a payment of GBP 100,000.00 on December 15, 2008, in each case less applicable withholdings and other customary payroll deductions. Dr. Burns is also entitled to the continuation of benefits until February 15, 2010. All of Dr. Burn's stock options became fully exercisable on February 15, 2008, and he may exercise them for up to three years following that date. Dr. Burns and Celldex Research provided one another with mutual releases under the separation and mutual release agreement.

        Effective May 7, 2008, Dr. Una S. Ryan resigned from her position as the Company's President and Chief Executive Officer and we entered into a Separation and General Release Agreement with Dr. Ryan effective July 16, 2008 ("Ryan Separation Agreement"). The Ryan Separation Agreement provides, among other things, for: (i) a lump sum cash payment of $1,323,203, plus interest in the amount of $10,784.10, which is payable on November 8, 2008; (ii) a mutual general release; (iii) payment of insurance premiums under COBRA for 18 months; (iv) reimbursement of attorneys' fees up to $30,000 and (v) vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008). The remainder of Dr. Ryan's options terminated as of July 16, 2008, the date of the Ryan Separation Agreement and the date of Dr. Ryan's resignation from our Board of Directors.

        Prior to her resignation, the terms of Dr. Ryan's compensation were governed by the following employment agreement, which is no longer in effect. Dr. Ryan entered into an employment agreement with the Company (the "agreement"), which was amended and restated as of August 20, 1998, amended as of December 23, 2002, September 18, 2003 and again as of October 19, 2007. The term of the agreement would have been for 13 months from the effective date of the Merger, with rolling automatic one-year extensions. If prior to a change in control (as defined in the Company's Stock Option and Incentive Plan), Dr. Ryan's employment had been terminated by the Company without cause (as defined in the agreement), Dr. Ryan would have been eligible to receive a lump sum amount equal to one year's salary, at the rate then in effect, and continuation of group health plan benefits for a period of up to twelve (12) months. If within a year after a change in control, Dr. Ryan's employment had been terminated by the Company without cause or by Dr. Ryan for good reason (as defined in the agreement), or if a change in control had occurred within one (1) year after Dr. Ryan is terminated without cause by the Company, Dr. Ryan would have been entitled to receive a lump sum amount equal to three (3) times the base amount (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended) applicable to Dr. Ryan, less one dollar ($1.00). Such severance may have been further reduced to the extent necessary to preserve the Company's tax deduction. Further, if Dr. Ryan's employment had been terminated by the Company without cause or by Dr. Ryan for good reason at any time after the Merger, or Dr. Ryan resigned or was terminated by the Company or after the first anniversary of the Merger for any reason, the Company would have been required to pay Dr. Ryan a special retirement payment of $1,323,203.

        On July 23, 2008, the Company entered into an employment agreement ("Employment Agreement") with Anthony S. Marucci (the "Executive"). Mr. Marucci served as the Company's Executive Vice President, Corporate Development from March 7, 2008 and served as its Chief Executive Officer and President on an interim basis until September 25, 2008 when he was appointed as the Company's permanent Chief Executive Officer. The Employment Agreement provides, among other things, for: (i) an annual base salary of $250,000 (increased to $458,000 on September 25, 2008); (ii) an annual cash bonus in an amount established by the Company's Board of Directors; (iii) a weekly bonus of $3,992.31 during the period in which the Executive serves as interim Chief Executive Officer and President (which ended on September 25, 2008); (iv) a lump sum severance payment equal to 200% of the Executive's then-base salary (not including bonus) in the event that his employment is terminated without cause or he resigns "for good reason" (as defined in the Employment Agreement); and (v) accelerated vesting of any unvested Equity Awards (as defined in the Employment Agreement) and a lump sum cash payment equal to twenty four (24) times Executive's highest monthly base compensation (not including bonus) during the twenty-four month period prior to the date of termination plus the average of the annual discretionary bonuses (but not the bonuses received for serving as interim Chief Executive Officer) received by the Executive during the two full fiscal years prior to the date of termination in the event of termination without cause or resignation "for good reason" by the Executive within one year immediately following a Change in Control (as defined in the Employment Agreement). The Employment Agreement has an initial term through July 30, 2011 and shall automatically renew for additional one year terms unless either party gives ninety (90) days prior written notice of its intent not to renew.

        On January 6, 2009, the Company entered into employment agreements with Mr. Catlin and Drs. Davis, MD and Keler.

        The employment agreements between the Company and Messrs. Catlin, Davis and Keler provide, among other things, for: (i) annual base salary ($288,250 in the case of Mr. Catlin, $362,400 in the case of Dr. Davis, and $342,000 in the case of Dr. Keler); (ii) an annual discretionary bonus in an amount established by the Company's Board of Directors or the Compensation Committee thereof; (iii) a lump sum severance payment equal to 200% of the executive's then-base salary n the event that his employment is terminated without cause or he resigns "for good reason" (as defined in the employment agreement); and (iv) accelerated vesting of any unvested equity awards (as defined in the employment agreement) and a lump sum cash payment equal to twelve (12) times the executive's highest monthly base compensation (not including bonus) during the twenty-four month period prior to the date of termination plus the average of the annual discretionary bonuses received during the two full fiscal years prior to the date of termination in the event of termination without cause or resignation "for good reason" by the executive within one year immediately following a change in control (as defined in the employment agreement).

        The employment agreements have an initial term through December 31, 2011 and shall automatically renew for additional one year terms unless either party gives ninety (90) days prior written notice of its intent not to renew. The Company may terminate the employment agreements without cause, on 90-days' prior notice, or for cause, subject to a 30-day cure period in certain circumstances.

        On January 6, 2009, the Company also entered into an amended and restated employment agreement with Anthony S. Marucci, President and Chief Executive Officer, which removed references to his being "interim" Chief Executive Officer and President and conformed the initial term and other provisions so that they are coordinated with the employment agreements entered into and between the Company and Messrs. Catlin, Davis and Keler.

Pension Benefits

        None of our Named Executive Officers participate in qualified or nonqualified defined benefit plans sponsored by Celldex.

Nonqualified Deferred Compensation

        None of our Named Executive Officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination of Employment or Change in Control

        Certain of our Named Executive Officers have and had provisions in their employment agreements regarding severance upon certain termination events or acceleration of stock options in the event of a change of control of Celldex or termination following a change of control. These severance and acceleration provisions are described in "Employment Agreements," and certain estimates of these change of control benefits are provided in the tables below.

Anthony S. Marucci

        The following table describes the potential payments and benefits upon employment termination for Anthony S. Marucci, president and chief executive officer, as if his employment had terminated as of December 31, 2008, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation for no good reason	Voluntary resignation for good reason	Termination by Celldex not for cause	Termination by Celldex for cause	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following change of control(1)
Base salary	$—	$916,000	$916,000	$—	$916,000
Bonus	—	—	—	—	106,200
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	23,550	23,550	—	23,550
Total	$—	$939,550	$939,550	$—	$1,045,750

(1)
On change of control, the employee is generally entitled to a lump sum payment equal to twenty-four times the employee's highest monthly base salary payment over the prior twenty-four months plus the employee's average annual bonus over the prior twenty-month period.

Avery W. Catlin

        The following table describes the potential payments and benefits upon employment termination for Avery W. Catlin, chief financial officer, as if his employment had terminated as of December 31, 2008, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation for no good reason	Voluntary resignation for good reason	Termination by Celldex not for cause	Termination by Celldex for cause	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following change of control(1)
Base salary	$—	$576,500	$576,500	$—	$288,250
Bonus	—			—	46,759
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	16,838	16,838	—	16,838
Total	$—	$593,338	$593,338	$—	$351,847

(1)
On change of control, the employee is generally entitled to a lump sum payment equal to twelve times the employee's highest monthly base salary payment over the prior twenty-four months plus the employee's average annual bonus over the prior twenty-month period.

Tibor Keler, Ph.D.

        The following table describes the potential payments and benefits upon employment termination for Tibor Keler, Ph.D., chief scientific officer, as if his employment had terminated as of December 31, 2008, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation for no good reason	Voluntary resignation for good reason	Termination by Celldex not for cause	Termination by Celldex for cause	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following change of control(1)
Base salary	$—	$684,000	$684,000	$—	$342,000
Bonus	—	—	—	—	85,800
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	23,550	23,550	—	23,550
Total	$—	$707,550	$707,550	$—	$451,350

(1)
On change of control, the employee is generally entitled to a lump sum payment equal to twelve times the employee's highest monthly base salary payment over the prior twenty-four months plus the employee's average annual bonus over the prior twenty-month period.

Thomas Davis, M.D.

        The following table describes the potential payments and benefits upon employment termination for Thomas Davis, M.D., chief medical officer, as if his employment had terminated as of December 31, 2008, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation for no good reason	Voluntary resignation for good reason	Termination by Celldex not for cause	Termination by Celldex for cause	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following change of control(1)
Base salary	$—	$724,800	$724,800	$—	$362,400
Bonus	—	—	—	—	85,800
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	23,718	23,718	—	23,718
Total	$—	$748,518	$748,518	$—	$471,918

(1)
On change of control, the employee is generally entitled to a lump sum payment equal to twelve times the employee's highest monthly base salary payment over the prior twenty-four months plus the employee's average annual bonus over the prior twenty-month period.

Ronald C. Newbold, Ph.D.

        The following table describes the potential payments and benefits upon employment termination for Ronald C. Newbold, Ph.D., vice president, business development, as if his employment had terminated as of December 31, 2008, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation for no good reason	Voluntary resignation for good reason	Termination by Celldex not for cause	Termination by Celldex for cause	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following change of control(1)
Base salary	$—	$250,000	$250,000	$—	$250,000
Bonus	—	—	—	—	59,688
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	23,718	23,718	—	23,718
Total	$—	$273,718	$273,718	$—	$333,406

(1)
On change of control, the employee is generally entitled to a lump sum payment equal to twelve times the employee's highest monthly base salary payment over the prior twenty-four months plus the employee's average annual bonus over the prior twenty-month period.

Director Compensation

        Effective March 8, 2008, the following director non-equity compensation policy was adopted. Directors who are not employees of Celldex are each entitled to receive a retainer fee of $50,000 each fiscal year ("Annual Retainer"). The Chairman of the Board is entitled to receive an annual retainer fee of $40,000 in addition to his or her Annual Retainer and any retainer for committee service. The Chairperson of each committee of the Board of Directors is entitled to receive an annual retainer fee of $30,000 in addition to his or her Annual Retainer. Each committee member (other than the Chairperson of a committee) will receive an annual retainer of $20,000 in addition to his or her Annual

Retainer. Each Director who resides outside the United States shall receive an additional stipend of $20,000. Stipends and retainers are paid in advance on a quarterly basis. The Directors shall be reimbursed for necessary travel and business expenses as incurred but will not receive any additional fees for attending meetings or calls of the Board of Directors. As of February 20, 2009, the current independent directors had the following stock options outstanding: Charles R. Schaller—26,882, Herbert J. Conrad—29,879, Larry Ellberger—29,728, George O. Elston—29,879, Karen Shoos Lipton—29,728, Rajesh B. Parekh—29,879 and Harry H. Penner, Jr.—29,728.

        This table summarizes the annual cash compensation for Celldex's non-employee directors during 2008.

DIRECTOR COMPENSATION—2008

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Charles R. Schaller	139,000	—	79,496	—	—	—	218,496
Herbert J. Conrad	88,750	—	46,231	—	—	—	134,981
Larry Ellberger	83,000	—	75,089	—	—	—	158,089
George O. Elston	78,750	—	46,231	—	—	—	124,981
Karen Shoos Lipton	73,000	—	75,089	—	—	—	148,089
Dr. Rajesh B. Parekh	81,750	—	46,231	—	—	—	127,981
Harry H. Penner, Jr.	93,000	—	75,089	—	—	—	168,089

(1)
The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), (excluding the impact of estimated forfeitures related to service-based vesting conditions), for awards pursuant the Celldex 2008 Stock Option and Incentive Plan, and thus may include amounts attributable to awards granted during and before 2008 and 2007. Assumptions made in the calculation of these amounts are included in Note 3. These numbers reflect the 1-for-12 reverse stock split effected on March 7, 2008.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors was composed at various times during the year by the following five non-employee directors: Messrs. Rajesh B. Parekh, Harry H. Penner, Jr., Larry Ellberger and Charles R. Schaller and Ms. Karen Shoos Lipton. None of these Compensation Committee members was an officer or employee of Celldex during the year. No Compensation Committee interlocks between Celldex and another entity existed.

 COMPENSATION COMMITTEE REPORT*

        The Compensation Committee of Celldex has reviewed the Compensation Discussion and Analysis with management and based on a review of the Compensation Discussion Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Dr. Rajesh B. Parekh, Chairman
Harry H. Penner, Jr.
Charles R. Schaller

*
The foregoing report of the Compensation Committee is not to be deemed "filed" with the Securities and Exchange Commission (irrespective of any general incorporation language in any document filed with the Securities and Exchange Commission) or subject to Regulation 14A of the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into a document filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information as of December 31, 2008 regarding shares of common stock of Celldex that may be issued under our existing equity compensation plans, including Celldex's 2008 Stock Option and Incentive Plan (the "2008 Plan") and Celldex's 2004 Employee Stock Purchase Plan (the "2004 Plan"). Footnote (4) to the table sets forth the total number of shares of common stock of Celldex issuable upon the exercise of assumed options as of December 31, 2008, and of assumed options and warrants as of March 7, 2008, and the weighted average exercise price of these options and warrants.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	2,070,993	(3)	$8.39	885,391	(4)

(1)
Does not include any Restricted Stock as such shares are already reflected in Celldex's outstanding shares.

(2)
Consists of the 2008 Plan and the 2004 Plan.

(3)
Does not include purchase rights accruing under the 2004 Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period and reflects the 1-for-12 reverse stock split effected on March 7, 2008.

(4)
Includes shares available for future issuance under the 2004 Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of February 20, 2009 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company's current directors; (ii) each of the Named Executive Officers; (iii) the current executive officers; (iv) all of the executive officers and directors as a group; and (v) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's common stock.

        For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company's common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC's rules, shares of the Company's common stock issuable under options that are exercisable on or within 60 days after February 20, 2009 ("Presently Exercisable Options") are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

        The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 15,820,593 shares of common stock outstanding as of February 20, 2009 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity and reflects the 1-for-12 reverse stock split effected on March 7, 2008:

Name and Business Address of Beneficial Owners*	Amount and Nature of Beneficial Ownership(1)		Percentage of Common Stock(2)
Medarex, Inc.(3)	4,960,848	(4)	31.4%
Apax WW Nominees Ltd.	1,384,663		8.8
Pfizer Vaccines	781,250		4.9
Directors and Executive Officers
Charles R. Schaller	23,882	(5)	**
Herbert J. Conrad	23,879	(6)	**
Larry Ellberger	23,728	(7)	**
George O. Elston	23,879	(8)	**
Karen Shoos Lipton	24,061	(9)	**
Dr. Rajesh B. Parekh	23,879	(10)	**
Harry H. Penner, Jr.	23,728	(11)	**
Anthony S. Marucci	215,585	(12)	1.3
Una S. Ryan, Ph.D.	314,058	(13)	2.0
Avery W. Catlin	53,592	(14)	**
Tibor Keler, Ph.D.	215,585	(15)	1.3
Thomas Davis M.D.	70,941	(16)	**
Ronald C. Newbold, Ph.D.	113,353	(17)	**
All Directors and Executive Officers as a group (Consisting of 12 persons)	1,150,150	(18)	6.86%

*
Unless otherwise indicated, the address is c/o Celldex Therapeutics, Inc., 119 Fourth Avenue, Needham, Massachusetts 02494-2725.

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

(3)
The principal business address for Medarex, Inc., a New Jersey corporation ("Medarex") is 707 State Road, Princeton, New Jersey 08540.

(4)
Represents 4,960,848 shares of common stock which Medarex acquired as a result of the Merger. Medarex may be deemed to have sole voting power and the sole power to dispose of such shares of common stock. We have been advised that to the extent that the directors of Medarex may be deemed to share the power to vote (and direct the vote of) or dispose of (or direct the disposition of) such shares of common stock owned of record by Medarex, each such director disclaims beneficial ownership of the shares of common stock owned by Medarex.

(5)
Represents 3,000 shares of common stock owned directly by Mr. Schaller and 20,882 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 6,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20,

  2009. Does not include 4,960,848 shares of common stock owned by Medarex. Mr. Schaller is a director of Medarex and to the extent that by virtue of his role as director Mr. Schaller may be deemed to share the power to vote (and direct the vote of) or dispose of (or direct the disposition of) such shares of common stock owned of record by Medarex, Mr. Schaller disclaims beneficial ownership of the shares of common stock owned by Medarex.

(6)
Includes 23,879 shares of common stock issuable upon exercise of Presently Exercisable Options. Excludes 6,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(7)
Includes 23,728 shares of common stock issuable upon exercise of Presently Exercisable Options. Excludes 6,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(8)
Includes 23,879 shares of common stock issuable upon exercise of Presently Exercisable Options. Excludes 6,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(9)
Includes 333 shares of common stock owned directly by Ms. Lipton and 23,728 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 6,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(10)
Includes 23,879 shares of common stock issuable upon exercise of Presently Exercisable Options. Excludes 6,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(11)
Includes 23,728 shares of common stock issuable upon exercise of Presently Exercisable Options. Excludes 6,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(12)
Includes 5,868 shares of common stock owned directly by Mr. Marucci and 209,717 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 44,526 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(13)
Includes 153,125 shares of common stock issuable upon exercise of Presently Exercisable options. Includes 83,333 Restricted Stock Units, which are fully vested and were settled for stock on a one-for-one basis upon the consummation of the Merger on March 7, 2008. Includes 74,934 shares of common stock owned directly by Dr. Ryan and 2,666 shares owned by Dr. Ryan's husband, of which Dr. Ryan disclaims beneficial ownership. Dr. Ryan's employment with the Company terminated as of May 7, 2008 and she resigned from the Company's Board of Directors effective July 16, 2008. The information on the table is based solely upon data derived from publicly filed forms reporting her beneficial ownership and to the extent that this individual is no longer required to file forms reporting her beneficial ownership such information may not be correct.

(14)
Includes 7,759 shares of common stock owned directly by Mr. Catlin and 45,833 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 137,500 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(15)
Includes 5,868 shares of common stock owned directly by Dr. Keler and 209,717 shares of common stock issuable upon exercise Presently Exercisable options. Excludes 44,526 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(16)
Includes 5,868 shares of common stock owned directly by Dr. Davis and 65,073 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 83,752 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 20, 2009.

(17)
Includes 5,868 shares of common stock owned directly by Dr. Newbold and 107,485 shares of common stock issuable upon exercise of Presently Exercisable options. Dr. Newbold served as our Senior Vice President, Business Development, through December 31, 2008. He subsequently gave notice of resignation.

(18)
Please refer to footnotes 5 - 17.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        It is our policy that all employees and directors, as well as their family members, must avoid any activity that is or has the appearance of conflicting with Celldex's business interest. This policy is included in our Code of Business Conduct and Ethics. All directors and officers of Celldex complete a directors and officers questionnaire at the beginning of each year, in which they are asked to disclose family relationships and other related party transactions. Our Audit Committee must review and approve all related party transactions, as defined in Item 404 of Regulation S-K. Our Audit Committee's procedures for reviewing related party transactions are not in writing. In fiscal 2008, there were no related party transactions. Charles Schaller is an independent director of Medarex, Inc. which is a principal shareholder of the Company. Medarex also has contractual relationships with the Company. Mr. Schaller does participate in the review or approval of any matter in which Medarex has a material interest.

Director Independence

        For information on director independence, please see Item 10 above under the caption "The Board of Directors and Its Committees."

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Audit Committee approved the engagement of PricewaterhouseCoopers LLP as Celldex's independent registered public accounting firm for fiscal 2008 and the Company's stockholders ratified the appointment of PricewaterhouseCoopers LLP at the Annual Meeting of Stockholders on September 25, 2008.

Audit Fees

        Represents fees for professional services provided in connection with the audit of Celldex's annual audited financial statements and reviews of Celldex's quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings. Fees, including out of pocket expenses, for the fiscal year 2008 audit, including assurance services provided in connection with the assessment and testing of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, quarterly reviews of Forms 10-Q during fiscal year 2008 and in connection with the Merger completed in 2008 were $645,913.

Audit-Related Fees

        Audit-related fees are for assurance and other activities not explicitly related to the audit of Celldex's financial statements, and consisted principally of fees for consultations concerning financial accounting and reporting standards. There were no audit-related fees billed by PricewaterhouseCoopers LLP for fiscal 2008.

Tax Fees

        Tax fees are associated with tax compliance, tax advice, tax planning and tax preparation services. In 2008 and 2007, we engaged another public accounting firm to perform these services.

All Other Fees

        Other fees of $1,500 were billed by PricewaterhouseCoopers LLP in fiscal years 2008.

        The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to Celldex by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for Celldex if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

        The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining PricewaterhouseCoopers, LLP's independence and has determined that such services for fiscal years 2008, 2007 and 2006 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

        The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent registered public accountants the matters required in Auditing Standards No. 61, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants' communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the board of directors that the audit financial statements be included in the company's annual report of Form 10-K.

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

  (3)
  Exhibits:

No.	Description	Page No.
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	Incorporated by reference to Exhibit 2.1 of AVANT's Registration Statement on Form S-4 (Reg. N. 333-148291), filed December 31, 2007
2.2	Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.1 of AVANT's Current Report on Form 8-K filed December 12, 2000
2.3	First Amendment to Agreement and Plan of Merger, dated as of November 20, 2000, by and among AVANT, AVANT Acquisition Corp., and Megan Health, Inc.	Incorporated by reference to Exhibit 2.2 of AVANT's Current Report on Form 8-K filed December 12, 2000
3.1	Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.2 of AVANT's Registration Statement on Form S-4 (Reg. No. 333-59215), filed July 16, 1998
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Quarterly Report on Form 10-Q, filed May 10, 2002
3.5	Amended and Restated By-Laws of AVANT as of March 14, 2007	Filed herewith

No.	Description	Page No.
3.6	Certificate of Elimination of Series C-1 Junior Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 3.6 of AVANT's Annual Report on Form 10-K, filed March 16, 2005
3.7
	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of AVANT Immunotherapeutics, Inc. classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 3.1 of AVANT's Registration Statement on Form 8-A filed November 8, 2004
3.8	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.1 of AVANT's Current Report on Form 8-K filed on March 11, 2008
3.9	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation of AVANT	Incorporated by reference to Exhibit 3.2 of AVANT's Current Report on Form 8-K filed on March 11, 2008
4.1	Shareholder Rights Agreement dated November 5, 2004 between AVANT and EquiServe Trust Company, N.A. as Rights Agent	Incorporated by reference to Exhibit 4.1 of AVANT's Registration Statement on Form 8-A filed November 8, 2004
4.2	Amendment No. 1 to Shareholder Rights Agreement dated October 19, 2007 between AVANT and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) as Rights Agent	Incorporated by reference to Exhibit 10.1 of AVANT's Registration Statement on Form 8-A/A filed October 22, 2007
4.3	Amendment No. 2 to Shareholder Rights Agreement dated November 5, 2004, between AVANT and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), as Rights Agent	Incorporated by reference to Exhibit 10.1 of AVANT's Registration Statement on Form 8-A1G/A filed on March 7, 2008
†10.1	AVANT Immunotherapeutics, Inc. 2004 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to AVANT's Proxy Statement filed on April 19, 2004 pursuant to Section 14 (a) of the Exchange Act
10.2	Performance Plan of AVANT Immunotherapeutics, Inc.	Incorporated by reference to Exhibit 10.5 of AVANT's Annual Report on Form 10-K filed March 28, 2000
†10.3	Form of Agreement relating to Change of Control	Incorporated by reference to Exhibit 10.6 of AVANT's Annual Report on Form 10-K filed March 28, 2000
10.4	Commercial Lease Agreement of May 1, 1996 between AVANT and Fourth Avenue Ventures Limited Partnership	Incorporated by reference to Exhibit 10.11 of AVANT's quarterly report on Form 10-Q/A for the quarterly period ended June 30, 1996 (File No. 0-15006)

No.	Description	Page No.
10.5	Extension of Lease Agreement of May 1, 1997 between AVANT and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	Incorporated by reference to AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.6	Agreement between Lonza Biologics plc and AVANT dated as of April 19, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.11 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.7	Stock Purchase Agreement dated December 1, 2000 by and between AVANT and Pfizer Inc	Incorporated by reference to Exhibit 10.12 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.8	License and Royalty Agreement by and between Pfizer Inc, AVANT and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.13 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.9	Amendment to License and Royalty Agreement by and between Pfizer Inc, AVANT and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.14 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.10	Collaborative Research and Development Agreement by and between Pfizer Inc. and Megan Health, Inc. dated as of December 1, 2000, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.15 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.11	License Agreement between Virus Research Institute, Inc. and SmithKline Beecham PLC dated as of December 1, 1997, portions of which are subject to confidential treatment	Incorporated by reference to Exhibit 10.20 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.12	Amendment Agreement, dated January 9, 2003, between AVANT and SmithKline Beecham PLC	Incorporated by reference to Exhibit 10.21 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.13	License Agreement, dated as of January 31, 2003, by and between AVANT and Elan Drug Delivery Limited	Incorporated by reference to Exhibit 10.22 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.14	License and Clinical Trials Agreement, effective as of February 27, 1995, between Virus Research Institute, Inc. and the James N. Gamble Institute of Medical Research	Incorporated by reference to Exhibit 10.23 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.15	License Agreement, dated as of May 1, 1992, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Incorporated by reference to Exhibit 10.24 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002

No.	Description	Page No.
10.16	Amendment to License Agreement, dated July 23, 1993, by and between the President and Fellows of Harvard College and Virus Research Institute, Inc.	Incorporated by reference to Exhibit 10.25 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.17	Amendment to License Agreement, dated as of August 2, 2000, by and between the President and Fellows of Harvard College and AVANT	Incorporated by reference to Exhibit 10.26 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.18	License Agreement, dated as of November 25, 1988, by and among The Johns Hopkins University, Brigham and Women's Hospital and AVANT f/k/a T Cell Sciences, Inc.	Incorporated by reference to Exhibit 10.28 of AVANT's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002
10.19	Lease Agreement, by and between AVANT and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.1 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.20	Security Agreement, by and between AVANT and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.2 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.21
	Secured Promissory Note: Equipment Loan, by and between AVANT and the Massachusetts Development Finance Agency, dated as of December 22, 2003, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.3 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.22	Non-Exclusive License Agreement, by and between AVANT and AdProTech Ltd., dated as of March 10, 2004, portions of which are subject to a request for confidential treatment	Incorporated by reference to Exhibit 10.4 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.23	First Amendment to Lease by and between AVANT and DIV Needham 53 LLC dated November 29, 2005	Incorporated by reference to Exhibit 10.40 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10.24	Second Amendment to Lease by and between AVANT and the Massachusetts Development Finance Agency dated as of November 4, 2005	Incorporated by reference to Exhibit 10.41 of AVANT's Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10.25	Amendment Agreement to Purchase Agreement between AVANT and PRF Vaccine Holdings LLC, dated as of March 14, 2006	Incorporated by reference to Exhibit 10.1 of AVANT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

No.	Description	Page No.
10.26	Exclusive License Agreement dated February 1, 2003 by and between Thomas Jefferson University ("TJU") and Spliceomix, Inc.; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.27	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and Celldex; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.2 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.28	License Agreement dated September 1, 2006 by and between Duke University and Celldex; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.3 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.29	Assignment and License Agreement dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc., and Celldex., as amended; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.4 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.30
	Research and Commercialization Agreement dated as of April 6, 2004 by and among Medarex, Inc., Celldex and GenPharm International, Inc., as amended; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.5 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.31
	Termination Agreement dated December 21, 2005 by and between Corixa Corporation, a wholly owned subsidiary of GlaxoSmithKline and Lorantis Limited, a wholly owned subsidiary of Celldex; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.32	Clinical Trial Research Agreement dated April 5, 2004 by and between Duke University and Medarex, Inc., as amended on November 20, 2006; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.7 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.33	Sponsored Research Agreement dated as of May 1, 2004 by and between Duke University and Medarex, Inc.; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.8 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
10.34	Supply Agreement dated August 18, 2006 by and between Celldex and Biosyn; portions of which are subject to confidential treatment.	Incorporated by reference to Exhibit 10.9 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008

No.	Description	Page No.
10.35	Lease Agreement dated as of October 21, 2005 by and between Phillipsburg Associates, L.P. and Celldex.	Incorporated by reference to Exhibit 10.10 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.36	Employment Agreement dated as of May 15, 2006 by and between Celldex Research and Dr. Ronald Newbold.	Incorporated by reference to Exhibit 10.11 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.37	Separation and Mutual Release Agreement dated October 19, 2007 by and between Dr. Robert F. Burns and Celldex.	Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to AVANT's Registration Statement on Form S-4 (Reg. No. 333-148291), filed January 18, 2008
†10.38	AVANT Immunotherapeutics, Inc. 2008 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed by AVANT on October 22, 2007
10.39	License and Development Agreement dated as of April 16, 2008 between Celldex Therapeutics, Inc., a wholly-owned subsidiary of AVANT, and Pfizer Vaccines, LLC	Incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed by AVANT on May 30, 2008
10.40	Common Stock Purchase Agreement dated as of April 16, 2008 between AVANT and Pfizer Vaccines, LLC	Incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed by AVANT on May 30, 2008
†10.41	Separation and General Release Agreement effective July 16, 2008 by and between the Company and Una S. Ryan	Incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed by AVANT on July 18, 2008
†10.42	Employment Agreement, dated January 6, 2009, by and between Celldex Therapeutics, Inc. and Avery W. Catlin	Incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed by Celldex on January 8, 2009
†10.43	Employment Agreement, dated January 6, 2009, by and between Celldex Therapeutics, Inc. and Thomas Davis, MD	Incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed by Celldex on January 8, 2009
†10.44	Employment Agreement, dated January 6, 2009, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	Incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed by Celldex on January 8, 2009
†10.45	Amended and Restated Employment Agreement, dated January 6, 2009, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci.	Incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed by Celldex on January 8, 2009
*10.46	Research Collaboration and Commercialization Agreement effective October 20, 2006 between Celldex and the Ludwig Institute for Cancer Research	Filed herewith

No.	Description	Page No.
*10.47	Vaccine Adjuvant License and Collaboration Agreement dated on May 30, 2008 between Celldex and 3M Innovation Properties Company	Filed herewith
*10.48	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between Celldex Research and the University of Southampton	Filed herewith
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm of Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.)	Filed herewith
23.2	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm of Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.)	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith

*
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

†
Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.
Date February 26, 2009	By:	/s/ ANTHONY S. MARUCCI Anthony S. Marucci President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director	February 26, 2009
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer	February 26, 2009
/s/ CHARLES R. SCHALLER Charles R. Schaller	Director	February 26, 2009
/s/ HERBERT J. CONRAD. Herbert J. Conrad	Director	February 26, 2009
/s/ LARRY ELLBERGER Larry Ellberger	Director	February 26, 2009
/s/ GEORGE O. ELSTON George O. Elston	Director	February 26, 2009
/s/ KAREN SHOOS LIPTON Karen Shoos Lipton	Director	February 26, 2009
/s/ DR. RAJESH B. PAREKH Dr. Rajesh B. Parekh	Director	February 26, 2009
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	February 26, 2009