Form 10-Q
period 2009-03-31
Celldex Therapeutics, Inc.
filed 2009-05-08
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of May 4, 2009, 15,820,593 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q
Three Months Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$39,364,362	$44,257,286
Accounts and Other Receivables	1,077,107	1,826,685
Prepaid and Other Current Assets	1,397,361	992,473
Total Current Assets	41,838,830	47,076,444

Property and Equipment, Net	13,015,741	13,567,180
Intangible Assets, Net	2,131,623	2,472,440
Other Assets	6,496,643	6,677,171
Total Assets	$63,482,837	$69,793,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,497,573	$2,153,393
Accrued Expenses	4,358,929	3,841,159
Payable Due Medarex	2,957,248	2,957,248
Current Portion of Deferred Revenue	5,024,729	4,931,327
Current Portion of Long-Term Liabilities	213,464	218,459
Total Current Liabilities	14,051,943	14,101,586

Deferred Revenue	36,586,370	36,488,713
Other Long-Term Liabilities	1,054,323	1,069,257
Total Liabilities	51,692,636	51,659,556

Commitments and Contingent Liabilities (Notes 11 and 15)

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2009 and December 31, 2008	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 15,820,593 and 15,789,756 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008, respectively	15,821	15,790
Additional Paid-In Capital	138,033,698	136,661,181
Accumulated Other Comprehensive Income	2,593,577	2,605,726
Accumulated Deficit	(128,852,895)	(121,149,018)

Total Stockholders’ Equity	11,790,201	18,133,679

Total Liabilities and Stockholders’ Equity	$63,482,837	$69,793,235

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUE:
Product Development and Licensing Agreements	$1,501,847	$119,864
Contracts and Grants	139,343	27,534
Product Royalties	2,090,457	—

Total Revenue	3,731,647	147,398

OPERATING EXPENSE:
Research and Development	8,685,941	4,486,774
General and Administrative	3,341,253	3,032,758
Gain on Sale of Assets	(604,492)	—
Charge for In-Process Research and Development	—	14,755,908
Amortization of Acquired Intangible Assets	95,309	48,894

Total Operating Expense	11,518,011	22,324,334

Operating Loss	(7,786,364)	(22,176,936)

Investment and Other Income, Net	82,487	46,254

Net Loss	$(7,703,877)	$(22,130,682)

Basic and Diluted Net Loss Per Common Share (See Note 3)	$(0.49)	$(2.19)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 3)	15,818,946	10,127,435

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net Loss	$(7,703,877)	$(22,130,682)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	685,596	353,126
Amortization of Intangible Assets	95,309	48,894
Gain on Sale or Disposal of Assets	(598,428)	—
Stock-Based Compensation Expense	1,112,470	1,622,380
In-Process Research and Development	—	14,755,908
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	749,578	(4,987)
Prepaid and Other Current Assets	(404,888)	(110,026)
Other Assets	180,664	—
Accounts Payable and Accrued Expenses	111,950	1,265,405
Deferred Revenue	191,059	(107,372)
Other Long-Term Liabilities	30,595	616

Net Cash Used in Operating Activities	(5,549,972)	(4,306,738)

Cash Flows from Investing Activities:
Cash Acquired in the Acquisition of AVANT, Net of Transaction Costs	—	10,750,255
Restricted Cash Deposits	(136)	(435)
Acquisition of Property and Equipment	(140,321)	(12,498)
Proceeds from Sale or Disposal of Assets	850,100	—

Net Cash Provided by Investing Activities	709,643	10,737,322

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	10,078	—
Related Party Loan Due to Medarex	—	148,115
Payments of Other Long-Term Liabilities	(50,524)	(19,259)

Net Cash (Used in) Provided by Financing Activities	(40,446)	128,856

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12,149)	(50,426)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,892,924)	6,509,014

Cash and Cash Equivalents at Beginning of Period	44,257,286	4,909,530

Cash and Cash Equivalents at End of Period	$39,364,362	$11,418,544

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Merger	$—	$46,251,952
Shares Issued to Medarex in Settlement of a Payable	$—	$3,038,617
Unpaid Capitalized Merger Costs	$—	$150,441
Shares Issued to Executive Officers	$250,000	$—
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$52,398	$—

See accompanying notes to unaudited consolidated financial statements

CELLDEX THERAPEUTICS, INC.
Notes to Unaudited Consolidated Financial Statements

March 31, 2009

(1)                                Nature of Business and Overview

Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.) (the “Company” or “Celldex”) is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a portfolio of vaccines and targeted immunotherapeutics addressing a wide range of applications including oncology, infectious and inflammatory diseases. The portfolio includes a pipeline of therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a treatment to reduce complement-mediated tissue damage. The Company is advancing a pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. The Company’s lead programs are therapeutic cancer vaccines designed to instruct the patient’s immune system to recognize and destroy cancer cells. The Company further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in the Company’s license of a rotavirus strain to GlaxoSmithKline that was used in the development of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines addressed to cancer therapies, global health, human food safety and animal health. The Company’s product candidates address large market opportunities for which the Company believes current therapies are inadequate or non-existent.

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

The Company implemented a 1-for-12 reverse stock split of the Company’s common stock on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of Celldex (then AVANT), with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combination, (“SFAS 141”), even though Celldex (then AVANT) was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon the respective fair value of each with any excess deemed purchase price allocated to goodwill. The valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets that were non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 17 for additional information.

Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company as of the closing of the Merger. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at March 31, 2009 and for the period from the Merger through March 31, 2009.

The Company’s cash and cash equivalents at March 31, 2009 were $39,364,362. Its working capital at March 31, 2009 was $27,786,887. The Company incurred a loss of $7,703,877 for the three months ended March 31, 2009. Net cash used in operations for the three months ended March 31, 2009 was $5,549,972. The Company believes that cash inflows from existing grants and collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond March 31, 2010. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements.

During 2009, Celldex may take steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. The Company believes that its current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or evaluate a sale of all or a part of the Company.

(2)          Interim Financial Statements

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 include the consolidated accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the information contained herein reflects all adjustments that are necessary to fairly state the Company’s financial position at March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008. The Company’s financial conditions, results of operations and liquidity for the three months ended March 31, 2009 are not necessarily indicative of results for any future interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although the Company believes that the disclosures included, when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 are adequate to make the information presented not misleading. The accompanying December 31, 2008 consolidated balance sheet was derived from audited financial statements of Celldex, but does not include all disclosures required by U.S. GAAP.

(3)                               Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Celldex Therapeutics, Inc. and its direct and indirect wholly-owned subsidiaries: Celldex Research, Celldex Therapeutics, Ltd. (“Celldex Ltd”) and Megan Health, Inc. (“Megan”). All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At March 31, 2009, investments were primarily in money market mutual funds.

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

Fair Value of Financial Instruments

The Company enters into various types of financial instruments in the normal course of business. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. Receivables are concentrated in the pharmaceutical industry. Management considers the likelihood of market credit risk to be remote.

Accounts Receivable and Significant Customers

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts and other receivables consist of the following:

	March 31, 2009	December 31, 2008
Trade	$1,030,708	$1,690,029
Other	46,399	136,656
	$1,077,107	$1,826,685

At March 31, 2009 and December 31, 2008, trade receivables primarily consist of $937,131 and $1,431,382, respectively, due from Pfizer (see Note 10).

For the three months ended March 31, 2009, revenue from GlaxoSmithKline plc and Pfizer Inc represented 58% and 35%, respectively, of total Company revenue. For the three months ended March 31, 2008, certain customers represented more than 10% of total Company revenue. Such concentration was due to low levels of revenue in the period, and these customers in future periods are not expected to represent 10% or more of total Company revenue.

Long-Lived Assets

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

Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily property and equipment and intangible assets for potential impairment under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, (“SFAS 144”). The Company performs these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

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

If the Company believes an indicator of potential impairment exists, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows are less than its book value. The Company charges impairments of the long-lived assets to operations if its evaluations indicate that the carrying value of these assets is not recoverable. When the Company determines that the carrying value of intangible assets or long-lived assets is not recoverable, the Company may be required to record impairment charges for these assets that have not been previously recorded.  Management identified no indicators of impairment at March 31, 2009.

Accounting for Patent Costs

Patent costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain. Certain patent costs are reimbursed by the Company’s product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in the Company’s financial statements.

Interest Capitalization

The Company capitalizes interest cost as part of the historical cost of acquiring certain assets during the period of time required to get the asset ready for its intended use. The amount of capitalized interest is limited to the amount of interest incurred by the Company and has not been significant to the Company’s financial position or results of operations.

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

Intangible Assets

The Company has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the Merger and the acquisition of Lorantis Limited (“Lorantis”). These acquired intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 4.5 to 11 years. The determination of the amortization period involves estimates and judgments on management’s part. Any significant changes in the Company’s estimates or assumptions could impact the carrying value of acquired intangible assets. The Company evaluates the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with SFAS 144.

In January 2009, the Company sold its poultry vaccine assets and wrote off the remaining unamortized balance of the related developed technology intangible asset.  See Note 8 for additional information.

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if (i) the delivered item has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items and (iii) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

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

Revenue from contracts and grants, including U.S. government grants under Small Business Innovation Research (“SBIR”), is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government or the Company’s contractual partner. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize Celldex’s licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in the Company’s estimates or assumptions could impact its revenue recognition.

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

Acquired In-Process Research and Development

Acquired In-Process Research and Development (“IPR&D”) represents the fair value assigned to research and development projects that the Company acquires that have not been completed at the date of acquisition and which have no future alternative use. As described more fully below, on January 1, 2009, Company’s adopted SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”).  Prior to the adoption of SFAS 141(R), the Company expensed the fair value of IPR&D to research and development expense as of the acquisition date in accordance with SFAS 141.

The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and the Company’s competitors. The resulting net cash flows from such projects are based on management’s estimates of revenues, cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

If these projects are not successfully developed, the operations of the company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. The Company believes that the assumptions used in the Company’s IPR&D analysis were reasonable at the time of the respective acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated.

Clinical Research and Contract Manufacturing Accruals

Most of the Company’s clinical trials are performed by third-party contract research organizations (“CROs”) and certain clinical supplies are manufactured by contract manufacturing organizations (“CMOs”). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each study or manufacturing activity and the work completed, and upon information obtained from the CROs and CMOs.

Foreign Currency Translation

The financial statements of Celldex Ltd have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Revenues and expenses have been translated using the average exchange rate for the period. Translated gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income (loss). As of March 31, 2009 and December 31, 2008, the accumulated unrealized foreign exchange translation gains included in accumulated other comprehensive income were $2,593,577 and $2,605,726, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, (“SFAS 109”).  The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Quarterly, the Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Net Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share, (“SFAS 128”). The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options at March 31, 2009. Options to purchase 2,773,318 and 2,463,579 shares of common stock were not included in the March 31, 2009 and 2008 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”) established the standards for reporting and displaying comprehensive income (loss) in financial statements. Comprehensive income (loss) is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders.  The Company had a total comprehensive loss of $7,716,026 and $22,241,512 for the three months ended March 31, 2009 and 2008, respectively.  The difference between total comprehensive loss and net loss for the three months ended March 31, 2009 is due to unrealized foreign exchange translation losses.  The difference between total comprehensive loss and net loss for the three months ended March 31, 2008 is due to an unrealized equity investment loss and unrealized foreign exchange translation losses.

Stock-Based Compensation

The Company accounts for stock-based awards under SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated grant date fair values.

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

SFAS 123(R) did not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value of such options is periodically re-measured and income or expense is recognized during the vesting terms.

See Note 5 for additional information.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The Company has determined that it is engaged in one industry segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Management uses consolidated financial information in determining how to allocate resources and assess performance and reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Recent Accounting Pronouncements

SFAS 141(R) and SFAS 160:  On January 1, 2009, the Company adopted SFAS 141(R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS 160”), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. Due to the fact that the adoption of SFAS 141(R) and SFAS 160 are applicable to future acquisitions completed after January 1, 2009 and the Company did not have any business combinations this quarter, the adoption of SFAS 141(R) and SFAS 160 did not have an impact on the Company’s financial statements or results of operations.

EITF 07-1:  On January 1, 2009, the Company adopted EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, (“EITF 07-01”), which prescribes the accounting for collaborations existing after January 1, 2009. EITF 07-01 requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The adoption of EITF 07-1 did not have a material impact on the Company’s financial statements or results of operations as it relates to any joint operating activities under current collaborations. The Company will have to evaluate the impact of EITF 07-01 on future collaborations that the Company may enter into.

FSP No. FAS 142-3:  On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible under SFAS 142 and the period of expected cash flows used to measure fair value of the asset under SFAS 141 and other U.S. GAAP. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements or results of operations.

SFAS 162:  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of this standard will not have a material impact on the Company’s financial statements or results of operations.

EITF 03-6-1:  On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data). The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial statements or results of operations.

(4)          Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, (“SFAS 159”), for its financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.

SFAS 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash equivalents. As of March 31, 2009 and December 31, 2008, the Company held cash equivalents of $38,859,134 and $43,456,657 in money market funds, respectively.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at March 31, 2009 and December 31, 2008.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at March 31, 2009 and December 31, 2008.

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value of the loan payable and note payable approximates its carrying value at March 31, 2009.

 (5)         Stock-Based Compensation

As of March 31, 2009, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

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

During the three months ended March 31, 2009, the Company issued 1,497 shares under the 2004 ESPP Plan. No shares were issued during the three months ended March 31, 2008. At March 31, 2009, 8,388 shares were available for issuance under the 2004 ESPP Plan.

The current purchase period began on January 1, 2009. For the three months ended March 31, 2009, the Company calculated the stock-based compensation expense related to the 2004 ESPP Plan using the Black-Scholes model with the following assumptions: risk-free interest rate of .28%, expected term of six months, expected volatility rate of 98%, and no expected dividend yield.  Based on these assumptions, the stock-based compensation expense related to the 2004 ESPP Plan for the three months ended March 31, 2009 was not significant.

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

In connection with the Merger, the Company assumed the obligations of Celldex Research under Celldex Research’s 2005 Equity Incentive Plan (the “Celldex Research 2005 Plan”) and each outstanding option to purchase Celldex Research common stock (a “Celldex Research Stock Option”) granted under the Celldex Research 2005 Plan. Each Celldex Research Stock Option assumed by the Company is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Celldex Research 2005 Plan, shares of the Company’s common stock that have been adjusted consistent with the ratio at which the Company’s common stock was issued in exchange for Celldex Research’s common stock in the Merger. As of March 7, 2008, the Company assumed options to acquire 1,446,913 shares of its common stock at a weighted average exercise price of $8.35. The Celldex Research Stock Options generally vest over a two-to four-year period and the term of each option cannot exceed ten years from the date of grant. No additional awards will be issued under the Celldex Research 2005 Plan.

General Option Information

A summary of stock option activity under the 2008 Plan and the Celldex Research 2005 Plan for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2009	2,070,993	$8.39	8.69
Granted	702,325	8.51
Exercised	—	—
Canceled/forfeited	—	—
Expired	—	—

Outstanding at March 31, 2009	2,773,318	$8.42	8.40

Options Vested and Expected to Vest at March 31, 2009	2,556,553	$8.43	8.41
Options Exercisable at March 31, 2009	1,478,402	8.44	8.38
Options Available for Grant	143,841
Weighted Average Fair Value of Options Granted During the Quarter	$5.33

The aggregate intrinsic value of options outstanding at March 31, 2009 was $48,449.

Shares Issued to Executive Officers

In January 2009, the Company granted 29,340 shares of common stock from the 2008 Plan to its executive officers. The value of these shares was $250,000 on the grant date.

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and generally have four-year vesting terms from date of grant. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $28,983 and $16,440 related to non-employee consultant stock options for the three months ended March 31, 2009 and 2008, respectively.

Valuation and Expenses Information

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and employee stock purchases for the three months ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
	2009	2008
Research and development	$399,965	$980,457
General and administrative	712,505	641,923
Total stock-based compensation expense	$1,112,470	$1,622,380

Impact on basic and diluted net loss per common share	$(0.07)	$(0.16)

During the three months ended March 31, 2008, the Company entered into an Option Cancellation Agreement concurrent with a Stock Option Grant Agreement with Celldex Research employees. The Option Cancellation Agreement provided for the cancellation of all previously granted options under the Celldex Research 2005 Plan while the Stock Option Grant Agreement provided for the re-grant of stock options pursuant to the Option Cancellation Agreement. In addition, at the consumption of the Merger, all options to purchase former Celldex Research common stock then outstanding under the Celldex Research 2005 Plan were assumed by the Company and converted into options to purchase shares of the Company’s common stock. The number of shares subject to the outstanding awards and related exercise price was proportionately adjusted by the same exchange ratio as former Celldex Research shareholders received in accordance with the provisions of the Celldex Research 2005 Plan.

The Company considered both the re-grant of stock options and exchange of Celldex Research options into options to acquire shares of the Company’s common stock as a modification under the provisions of SFAS 123(R). The modification affected a total of 15 employees, including members of the Celldex Research board of directors. The total incremental compensation cost resulting from the modifications amounted to approximately $2.6 million, of which $0.9 million was related to vested awards and was recognized immediately as stock based compensation in the three months ended March 31, 2008.

As of March 31, 2009, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $5.2 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 3.00 years. The total fair value of employee and non-employee director stock options vested during the three months ended March 31, 2009 was $1,394,343.

The fair values of employee and non-employee director stock options granted during the three months ended March 31, 2009 and 2008 were valued using the Black-Scholes model with the following assumptions:

Three months ended March 31,
	2009	2008
Expected stock price volatility (employees)	68%	55-67%
Expected stock price volatility (non-employee directors)	—	57-67%
Expected option term (employees)	6.25 Years	3-6 Years
Expected option term (non-employee directors)	—	4-6 Years
Risk-free interest rate	1.85 – 2.67%	1.5-3.5%
Expected dividend yield	None	None

The Company used its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption in accordance with SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110 (“SAB 110”) for its employee and non-employee director stock options and employee stock purchases. The Company has concluded that its historical volatility is representative of expected future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 110 provides for a simplified method for estimating expected term for “plain-vanilla” options if a company meets certain criteria. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.  The Company has concluded that the Merger represents a significant structural change in its business and in the terms of its share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company has elected to follow the guidance of SAB 110 and has adopted the simplified method in determining expected term for all of its stock option awards. There were no stock options granted to non-employee directors during the three months ended March 31, 2009.

Forfeitures were estimated based on historical experience by applying a ten and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the three months ended March 31, 2009, respectively.

The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(6)          Retirement Savings Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was $40,000 and $27,715 for the three months ended March 31, 2009 and 2008, respectively.

(7)           Property and Equipment

Property and equipment includes the following:

	March 31, 2009	December 31, 2008
Laboratory Equipment	$2,445,404	$2,448,848
Manufacturing Equipment	1,510,189	1,507,806
Office Furniture and Equipment	1,104,160	1,085,549
Leasehold Improvements	12,568,567	12,564,529
Construction in Progress	177,851	70,796
Total Property and Equipment	17,806,171	17,677,528
Less Accumulated Depreciation and Amortization	(4,790,430)	(4,110,348)
	$13,015,741	$13,567,180

During the three months ended March 31, 2009, the Company disposed of, by sale or abandonment, property and equipment having a net book value of $6,164 and recorded a net loss of $6,064.  The Company had no disposals during the three months ended March 31, 2008.

Depreciation and amortization expense related to property and equipment was $685,596 and $353,126 for the three months ended March 31, 2009 and 2008, respectively.

(8)           Intangible and Other Assets

Intangible assets include the following:

	March 31, 2009				December 31, 2008
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Core Technology	4.5 - 11 years	$2,193,249	$(606,165)	$1,587,084	$2,193,249	$(530,778)	$1,662,471
Strategic Partner Agreement	8 years	629,499	(84,960)	544,539	629,499	(65,038)	564,461
Asset Held for Sale – Developed Technology	8 years	—	—	—	273,796	(28,288)	245,508
Total Intangible Assets		$2,822,748	$(691,125)	$2,131,623	$3,096,544	$(624,104)	$2,472,440

At December 31, 2008, the Company classified the intangible asset “developed technology” related to the Megan poultry vaccines as a long-lived asset to be disposed of by sale due to the Company’s negotiations with Lohmann Animal Health International (“LAHI”).  On January 9, 2009, the Company entered into a purchase agreement (“LAHI Agreement”) to sell its poultry vaccines assets to LAHI. Under the LAHI Agreement, LAHI paid an upfront fee of $850,000 and agreed to pay potential milestone payments.  The Company recorded a gain of $604,492 in the consolidated statement of operations related to the LAHI Agreement based on the upfront fee less the net book value of the related asset.

All of the Company’s intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $95,309 and $48,894 for the three months ended March 31, 2009 and 2008, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2009 and the five succeeding years and thereafter is as follows:

Year ending December 31,	Estimated Amortization Expense
2009 (remaining nine months)	$285,927
2010	381,236
2011	381,236
2012	305,653
2013	230,071
2014 and thereafter	547,500

Other long-term assets include the following:

	March 31, 2009	December 31, 2008
Deferred Sublicense Income Royalty Fees (Note 10)	$6,232,853	$6,413,515
Deposits	263,790	263,656
	$6,496,643	$6,677,171

(9)           Income Taxes

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

As of December 31, 2008, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $227,164,000 and $82,685,000, respectively, and federal and state research and development (“R&D”) credit carryforwards of approximately $10,425,000 and $6,972,000, respectively. The federal and state net operating loss and R&D credit carryforwards relate primarily to the acquisition of AVANT in the first quarter of 2008. The Company also has a wholly owned subsidiary with net operating losses of approximately $34,416,000. These combined losses and credits, which expire at various dates starting in 2009 and going through 2028, may be available to offset future federal, state and foreign income tax liabilities. Utilization of the NOL and R&D credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital and completed acquisitions through the issuance of capital stock on several occasions which may have resulted in one or more changes of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

The Company is currently undertaking a study to assess whether an ownership change occurred as a result of the Merger or whether there have been multiple ownership changes since the Company’s formation.  This study is not yet complete.  If the Company has experienced a change of control at any time since its formation, utilization of its NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitations known, no amounts are being presented as an uncertain tax position under FIN 48.

In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has orphan drug and research and development credits included in its deferred tax asset. The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits. The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Massachusetts, New Jersey and Missouri are the three states in which the Company primarily operates or has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2005, 2006, 2007 and 2008 (which has not yet been filed). Carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

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

As required by SFAS 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. Management has determined that it is more likely than not that Celldex will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2009 and December 31, 2008.

(10)         Significant Revenue Arrangements

Total revenue recognized in connection with contracts and arrangements with different organizations for the three months ended March 31, 2009 and 2008 was $3,731,647 and $147,398, respectively. A summary of the significant contracts and arrangements follows:

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

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. Under the PRF agreement, the Company retained 50% of Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% and 30% of the remaining balance payable to PRF and CCH, respectively. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense. For the three months ended March 31, 2009, the Company recognized product royalty revenue of $2,049,021 related to its retained interests in Rotarix® which is payable to CCH. For the three months ended March 31, 2008, the Company did not recognize any product royalty revenue from Glaxo.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to the Company from Glaxo, $750,000 of which the Company has retained under its agreement with PRF. In connection with the Company’s purchase accounting for the Merger, the present value of the Company’s retained amount, or $742,300, had been recorded as a current asset as of March 31, 2008. During the three months ended June 30, 2008, the Company also recorded $225,000 in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market during the three months ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. As of March 31, 2008, the Company recorded the expected present value of the $10 million milestone payment due from PRF of $9,053,200, the purchase accounting value assigned to the PRF milestone payment at the time of the Merger. During the three months ended September 30, 2008, the Company recognized the balance of $946,800 as other income in the consolidated statement of operations. The Company has received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for “non-patent” countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. The Company is currently evaluating the basis for Glaxo’s action and the Company’s potential remedies.  If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo’s position, the Company will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to Celldex, though the potential amount of such residual royalties will be lower if Glaxo’s position stands.

(B)  Pfizer Inc (“Pfizer”)

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

The Company has applied the provisions of EITF 00-21 and determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company’s deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model (“CAPM”). The $40,000,000 upfront payment was recorded as deferred revenue and this amount, less the $867,188 in excess fair value for the Company’s common stock discussed above, is being amortized over the 9.5-year performance period at a rate of $1,029,810 per quarter.

The agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model. For the three months ended March 31, 2009, the Company incurred and invoiced Pfizer $1,563,932 in reimbursable costs related to the Pfizer collaboration.

For the three months ended March 31, 2009, the Company recorded product development and licensing agreements revenue under this collaboration of $1,301,659. Of this amount, $1,029,810 was attributed to the amortization of the $40 million upfront payment and $271,849 was attributed to the $6,420,667 of cumulative reimbursable costs incurred by the Company through March 31, 2009 for which Pfizer is obligated to reimburse the Company.

In connection with the initial deliverables under the Pfizer Agreement as discussed further in Note 11, the Company has paid a sublicense fee of $2,365,174 to each of two research universities, Duke University (“Duke”) and Thomas Jefferson University (“TJU”), and paid TJU an additional license fee of $500,000. The Company paid an additional sublicense fee to TJU of $1,634,826 in October 2008. The Company has recorded a total of $6,865,173 of deferred sublicense income royalty fees to other assets in the consolidated balance sheets. These deferred costs are being amortized over the 9.5-year performance period at a rate of $180,663 per quarter. The Company has recognized $180,663 of these costs as royalty expense during the three months ended March 31, 2009. The unamortized balance of deferred costs at March 31, 2009 was $6,232,853.

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

(C)  Rockefeller University (“Rockefeller”) and Gates Grand Challenge Award

The Company is developing a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis. During the three months ended March 31, 2009, the Company recognized grant revenue from Rockefeller of $125,585. For the three months ended March 31, 2008, the Company did not recognize any grant revenue from Rockefeller.

(D)  Vaccine Technologies, Inc. (“VTI”)

On January 12, 2009, the Company entered into an Exclusive License and Development Agreement with VTI. Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex’s CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

(11)         Collaboration Agreements

Celldex has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, the Company has received licenses or options to license technology, specified patents or patent applications. During the three months ended March 31, 2009 and 2008, the Company expensed nonrefundable license fees of $308,250 and $6,667, respectively.

(A)  Medarex, Inc.

The Company and Medarex, a related party to the Company, have entered into an Assignment and License Agreement, as amended, (“Assignment and License Agreement”) that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology and a Research and Commercialization Agreement, as amended, (“Research and Commercialization Agreement”) which provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens. Under these agreements with Medarex, Celldex may be obligated to pay license fees, milestone payments and royalties relating to the development and regulatory approval of certain of its technologies.

Under the terms of the Research and Commercialization Agreement with Medarex, Celldex will be required to pay Medarex license fees to obtain commercial licenses for antibodies arising from research licenses granted by Medarex. Celldex will also be required to pay Medarex milestone payments with respect to the development of any products containing such licensed antibodies. These fees and milestones may total up to $7 to $10 million per licensed antibody if a product containing such licensed antibody receives approval from the FDA and/or equivalent foreign agencies. None of Celldex’s product candidates currently under development trigger such milestone payments. In general, potential milestone payments for Celldex’s antibody product candidates may or may not be triggered and may vary in size depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product candidate include:

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

To date, Celldex has not made any royalty payments on sales of any products and believes it is at least a number of years away from selling any products that would require Celldex to make any such royalty payments. Whether Celldex will be obligated to make milestone or royalty payments in the future is subject to the success of Celldex’s product development efforts and, accordingly, is inherently uncertain.

(B)  Rockefeller University

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

In connection with the Pfizer Agreement discussed in Note 10, the Company determined that $2,365,174 was payable to Duke as a sublicense fee. As agreed by Duke, at the Company’s option, 50% of this amount was paid to Duke in the form of 81,512 shares of the Company’s common stock in October 2008.

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

(E)  Alteris Therapeutics, Inc.

In October 2005, Celldex Research completed the acquisition of Alteris Therapeutics, Inc. (“Alteris”). Celldex may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of an EGFRvIII product.

(F)  Thomas Jefferson University

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

As discussed in Note 10, the Company paid a sublicense fee of $2,365,174 to TJU during the three months ended September 30, 2008 and paid an additional sublicense fee of $1,634,826 to TJU in October 2008.

(G)  3M Company (“3M Company”)

On June 11, 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company’s proprietary Immune Response Modifier, Resiquimod™, (and additional Toll-Like Receptor 7/8 agonists (“TLR”)) for clinical study with Celldex’s proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.

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

(H)  University of Southampton (“Southampton”)

In November 2008, the Company entered into an Exclusive Patent and Know-How License Agreement with the University of Southampton, UK, to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In pre-clinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with the Company’s other immunotherapies.

The Company paid Southampton a one-time upfront license fee which was charged to research and development expense during the three months ended December 31, 2008. The Company may be required to pay annual license fees and milestone payments to Southampton with respect to development of CD27. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

(I)   Amgen

In March 2009, the Company entered into a license agreement with Amgen to expand its Precision Targeted Immunotherapy Platform by acquiring exclusive rights to FMS-like tyrosine kinase 3 ligand (Flt3L) and CD40 ligand (CD40L).  Flt3L and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses.  The Company paid Amgen a one-time upfront license fee which was charged to research and development expense in the three months ended March 31, 2009. The Company may be required to pay milestone and royalty payments to Amgen with respect to development and commercialization of Flt3L and CD40L.

(12)                          Related Party Transactions

Medarex is a major shareholder of Celldex, owning approximately 31.4% of the Company’s outstanding common stock at March 31, 2009. The Company and Medarex have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

•                  An Assignment and License Agreement that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology;

•                  A Research and Commercialization Agreement that provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens;

•                  An Affiliation Agreement, which, among other things, detailed Medarex’s obligation to elect independent directors to the Company’s board of directors and contains certain restrictions on Medarex’s ability to acquire additional shares of the Company’s common stock and to sell shares of the Company’s common stock.  This agreement expired in April 2007;

•                  A Master Services Agreement, that sets forth Medarex’s agreement to provide the Company with certain services to be mutually agreed upon, which may include, among others, clinical and regulatory assistance.

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

The Company and Medarex entered into a settlement and mutual release agreement on October 19, 2007, whereby the parties agreed to a settlement with respect to a disputed return of capital related to certain unsuccessful initial public offering costs that were funded by Medarex on behalf of the Company in prior years. The Company issued to Medarex 351,692 of the Company’s shares equal in value to $3,038,617, based on the per share price of $8.64 set on the second trading day prior to the closing date of the Merger. Both parties have agreed to mutual releases under the settlement and mutual release agreement.

The Company has a payable due Medarex related to the Master Services Agreement of $2,957,248 at March 31, 2009 and December 31, 2008.

(13)                          Deferred Revenue

At March 31, 2009, deferred revenue associated with the Pfizer Agreement represented $41,381,463 of the total current and long-term deferred revenue of $41,611,099 at that date. As more fully discussed in Note 10, Pfizer made a $40 million upfront license payment, made a $10 million equity investment and agreed to reimburse the Company monthly for all costs incurred in connection with the collaborative effort on CDX-110. Through March 31, 2009, the Company has incurred and invoiced Pfizer for reimbursable costs in the amount of $6,420,667. In accordance with EITF 00-21, the Company determined that its performance obligations under the Pfizer Agreement should be accounted for as a single unit of accounting over the estimated 9.5-year period of expected performance by the Company under the Pfizer Agreement. Accordingly, the $40 million upfront license payment, less $867,188 allocated to the fair value of Pfizer equity investment, and the $6,420,667 for reimbursable costs have been deferred and are being recognized as revenue over the 9.5-year period on a straight-line basis utilizing the Contingency Adjusted Performance Model.

Expected future recognition of the deferred revenue balance at March 31, 2009 for each of the next five years and thereafter is as follows; remainder of 2009—$3,824,289, year 2010—$4,796,759,  years 2011 through 2013 per year—$4,795,092, and 2014 and thereafter—$18,604,775.

(14)                          Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2009	December 31, 2008
Deferred Rent	$331,766	$301,171
Loan Payable	669,709	686,254
Note Payable	266,312	300,291
Total	1,267,787	1,287,716
Less Current Portion
Deferred Rent	57,451	57,451
Loan Payable	46,239	49,954
Note Payable	109,774	111,054
Current Portion	213,464	218,459
Long-Term Portion	$1,054,323	$1,069,257

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

(A)  Loan Payable

Under the Lease Agreement, the Company received a Specialized Tenant Improvement Loan that accrues interest at a rate of 5.5% per annum to finance the build-out of its Fall River facility which was recorded as leasehold improvements. The Company is amortizing the leasehold improvements over the remaining expected lease term. Principal and interest payments on the loan are due monthly using an amortization period of 15 years.  At March 31, 2009, the Company has recorded a loan payable of $669,709 to MassDevelopment, of which $46,239 was classified as current and $623,470 as long-term.

(B)  Note Payable

Under the Secured Promissory Note, the Company issued a note payable to MassDevelopment that accrues interest at a rate of 5.5% per annum to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the “Loan”). The Loan has a term of 84 months and is collateralized by equipment with a net book value at March 31, 2009 of $331,790.  At March 31, 2009, the Company has recorded a note payable of $266,312 to MassDevelopment, of which $109,774 was classified as current and $156,538 as long-term.

The following table summarizes the Company’s approximate contractual obligations to MassDevelopment with respect to the loan and note payable at March 31, 2009:

	Loan Payable			Note Payable
	Principal	Interest	Total	Principal	Interest	Total
2009 (remaining nine months)	$33,400	$53,100	$86,500	$77,100	$41,000	$118,100
2010	51,500	74,300	125,800	144,000	33,200	177,200
2011	53,300	67,900	121,200	45,200	2,100	47,300
2012	55,200	61,500	116,700	—	—	—
2013	57,600	54,500	112,100	—	—	—
2014 and Thereafter	418,700	164,900	583,600	—	—	—
Total Obligation	$669,700	$476,200	$1,145,900	$266,300	$76,300	$342,600

(15)                          Commitments and Contingencies

(A)  Commitments for the Needham, Massachusetts Facility

In November 2005, the Company entered into a lease amendment that extended its lease of laboratory and office space in Needham, Massachusetts through April 2017 and reduced the Company’s leased space to approximately 35,200 square feet. Under this lease amendment, the Company is obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 plus certain common area maintenance (“CAM”) costs during the remaining lease term.

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

(C)  Commitments for the Philipsburg, New Jersey Facility

The Company leases approximately 20,000 square feet of office and laboratory space in Phillipsburg, New Jersey. The lease has an initial five-year term which expires in August 2011. Under the lease agreement, the Company is obligated to pay an annual rent of approximately $347,700 plus certain CAM costs.

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

The Company entered into a letter of credit facility with a national U.S. financial institution which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey.  The Company has recorded restricted cash related to this security deposit of $182,266 and $182,130 at March 31, 2009 and December 31, 2008, respectively, to other assets in the consolidated balance sheets.

(D)  Commitments for Operating Leases

Obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of March 31, 2009 are approximately as follows:

Year ending December 31,
2009 (remaining nine months)	$1,752,000
2010	2,598,000
2011	2,557,500
2012	2,352,000
2013	2,432,000
2014 and thereafter	7,815,700
Total minimum lease payments	$19,507,200

The Company’s total rent and CAM expense for all facility leases was $574,952 and $245,304 for the three months ended March 31, 2009 and 2008, respectively.

(16)                          Severance Arrangements

Dr. Ronald Newbold:  Ronald C. Newbold, former Senior Vice President, Business Development, resigned from his position effective March 1, 2009 pursuant to the provision of his employment agreement with Celldex Research that deems a resignation within the year following a change of control (in this case, the Merger) as a termination resulting from a change of control.  In accordance with Dr. Newbold’s employment agreement, the Company recorded severance expense during the three months ended March 31, 2009 of $356,104 related to (i) a lump-sum payment equal to one-year’s salary, (ii) a lump-sum payment equal to the average of his last two annual bonus amounts, and (iii) continuation of benefits through March 1, 2011.   In addition, the Company recorded stock-based compensation expense during the three months ended March 31, 2009 of $350,575 related to the acceleration of vesting of options to purchase 107,485 shares of Company common stock.

Dr. Una S. Ryan:  The Company and Dr. Una S. Ryan, former President and Chief Executive Officer of the Company, executed a separation agreement effective July 16, 2008 (the “Separation Agreement”) setting forth such terms regarding Dr. Ryan’s separation from the Company. The Separation Agreement provided, among other things, for: (i) a lump sum cash payment of $1,323,203, plus interest in the amount of $10,784; (ii) a mutual general release; (iii) payment of insurance premiums under COBRA for 18 months; (iv) reimbursement of attorneys’ fees up to $30,000 and (v) vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008). The remainder of Dr. Ryan’s options terminated as of July 16, 2008. The Separation Agreement also provided for Dr. Ryan’s resignation, effective July 16, 2008, from her position as a director of the Company and each of its subsidiaries.  In addition, the Company recorded stock-based compensation expense of $1.3 million to general and administrative expense for the fully vested options granted to Dr. Ryan in connection with the Separation Agreement in July 2008, when the criteria for establishing a grant date under SFAS 123(R) were met.

Dr. Robert F. Burns:  The Company and Dr. Robert F. Burns, former President and Chief Executive Officer of Celldex Research, entered into a separation and mutual release agreement dated as of October 19, 2007, under which (i) Dr. Burns’ employment was terminated effective February 15, 2008, (ii) the Company agreed to nine months of severance payments and continuation of benefits through February 15, 2010, (iii) all of Dr. Burns’ stock options became fully vested and exercisable through February 15, 2011, and (iv) Dr. Burns and the Company provided one another with mutual releases.  The Company recorded $1,014,017 in severance expense related to the separation and mutual release agreement during the three months ended December 31, 2007. In addition, stock-based compensation was adjusted for the modification of Dr. Burns’ stock option awards in accordance with SFAS 123(R).

At March 31, 2009, the Company has an accrual of $75,676 related to the remaining obligations for continuation of benefits under these severance arrangements.

(17)                          Merger of Celldex and Celldex Research

On March 7, 2008, Celldex (formerly AVANT Immunotherapeutics, Inc.) completed the Merger with Celldex Research (formerly Celldex Therapeutics Inc.) with Celldex Research being considered the accounting acquirer, even though Celldex (then AVANT) issued common stock and was the surviving legal entity in the transaction. The Company issued 8,309,420 shares of its common stock in exchange for all of the outstanding capital stock of Celldex Research, on the basis of 4.65 shares of Celldex (then AVANT) common stock for each share of Celldex Research common stock such that Celldex Research shareholders owned 58% of the Company’s common stock on a fully diluted basis and Celldex shareholders retained 42%. The Company also issued 351,692 shares having a value of $3,038,617 in settlement of a payable due Medarex. The purchase price of $47,570,867 represents the shares attributable to former AVANT shareholders and consisted of (i) the 6,265,889 shares outstanding of Celldex (then AVANT) common stock on the effective date of the Merger valued at $46,875,372 and (ii) estimated transaction costs totaling $695,495.

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

The values assigned to IPR&D relate to the development of a typhoid-ETEC-cholera combination travelers vaccine, a cholesterol management vaccine, and the CDX-1135 (formerly TP10) complement inhibitor in the amounts of $7.8 million, $0.9 million and $6 million, respectively. Each of these three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The Company expects to incur approximately $16.2 million to move these projects to the point of out-licensing them to third parties. The estimated revenues from the typhoid-ETEC-cholera vaccine, the cholesterol management vaccine, and CDX-1135 are expected to be generated beginning in 2014, 2015 and 2014, respectively. A discount rate of 29% was used to value these projects, which the Company believes to be commensurate with the stage of development and the uncertainties in the economic estimates described above. The resulting net cash flows for these projects were based on management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project and the net cash flows reflect assumptions that would be used by market participants.

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

As of March 31, 2009, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that the Company and its collaborators will be able to develop, manufacture and commercialize these products before the Company’s competitors. If these products are not successfully developed and do not become commercially viable, the Company’s financial condition and results of operations could be materially affected.

The following unaudited pro forma financial summary is presented as if the operations of Celldex and Celldex Research were combined as of January 1, 2008. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities. The following pro forma financial summary includes charges for in-process research and development of $14,755,908 for the three months ended March 31, 2008, which are material non-recurring charges.

Three Months Ended March 31,	2008
Revenue	$1,642,765
Net loss	(23,971,415)
Basic and diluted net loss per share	(1.61)

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

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

•                  the strategies and business plans of our partners, such as Pfizer’s plans for CDX-110, GlaxoSmithKline’s plans with respect to Rotarix® and Vaccine Technologies’ plans concerning the CholeraGarde® (Peru-15) and ETEC E. coli vaccines, which are not within our control, and our ability to maintain strong, mutually beneficial relationships with those partners;

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and other reports that Celldex files with the Securities and Exchange Commission.

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

The Company implemented a 1-for-12 reverse stock split of the Company’s common stock on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

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

As of March 31, 2009, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that the Company and its collaborators will be able to develop, manufacture and commercialize these products before the Company’s competitors. If these products are not successfully developed and do not become commercially viable, the Company’s financial condition and results of operations could be materially affected. See Note 17 to the Company’s unaudited consolidated financial statements for additional information.

Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which, during the historical periods presented in the accompanying consolidated financial statements, was majority-owned by Medarex, Inc. (“Medarex”). Following the Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at March 31, 2009 and for the period from the Merger through March 31, 2009. The financial condition, results of operations and liquidity of the Company as of the three months ended March 31, 2009 and 2008 may not be indicative of the Company’s future performance or reflect what the Company’s financial conditions, results of operations and liquidity would have been had the Merger been consummated as of January 1, 2008, or had the Company operated as a separate, stand-alone entity during the periods presented.

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

The expenditures that will be necessary to execute Celldex’s business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take five years or more, and for total development costs to exceed $100 million for each product candidate. Celldex estimates that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

An element of Celldex’s business strategy is to pursue the research and development of a broad portfolio of product candidates. This is intended to allow Celldex to diversify the risks associated with its research and development expenditures. As a result, Celldex believes its future capital requirements and its future financial success are not substantially dependent on any one product candidate. To the extent Celldex is unable to maintain a broad range of product candidates, Celldex’s dependence on the success of one or a few product candidates increases.

Celldex’s product candidates also have not yet received FDA regulatory approval, which is required before Celldex can market them as therapeutic or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that Celldex’s clinical data establish safety and efficacy. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs, biologics and vaccines have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Furthermore, Celldex’s business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of Celldex’s product candidates. In the event that third parties take over the clinical trial process for one of Celldex’s product candidates, the estimated completion date would largely be under control of that third party rather than Celldex. Celldex cannot forecast with any degree of certainty which proprietary products, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect Celldex’s development plan or capital requirements. Celldex’s programs may also benefit from subsidies, grants, contracts or government or agency-sponsored studies that could reduce Celldex’s development costs.

As a result of the uncertainties discussed above, among others, Celldex is unable to estimate the duration and completion costs of its research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. Celldex’s inability to complete its research and development projects in a timely manner or its failure to enter into collaborative agreements, when appropriate, could significantly increase its capital requirements and could adversely impact its liquidity. These uncertainties could force Celldex to seek additional, external sources of financing from time to time in order to continue with its business strategy. Celldex’s inability to raise additional capital, or to do so on terms reasonably acceptable to it, would jeopardize the future success of its business. During the past five years through the end of 2008, Celldex incurred an aggregate of $55.7 million in research and development costs. During the three months ended March 31, 2009, Celldex incurred an aggregate of $8.7 million in research and development costs.

CURRENT PROGRAMS AND PARTNERSHIPS

Technology	Product	Indication/Field	Partner	Status

ONCOLOGY	CDX-110	Glioblastoma multiforme	Pfizer	Phase 2b
	CDX-1307	Colorectal, bladder, pancreas, ovarian and breast tumors	—	Phase 1
	CDX-1401	Multiple solid tumors	—	Pre-clinical
	CDX-1127	Immuno-modulation, multiple tumors	—	Pre-clinical

INFLAMMATORY DISEASE	CDX-1135(formerly TP10)	Transplantation Renal disease	— —	Phase 1/2 Pre-clinical
	CDX-1189	Renal disease	—	Pre-clinical

INFECTIOUS DISEASE	CholeraGarde®	Cholera	Vaccine Technologies/IVI	Phase 2b
	Ty800	Typhoid fever	NIH	Phase 2
	ETEC	Enterotoxigenic E coli infection	Vaccine Technologies/NIH	Phase 1
	CDX-2401	HIV	Rockefeller University	Pre-clinical

MARKETED PRODUCTS	Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

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

EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as breast, ovarian, prostate, colorectal, and head & neck cancer. With our partner, Pfizer Inc. (“Pfizer”), we are currently pursuing the development of CDX-110 for GBM therapy and plan to expand the clinical development into other cancers through additional clinical studies.

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

B.                                    Inflammatory Disease Development Programs

CDX-1135 (formerly TP10):  We have been developing immunotherapeutics that inhibit a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. Our lead compound, CDX-1135, a soluble form of naturally occurring Complement Receptor 1, has effectively shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (“AMD”), atypical Hemolytic Uremic Syndrome (“aHUS”) and myasthenia gravis. We are currently defining the most appropriate clinical development path for CDX-1135 and are focusing on rare disease conditions of unregulated complement activation as the fastest route to FDA approval.

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

C.                                    Infectious Disease Development Programs

CholeraGarde® Vaccine:  CholeraGarde® is designed to be a safe, effective single-dose, oral cholera vaccine. Our partner, the International Vaccine Institute (“IVI”) is presently conducting a Phase 2 clinical trial of CholeraGarde in Bangladesh, with plans to sponsor additional Phase 2 studies in India and Thailand beginning in the first half of 2009, followed by Phase 3 field studies.

ETEC Vaccine:  In November 2007, we entered into an agreement with the Division of Microbiology and Infectious Diseases of the NIAID, whereby NIAID is sponsoring a Phase 1 study of Celldex’s investigational single-dose, oral vaccine designed to offer combined protection against both enterotoxigenic Escherichia coli (ETEC) and cholera. In June 2008, NIAID initiated the Phase 1 trial of the ETEC vaccine candidate at Cincinnati Children’s Hospital Medical Center.

In January 2009, we entered into an Exclusive License and Development Agreement with Vaccine Technologies, Inc. (“VTI”). Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex’s CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

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

CDX-2401:  The Company is also using its APC Targeting Technology™ to develop vaccines against infectious disease. The lead program is CDX-2401, an APC Targeting prophylactic vaccine, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller University in New York City, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and the Company, with its collaborators, plans to file an IND for Phase 1 clinical studies in the second half of 2009.

D.                                    Marketed Products

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to GlaxoSmithKline (“Glaxo”). All of the ongoing development for this program is being conducted and funded by Glaxo. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product. Glaxo subsequently launched Rotarix® in additional Latin American and Asian Pacific countries during 2005 - 2007. Additionally, Glaxo filed for market approval with the European regulatory authorities in late 2004, which triggered a $2 million milestone payment to the Company. In February 2006, the European Commission granted approval of Rotarix® in the European Union, which triggered a $4 million milestone payment from Glaxo. On April 3, 2008, Rotarix® received approval from the FDA for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment from Glaxo, of which $750,000 was retained by the Company. We licensed-in the rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix® (see Note 10 of our consolidated financial statements). The market launch of Rotarix® by Glaxo in the U.S. market during the three months ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

In September 2006, we received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo’s position, we will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to the Company, though the potential amount of such residual royalties will be lower if Glaxo’s position stands.

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

TECHNOLOGY LICENSING

We have adopted a business strategy of out-licensing technology and programs that do not match our development focus or where we lack sufficient resources for the technology’s or program’s efficient development or where certain uses of the technology are outside of our focus. For example, when the Company acquired Megan, it entered into a licensing agreement in December 2000 with Pfizer’s Animal Health Division to leverage the value of Megan’s oral vaccine technology in a significant market opportunity (animal health and human food safety) outside of the Company’s own focus on human health care. Under this Pfizer agreement, we may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. We may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement.

Similarly, in January 2009, we sold our poultry vaccines assets, consisting of Megan®Vac 1 and Megan®Egg, to LAHI and out-licensed our CholeraGarde® and ETEC vaccine programs to VTI.

RESULTS OF OPERATIONS

The financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research (then Celldex). Following the Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. The results of operations of Celldex (then AVANT) are included in the results of operations of the Company beginning March 8, 2008. The discussions of results of operations, liquidity and capital resources below are of the combined companies for the period March 8, 2008 to March 31, 2008 and for the three-month period ended March 31, 2009 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008.

Three-Month Period Ended March 31, 2009 as Compared
with the Three-Month Period Ended March 31, 2008

The Company reported a consolidated net loss of $7,703,877, or $0.49 per share, for the first three months ended March 31, 2009, compared with a net loss of $22,130,682, or $2.19 per share, for the first three months ended March 31, 2008. The net loss for the three months ended March 31, 2008 includes a one-time non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger. The weighted average common shares outstanding used to calculate net loss per common share was 15,818,946 for the three months ended March 31, 2009 compared to 10,127,435 for the three months ended March 31, 2008.

Revenue:  Total revenue for the three months ended March 31, 2009 increased $3,584,249 to $3,731,647 from $147,398 for the three months ended March 31, 2008.

Product development and licensing agreement revenue for the three months ended March 31, 2009 increased $1,381,983 to $1,501,847 from $119,864 for the three months ended March 31, 2008 primarily due to the recognition of $1,301,659 of Pfizer deferred revenue. For the three months ended March 31, 2009 and 2008, the Company recognized $116,538 of revenue under the Corixa termination agreement.

Contract and grant revenue for the three months ended March 31, 2009 increased $111,809 to $139,343 from $27,534 for the three months ended March 31, 2008 primarily due to $125,525 in vaccine development work billable to Rockefeller in 2009. Primarily under an SBIR grant, the Company recognized $27,534 in contract and grant revenue during the first quarter of 2008 for work performed.

Product royalty revenue for the three months ended March 31, 2009 of $2,090,457 was related to the Company’s retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in research and development expense by the Company. There was no product royalty revenue for the three months ended March 31, 2008.

Operating Expense:  Total operating expense for the three months ended March 31, 2009 decreased $10,806,323 to $11,518,011 from $22,324,334 for the three months ended March 31, 2008. Operating expense for the three months ended March 31, 2009 and 2008 includes a one-time gain of $604,492 from the sale of assets and a non-cash charge of $14,755,908 for purchased in-process research and development related to the Merger, respectively.

Research and development expenses consist primarily of (i) personnel expenses, (ii) supply expenses relating to the development of Celldex’s technology, (iii) facility expenses related to Celldex’s three facilities, (iv) product development expenses associated with Celldex’s product candidates, and (v) license fees on in-licensed technologies and royalty fees on out-licensed programs. Research and development expense for the three months ended March 31, 2009 increased $4,199,167 to $8,685,941 from $4,486,774 for the three months ended March 31, 2008. The changes relate primarily to the Merger of the two companies and to costs associated with the following:

•                  Personnel expenses for the three months ended March 31, 2009 increased $471,973 to $2,542,236 from $2,070,263 for the three months ended March 31, 2008. The increase was primarily due to significantly higher headcount as a result of the Merger offset by a decrease of $580,492 in stock-based compensation expense. Personnel costs primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. Celldex expects personnel costs to increase as it continues to increase its product development pipeline, add new product candidates to its preclinical programs and increase its research and development activities.

•                  Supply expenses for the three months ended March 31, 2009 increased $257,279 to $596,001 from $338,722 for the three months ended March 31, 2008. The increase primarily relates to increased research and development activities as a result of the Merger. Supply expenses include laboratory materials and supplies, services, and other related expenses. Celldex expects to incur increased supply expenses as a result of increased research and development activities.

•                  Facility expenses for the three months ended March 31, 2009 increased $622,565 to $1,248,177 from $625,612 for the three months ended March 31, 2008. The increase primarily relates to the combination of expenses for three facilities (Phillipsburg, NJ and Needham and Fall River, MA) as a result of the Merger. Facility costs include depreciation and amortization, utilities, rent, maintenance, and other related expenses. Celldex expects to incur increased facility costs as a result of continued capital expansion.

•                  Product development expenses for the three months ended March 31, 2009 increased $407,165 to $1,476,988 from $1,069,823 for the three months ended March 31, 2008. The increase primarily relates to expansion of Celldex’s clinical trials for CDX-110 and CDX-1307. Product development costs include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. Celldex expects expenses related to clinical trials to increase in the future as it continues to develop its therapeutic product pipeline and bring forward new product candidates into clinical development.

•                  License and royalty fee expenses for the three months ended March 31, 2009 increased $2,531,267 to $2,537,934 from $6,667 for the three months ended March 31, 2008. The increase primarily relates to sublicense income royalty fees expense on out-licensed programs paid and recognized to CCH, Duke and TJU during the three months ended March 31, 2009. Celldex expects expenses related to license and royalty fees to increase in the future.

General and administrative expense for the three months ended March 31, 2009 increased $308,495 to $3,341,253 from $3,032,758 for the three months ended March 31, 2008. The increase was primarily attributed to cash severance costs of $356,104 and severance-related stock-based compensation expense of $350,575 incurred during the three months ended March 31, 2009.  The effect of this increase was partially offset by a decrease in consultant expense of $541,561 during the three months ended March 31, 2009.  The Company expects general and administrative expense to continue to increase in 2009 as the Company adds infrastructure to support its therapeutic product pipeline and new product candidates.

Amortization expense of acquired intangible assets for the three months ended March 31, 2009 increased $46,415 to $95,309 from $48,894 for the three months ended March 31, 2008. The increase was a result of the intangible assets acquired in connection with the Merger. The Company expects amortization expense of acquired intangible assets to remain relatively consistent in 2009 due to the estimated lives of the Company’s acquired intangible assets.

Investment and Other Income, Net:  Interest and other income for the three months ended March 31, 2009 increased $36,233 to $82,487 from $46,254 for the three months ended March 31, 2008. The increase was due to higher average cash balances in 2009, offset in part by lower average interest rates in 2009. The Company anticipates interest income to decrease during the remainder of 2009 compared to 2008, due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of operations. The Company also expects the yields in our investment portfolio to decrease during 2009 as a result of lower short term market interest rates in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $39,364,362. The Company’s cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market mutual funds with commercial banks and financial institutions. The Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses with respect to such cash balances.

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

In 2009, the Company may take steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. We believe that our current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or evaluate a sale of all or part of the Company.

Cash Flows from Operating Activities

Net cash used in operating activities was $5,549,972 for the three months ended March 31, 2009 compared to $4,306,738 for the three months ended March 31, 2008. The increase in net cash used in operating activities was primarily attributed to an increase in net loss, net of stock-based compensation expense and IPR&D, and a decrease in accounts payable and accrued expenses.  The result of these fluctuations was partially offset by a decrease in accounts and other receivables and the gain on sale of assets. The Company expects that cash used in operations will continue to increase in 2009 as the Company continues to develop its therapeutic product pipeline and bring forward new product candidates into clinical development.

Celldex has incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as its product candidates are developed. Celldex plans to spend significant amounts to progress its current product candidates through the clinical trial and commercialization process as well as to develop additional product candidates. As its product candidates progress through the clinical trial process, Celldex may be obligated to make significant milestone payments. Celldex also expects to incur future facility costs as a result of continued capital expansion, renovations and replacements. Celldex expects its general and administrative costs to increase as it expands its administrative and business development activities. Furthermore, Celldex expects investment income to decrease as its funds future operations and capital expenditures from its cash reserves.

Cash Flows from Investing Activities

Net cash provided by investing activities was $709,643 for the three months ended March 31, 2009 compared to $10,737,322 for the three months ended March 31, 2008. The change in amounts between periods primarily reflects the impact of the Merger and increased expenditures on capital equipment in 2009.  The result of these fluctuations was partially offset by the proceeds from the sale of assets held for sale. Celldex expects to incur future facility cost as a result of continued capital expansion, renovation and replacements.  The Company’s investment in capital equipment is discretionary and there may be significant fluctuations on a quarterly basis.

Cash Flows from Financing Activities

Net cash used in financing activities was $40,446 for the three months ended March 31, 2009 compared to net cash provided by financing activities of $128,856 for the three months ended March 31, 2008. The increase in net cash used in financing activities was primarily due to a decrease in the related party loan due to Medarex and payments of long-term liabilities.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at March 31, 2009 and the effect such obligations and commercial commitments are expected to have on its liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	2009	2010-2012	2013-2014	Thereafter
Contractual obligations:
Operating lease obligations	$19,507,200	$1,752,000	$7,507,500	$4,922,500	$5,325,200
Loan Payable*	1,145,900	86,500	363,700	695,700	—
Note Payable*	342,600	118,100	224,500	—	—
Licensing obligations	3,730,000	565,000	1,800,000	830,000	535,000
Severance obligations	75,700	38,200	37,500	—	—
Total contractual obligations	$24,801,400	$2,559,800	$9,933,200	$6,448,200	$5,860,200

Commercial commitments:
Clinical development	$4,958,100	$4,927,600	$30,500	$—	$—
Manufacturing development	33,150	33,150
Total commercial commitments	$4,991,250	$4,960,750	$30,500	$—	$—

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds. These investments are evaluated quarterly to determine the fair value of the portfolio. From time to time, we invest in marketable securities. These marketable securities only include securities with active secondary or resale markets to help insure liquidity. We have implemented investment policies regarding the amount and credit ratings of investments. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from likely changes in interest rates is not material.

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2009 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a 15 under the Exchange Act, as of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the three months ended March 31, 2009.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness discussed below our disclosure controls and procedures were not effective as of March 31, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness existed in the Company’s internal control over financial reporting as of December 31, 2008 and was not fully remediated as of March 31, 2009.

We did not maintain a sufficient complement of personnel with the appropriate skills, training and experience.  Specifically, the quantity and level of experience of the Company’s accounting staff did not adequately evolve with the increased roles, responsibilities and complexity of our operations as a result of the Merger. Additionally, this material weakness could result in misstatements of financial statement accounts and disclosures that would results in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting.

The following changes in our internal control over financial reporting occurred during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three month period ended March 31, 2009, we added personnel to our accounting staff with appropriate levels of experience to remediate the aforementioned material weakness.  Although improvement was made to the operating effectiveness of our internal control over financial reporting as of March 31, 2009, the material weakness will not be considered remediated until the improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and are tested.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

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

3.7

Sixth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.7 of the Company’s Quarterly Report on Form 10-Q, filed November 10, 2008 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 8, 2009	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 8, 2009	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

3.7

Sixth Certificate of Amendment of Third Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.7 of the Company’s Quarterly Report on Form 10-Q, filed November 10, 2008 with the Securities and Exchange Commission.

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