Form 10-Q
period 2009-06-30
Celldex Therapeutics, Inc.
filed 2009-08-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, 15,879,475 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,633	$44,257
Accounts and Other Receivables	1,013	1,827
Prepaid and Other Current Assets	863	992
Total Current Assets	33,509	47,076

Property and Equipment, Net	12,551	13,567
Intangible Assets, Net	2,036	2,473
Other Assets	6,316	6,677
Total Assets	$54,412	$69,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,375	$2,154
Accrued Expenses	3,024	3,841
Payable Due Medarex	2,957	2,957
Current Portion of Deferred Revenue	5,279	4,931
Current Portion of Long-Term Liabilities	221	218
Total Current Liabilities	12,856	14,101

Deferred Revenue	36,227	36,489
Other Long-Term Liabilities	1,026	1,069
Total Liabilities	50,109	51,659

Commitments and Contingent Liabilities (Note 9)

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2009 and December 31, 2008	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 15,877,993 and 15,789,756 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008, respectively	16	16
Additional Paid-In Capital	139,253	136,661
Accumulated Other Comprehensive Income	2,591	2,606
Accumulated Deficit	(137,557)	(121,149)
Total Stockholders’ Equity	4,303	18,134
Total Liabilities and Stockholders’ Equity	$54,412	$69,793

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUE:
Product Development and Licensing Agreements	$1,497	$871	$2,999	$990
Contracts and Grants	—	254	139	282
Product Royalties	1,188	837	3,279	837

Total Revenue	2,685	1,962	6,417	2,109

OPERATING EXPENSE:
Research and Development	7,802	7,612	16,488	12,117
General and Administrative	3,511	4,606	6,851	7,620
Gain on Sale of Assets	—	—	(604)	—
Charge for In-Process Research and Development	—	—	—	14,756
Amortization of Acquired Intangible Assets	95	104	191	153

Total Operating Expense	11,408	12,322	22,926	34,646

Operating Loss	(8,723)	(10,360)	(16,509)	(32,537)

Investment and Other Income, Net	18	99	101	146

Net Loss	$(8,705)	$(10,261)	$(16,408)	$(32,391)

Basic and Diluted Net Loss Per Common Share (See Note 2)	$(0.55)	$(0.67)	$(1.04)	$(2.56)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 2)	15,834	15,227	15,826	12,677

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net Loss	$(16,408)	$(32,391)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	1,336	1,061
Amortization of Intangible Assets	191	153
(Gain) loss on Sale or Disposal of Assets	(599)	7
Stock-Based Compensation Expense	1,864	2,439
In-Process Research and Development	—	14,756
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	814	(1,367)
Prepaid and Other Current Assets	129	(4,136)
Other Assets	361	—
Accounts Payable and Accrued Expenses	(1,346)	5,859
Deferred Revenue	86	39,553
Other Long-Term Liabilities	50	31

Net Cash (Used in) Provided by Operating Activities	(13,522)	25,965

Cash Flows from Investing Activities:
Cash Acquired in the Acquisition of AVANT, Net of Transaction Costs	—	10,750
Restricted Cash Deposits	—	(1)
Acquisition of Property and Equipment	(325)	(397)
Proceeds from Sale or Disposal of Assets	850	229

Net Cash Provided by Investing Activities	525	10,581

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	478	10,867
Related Party Loan Due to Medarex	—	191
Payments of Other Long-Term Liabilities	(90)	(78)

Net Cash Provided by Financing Activities	388	10,980

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15)	(56)

Net (Decrease) Increase in Cash and Cash Equivalents	(12,624)	47,470

Cash and Cash Equivalents at Beginning of Period	44,257	4,910

Cash and Cash Equivalents at End of Period	$31,633	$52,380

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Acquisition of AVANT	$—	$46,252
Shares Issued to Medarex in Settlement of a Payable	$—	$3,039
Shares Issued to Executive Officers	$250	$—

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

(1)                                Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2009.

Merger between AVANT and Celldex Research

On March 7, 2008, the Company (formerly known as AVANT Immunotherapeutics, Inc.) (“AVANT”) merged with and into Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) (“Celldex Research”), a privately-held company, (the “AVANT Merger”). Effective October 1, 2008, the Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.

The AVANT Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of AVANT, with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combination, (“SFAS 141”), even though AVANT was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon the respective fair value of each with any excess deemed purchase price allocated to goodwill. The valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets that were non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development.

Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company as of the closing of the AVANT Merger. Accordingly, the financial statements of the Company prior to the AVANT Merger reflect the financial position, results of operations and cash flows of Celldex Research, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. (“Medarex”). Following the AVANT Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at June 30, 2009 and for the period from the AVANT Merger through June 30, 2009.

Merger Agreement between the Company and CuraGen

On May 29, 2009, the Company and CuraGen Corporation (“CuraGen”), a public company, announced that their boards of directors unanimously approved a definitive merger agreement dated May 28, 2009 (the “CuraGen Merger Agreement”) under which CuraGen will merge with and into the Company in a stock for stock transaction (the “CuraGen Merger”). Under the terms of the CuraGen Merger Agreement, each issued and outstanding share of CuraGen common stock will be converted into shares of the Company based on an exchange ratio as described in the CuraGen Merger Agreement (the “CuraGen Exchange Ratio”).  In addition, each option to purchase CuraGen common stock issued under the CuraGen 2007 Stock Plan that is outstanding on the closing date will be assumed by the Company and will thereafter constitute an option to acquire the number of shares of the Company’s common stock after applying the CuraGen Exchange Ratio.  The CuraGen Merger Agreement provides for certain termination rights for both the Company and CuraGen and under specified circumstances, the Company or CuraGen may be required to pay a termination fee of $3.5 million to the other party. The transaction remains subject to the Company’s and CuraGen’s shareholder approvals and the satisfaction of customary closing conditions. The transaction is expected to close in the third quarter of 2009.

Capital Requirements

The Company’s cash and cash equivalents at June 30, 2009 were $31.6 million. Its working capital at June 30, 2009 was $20.7 million. The Company incurred a loss of $8.7 million and $16.4 million for the three and six months ended June 30, 2009, respectively. Net cash used in operations for the six months ended June 30, 2009 was $13.5 million. The Company believes that without the CuraGen Merger, the cash inflows from existing grants and collaborations, interest income on invested funds and its current cash and cash equivalents at June 30, 2009 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies, manufacture of clinical materials, the scope of collaborative arrangements and potential transaction costs incurred in connection with the CuraGen Merger.  The Company’s capital requirements will be affected if the Company’s and CuraGen’s shareholders approve the CuraGen Merger and the CuraGen Merger is consummated.  At June 30, 2009, CuraGen reported in their Form 10-Q filed with the SEC on August 5, 2009 cash and investments of $76.0 million, working capital of $73.8 million, and 4% convertible subordinated debt due in February 2011 of $14.1 million.

During the remainder of 2009, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to (i) delay or discontinue the development of programs, (ii) license out programs earlier than expected, (iii) raise funds at significant discount or on other unfavorable terms, or (iv) sell all or a part of the Company.

(2)                               Significant Accounting Policies

Business Combinations

On January 1, 2009, the Company adopted SFAS Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”), which applies to acquisitions that are completed after January 1, 2009, including the pending CuraGen Merger.  On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS 141(R), to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Under SFAS 141(R), the Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition.  The Company assesses the fair value of assets, including intangible assets such as in-process research and development (“IPR&D”) assets, using a variety of methods including present-value models.  Each asset and liability is measured at fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), from the perspective of a market participant. In accordance with SFAS 141(R), transaction costs associated with the transaction are expensed as incurred.

Prior to the adoption of SFAS 141(R), the Company expensed the fair value of IPR&D to research and development expense as of the acquisition date in accordance with SFAS 141.

Intangible Assets

Intangible assets acquired in a business combination initially are recorded at fair value and accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), as amended by SFAS 141(R).  Intangible assets which have alternative future uses are amortized on a straight-line basis over their estimated useful life. The determination of the amortization period involves estimates and judgments on management’s part. Any significant changes in the Company’s estimates or assumptions could impact the carrying value of acquired intangible assets.

In accordance with SFAS 141(R), indefinite-lived intangible assets such as IPR&D assets initially are recorded at fair value until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs.

The method used to estimate the fair values of IPR&D assets is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and the Company’s competitors. The resulting net cash flows from such projects are based on management’s estimates of revenues, cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, primarily property and equipment and intangible assets, when circumstances indicate that an event of impairment may have occurred in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if (i) the delivered item has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items and (iii) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

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

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there is no continuing performance obligations associated with the milestone payment. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone; and, (iv) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

The Company has capitalized and deferred costs incurred in connection with the one-time signing and upfront payment (the initial deliverable) received with respect to a multiple deliverable arrangement. If there is deemed a single unit of accounting for such an arrangement, the capitalized deferred costs are amortized over the expected performance period of the arrangement.

Revenue from contracts and grants, including U.S. government grants under Small Business Innovation Research (“SBIR”), is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government or the Company’s contractual partner. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company’s licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in the Company’s estimates or assumptions could impact its revenue recognition.

Research and Development Expenses

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes (“SFAS 109”).  The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Quarterly, the Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

The Company records uncertain tax positions in the financial statements only if it is more likely than not that the uncertain tax position will be sustained upon examination by the taxing authorities in accordance with FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions (“FIN 48”).

Net Loss Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options at June 30, 2009. Options to purchase 2,719,983 and 1,810,751 shares of common stock were not included in the June 30, 2009 and 2008 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

Stock-Based Compensation

The Company records stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for all stock-based awards made to employees and directors based on the estimated fair values of the stock-based awards expected to vest at the grant date and is adjusted, if necessary, to reflect actual forfeitures.  Compensation expense for all stock-based awards to employees and directors is recognized using the straight-line method over the term of vesting or performance.

The Company records stock-based compensation expense for options issued to non-employees in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of stock options issued to non-employees is re-measured during the vesting terms resulting in periodic adjustments to stock-based compensation expense.

Subsequent Events

Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 only impacted the Company’s disclosures and did not impact the Company’s financial statements or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

EITF 07-1:  On January 1, 2009, the Company adopted EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”), which prescribes the accounting for collaborations existing after January 1, 2009. EITF 07-01 requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The adoption of EITF 07-1 did not have a material impact on the Company’s financial condition or results of operations as it relates to any joint operating activities under current collaborations. The Company will have to evaluate the impact of EITF 07-01 on future collaborations that the Company may enter into.

FSP No. FAS 142-3:  On January 1, 2009, the Company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible under SFAS 142 and the period of expected cash flows used to measure fair value of the asset under SFAS 141(R) and other U.S. GAAP. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial condition or results of operations.

EITF 03-6-1:  On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data). The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial condition or results of operations.

FSP FAS 107-1: On April 1, 2009, the Company adopted FSB No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1, disclosures about fair values of financial instruments were only required to be disclosed annually.  The adoption of FSP FAS 107-1 only impacted the Company’s disclosures and did not affect the Company’s financial condition or results of operations.

SFAS 168:  In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to U.S. GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing U.S. GAAP, SFAS 168 will not have any impact on the Company’s financial statements or results of operations.

(3)                               Comprehensive Loss

For the three and six months ended June 30, 2009 and 2008, comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(8,705)	$(10,261)	$(16,408)	$(32,391)
Other comprehensive loss:
Unrealized equity investment loss	—	(147)	—	(208)
Unrealized foreign exchange translation losses	(3)	(5)	(15)	(56)
Total other comprehensive loss	(3)	(152)	(15)	(264)
Total comprehensive loss	$(8,708)	$(10,413)	$(16,423)	$(32,655)

(4)                               Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 which established a framework for measuring the fair value of assets and liabilities pursuant to U.S. GAAP and expanded the required disclosure regarding assets and liabilities that are measured at fair value. SFAS 157 became applicable to the Company’s financial assets and liabilities on January 1, 2008 and became applicable to the Company’s nonfinancial assets and liabilities on January 1, 2009.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash equivalents. As of June 30, 2009 and December 31, 2008, the Company held cash equivalents of $31.4 million and $43.5 million in money market funds, respectively.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at June 30, 2009 and December 31, 2008.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no Level 3 assets or liabilities at June 30, 2009 and December 31, 2008.

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value of the loan payable and note payable approximates its carrying value at June 30, 2009.

(5)                               Stock-Based Compensation

At June 30, 2009, the Company had two stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

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

The current purchase period began on January 1, 2009.  During the six months ended June 30, 2009, the Company issued 1,497 shares under the 2004 ESPP Plan. There were no shares issued under the 2004 ESPP Plan during the six months ended June 30, 2008 or for three months ended June 30, 2009 and 2008. At June 30, 2009, 8,388 shares were available for issuance under the 2004 ESPP Plan.

Employee Stock Option and Incentive Plan

The 2008 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

The 2008 Plan allows for a maximum of 1,500,000 shares of common stock to be granted prior to October 19, 2017. The Company’s board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). The 2008 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

In connection with the AVANT Merger, the Company assumed the obligations of Celldex Research under Celldex Research’s 2005 Equity Incentive Plan (the “Celldex Research 2005 Plan”) and each outstanding option to purchase Celldex Research common stock (a “Celldex Research Stock Option”) granted under the Celldex Research 2005 Plan. Each Celldex Research Stock Option assumed by the Company is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Celldex Research 2005 Plan, shares of the Company’s common stock that have been adjusted consistent with the ratio at which the Company’s common stock was issued in exchange for Celldex Research’s common stock in the AVANT Merger. As of March 7, 2008, the Company assumed options to acquire 1,446,913 shares of its common stock at a weighted average exercise price of $8.35. The Celldex Research Stock Options generally vest over a two-to four-year period and the term of each option cannot exceed ten years from the date of grant. No additional awards will be issued under the Celldex Research 2005 Plan.

A summary of stock option activity under the 2008 Plan and the Celldex Research 2005 Plan for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2009	2,070,993	$8.39	8.7
Granted	713,075	8.50
Exercised	(57,400)	8.16
Canceled/forfeited	(6,685)	8.42
Expired	—	—

Outstanding at June 30, 2009	2,719,983	$8.43	8.2

Options Vested and Expected to Vest at June 30, 2009	2,515,607	$8.43	8.2
Options Exercisable at June 30, 2009	1,536,310	8.49	8.1
Options Available for Grant	137,828
Weighted Average Fair Value of Options Granted During the six months ended June 30, 2009	$5.33

The aggregate intrinsic value of options outstanding at June 30, 2009 was $0.1 million.

Shares Issued to Executive Officers

In January 2009, the Company granted 29,340 shares of common stock from the 2008 Plan to its executive officers. The value of these shares was $0.3 million on the grant date.

Valuation and Expenses Information

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and employee stock purchases for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Research and development	$421	$577	$821	$1,558
General and administrative	330	239	1,043	881
Total stock-based compensation expense	$751	$816	$1,864	$2,439

Impact on basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.12)	$(0.19)

In connection with the AVANT Merger, the Company accounted for the exchange of Celldex Research Stock Options into options to acquire shares of the Company’s common stock as a modification under the provisions of SFAS 123(R). The modification affected a total of 15 employees, including members of the Celldex Research board of directors. The total incremental compensation cost resulting from the modifications was $2.6 million, of which $0.9 million was related to vested awards and was recognized immediately as stock-based compensation during the three months ended March 31, 2008.

As of June 30, 2009, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was $4.6 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.9 years. The total fair value of employee and non-employee director stock options vested during the three and six months ended June 30, 2009 was $0.6 million and $1.9 million, respectively.

The fair values of employee and non-employee stock options and employee stock purchases granted during the three and six months ended June 30, 2009 and 2008 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected stock price volatility (employees)	68%	60%	68%	60%
Expected stock price volatility (non-employee directors)	—	59%	—	59%
Expected stock price volatility (2004 ESPP)	—	—	98%	—
Expected option term (employees)	6.1 years	4.8 years	6.1-6.3 years	3-6 years
Expected option term (non-employee directors)	—	4.0 years	—	4-6 years
Expected term (2004 ESPP)	—	—	0.5 years	—
Risk-free interest rate (options)	2.8%	3.2%	1.9-2.8%	1.8-3.2%
Risk-free interest rate (2004 ESPP)	—	—	0.28%	—
Expected dividend yield	None	None	None	None

The Company calculates the expected term using the simplified method for “plain-vanilla” stock options in accordance with SEC Staff Accounting Bulletin No. 110 (“SAB 110”).  The simplified method estimates the expected term as the mid-point between the vesting date and the expiration date.  The Company uses its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption in accordance with SFAS 123(R).

The risk-free interest rate is based upon on the yield of U.S. Treasury securities consistent with the expected term of the option. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.  Forfeitures were estimated based on historical experience by applying a ten and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the three and six months ended June 30 2009, respectively.

(6)                                 Gain on Sale of Intangible Asset

At December 31, 2008, the Company had recorded $0.3 million in intangible assets related to the Megan poultry vaccines as a long-lived asset to be disposed of by sale due to the Company’s negotiations with Lohmann Animal Health International (“LAHI”).  On January 9, 2009, the Company entered into a purchase agreement (“LAHI Agreement”) to sell its poultry vaccines assets to LAHI. Under the LAHI Agreement, LAHI paid an upfront fee of $0.9 million and agreed to pay potential milestone payments.  The Company recorded a gain of $0.6 million related to the LAHI Agreement based on the upfront fee less the net book value of the related asset.

(7)                                 Income Taxes

Effective with the AVANT Merger, the Company became a combined group for tax reporting purposes.  As a result of the AVANT Merger, all of the prior tax attributes of the combined group will carry forward for potential future use subject to potential limitations.

Massachusetts and New Jersey are the two states in which the Company primarily operates or has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2005, 2006, 2007 and 2008 (which has not yet been filed). Carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2009 and December 31, 2008.

(8)                                 Significant Revenue Arrangements

A summary of the Company’s significant revenue contracts and arrangements follows:

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

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. Under the PRF agreement, the Company retained 50% of Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% and 30% of the remaining balance payable to PRF and CCH, respectively. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense.  Product royalty revenue and royalty expense related to the Company’s retained interests in Rotarix® was $1.2 million and $3.2 million for the three and six months ended June 30, 2009, respectively, and $0.8 million for the three and six months ended June 30, 2008.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to the Company from Glaxo, 50% of which the Company has retained under its agreement with PRF.  During the three months ended June 30, 2008, the Company also recorded $0.2 million in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market during the three months ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. As of March 31, 2008, the Company recorded the expected present value of the $10 million milestone payment due from PRF of $9.1 million, the purchase accounting value assigned to the PRF milestone payment at the time of the AVANT Merger. During the three months ended September 30, 2008, the Company recognized the balance of $0.9 million as other income in the condensed consolidated statement of operations. The Company has received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

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

Pfizer Inc. (“Pfizer”) License and Development Agreement

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

On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company’s common stock having a fair value of $10.9 million, or $13.91 per share, on that date. The $0.9 million over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008.

The Company has applied the provisions of EITF 00-21 and determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company’s deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model (“CAPM”). The $40 million upfront payment, less the $0.9 million in excess fair value for the Company’s common stock discussed above, was recorded as deferred revenue and is being amortized over the 9.5-year performance period at a rate of $1.0 million per quarter.

The agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model. The Company incurred and invoiced Pfizer reimbursable costs related to the Pfizer collaboration of $1.1 million and $2.6 million for the three and six months ended June 30, 2009, respectively, and $1.4 million for the three and six months ended June 30, 2008.

The Company recorded product development and licensing agreements revenue under the Pfizer Agreement as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Up-front portion	$1,030	$492	$2,060	$492
Reimbursable costs portion	297	25	569	25
	$1,327	$517	$2,629	$517

At June 30, 2009, the Company had total deferred revenue of $41.1 million related to the Pfizer Agreement.

In connection with the Pfizer Agreement as discussed further in Note 9, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University.  The Company recorded these deferred sublicense fees to other assets in the condensed consolidated balance sheets and is amortizing them over the 9.5-year performance period at a rate of $0.2 million per quarter.  At June 30, 2009, the unamortized balance of deferred costs was $6.1 million.

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

Rockefeller University (“Rockefeller”) and Gates Grand Challenge Award

The Company is collaborating on the development of  a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis.  The Company recognized grant revenue from Rockefeller of $0.1 million for the six months ended June 30, 2009 and $0.2 million for the three and six months ended June 30, 2008.  The Company recognized no grant revenue from Rockefeller for the three months ended June 30, 2009.  At June 30, 2009, the Company had total deferred revenue of $0.3 million related to the Rockefeller arrangement.

Vaccine Technologies, Inc. (“VTI”)

On January 12, 2009, the Company entered into a license agreement with VTI under which the Company granted a worldwide exclusive license to VTI to develop and commercialize the Company’s CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI included an upfront license fee and provide for milestone payments and royalties on net sales of licensed products during the term of the agreement.

(9)                                 Collaboration Agreements

The Company has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, the Company has received licenses or options to license technology, specified patents or patent applications.  The Company’s licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.  In addition, the Company has committed to make potential future milestone payments to third parties of up to approximately $121 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones.  Nonrefundable license fee expense was $0.1 million and $0.3 million for the three months ended June 30, 2009 and 2008 and $0.4 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

Medarex, Inc. (“Medarex”)

Medarex, a related party to the Company, owns approximately 18.6% of the Company’s outstanding common stock at June 30, 2009.  The Company and Medarex have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

•                  An Assignment and License Agreement, as amended, (“Assignment and License Agreement”) that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology;

•                  A Research and Commercialization Agreement, as amended, (“Research and Commercialization Agreement”) that provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens; and

•                  A Master Services Agreement, that sets forth Medarex’s agreement to provide the Company with certain services to be mutually agreed upon, which may include, among others, clinical and regulatory assistance.

Under the terms of the Assignment and License Agreement and Research and Commercialization Agreement, the Company may be required to pay license fees and milestone payments to Medarex with respect to the development of any products containing such licensed antibodies. These fees and milestones may total up to $7 to $10 million per licensed antibody if a product containing such licensed antibody receives approval from the FDA and/or equivalent foreign agencies.  Potential future milestone payments may or may not be triggered, vary in size and are generally payable only upon achievement of certain clinical and regulatory milestones.  No licensed antibody is currently in clinical development.

The Company may also be required to pay royalties on any product sales containing licensed antibodies. The royalties will be payable on a country-by-country and product-by-product basis until the date which is the later of: (i) the expiration of the last-to-expire of the Medarex patents covering the product in such country or (ii) the tenth anniversary of the first commercial sale of a product in such country. The Company will also be responsible for the payment of any royalties, license fees and milestone and other payments due to third parties if the Company licenses any additional technology in order to commercialize such products.  To date, the Company has not made any royalty payments on sales of any products and believes it is at least a number of years away from selling any products that would require the Company to make any such royalty payments. Whether the Company will be obligated to make milestone or royalty payments in the future is subject to the success of the Company’s product development efforts and, accordingly, is inherently uncertain.

The Company and Medarex entered into a settlement and mutual release agreement on October 19, 2007, whereby the parties agreed to a settlement with respect to a disputed return of capital related to certain unsuccessful initial public offering costs that were funded by Medarex on behalf of the Company in prior years. The Company issued to Medarex 351,692 shares of the Company’s common stock equal in value to $3.0 million, based on the per share price of $8.64 set on the second trading day prior to the closing date of the AVANT Merger. Both parties have agreed to mutual releases under the settlement and mutual release agreement.

The Company has a payable due Medarex related to the Master Services Agreement of $3.0 million at June 30, 2009 and December 31, 2008.

Rockefeller University (“Rockefeller”)

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

Duke University Brain Tumor Cancer Center of Duke University (“Duke”)

On September 1, 2006, the Company and Duke entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to its CDX-110 product.

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

In connection with the Pfizer Agreement discussed in Note 8, the Company determined that $2.4 million was payable to Duke as a sublicense fee. As provided for under the Duke license, the Company chose to pay 50% of this amount to Duke in the form of 81,512 shares of the Company’s common stock in October 2008.

Ludwig Institute for Cancer Research (“Ludwig”)

On October 20, 2006, the Company and Ludwig entered into an agreement for the nonexclusive rights to six cancer tumor targets for use in combination with the Company’s APC Targeting Technology. The term of the agreement is for ten years. Under the Ludwig license, the Company agreed to pay an annual license fee until such antigens enter a randomized Phase 1 clinical trial.  In addition, the Company may be required to pay license fees and milestone payments to Ludwig for the use of the cancer targets in combination with the Company’s technology. The fees and milestones may total up to $1.5 million to $2.5 million on a product candidate that receives approval from the FDA and equivalent foreign agencies. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

Alteris Therapeutics, Inc. (“Alteris”)

In October 2005, the Company completed the acquisition of Alteris.  The Company may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of an EGFRvIII product.

Thomas Jefferson University (“TJU”)

In February 2003, the Company entered into three exclusive license agreements with TJU.  Under these licenses, the Company will be obligated to pay TJU milestone payments which may total up to $3 million for the first licensed product developed during the term of the license agreements, an annual license fee, patent and other expenses associated with licenses, as well as royalties on net sales of licensed products during the term of the license agreements. In the event that TJU provides notice of default and the default is not cured within 60 days of such notice, TJU may terminate the license agreements.

In connection with the Pfizer Agreement discussed in Note 8, the Company amended its licenses with TJU to add additional sublicensing rights and paid $4.5 million in sublicense fees to TJU in 2008.

3M Company (“3M Company”)

On June 11, 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company’s proprietary Immune Response Modifier, Resiquimod™, (and additional Toll-Like Receptor 7/8 agonists (“TLR”)) for clinical study with the Company’s proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.

The Company paid 3M Company a one-time upfront license fee which was charged to research and development expense during the three months ended June 30, 2008. The Company may be required to pay annual license fees and milestone payments to 3M Company with respect to development of Resiquimod™. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

University of Southampton, UK (“Southampton”)

In November 2008, the Company entered into an Exclusive Patent and Know-How License Agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In preclinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with the Company’s other immunotherapies.

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

(10)                          Severance Arrangements

Dr. Ronald C. Newbold, former Senior Vice President, Business Development, resigned from his position effective March 1, 2009 pursuant to the provision of his employment agreement that deems a resignation within the year following a change of control (in this case, the AVANT Merger) as a termination resulting from a change of control.  In accordance with Dr. Newbold’s employment agreement, the Company recorded severance expense during the three months ended March 31, 2009 of $0.4 million.  In addition, the Company recorded stock-based compensation expense during the three months ended March 31, 2009 of $0.4 million related to the acceleration of vesting of options to purchase 107,485 shares of Company common stock as provided for under Dr. Newbold’s employment agreement.

The Company and Dr. Una S. Ryan, former President and Chief Executive Officer of the Company, executed a separation agreement effective July 16, 2008 (the “Separation Agreement”) setting forth such terms regarding Dr. Ryan’s separation from the Company.  Pursuant to the Separation Agreement, the Company recorded severance expense during the three months ended June 30, 2008 of $1.4 million.  The Separation Agreement also provided for the vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008). The remainder of Dr. Ryan’s options terminated as of July 16, 2008.  The Company recorded stock-based compensation expense of $1.3 million to general and administrative expense related to the acceleration of vesting of options in July 2008, when the criteria for establishing a grant date under SFAS 123(R) were met.

(11)                          AVANT Merger

As part of the AVANT Merger, the Company acquired the CDX-1135, cholera, ETEC, typhoid fever and cholesterol management vaccine programs.  In January 2009, the Company out-licensed its cholera and ETEC vaccine programs to VTI and no longer expects to incur significant costs on these projects. The Company is presently seeking partners for its typhoid fever and cholesterol management vaccine programs to complete the clinical development and commercialization of these projects. The Company does not expect to incur significant resources on these programs going forward. The Company is continuing the development of CDX-1135 and expects to incur approximately $6.3 million to move this project to the point of potentially out-licensing it to a third party.

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

•                  failure of our or CuraGen’s stockholders to approve the CuraGen Merger;

•                  our or CuraGen’s inability to satisfy the closing conditions of, and to consummate, the CuraGen Merger;

•                  our ability to successfully integrate our and CuraGen’s businesses, to integrate our and CuraGen’s business without causing  delays in the research and development necessary to select drug development candidates and/or delays in clinical trials, and to operate the combined business efficiently;

•                  our ability to adapt our APC Targeting Technology™ to develop new, safe and effective vaccines against oncology and infectious disease indications;

•                  our ability to adapt our vectoring systems to develop new, safe and effective orally administered vaccines against disease causing agents;

•                  our ability to successfully complete product research and further development, including animal, preclinical and clinical studies, and commercialization of CDX-110, CDX-1307, Ty800, CDX-1135 (formerly TP10), CDX-1401 and other products and the growth of the markets for those product candidates;

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of CDX-110, CDX-1307, Ty800, CDX-1135 (formerly TP10), CDX-1401 and other preclinical and clinical testing;

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

We are targeting our efforts where we can add the greatest value to the development of our products and technologies.  We out-license technology and programs that do not match our development focus or where we lack sufficient resources for the technology’s or program’s efficient development or where certain uses of the technology are outside of our focus.  Our goal is to demonstrate clinical proof-of-concept for each product, and then seek excellent partners to help see those products through to commercialization. We thus leverage the value of our technology portfolio through corporate, governmental and non-governmental partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

Merger between AVANT and Celldex

On March 7, 2008, we (formerly known as AVANT Immunotherapeutics, Inc.) (“AVANT”) merged with and into Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) (“Celldex Research”), a privately-held company, (the “AVANT Merger”).  Effective October 1, 2008, we changed our name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.

The AVANT Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of AVANT even though AVANT was the issuer of common stock and the surviving legal entity in the transaction.  Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became our historical financial as of the closing of the AVANT Merger. Accordingly, our financial statements prior to the AVANT Merger reflect the financial position, results of operations and cash flows of Celldex Research, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. (“Medarex”). Following the AVANT Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. The results of operations of AVANT are included in our results of operations beginning March 8, 2008.

Merger Agreement between us and CuraGen

On May 29, 2009, we and CuraGen Corporation (“CuraGen”), a public company, announced that our and CuraGen’s boards of directors unanimously approved a definitive merger agreement dated May 28, 2009 (the “CuraGen Merger Agreement”) under which CuraGen will merge with and into us in a stock for stock transaction (the “CuraGen Merger”). Under the terms of the CuraGen Merger Agreement, each issued and outstanding share of

CuraGen common stock will be converted into our shares based on an exchange ratio as described in the CuraGen Merger Agreement.  The CuraGen Merger Agreement provides for certain termination rights for both us and CuraGen and under specified circumstances, we or CuraGen may be required to pay a termination fee of $3.5 million to the other party. The transaction remains subject to our and CuraGen’s shareholder approvals and the satisfaction of customary closing conditions. The transaction is expected to close in the third quarter of 2009.

CURRENT PROGRAMS AND PARTNERSHIPS

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

Below is a table of our currently active programs:

Technology	Product	Indication/Field	Partner	Status

ONCOLOGY	CDX-110	Glioblastoma multiforme	Pfizer	Phase 2b
	CDX-1307	Colorectal, bladder, pancreas, ovarian and breast tumors	—	Phase 1
	CDX-1401	Multiple solid tumors	—	Preclinical
	CDX-1127	Immuno-modulation, multiple tumors	—	Preclinical

INFLAMMATORY	CDX-1135	Transplantation	—	Phase 1/2
DISEASE	(formerly TP10)	Renal disease	—	Preclinical
	CDX-1189	Renal disease	—	Preclinical

INFECTIOUS DISEASE	CholeraGarde®	Cholera	Vaccine Technologies	Phase 2b
	ETEC	Enterotoxigenic E coli infection	Vaccine Technologies	Phase 1
	Ty800	Typhoid fever	—	Phase 2
	CDX-2401	HIV	Rockefeller University	Preclinical

MARKETED PRODUCTS	Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take five years or more, and for total development costs to exceed $100 million for each product candidate. Our estimates that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

We test potential product candidates in numerous preclinical studies for safety, toxicology and immunogenicity. We may then conduct multiple clinical trials for each product candidate. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain product candidates in order to focus our resources on more promising product candidates.

An element of our business strategy is to pursue the research and development of a broad portfolio of product candidates. This is intended to allow us to diversify the risks associated with our research and development expenditures. As a result, we believe our future capital requirements and our future financial success are not substantially dependent on any one product candidate. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates increases.

Regulatory approval is required before we can market our product candidates as therapeutic or vaccine products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agency must conclude that our clinical data is safe and effective. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs, biologics and vaccines have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Furthermore, our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, contracts or government or agency-sponsored studies that could reduce our development costs.

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent it will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

During the past five years through December 31, 2008, we incurred an aggregate of $55.6 million in research and development expenses.  The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the year ended December 31, 2008 and the six months ended June 30, 2009 and 2008. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to 2008, the privately-held Celldex Research did not maintain records that allowed for quantification of research and development expenses by project.

	Six Months Ended June 30,		December 31,
	2009	2008	2008
	(In thousands)
Oncology:
CDX-110	$2,907	$4,766	$8,072
CDX-1307	3,949	1,025	3,446
CDX-1401	3,056	1,534	5,562
CDX-1127	339	621	1,040

Inflammatory Disease:
CDX-1135	234	90	159
CDX-1189	207	18	104

Infectious Disease:
Bacterial Vaccines (CholeraGarde®/ETEC/Ty800)	112	1,349	1,481
CDX-2401	829	283	830

Marketed Products:
Rotarix®	3,237	992	3,260

Other Programs:	1,618	1,439	2,393
Total R&D Expense	$16,488	$12,117	$26,347

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

On April 16, 2008, we and Pfizer Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to CDX-110. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Pfizer funds all development costs for these programs.  We and Pfizer are currently pursuing the development of CDX-110 for GBM therapy and plan to expand the clinical development into other cancers through additional clinical studies. The FDA has granted orphan drug designation for CDX-110 for the treatment of EGFRvIII expressing GBM as well as fast track designation.

We initiated a Phase 2b/3 randomized study (ACT III) of CDX-110 combined with standard of care, temozolomide, versus standard of care alone in patients with GBM in over 30 sites throughout the United States.  In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients will receive CDX-110 in combination with temozolomide. We expect to enroll approximately 60 patients. The decision, which follows the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients currently participating on the control arm of the study will be offered the option to receive treatment with CDX-110. Under this amendment, the ACT III study will provide a multi-center, non-randomized dataset for CDX-110 in patients with newly diagnosed GBM. These data will provide important additional information that can be used to better design the future development of CDX-110.

CDX-1307:  Our lead APC Targeting Technology™ product candidate, CDX-1307, is in development for the treatment of epithelial tumors such as colorectal, pancreatic, bladder, ovarian and breast cancers. CDX-1307 targets the beta chain of human chorionic gonadotropin, known as hCG-Beta, which is an antigen often found in epithelial tumors. The presence of hCG-Beta in these cancers correlates with a poor clinical outcome, suggesting that this molecule may contribute to tumor growth. Normal adult tissues have minimal expression of hCG-Beta; therefore, targeted immune responses are not expected to generate significant side effects.

We are completing two Phase 1 studies at multiple centers that are designed to explore safety and dose/effect relationships via two administration routes—intradermal (ID), a traditional vaccine route that allows efficient access to local dermal dendritic cells and intravenous (IV), a novel systemic approach to vaccination that might target a much larger population of dendritic cells. In both studies, there are dose escalations of CDX-1307 alone and CDX-1307 with the adjuvant GM-CSF (known to increase mannose receptor expression on dendritic cells). At the highest dose levels planned, additional immune system modulators (Toll-Like Receptor Agonists, or TLR agonists) have been added to determine what effect they have in augmenting an immune response. Patients with an assortment of different tumor types that are known to express hCG-Beta are being accrued with retrospective analysis for hCG-Beta expression. A four dose regimen is utilized with the possibility of retreatment if patients demonstrate tumor regression or stable disease.

Over seventy (70) patients with epithelial cancers have been treated in the Phase 1 clinical trials and more than half have evidence of hCG-Beta expression by their tumor. The immunotherapy has been well tolerated with only minor adverse events observed (reddening at the injection site). Analysis of the initial cohorts with GM-CSF have revealed that several patients developed good humoral responses to hCG-Beta, and some have demonstrated enhancement of circulating hCG-Beta-specific CD8 T cells. Thus, we are encouraged that CDX-1307 is providing similar results as predicted in the preclinical studies. In addition, seven patients with breast, colorectal or pancreatic cancers experienced disease stabilization from 2.2 to over 6.5 months.   The safety of CDX-1307 in combination with defined immune system modulators is now being evaluated with intent to enter Phase 2 clinical research around year-end 2009.

CDX-1401:  Our second APC Targeting Technology product candidate, CDX-1401, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 is one of the most immunogenic tumor antigens and has been detected in 20-30% of cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to APCs for generating robust immune responses against cancer cells expressing NY-ESO-1. Unlike CDX-1307, which targets the mannose receptor expressing dendritic cells, CDX-1401 is the first APC product targeting DEC-205 expressing dendritic cells. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. We believe that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1. An IND has been filed and we expect to begin enrollment in the third quarter of 2009 in a Phase 1 study with a combination regimen, including TLRs, for multiple tumors that express NY-ESO-1.

CDX-1127:  We have entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In preclinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapies. CD27 is a critical molecule in the activation pathway of lymphocytes. It is downstream from CD40, and may provide a novel way to regulate the immune responses. Engaging CD27 with the appropriate monoclonal antibody has proven highly effective at promoting anti-cancer immunity in mouse models. We are currently evaluating new human monoclonal antibodies in preclinical models.

Inflammatory Disease Development Programs

CDX-1135 (formerly TP10):  CDX-1135 is a molecule that inhibits a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. CDX-1135 is a soluble form of naturally occurring Complement Receptor 1 that effectively inhibits the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (“AMD”), atypical Hemolytic Uremic Syndrome (“aHUS”), Paroxysmal Nocturnal Hemaglobinuria (“PNH”), and myasthenia gravis. We are currently defining the most appropriate clinical development path for CDX-1135 and are focusing on rare disease conditions of unregulated complement activation as the fastest route to FDA approval.

CDX-1189:  We are developing therapeutic human antibodies to a signaling molecule known as CD89 or Fca receptor type I (FcaRI). CD89 is expressed by some white blood cells and leukemic cell lines, and has been shown to be important in controlling inflammation and tumor growth in animal models. We have proprietary, fully human antibodies to CD89 in preclinical development. Depending upon the specific antibody used, anti-CD89 antibodies can either be activating and thus stimulate immune responses, or down-regulating and act as an anti-inflammatory agent.

Infectious Disease Development Programs

CholeraGarde® and ETEC Vaccine:  In January 2009, we entered into a license agreement with Vaccine Technologies, Inc. (“VTI”) under which we granted a worldwide exclusive license to VTI to develop and commercialize our CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI included an upfront license fee and provide for milestone payments and royalties on net sales of licensed products during the term of the agreement.

Ty800 Typhoid Fever Vaccine:  We have developed an oral vaccine to offer rapid, single-dose protection against Salmonella typhi, the cause of typhoid fever. Ty800 is targeted for both the travelers’ market and global health needs.  Results from our Phase 2 trial of Ty800 showed that the single-dose, oral vaccine was well tolerated and immunogenic, demonstrating that the desired immune response was achieved. Incidence of reactogenicity symptoms and adverse events post-vaccination were similar to placebo.

CDX-2401:  We are also using our APC Targeting Technology™ to develop vaccines against infectious disease. The lead program is CDX-2401, an APC Targeting prophylactic vaccine, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller University in New York City, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and our collaborators plan to file an IND for Phase 1 clinical studies in the second half of 2009.

Marketed Products

Rotavirus Vaccine:  Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to GlaxoSmithKline (“Glaxo”).  Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product leading up to the approval in Europe in 2006 and in the U.S. in 2008.  We licensed-in the rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. In May 2005, we entered into an agreement whereby an affiliate of Paul Royalty Fund (“PRF”) purchased an interest in the milestone payments and net royalties that we receive on the development and worldwide sales of Rotarix®.  We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

In September 2006, we received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from us in Australia and certain European countries.  We are currently evaluating the basis for Glaxo’s action and our potential remedies.  If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which we projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo’s position, we will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to us, though the potential amount of such residual royalties will be lower if Glaxo’s position stands.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  We consider our most critical accounting policies include revenue recognition for agreements entered into with various collaborators, the amortization policy for acquired intangible assets, the estimates of costs incurred and assumptions made in recording accrued clinical research and contract manufacturing costs and assumptions made in calculating the fair value of stock-based compensation expense.

RESULTS OF OPERATIONS

Our financial statements prior to the AVANT Merger reflect the financial position, results of operations and cash flows of Celldex Research. Following the AVANT Merger, our financial statements reflect the financial position, results of operation and cash flows of the combined companies.  The expected trends in our results of operations below will be affected if our and CuraGen’s shareholders approve the CuraGen Merger and the CuraGen Merger is consummated.  If the CuraGen Merger closes, we expect our operating expenses will increase as we develop the CuraGen product candidates and incur severance and transaction costs and that our interest expense and investment income will increase due to CuraGen’s debt and cash balances.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

			Increase/	Increase/
	Three Months Ended June 30,		(Decrease)	(Decrease)
	2009	2008	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,497	$871	$626	72%
Contracts and Grants	—	254	(254)	(100)%
Product Royalties	1,188	837	351	42%
Total Revenue	$2,685	$1,962	$723	37%
Operating Expense:
Research and Development	7,802	7,612	190	2%
General and Administrative	3,511	4,606	(1,095)	(24)%
Amortization of Acquired Intangible Assets	95	104	(9)	(9)%
Total Operating Expense	11,408	12,322	(914)	(7)%
Operating Loss	(8,723)	(10,360)	(1,637)	(16)%
Investment and Other Income, Net	18	99	(81)	(82)%
Net Loss	$(8,705)	$(10,261)	$(1,556)	(15)%

Net Loss:  The $1.6 million decrease in our net loss for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily the result of increased revenues and lower general and administrative expenses.  Our net loss of $0.55 per share for the three months ended June 30, 2009 was lower than the $0.67 per share for the three months ended June 30, 2008 due to our lower net loss and an increase in weighted average shares outstanding.

Revenue:  The $0.6 million increase in our product development and licensing agreement revenue for the three months ended June 30, 2009 was primarily due to an increase of $0.8 million in Pfizer related revenue.  The $0.3 million decrease in our contract and grant revenue for the three months ended June 30, 2009 was primarily due to us deferring $0.3 million in revenue related to our CDX-2401 program during the three months ended June 30, 2009.  The $0.4 million increase in our product royalty revenue for the three months ended June 30, 2009 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in research and development expense by us.

Research and Development Expense:  Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses related to our three facilities, (iv) product development expenses associated with our product candidates, and (v) license fees on in-licensed technologies and royalty fees on out-licensed programs as follows:

			Increase/	Increase/
	Three Months Ended June 30,		(Decrease)	(Decrease)
	2009	2008	$	%
	(In thousands)
Personnel	$2,515	$2,344	$171	7%
Laboratory Supplies	640	459	181	39%
Facility	1,125	1,228	(103)	(8)%
Product Development	1,748	1,370	378	28%
License and Royalty	1,487	1,754	(267)	(15)%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs.  The $0.2 million increase in our personnel expenses for the three months ended June 30, 2009 was primarily due to higher headcount offset by a decrease of $0.2 million in stock-based compensation expense. We expect personnel expenses to increase during the remainder of 2009 as we continue to develop our clinical pipeline, add new product candidates to our preclinical programs and increase our research and development activities.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.2 million increase in our laboratory supply expenses for the three months ended June 30, 2009 was primarily due to increased research, preclinical and manufacturing activities as a result of the continued development of our product candidates. We expect supply expenses to increase during the remainder of 2009 as a result of increased research and development activities.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our three facilities (Phillipsburg, NJ and Needham and Fall River, MA).  The $0.1 million decrease in our facility expenses for the three months ended June 30, 2009 was primarily due to lower depreciation and amortization expenses.  We expect facility expenses to increase during the remainder of 2009 as a result of continued capital expansion.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.  The $0.4 million increase in our product development expenses for the three months ended June 30, 2009 was primarily due to expansion of our clinical trials for CDX-110 and CDX-1307. We expect product development expenses related to clinical trials to decrease during the remainder of 2009 due to the transfer of clinical management of our CDX-110 program to Pfizer.  This decrease will be partially offset by an increase in clinical trial expenses related to our CDX-1307 and CDX-1401 programs.

License and royalty expenses relate to license fees on in-licensed technologies and royalty fees on out-licensed programs.  The $0.3 million decrease in our license and royalty expenses for the three months ended June 30, 2009 was primarily due to sublicense expense incurred during the three months ended June 30, 2008 relating to our TJU collaboration. We expect license and royalty expenses to increase during the remainder of 2009.

General and Administrative Expense:  The $1.1 million decrease in our general and administrative expenses for the three months ended June 30, 2009 was primarily due to the $1.4 million in severance expense incurred during the three months ended June 30, 2008 related to our former President and Chief Executive Officer.  The effect of this decrease was partially offset by an increase in consultant and legal expense of $0.4 million during the three months ended June 30, 2009 primarily related to the CuraGen Merger.  We expect general and administrative expense to increase during the remainder of 2009 as we incur transaction costs related to the CuraGen Merger and add infrastructure to support our therapeutic product pipeline and new product candidates.

Amortization Expense:  We expect amortization expense of acquired intangible assets to remain relatively consistent during the remainder of 2009 due to the estimated lives of our acquired intangible assets.

Investment and Other Income, Net:  The $0.1 million decrease in our investment and other income, net for the three months ended June 30, 2009 was primarily due to lower average cash balances and lower average interest rates in 2009. We anticipate investment income to decrease during the remainder of 2009 due to the utilization of cash in the normal course of operations.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

			Increase/	Increase/
	Six Months Ended June 30,		(Decrease)	(Decrease)
	2009	2008	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$2,999	$990	$2,009	203%
Contracts and Grants	139	282	(143)	(51)%
Product Royalties	3,279	837	2,442	292%
Total Revenue	$6,417	$2,109	$4,308	204%
Operating Expense:
Research and Development	16,488	12,117	4,371	36%
General and Administrative	6,851	7,620	(769)	(10)%
Gain on Sale of Assets	(604)	—	(604)	n/a
Charge for In-Process Research and Development	—	14,756	(14,756)	(100)%
Amortization of Acquired Intangible Assets	191	153	38	25%
Total Operating Expense	22,926	34,646	(11,720)	(34)%
Operating Loss	(16,509)	(32,537)	(16,028)	(49)%
Investment and Other Income, Net	101	146	(45)	(31)%
Net Loss	$(16,408)	$(32,391)	$(15,983)	(49)%

Net Loss:  The $16.0 million decrease in our net loss for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily the result of a decrease in charges for acquired in-process research and development combined with increased revenue, partially offset by increased research and development expenses.  Our net loss of $1.04 per share for the six months ended June 30, 2009 was lower than the $2.56 per share for the six months ended June 30, 2008 due to our lower net loss and an increase in weighted average shares outstanding.

Revenue:  The $2.0 million increase in our product development and licensing agreement revenue for the six months ended June 30, 2009 was primarily due to an increase of $2.1 million in Pfizer related revenue.  The $0.1 decrease in our contract and grant revenue for the six months ended June 30, 2009 was primarily due to us deferring $0.3 million in revenue related to our CDX-2401 program during the three months ended June 30, 2009.  The $2.4 million increase in our product royalty revenue for the six months ended June 30, 2009 was primarily related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in research and development expense by us.

			Increase/	Increase/
	Six Months Ended June 30,		(Decrease)	(Decrease)
Research and Development Expense:	2009	2008	$	%
	(In thousands)
Personnel	$5,057	$4,414	$643	15%
Laboratory Supplies	1,236	798	438	55%
Facility	2,373	1,854	519	28%
Product Development	3,225	2,440	785	32%
License and Royalty	4,025	1,760	2,265	129%

The $0.6 million increase in our personnel expenses for the six months ended June 30, 2009 was primarily due to significantly higher headcount as a result of the AVANT Merger offset by a decrease of $0.7 million in stock-based compensation expense.

The $0.4 million increase in our laboratory supply expenses for the six months ended June 30, 2009 was primarily due to increased research, preclinical and manufacturing activities as a result of the continued development of our product candidates.

The $0.5 million increase in our facility expenses for the six months ended June 30, 2009 was primarily due to the combination of expenses for three facilities as a result of the AVANT Merger.

The $0.8 million increase in our product development expenses for the six months ended June 30, 2009 was primarily due to expansion of our clinical trials for CDX-110 and CDX-1307.

The $2.3 million increase in our license and royalty expenses for the six months ended June 30, 2009 was primarily due to higher CCH royalty fee expense.

General and Administrative Expense:  The $0.8 million decrease in our general and administrative expenses for the six months ended June 30, 2009 was primarily due to the $1.4 million in severance expense incurred during the six months ended June 30, 2008 primarily related to our former President and Chief Executive Officer.  The effect of this decrease was partially offset by $0.7 million in severance expense, including related non-cash stock-based compensation expense, incurred during the six months ended June 30, 2009 related to our former SVP, Business Development.

Amortization Expense:  The increase in our amortization expense of acquired intangible assets for the six months ended June 30, 2009 was primarily due to the intangible assets acquired in connection with the AVANT Merger.

Investment and Other Income, Net:  The decrease in our investment and other income, net for the six months ended June 30, 2009 was primarily due to lower average interest rates in 2009. The effect of this decrease was partially offset by higher average cash balances in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity will be affected if our and CuraGen’s shareholders approve the CuraGen Merger and the CuraGen Merger is consummated.  At June 30, 2009, CuraGen reported in their Form 10-Q filed with the SEC on August 5, 2009 cash and investments of $76.0 million, working capital of $73.8 million, and 4% convertible subordinated debt due in February 2011 of $14.1 million.

At June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $31.6 million. Our working capital at June 30, 2009 was $20.7 million. We incurred a loss of $8.7 million and $16.4 million for the three and six months ended June 30, 2009, respectively. Net cash used in operations for the six months ended June 30, 2009 was $13.5 million.  We believe that without the CuraGen Merger, the cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents at June 30, 2009 are sufficient to meet estimated working capital requirements fund planned operations for at least the next twelve months.

Our cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist primarily of investments in money market mutual funds with commercial banks and financial institutions. We maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices, laboratories and manufacturing facility, fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services, consulting, legal and other professional fees. To date, and for the foreseeable future, the primary sources of cash flows from operations have been payments received from our collaborative partners and from government entities. The timing of any new collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

In 2009, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of us.

Cash Flows from Operating Activities

Net cash used in operating activities was $13.5 million for the six months ended June 30, 2009 compared to net cash provided by operating activities of $26.0 million for the six months ended June 30, 2008. The increase in net cash used in operating activities was primarily due to Pfizer’s up-front payment of $40 million received during the six months ended June 30, 2008.  We expect that cash used in operations will continue to increase in 2009 as we continue to develop our therapeutic product pipeline and bring forward new product candidates into clinical development. If the CuraGen Merger closes, we expect our cash used in operating activities will increase as we develop the CuraGen product candidates and incur severance, transaction and interest costs, partially offset by an increase in investment income.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our product candidates are developed. We plan to spend significant amounts to progress our current product candidates through the clinical trial and commercialization process as well as to develop additional product candidates. As our product candidates progress through the clinical trial process, we may be obligated to make significant milestone payments. We also expect to incur future facility costs as a result of continued capital expansion, renovations and replacements. We expect our general and administrative costs to increase as we expand our administrative and business development activities. Furthermore, we expect investment income to decrease as we fund future operations and capital expenditures from our cash reserves.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2009 compared to $10.6 million for the six months ended June 30, 2008. The decrease in net cash provided by investing activities was primarily due to the AVANT Merger in 2008.  We expect to incur future facility cost as a result of continued capital expansion, renovation and replacements.  Our investment in capital equipment is discretionary and there may be significant fluctuations on a quarterly basis.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2009 compared to $11.0 million for the six months ended June 30, 2008. The decrease in net cash provided by financing activities was primarily due to Pfizer’s one-time $10 million equity investment during the six months ended June 30, 2008.

Other Liquidity Matters

Under the Pfizer Agreement, Pfizer made an upfront payment $40 million, an equity investment of $10.0 million and will fund all development costs for the licensed programs. We are also eligible to receive potential milestone payments exceeding $390.0 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales.

AGGREGATE CONTRACTUAL OBLIGATIONS

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on March 2, 2009 have not materially changed since we filed that report.

We have committed to make potential future milestone payments to third parties of up to approximately $121 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2009, such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.9 million of milestone payments during the remainder of 2009.

In May 2009, we signed the CuraGen Merger Agreement.  Under the terms of the CuraGen Merger Agreement, each issued and outstanding share of CuraGen common stock will be converted into our shares based on an exchange ratio as described in the CuraGen Merger Agreement.  The CuraGen Merger Agreement provides for certain termination rights for both us and CuraGen and under specified circumstances, we or CuraGen may be required to pay a termination fee of $3.5 million to the other party. The transaction remains subject to our and CuraGen’s shareholder approvals and the satisfaction of customary closing conditions. The transaction is expected to close in the third quarter of 2009.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2009 due to the short-term maturities of these instruments.

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

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the three months ended June 30, 2009.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Material Weakness

As disclosed in our  2009 Form 10-Q for the three months ended March 31, 2009, we added personnel to our accounting staff with appropriate levels of experience to remediate the aforementioned material weakness.  As of June 30, 2009, the additional personnel and the resulting improvements in our internal controls have been in place for a sufficient period of time such that we have concluded that the material weakness disclosed in our 2008 Annual Report on Form 10-K related to the insufficient level of experience within our accounting department has been remediated.  We have evaluated the remediation measure described above in connection with the execution of our quarterly disclosure controls and procedures as of June 30, 2009.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

Following the announcement of the proposed acquisition by Celldex of CuraGen, a putative class action complaint, Margaret Capps v. Timothy Shannon, et al., was filed in the Connecticut Superior Court, Judicial District of New Haven, on June 9, 2009. A second putative class action complaint, Cheryl Smith v. CuraGen Corporation, et al., was filed in the Court of Chancery of the State of Delaware on June 15, 2009. Both lawsuits (the “Actions”) purport to be brought on behalf of all public stockholders of CuraGen, and name CuraGen, all of its directors, Celldex, and Cottrell Merger Sub as defendants. The complaints allege, among other things, that the merger consideration to be paid to CuraGen stockholders in the merger is unfair and undervalues CuraGen. In addition, the complaints allege that CuraGen’s directors violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The Plaintiffs in the Actions also sought to add claims that CuraGen’s directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy statement concerning the merger. The complaints also allege that CuraGen and Celldex aided and abetted the alleged breaches of fiduciary duties by CuraGen’s directors.

On July 21, 2009, the attorneys for the parties in the Actions executed a memorandum of understanding (the “MOU”) pursuant to which such Actions will be dismissed with prejudice, subject to final court approval of the settlement in the MOU. CuraGen agreed to make certain revisions to the joint proxy statement/prospectus as part of the agreement among the parties to settle the Actions and agreed to pay attorneys’ fees and expenses as awarded by the court (which payment of attorneys’ fees and expenses is expressly conditioned on, among things, the closing of the merger). The settlement of the Actions, subject to court approval, will result in a dismissal of all merger-related claims against CuraGen’s Board of Directors, CuraGen and Celldex. The MOU resolves the allegations by the plaintiffs against the defendants in connection with the proposed acquisition, and includes no admission of wrongdoing. The settlement outlined in the MOU is subject to, among other things, (i) drafting and execution of a formal stipulation of settlement and such other documentation as may be required to obtain final court approval of the settlement, (ii) consummation of the merger, (iii) final court approval of the settlement and entry of a final order and judgment by the court providing for such release language as is contained in the settlement documents, and (iv) the entry of orders dismissing the Actions with prejudice on the merits.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Except for risk factors relating to the CuraGen Merger set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

Because certain of the components of the exchange ratio will fluctuate prior to closing, CuraGen’s and Celldex’s stockholders cannot be certain of the value of the CuraGen Merger consideration or their percentage ownership of the combined company following the CuraGen Merger.

Upon completion of the CuraGen Merger, each share of CuraGen common stock will be converted into the right to receive a number of shares of Celldex’s common stock in accordance with an exchange ratio calculated based upon a formula described in the CuraGen Merger Agreement. Because the exchange ratio formula is based in part on CuraGen’s net cash and related resources at the time of the closing, as well as the average market price of Celldex’s stock over a period of time prior to the closing, it will be impossible to determine at the time of the CuraGen and Celldex stockholder meetings the precise value of the merger consideration payable in respect of each share of CuraGen common stock, the number of shares of Celldex common stock that will be issued pursuant to the merger, or the percentage of the combined company that will be owned by former CuraGen stockholders immediately after the effective time of the merger. However, the merger agreement provides that, to the extent the exchange ratio formula would require Celldex to issue shares of its common stock pursuant to the CuraGen Merger (including shares issued upon exercise of CuraGen in-the-money options assumed by Celldex in the CuraGen Merger) equal to more than 58% of the sum of the total number of shares of Celldex common stock outstanding immediately after the effective time of the CuraGen Merger (which number includes the shares of CuraGen common stock outstanding immediately prior to the effective time of the CuraGen Merger that are converted into shares of Celldex common stock in the CuraGen Merger) plus the maximum number of shares of Celldex common stock issuable upon exercise of CuraGen in-the-money options assumed by Celldex in the CuraGen Merger, the exchange ratio will become fixed so that Celldex will issue pursuant to the CuraGen Merger shares constituting 58% of such number of shares. Similarly, the CuraGen Merger Agreement provides that, to the extent the exchange ratio would require Celldex to issue shares of Celldex’s common stock pursuant to the CuraGen Merger (including shares issued upon exercise of CuraGen in-the-money options assumed by Celldex in the CuraGen Merger) equal to less than 32.5% of the sum of the total number of shares of Celldex common stock outstanding immediately after the effective time of the CuraGen Merger (which number includes the shares of CuraGen common stock outstanding immediately prior to the effective time of the CuraGen Merger that are converted into shares of Celldex common stock in the CuraGen Merger) plus the maximum number of shares of Celldex common stock issuable upon exercise of CuraGen in-the-money options assumed by Celldex in the CuraGen Merger, the exchange ratio will become fixed so that Celldex will issue shares pursuant to the CuraGen Merger constituting 32.5% of such number of shares.

Neither Celldex nor CuraGen is permitted to terminate the CuraGen Merger Agreement or re-solicit the vote of its stockholders solely because of changes in the market prices of either company’s stock or CuraGen’s net cash and related resources at closing. There will be no adjustment to the exchange ratio formula for changes in the market price of shares of CuraGen or Celldex common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Celldex’s or CuraGen’s business, operations and prospects, and regulatory considerations. Many of these factors are beyond Celldex’s and CuraGen’s control.  You should obtain current market quotations for shares of Celldex common stock and for shares of CuraGen common stock.

Each of Celldex and CuraGen will be subject to business uncertainties and contractual restrictions while the CuraGen Merger is pending.

Uncertainty about the effect of the CuraGen Merger on employees and customers may have an adverse effect on CuraGen and consequently on Celldex. These uncertainties may impair CuraGen’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with CuraGen to seek to change existing business relationships with CuraGen. Retention of certain employees may be challenging during the pendency of the CuraGen Merger, as certain employees may experience uncertainty about their future roles with Celldex. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Celldex, Celldex’s business following the CuraGen Merger could be harmed. In addition, the CuraGen Merger Agreement restricts each of CuraGen and Celldex from making certain acquisitions and taking other specified actions until the merger occurs without the consent of the other party. These restrictions may prevent each of Celldex and CuraGen from pursuing attractive business opportunities that may arise prior to the completion of the CuraGen Merger.

If we are not successful in integrating CuraGen’s organization, we may not be able to operate efficiently after the CuraGen Merger, which may harm the value of our common stock.

Achieving the benefits of the CuraGen Merger will depend in part on the successful integration of CuraGen’s operations and personnel in a timely and efficient manner. The integration process requires coordination of different development, regulatory, manufacturing and commercial teams, and involves the integration of systems, applications, policies, procedures, business processes and operations. This may be difficult and unpredictable because of possible cultural conflicts and different opinions on scientific and regulatory matters. If we cannot successfully integrate CuraGen’s operations and personnel, we may not realize the expected benefits of the CuraGen Merger.

Integrating CuraGen’s organization may divert management’s attention away from our operations.

Successful integration of CuraGen’s operations, products and personnel may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the clinical trial programs of CuraGen and/or Celldex and could otherwise harm our business, financial condition and operating results.

We expect to incur significant costs integrating Celldex and CuraGen into a single business.

We expect to incur significant costs integrating CuraGen’s operations, products and personnel. These costs may include costs for:

•          employee redeployment or relocation;

•          conversion of information systems;

•          combining development, regulatory, manufacturing and commercial teams and processes;

•          reorganization of facilities; and

•          relocation or disposition of excess equipment.

If one or more of our products cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, then the benefits of the merger may not be realized.

The combined company will have four products in clinical development and two products scheduled to enter clinical testing in 2010. All of these products must be rigorously tested in clinical trials, and shown to be safe and effective before the U.S. Food and Drug Administration, or its foreign counterparts, will consider them for approval. Failure to demonstrate that one or more of the products is safe and effective, or significant delays in demonstrating safety and efficacy, could diminish the benefits of the merger. All of these products must be approved by a government authority such as the U.S. Food and Drug Administration before they can be commercialized. Failure of one or more of the products to obtain such approval, or significant delays in obtaining such approval, could diminish the benefits of the merger. Once approved for sale, the products must be successfully commercialized. Failure to commercialize successfully one or more of the products could diminish the benefits of the CuraGen Merger.

Failure to complete the CuraGen Merger could negatively impact the stock price and the future business and financial results of Celldex.

If the CuraGen Merger is not completed, the ongoing businesses of Celldex may be adversely affected and, without realizing any of the benefits of having completed the merger, Celldex will be subject to a number of risks, including the following:

•          Celldex may be required to pay CuraGen a termination fee of $3,500,000 if the CuraGen Merger Agreement is terminated under certain circumstances;

•          Celldex will be required to pay certain costs relating to the merger, whether or not the CuraGen Merger is completed; and

•          matters relating to the CuraGen Merger (including integration planning) may require substantial commitments of time and resources by Celldex management, which could otherwise have been devoted to other opportunities that may have been beneficial to Celldex as an independent company.

Celldex also could be subject to litigation related to any failure to complete the CuraGen Merger. If the CuraGen Merger is not completed, these risks may materialize and may adversely affect Celldex’s business, financial results and stock price.

Celldex stockholders will have a reduced ownership and voting interest after the CuraGen Merger and will exercise less influence over management of the combined company.

Celldex may issue shares of common stock in the merger equal to more than 50% of the total number of shares of Celldex common stock outstanding immediately after the CuraGen Merger. Regardless of the actual number of shares of Celldex common stock issued, after the effective time of the CuraGen Merger, Celldex stockholders will own in the aggregate a significantly smaller percentage of the combined company than they currently own. Immediately after the effective time of the CuraGen Merger, Celldex’s current stockholders will own between 42% and 67.5% of the combined company. Consequently, Celldex stockholders, as a general matter, may have less influence over the management and policies of the combined company than they currently exercise over the management and policies of Celldex.

Item 6.         Exhibits

2.1

Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed May 29, 2009 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 7, 2009	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 7, 2009	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed May 29, 2009 with the Securities and Exchange Commission.

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