Form 10-Q
period 2009-09-30
Celldex Therapeutics, Inc.
filed 2009-11-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, 31,602,188 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,985	$44,257
Accounts and Other Receivables	1,091	1,827
Prepaid and Other Current Assets	934	992
Total Current Assets	28,010	47,076

Property and Equipment, Net	12,015	13,567
Intangible Assets, Net	1,941	2,473
Other Assets	6,136	6,677
Total Assets	$48,102	$69,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,153	$2,154
Accrued Expenses	4,402	3,841
Payable Due Medarex	2,957	2,957
Current Portion of Deferred Revenue	5,366	4,931
Current Portion of Long-Term Liabilities	229	218
Total Current Liabilities	14,107	14,101

Deferred Revenue	35,246	36,489
Other Long-Term Liabilities	989	1,069
Total Liabilities	50,342	51,659

Commitments and Contingent Liabilities (Note 9)

Stockholders’ (Deficit) Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2009 and December 31, 2008	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 15,879,475 and 15,789,756 Shares Issued and Outstanding at September 30, 2009 and December 31, 2008, respectively	16	16
Additional Paid-In Capital	139,882	136,661
Accumulated Other Comprehensive Income	2,593	2,606
Accumulated Deficit	(144,731)	(121,149)
Total Stockholders’ (Deficit) Equity	(2,240)	18,134
Total Liabilities and Stockholders’ Equity	$48,102	$69,793

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUE:
Product Development and Licensing Agreements	$1,339	$1,245	$4,338	$2,236
Contracts and Grants	799	138	939	419
Product Royalties	1,892	975	5,170	1,812

Total Revenue	4,030	2,358	10,447	4,467

OPERATING EXPENSE:
Research and Development	7,241	6,626	23,729	18,743
General and Administrative	3,850	4,206	10,701	11,825
Gain on Sale of Assets	—	—	(604)	—
Charge for In-Process Research and Development	—	—	—	14,756
Amortization of Acquired Intangible Assets	95	104	286	257

Total Operating Expense	11,186	10,936	34,112	45,581

Operating Loss	(7,156)	(8,578)	(23,665)	(41,114)

Investment and Other (Expense) Income, Net	(18)	922	83	1,067

Net Loss	$(7,174)	$(7,656)	$(23,582)	$(40,047)

Basic and Diluted Net Loss Per Common Share (See Note 2)	$(0.45)	$(0.49)	$(1.49)	$(2.92)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 2)	15,879	15,708	15,844	13,695

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net Loss	$(23,582)	$(40,047)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	1,955	1,771
Amortization of Intangible Assets	286	257
(Gain) loss on Sale or Disposal of Assets	(567)	308
Stock-Based Compensation Expense	2,482	4,286
In-Process Research and Development	—	14,756
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	736	(11,311)
Prepaid and Other Current Assets	58	9,591
Other Assets	541	(3,777)
Accounts Payable and Accrued Expenses	(190)	1,427
Deferred Revenue	(808)	39,664
Other Long-Term Liabilities	63	61

Net Cash (Used in) Provided by Operating Activities	(19,026)	16,986

Cash Flows from Investing Activities:
Cash Acquired in AVANT Merger, Net of Transaction Costs	—	10,750
Restricted Cash Deposits	—	(1)
Acquisition of Property and Equipment	(440)	(1,278)
Proceeds from Sale or Disposal of Assets	850	489

Net Cash Provided by Investing Activities	410	9,960

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	489	10,867
Related Party Loan Due to Medarex	—	160
Payments of Other Long-Term Liabilities	(132)	(136)

Net Cash Provided by Financing Activities	357	10,891

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	(50)

Net (Decrease) Increase in Cash and Cash Equivalents	(18,272)	37,787

Cash and Cash Equivalents at Beginning of Period	44,257	4,910

Cash and Cash Equivalents at End of Period	$25,985	$42,697

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the AVANT Merger	$—	$46,252
Shares Issued to Medarex in Settlement of a Payable	$—	$3,039
Future Amounts Payable to Licensors	$—	$2,817
Shares Issued to Executive Officers	$250	$—

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

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

The AVANT Merger was accounted for using the former purchase method of accounting and was treated as an acquisition by Celldex Research of AVANT, with Celldex Research being considered the accounting acquirer even though AVANT was the issuer of common stock and the surviving legal entity in the transaction. Under the former purchase method of accounting, the deemed purchase price was allocated to AVANT’s underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon the respective fair value of each with any excess deemed purchase price allocated to goodwill. The valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million.  The negative goodwill was allocated to all of the acquired assets that were non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development.

Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company as of the closing of the AVANT Merger. Accordingly, the financial statements of the Company prior to the AVANT Merger reflect the financial position, results of operations and cash flows of Celldex Research, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. (“Medarex”). Following the AVANT Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at September 30, 2009 and for the period from the AVANT Merger through September 30, 2009.

Merger between the Company and CuraGen

As more fully discussed in Note 12, on October 1, 2009, CuraGen Corporation (“CuraGen”), a former publicly-traded company, merged with a wholly-owned subsidiary of the Company (the “CuraGen Merger”) in accordance with a definitive merger agreement dated May 28, 2009 (the “CuraGen Merger Agreement”). Accordingly, the results of operations of CuraGen will be included in the results of operations of the Company beginning October 1, 2009.

Capital Requirements

The Company’s cash and cash equivalents at September 30, 2009 were $26.0 million. Its working capital at September 30, 2009 was $13.9 million. The Company incurred a loss of $7.2 million and $23.6 million for the three and nine months ended September 30, 2009, respectively. Net cash used in operations for the nine months ended September 30, 2009 was $19.0 million.  The Company believes that the cash and investments acquired in the CuraGen Merger, the cash inflows from existing grants and collaborations, interest income on invested funds and the cash and cash equivalents at September 30, 2009 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies, manufacture of clinical materials, the scope of collaborative arrangements.  At September 30, 2009, CuraGen had cash and investments of $70.3 million and 4% convertible subordinated debt due in February 2011 of $12.5 million.

During the next twelve to twenty-four months, the Company may take steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to (i) delay or discontinue the development of programs, (ii) license out programs earlier than expected, (iii) raise funds at significant discount or on other unfavorable terms, or (iv) sell all or a part of the Company.

(2)                               Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2009 are consistent with those discussed in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the adoption of new accounting standards during the first nine months of 2009 as discussed below.

Business Combinations

On January 1, 2009, the Company adopted the new acquisition method of accounting for business combinations which applies to acquisitions that are completed after January 1, 2009, including the CuraGen Merger.  The Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition.  The Company assesses the fair value of assets, including intangible assets such as in-process research and development (“IPR&D”) assets, using a variety of methods including present-value models.  Each asset and liability is measured at fair value from the perspective of a market participant. Transaction costs associated with the acquisition are expensed as incurred.

For acquisitions completed prior to January 1, 2009, including the AVANT Merger, the Company expensed the fair value of IPR&D to research and development expense as of the acquisition date and included transaction costs associated with the business combination as part of the cost of the acquired company.

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date the Company issued these financial statements.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted the following new U.S. GAAP accounting standards all of which did not have a material impact on the Company’s financial condition or results of operations:

•              For collaborations existing after January 1, 2009, certain transactions between collaborators are recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship;

•             Certain new factors should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset so that the useful life of a recognized intangible asset is consistent with the period of estimated cash flows used to measure fair value of the asset;

•              Determine whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The new accounting standard (i) applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents, (ii) clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method and (iii) requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data); and

•             Disclose the fair values of financial instruments in interim and annual financial statements. Prior to the issuance of the new accounting standard, disclosures about fair values of financial instruments were only required to be disclosed annually.

On July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) which is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. As the Codification was not intended to change or alter existing U.S. GAAP, the Codification did not have any impact on the Company’s financial statements or results of operations.

In August 2009, the FASB issued a new U.S. GAAP accounting standard that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of an income approach or market approach. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company is required to adopt this standard on October 1, 2009 and does not expect the adoption will have a material impact on its financial position or results of operations; however, this standard may impact the Company in future periods.

In October 2009, the FASB issued a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the existing guidance if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The Company expects to adopt the standard on January 1, 2010 on a prospective basis.  The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

(3)                           Comprehensive Loss and Net Loss Per Share

For the three and nine months ended September 30, 2009 and 2008, comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(7,174)	$(7,656)	$(23,582)	$(40,047)
Other comprehensive loss:
Unrealized foreign exchange translation gain (loss)	2	6	(13)	(50)
Total other comprehensive loss	2	6	(13)	(50)
Total comprehensive loss	$(7,172)	$(7,650)	$(23,595)	$(40,097)

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options at September 30, 2009. Options to purchase 2,695,480 and 2,046,427 shares of common stock were not included in the September 30, 2009 and 2008 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

(4)                           Fair Value Measurements

Fair value measurement is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The Company uses a fair value hierarchy for the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.  This fair value hierarchy maximizes the use of observable inputs, where available, and minimizes the use of unobservable inputs when measuring fair value. The following are the three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash equivalents. As of September 30, 2009 and December 31, 2008, the Company held cash equivalents of $22.1 million and $43.5 million in money market funds, respectively.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at September 30, 2009 and December 31, 2008.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no Level 3 assets or liabilities at September 30, 2009 and December 31, 2008.

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value of the loan payable and note payable approximates its carrying value at September 30, 2009.

(5)                               Stock-Based Compensation

At September 30, 2009, the Company had two stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

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

During the three and nine months ended September 30, 2009, the Company issued 1,482 and 2,979 shares under the 2004 ESPP Plan, respectively. There were no shares issued under the 2004 ESPP Plan during the nine months ended September 30, 2008.  At September 30, 2009, 6,906 shares were available for issuance under the 2004 ESPP Plan.

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

A summary of stock option activity under the 2008 Plan and the Celldex Research 2005 Plan for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2009	2,070,993	$8.39	8.7
Granted	714,325	8.50
Exercised	(57,400)	8.16
Canceled/forfeited	(32,013)	8.75
Expired	(425)	8.16

Outstanding at September 30, 2009	2,695,480	$8.42	7.2

Options Vested and Expected to Vest at September 30, 2009	2,497,869	$8.43	7.1
Options Exercisable at September 30, 2009	1,602,023	8.47	6.4
Options Available for Grant	145,143
Weighted Average Fair Value of Options Granted During the nine months ended September 30, 2009	$5.33

The aggregate intrinsic value of options outstanding at September 30, 2009 was $12,918.

Shares Issued to Executive Officers

In January 2009, the Company granted 29,340 shares of common stock from the 2008 Plan to its executive officers. The value of these shares was $0.3 million on the grant date.

Valuation and Expenses Information

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and employee stock purchases for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Research and development	$248	$272	$1,068	$1,830
General and administrative	371	1,574	1,414	2,456
Total stock-based compensation expense	$619	$1,846	$2,482	$4,286

Impact on basic and diluted net loss per common share	$(0.04)	$(0.12)	$(0.16)	$(0.31)

In connection with the AVANT Merger, the Company accounted for the exchange of Celldex Research Stock Options into options to acquire shares of the Company’s common stock as a modification. The modification affected a total of 15 employees, including members of the Celldex Research board of directors. The total incremental compensation cost resulting from the modifications was $2.6 million, of which $0.9 million was related to vested awards and was recognized immediately as stock-based compensation during the three months ended March 31, 2008.

As of September 30, 2009, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was $4.0 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.8 years. The total fair value of employee and non-employee director stock options vested during the three and nine months ended September 30, 2009 was $0.4 million and $2.3 million, respectively.

The fair values of employee and non-employee stock options and employee stock purchases granted during the three and nine months ended September 30, 2009 and 2008 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected stock price volatility (employees)	68%	59%	68%	55-67%
Expected stock price volatility (non-employee directors)	—	61%	—	57-67%
Expected stock price volatility (2004 ESPP)	90%	—	90%	—
Expected option term (employees)	6.1 years	4.8 years	6.1 years	3.0-6.0 years
Expected option term (non-employee directors)	—	2.7–5.3 years	—	2.7-6.0 years
Expected term (2004 ESPP)	0.5 years	—	0.5 years	—
Risk-free interest rate (options)	3.4%	2.8-3.3%	1.8–3.4%	1.8-3.3%
Risk-free interest rate (2004 ESPP)	0.3%	—	0.3%	—
Expected dividend yield	None	None	None	None

The Company calculates the expected term using the simplified method for “plain-vanilla” stock options.  The simplified method estimates the expected term as the mid-point between the vesting date and the expiration date.  The Company uses its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption.  The risk-free interest rate is based upon on the yield of U.S. Treasury securities consistent with the expected term of the option. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.  During the three and nine months ended September 30 2009, forfeitures were estimated based on historical experience by applying a ten and zero percent forfeiture rate to employee and non-employee director stock option awards granted, respectively.

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

Massachusetts and New Jersey are the two states in which the Company primarily operates or has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2006, 2007 and 2008. Carryforward attributes that were generated prior to 2006 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2009 and December 31, 2008.

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

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. Under the PRF agreement, the Company retained 50% of Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% and 30% of the remaining balance payable to PRF and CCH, respectively. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense.  Product royalty revenue and royalty expense related to the Company’s retained interests in Rotarix® was $1.9 million and $0.9 million for the three months ended September 30, 2009 and 2008 and $5.1 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.

On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to the Company from Glaxo, 50% of which the Company has retained under its agreement with PRF.  During the three months ended June 30, 2008, the Company also recorded $0.2 million in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market during the three months ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. As of March 31, 2008, the Company recorded the estimated fair value of the $10 million milestone payment due from PRF of $9.1 million, the purchase accounting value assigned to the PRF milestone payment at the time of the AVANT Merger. During the three months ended September 30, 2008, the Company recognized the balance of $0.9 million as other income in the condensed consolidated statement of operations. The Company has received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

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

The Company has determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company’s deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model (“CAPM”). The $40 million upfront payment, less the $0.9 million in excess fair value for the Company’s common stock discussed above, was recorded as deferred revenue and is being amortized over the 9.5-year performance period at a rate of $1.0 million per quarter.

The agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model. The Company incurred and invoiced Pfizer reimbursable costs related to the Pfizer collaboration of $0.3 million and $1.5 million for the three months ended September 30, 2009 and 2008 and $3.0 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company recorded product development and licensing agreements revenue under the Pfizer Agreement as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Up-front portion	$1,030	$1,030	$3,089	$1,522
Reimbursable costs portion	245	86	814	111
	$1,275	$1,116	$3,903	$1,633

At September 30, 2009, the Company had total deferred revenue of $40.2 million related to the Pfizer Agreement.

In connection with the Pfizer Agreement as discussed further in Note 9, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University.  The Company recorded these deferred sublicense fees to other assets in the condensed consolidated balance sheets and is amortizing them over the 9.5-year performance period at a rate of $0.2 million per quarter.  At September 30, 2009, the unamortized balance of deferred costs was $5.9 million.

Rockefeller University (“Rockefeller”) and Gates Grand Challenge Award

The Company is collaborating on the development of a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center. Preclinical

studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis.  The Company recognized grant revenue from Rockefeller of $0.8 million and $0.1 million for the three months ended September 30, 2009 and 2008 and $0.9 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the Company had total deferred revenue of $0.4 million related to the Rockefeller arrangement.

(9)                             Collaboration Agreements

The Company has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, the Company has received licenses or options to license technology, specified patents or patent applications.  The Company’s licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.  In addition, the Company has committed to make potential future milestone payments to third parties of up to approximately $117 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones.  Nonrefundable license fee expense was $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008 and $0.5 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Medarex, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb (“Medarex”)

Medarex, a related party to the Company, owns approximately 18.6% of the Company’s outstanding common stock at September 30, 2009.  The Company and Medarex have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

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

The Company has a payable due Medarex related to the Master Services Agreement of $3.0 million at September 30, 2009 and December 31, 2008.  In October 2009, the Company paid Medarex the $3.0 million owed under the Master Services Agreement.

Rockefeller University (“Rockefeller”)

On November 1, 2005, the Company and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. In addition, the Company acknowledges that Rockefeller has granted Howard Hughes Medical Institute (“HHMI”) a paid-up, nonexclusive, irrevocable license to use the patent rights, biological materials, and technical information for HHMI’s research purposes, but with no right to sublicense.  The Company may be required to pay milestone payments to Rockefeller with respect to development of the human DEC-205 receptor. The Company may also be required to pay royalties on any product sales. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date which is the later of (i) the expiration of the last to expire of the patents covering the licensed product in such country or (ii) ten years following the first commercial sale of a licensed product in such country.

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

In connection with the Pfizer Agreement discussed in Note 8, the Company determined that $2.4 million was payable to Duke as a sublicense fee. As provided for under the Duke license, the Company paid 50% of this amount to Duke in the form of 81,512 shares of the Company’s common stock in October 2008.

Ludwig Institute for Cancer Research (“Ludwig”)

On October 20, 2006, the Company and Ludwig entered into an agreement for the nonexclusive rights to six cancer tumor targets for use in combination with the Company’s APC Targeting Technology. The term of the agreement is for ten years. Under the Ludwig license, the Company may be required to pay milestone payments to Ludwig for the use of the cancer targets in combination with the Company’s technology.  The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

Alteris Therapeutics, Inc. (“Alteris”)

In October 2005, the Company completed the acquisition of Alteris.  The Company may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of an EGFRvIII product.

Thomas Jefferson University (“TJU”)

In February 2003, the Company entered into three exclusive license agreements with TJU.  Under these licenses, the Company may be required to pay TJU milestone payments with respect to development of the licensed product as well as royalties on net sales of licensed products during the term of the license agreements. In the event that TJU provides notice of default and the default is not cured within 60 days of such notice, TJU may terminate the license agreements.

In connection with the Pfizer Agreement discussed in Note 8, the Company amended its licenses with TJU to add additional sublicensing rights and paid $4.5 million in sublicense fees to TJU in 2008.

3M Company (“3M Company”)

On June 11, 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company’s proprietary Immune Response Modifier, Resiquimod™, (and additional Toll-Like Receptor 7/8 agonists (“TLR”)) for clinical study with the Company’s proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.  The Company may be required to pay milestone payments to 3M Company with respect to development of Resiquimod™. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

University of Southampton, UK (“Southampton”)

In November 2008, the Company entered into an Exclusive Patent and Know-How License Agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In preclinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with the Company’s other immunotherapies.  The Company may be required to pay milestone payments to Southampton with respect to development of CD27. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

Amgen Inc. (“Amgen”)

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

The Company and Dr. Una S. Ryan, former President and Chief Executive Officer of the Company, executed a separation agreement effective July 16, 2008 (the “Separation Agreement”) setting forth such terms regarding Dr. Ryan’s separation from the Company.  Pursuant to the Separation Agreement, the Company recorded severance expense during the three months ended June 30, 2008 of $1.4 million.  The Separation Agreement also provided for the vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008). The remainder of Dr. Ryan’s options terminated as of July 16, 2008.  The Company recorded stock-based compensation expense of $1.3 million to general and administrative expense related to the acceleration of vesting of options in July 2008, when the criteria for establishing a grant date were met.

(11)                          AVANT Merger

As part of the AVANT Merger, the Company acquired the CDX-1135, cholera, ETEC, typhoid fever and cholesterol management vaccine programs.  In January 2009, the Company out-licensed its cholera and ETEC vaccine programs to VTI and no longer expects to incur significant costs on these projects. The Company is presently seeking partners for its typhoid fever and cholesterol management vaccine programs to complete the clinical development and commercialization of these projects. The Company does not expect to incur significant costs on these programs going forward. The Company is continuing the development of CDX-1135 and expects to incur approximately $6.3 million to move this project to the point of potentially out-licensing it to a third party.  Estimated revenues from the typhoid-ETEC-cholera vaccine, the cholesterol management vaccine, and CDX-1135 are expected to be generated beginning in 2014, 2015 and 2014, respectively.

(12)                          CuraGen Merger

In connection with the CuraGen Merger, effective October 1, 2009, the Company (i) issued 15,722,713 shares of common stock of the Company, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “CuraGen Exchange Ratio”), (ii) assumed all of the CuraGen stock options outstanding under the CuraGen 2007 Stock Plan (the “CuraGen 2007 Options”), and (iii) assumed an obligation for the $12.5 million in CuraGen 4% convertible subordinated debt due in February 2011 (the “CuraGen Debt”).  The CuraGen 2007 Options are exercisable into 931,315 shares of the Company’s common stock after applying the CuraGen Exchange Ratio.

In connection with the consummation of the CuraGen Merger, effective October 1, 2009, Celldex, CuraGen, and The Bank of New York Mellon (formerly the Bank of New York) (the “Trustee”) amended the CuraGen Debt to provide that the CuraGen Debt shall be convertible into shares of Celldex common stock at the rate of 28.27823 shares of Celldex common stock per $1,000 principal amount of notes, or $35.36 per share.

Based on the closing price of the Company’s common stock on October 1, 2009 of $5.43, the fair value of the shares issued was $85.4 million. The Company will apply acquisition accounting as of October 1, 2009.  Accordingly, the results of operations of CuraGen will be included in the results of operations of the Company beginning October 1, 2009.

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

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of CDX-110, CDX-1307, Ty800, CDX-1135, CDX-1401 and other preclinical and clinical testing, some of which are not managed by us;

•                  the ability to negotiate strategic partnerships or other disposition transactions for our non-core programs, including our cholesterol management vaccine, CETi;

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

Our strategy is to demonstrate proof-of-concept for our product candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development ourselves. Demonstrating proof-of-concept for a product candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the product candidate and some data indicating its effectiveness. Our current collaborations encompass the commercialization of an oral human rotavirus vaccine, the development of oral cholera, ETEC and HIV vaccines, and a therapeutic brain cancer vaccine. Our product candidates generally address large market opportunities for which we believe current therapies are inadequate or non-existent.

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

Merger between us and CuraGen

On October 1, 2009, CuraGen Corporation (“CuraGen”), a former publicly-traded company, merged with a wholly-owned subsidiary of us (the “CuraGen Merger”) in accordance with a definitive merger agreement dated May 28, 2009 (the “CuraGen Merger Agreement”).  In connection with the CuraGen Merger, effective October 1, 2009, we (i) issued 15,722,713 shares of our common stock, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “CuraGen Exchange Ratio”), (ii) assumed all of the CuraGen stock options outstanding under the CuraGen 2007 Stock Plan (the “CuraGen 2007

Options”), and (iii) assumed the obligations of the $12.5 million in CuraGen 4% convertible subordinated debt due in February 2011 (the “CuraGen Debt”).  The CuraGen 2007 Options are exercisable into 931,315 shares of our common stock after applying the CuraGen Exchange Ratio.

In connection with the consummation of the CuraGen Merger, effective October 1, 2009, Celldex, CuraGen, and The Bank of New York Mellon (formerly the Bank of New York) (the “Trustee”) amended the CuraGen Debt to provide that the CuraGen Debt shall be convertible into shares of Celldex common stock at the rate of 28.27823 shares of Celldex common stock per $1,000 principal amount of notes, or $35.36 per share.

Based on the closing price of the Company’s common stock on October 1, 2009 of $5.43, the fair value of the shares issued was $85.4 million. The Company will apply acquisition accounting as of October 1, 2009.  Accordingly, the results of operations of CuraGen will be included in the results of operations of the Company beginning October 1, 2009.

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

Below is a table of our currently active programs:

Technology	Product	Indication/Field	Partner	Status

ONCOLOGY	CDX-110	Glioblastoma multiforme	Pfizer	Phase 2b
	CDX-1307	Colorectal, bladder, pancreas, ovarian and breast tumors	—	Phase 1
	CDX-1401	Multiple solid tumors	—	Phase 1/2
	CDX-1127	Immuno-modulation, multiple tumors	—	Preclinical
	CR011*	Metastatic melanoma and breast cancer	—	Phase 1/2
	CR014*	Renal and ovarian cancer	—	Preclinical

INFLAMMATORY DISEASE	CDX-1135	Transplantation	—	Phase 1/2
	(formerly TP10)	Renal disease	—	Preclinical
	CDX-1189	Renal disease	—	Preclinical

INFECTIOUS	CholeraGarde®	Cholera infection	Vaccine Technologies	Phase 2b
DISEASE	ETEC	Enterotoxigenic E coli infection	Vaccine Technologies	Phase 1
	Ty800	Typhoid fever infection	—	Phase 2
	CDX-2401	HIV infection	Rockefeller University	Preclinical

MARKETED PRODUCTS	Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

* Acquired effective October 1, 2009 in the CuraGen Merger

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

During the past five years through December 31, 2008, we incurred an aggregate of $55.6 million in research and development expenses.  The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the year ended December 31, 2008 and the nine months ended September 30, 2009 and 2008. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to 2008, the privately-held Celldex Research did not maintain records that allowed for quantification of research and development expenses by project.

	Nine Months Ended September 30,		December 31,
	2009	2008	2008
	(In thousands)
Oncology:
CDX-110	$3,483	$6,353	$8,072
CDX-1307	5,341	2,323	3,446
CDX-1401	3,607	3,337	5,562
CDX-1127	639	728	1,040

Inflammatory Disease:
CDX-1135	371	123	159
CDX-1189	297	25	104

Infectious Disease:
Bacterial Vaccines (CholeraGarde®/ETEC/Ty800)	124	1,391	1,481
CDX-2401	2,342	571	830

Marketed Products:
Rotarix®	5,128	1,915	3,260

Other Programs:	2,397	1,977	2,393
Total R&D Expense	$23,729	$18,743	$26,347

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

Over seventy (70) patients with epithelial cancers have been treated in the Phase 1 clinical trials and more than half have evidence of hCG-Beta expression by their tumor. The immunotherapy has been well tolerated with only minor adverse events observed (reddening at the injection site). Analysis of the initial cohorts with GM-CSF have revealed that several patients developed good humoral responses to hCG-Beta, and some have demonstrated enhancement of circulating hCG-Beta-specific CD8 T cells. Thus, we are encouraged that CDX-1307 is providing similar results as predicted in the preclinical studies. In addition, seven patients with breast, colorectal or pancreatic cancers experienced disease stabilization from 2.2 to over 6.5 months.   The safety of CDX-1307 in combination with defined immune system modulators is now being evaluated with intent to enter Phase 2 clinical research in the first quarter of 2010.

CDX-1401:  Our second APC Targeting Technology product candidate, CDX-1401, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 is one of the most immunogenic tumor antigens and has been detected in 20-30% of cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to APCs for generating robust immune responses against cancer cells expressing NY-ESO-1. Unlike CDX-1307, which targets the mannose receptor expressing dendritic cells, CDX-1401 is the first APC product targeting DEC-205 expressing dendritic cells. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. We believe that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1. In September 2009, we initiated enrollment in a Phase 1/2 study with a combination regimen, including TLRs, for multiple tumors that express NY-ESO-1.

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

CDX-2401:  We are also using our APC Targeting Technology™ to develop vaccines against infectious disease. The lead program is CDX-2401, an APC Targeting prophylactic vaccine, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller University in New York City.  Preclinical studies and manufacturing development are in progress and our collaborators plan to file an IND for Phase 1 clinical studies in the first half of 2010.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  We consider our most critical accounting policies include revenue recognition for agreements entered into with various collaborators, accounting for business combinations, the amortization policy for acquired intangible assets, the estimates of costs incurred and assumptions made in recording accrued clinical research and contract manufacturing costs and assumptions made in calculating the fair value of stock-based compensation expense.

RESULTS OF OPERATIONS

Our financial statements prior to the AVANT Merger reflect the financial position, results of operations and cash flows of Celldex Research. Following the AVANT Merger, our financial statements reflect the financial position, results of operation and cash flows of the combined companies.

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

			Increase/	Increase/
	Three Months Ended September 30,		(Decrease)	(Decrease)
	2009	2008	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,339	$1,245	$94	8%
Contracts and Grants	799	138	661	479%
Product Royalties	1,892	975	917	94%
Total Revenue	$4,030	$2,358	$1,672	71%
Operating Expense:
Research and Development	7,241	6,626	615	9%
General and Administrative	3,850	4,206	(356)	(8)%
Amortization of Acquired Intangible Assets	95	104	(9)	(9)%
Total Operating Expense	11,186	10,936	250	2%
Operating Loss	(7,156)	(8,578)	(1,422)	(17)%
Investment and Other (Expense) Income, Net	(18)	922	(940)	(102)%
Net Loss	$(7,174)	$(7,656)	$(482)	(6)%

Net Loss:  The $0.5 million decrease in our net loss for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily the result of increased revenues.  The effect of this increase was offset by lower investment income.

Revenue:  The $0.7 million increase in our contract and grant revenue for the three months ended September 30, 2009 was primarily due to us recognizing $0.8 million in revenue related to our CDX-2401 program during the three months ended September 30, 2009.  The $0.9 million increase in our product royalty revenue for the three months ended

September 30, 2009 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in research and development expense by us.

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

			Increase/	Increase/
	Three Months Ended September 30,		(Decrease)	(Decrease)
	2009	2008	$	%
	(In thousands)
Personnel	$2,328	$1,973	$355	18%
Laboratory Supplies	594	730	(136)	(19)%
Facility	1,117	1,283	(166)	(13)%
Product Development	800	1,399	(599)	(43)%
License and Royalty	2,193	922	1,271	138%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs.  The $0.4 million increase in our personnel expenses for the three months ended September 30, 2009 was primarily due to higher headcount. We expect personnel expenses to increase over the next twelve months primarily due to the CuraGen Merger.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.1 million decrease in our laboratory supply expenses for the three months ended September 30, 2009 was primarily due to decreased research, preclinical and manufacturing activities. We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our three facilities (Phillipsburg, NJ and Needham and Fall River, MA).  The $0.2 million decrease in our facility expenses for the three months ended September 30, 2009 was primarily due to lower depreciation and amortization expenses.  We expect facility expenses to increase over the next twelve months as a result of continued capital expansion, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.  The $0.6 million decrease in our product development expenses for the three months ended September 30, 2009 was primarily due to the transfer of clinical management of our CDX-110 program to Pfizer.  We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expenses related to our CDX-1307, CDX-1401 and CuraGen programs, although there may be fluctuations on a quarterly basis.

License and royalty expenses relate to license fees on in-licensed technologies and royalty fees on out-licensed programs.  The $1.3 million increase in our license and royalty expenses for the three months ended September 30, 2009 was primarily due to an increase in Rotarix® related royalty fee expense.  We expect license and royalty expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense:  The $0.4 million decrease in our general and administrative expenses for the three months ended September 30, 2009 was primarily due to the $1.3 million in stock-based compensation expense incurred during the three months ended September 30, 2008 related to our former President and Chief Executive Officer.  The effect of this decrease was partially offset by an increase in consultant and legal expense of $0.8 million during the three months ended September 30, 2009 primarily related to the CuraGen Merger.  We expect general and administrative expense to increase over the next twelve months primarily due to the CuraGen Merger, although there may be fluctuations on a quarterly basis.

Amortization Expense:  We expect amortization expense of acquired intangible assets to increase over the next twelve months primarily due to the CuraGen Merger.

Investment and Other Income, Net:  The $0.9 million decrease in our investment and other income, net for the three months ended September 30, 2009 was primarily due to lower average cash balances and lower average interest rates in 2009. We anticipate investment income and interest expense to increase over the next twelve months due to the CuraGen Merger.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

			Increase/	Increase/
	Nine Months Ended September 30,		(Decrease)	(Decrease)
	2009	2008	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$4,338	$2,236	$2,102	94%
Contracts and Grants	939	419	520	124%
Product Royalties	5,170	1,812	3,358	185%
Total Revenue	$10,447	$4,467	$5,980	134%
Operating Expense:
Research and Development	23,729	18,743	4,986	27%
General and Administrative	10,701	11,825	(1,124)	(10)%
Gain on Sale of Assets	(604)	—	(604)	n/a
Charge for In-Process Research and Development	—	14,756	(14,756)	(100)%
Amortization of Acquired Intangible Assets	286	257	29	11%
Total Operating Expense	34,112	45,581	(11,469)	(25)%
Operating Loss	(23,665)	(41,114)	(17,449)	(42)%
Investment and Other Income, Net	83	1,067	(984)	(92)%
Net Loss	$(23,582)	$(40,047)	$(16,465)	(41)%

Net Loss:  The $16.5 million decrease in our net loss for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of a decrease in charges for acquired in-process research and development combined with increased revenue, partially offset by increased research and development expenses.

Revenue:  The $2.1 million increase in our product development and licensing agreement revenue for the nine months ended September 30, 2009 was primarily due to an increase of $2.3 million in Pfizer related revenue.  The $0.5 million increase in our contract and grant revenue for the nine months ended September 30, 2009 was primarily due to us recognizing $0.9 million in revenue related to our CDX-2401 program during the nine months ended September 30, 2009.  The $3.4 million increase in our product royalty revenue for the nine months ended September 30, 2009 was primarily related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in research and development expense by us.

			Increase/	Increase/
	Nine Months Ended September 30,		(Decrease)	(Decrease)
Research and Development Expense:	2009	2008	$	%
	(In thousands)
Personnel	$7,385	$6,387	$998	16%
Laboratory Supplies	1,829	1,528	301	20%
Facility	3,489	3,137	352	11%
Product Development	4,025	3,839	186	5%
License and Royalty	6,219	2,682	3,537	132%

The $1.0 million increase in our personnel expenses for the nine months ended September 30, 2009 was primarily due to higher headcount as a result of the AVANT Merger offset by a decrease of $0.8 million in stock-based compensation expense.

The $0.3 million increase in our laboratory supply expenses for the nine months ended September 30, 2009 was primarily due to increased research, preclinical and manufacturing activities as a result of the continued development of our product candidates.

The $0.4 million increase in our facility expenses for the nine months ended September 30, 2009 was primarily due to the AVANT Merger.

The $0.2 million increase in our product development expenses for the nine months ended September 30, 2009 was primarily due to an increase in preclinical work related to CDX-1401 and CDX-2401.

The $3.5 million increase in our license and royalty expenses for the nine months ended September 30, 2009 was primarily due to an increase in Rotarix® related royalty fee expense.

General and Administrative Expense:  The $1.1 million decrease in our general and administrative expenses for the nine months ended September 30, 2009 was primarily due to the $1.4 million in severance expense and $1.3 million in stock-based compensation expense incurred during the nine months ended September 30, 2008 primarily related to our former President and Chief Executive Officer.  The effect of this decrease was partially offset by an increase in consultant and legal expense of $0.5 million during the nine months ended September 30, 2009 primarily related to the CuraGen Merger and $0.8 million in severance expense, including related non-cash stock-based compensation expense, incurred during the nine months ended September 30, 2009 related to our former SVP, Business Development.

Amortization Expense:  The increase in our amortization expense of acquired intangible assets for the nine months ended September 30, 2009 was primarily due to the intangible assets acquired in connection with the AVANT Merger.

Investment and Other Income, Net:  The decrease in our investment and other income, net for the nine months ended September 30, 2009 was primarily due to lower average cash balances and lower average interest rates in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $26.0 million. Our working capital at September 30, 2009 was $13.9 million. We incurred a loss of $7.2 million and $23.6 million for the three and nine months ended September 30, 2009, respectively. Net cash used in operations for the nine months ended September 30, 2009 was $19.0 million.  We believe that the cash and investments acquired in the CuraGen Merger, the cash inflows from existing grants and collaborations, interest income on invested funds and our current cash and cash equivalents at September 30, 2009 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months. At September 30, 2009, CuraGen had cash and investments of $70.3 million and 4% convertible subordinated debt due in February 2011 of $12.5 million.

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

During the next twelve to twenty-four months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of us.

Cash Flows from Operating Activities

Net cash used in operating activities was $19.0 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $17.0  million for the nine months ended September 30, 2008. The increase in net cash used in operating activities was primarily due to Pfizer’s up-front payment of $40 million received during the nine months ended September 30, 2008.  We expect that cash used in operations will continue to increase in 2009 as we continue to develop our therapeutic product pipeline, bring forward new product candidates into clinical development, develop the CuraGen product candidates and incur interest costs, partially offset by an increase in investment income.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2009 compared to $10.0 million for the nine months ended September 30, 2008. The decrease in net cash provided by investing activities was primarily due to the AVANT Merger in 2008.  We expect to incur future facility cost as a result of continued capital expansion, renovation and replacements.  Our investment in capital equipment is discretionary and there may be significant fluctuations on a quarterly basis.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2009 compared to $10.9 million for the nine months ended September 30, 2008. The decrease in net cash provided by financing activities was primarily due to Pfizer’s one-time $10 million equity investment during the nine months ended September 30, 2008.

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

We have committed to make potential future milestone payments to third parties of up to approximately $117 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2009, such contingencies have not been recorded in our financial statements. We do not expect to incur any milestone payments during the remainder of 2009.

In connection with the CuraGen Merger, effective October 1, 2009, we (i) issued 15,722,713 shares of our common stock, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares, (ii) assumed all of the CuraGen 2007 Options, and (iii) assumed the obligations of the CuraGen Debt.  The CuraGen 2007 Options and CuraGen Debt convert into shares of our common stock after applying the CuraGen Exchange Ratio.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2009 due to the short-term maturities of these instruments.

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

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the three months ended September 30, 2009.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                           Legal Proceedings

Following the announcement of the proposed acquisition by Celldex of CuraGen, a putative class action complaint, Margaret Capps v. Timothy Shannon, et al., was filed in the Connecticut Superior Court, Judicial District of New Haven, on June 9, 2009. A second putative class action complaint, Cheryl Smith v. CuraGen Corporation, et al., was filed in the Court of Chancery of the State of Delaware on June 15, 2009. Both lawsuits purport to have been brought on behalf of all public stockholders of CuraGen, and name CuraGen, all of its former directors, Celldex, and Cottrell Merger Sub as defendants. The complaints alleged, among other things, that the merger consideration paid to CuraGen stockholders in the merger is unfair and undervalues CuraGen. In addition, the complaints alleged that CuraGen’s former directors violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The Plaintiffs in the two actions also sought to add claims that CuraGen’s former directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy statement concerning the merger. The complaints also alleged that CuraGen and Celldex aided and abetted the alleged breaches of fiduciary duties by CuraGen’s directors.

On July 21, 2009, the attorneys for the parties in the two actions executed a memorandum of understanding (the “MOU”) pursuant to which such actions will be dismissed with prejudice, subject to final court approval of the settlement in the MOU. CuraGen agreed to make certain revisions to the joint proxy statement/prospectus (which was prepared in connection with the approval by CuraGen’s stockholders of the merger and by Celldex’s stockholders of the stock issued to the former stockholders of CuraGen in the merger) as part of the agreement among the parties to settle the actions and agreed to pay attorneys’ fees and expenses as awarded by the court, expected to be $0.3 million. The settlement of the actions, subject to court approval, will result in a dismissal of all merger-related claims against CuraGen’s former board of directors, CuraGen and Celldex. The MOU resolves the allegations by the plaintiffs against the defendants in connection with the proposed acquisition, and includes no admission of wrongdoing.  The settlement outlined in the MOU remains subject to, among other things, (i) drafting and execution of a formal stipulation of settlement and such other documentation as may be required to obtain final court approval of the settlement, (ii) final court approval of the settlement and entry of a final order and judgment by the court providing for such release language as is contained in the settlement documents, and (iii) the entry of orders dismissing the actions with prejudice on the merits.  On August 27, 2009, a stipulation of settlement was submitted to the court for the action captioned Cheryl Smith v. CuraGen Corporation, et al, pending in the Court of Chancery of the State of Delaware, and thereafter a fairness hearing was set for November 9, 2009 where the parties will seek approval of their settlement of the Delaware Action.

CuraGen Corporation's former landlord filed a complaint in the Connecticut Superior Court, Judicial District of New Haven, on September 9, 2009, in case captioned T.K.J. Associates LLC v. CuraGen Corporation.  The plaintiff alleges that CuraGen failed to pay rent and additional charges, and, upon vacating previously leased space, failed to restore the vacated space to the condition of initial occupancy, failed to pay utility charges, failed to remove personal property, and failed to comply with applicable environmental laws and regulations.  CuraGen believes that the claims made by the landlord are without merit and intends to defend the lawsuit vigorously.

Item 1A.                  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and on Form S-3 filed with the SEC on October 21, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 2, 2009, in our joint proxy statement/prospectus filed on August 28, 2009 and in our Form S-3 filed on October 21, 2009.

Item 4.                           Submission of Matters to a Vote of Security Holders

On September 30, 2009, the Company held a Special Meeting of Stockholders at which the stockholders approved two proposals: (i) to approve the issuance of the Company’s common stock pursuant to the Agreement and Plan of Merger dated as of May 28, 2009, with respect to the CuraGen Merger; and (ii) to adjourn the meeting if necessary to solicit additional proxies in the event that there are insufficient votes to constitute a quorum or approve Proposal No. 1 at the time of the meeting.

At the Special Meeting of Stockholders, the following votes were tabulated for the proposal before the Company’s Stockholders:

PROPOSAL I

To approve the issuance of the Company’s common stock pursuant to the Agreement and Plan of Merger dated as of May 28, 2009

For	Against	Abstain
9,521,404	396,989	15,399

PROPOSAL II

To adjourn the meeting if necessary to solicit additional proxies in the event that there are insufficient votes to constitute a quorum or approve Proposal No. 1 at the time of the meeting.

For	Against	Abstain
9,257,777	649,017	26,998

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 6, 2009	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 6, 2009	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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