Form 10-K/A
period 2009-12-31
Celldex Therapeutics, Inc.
filed 2010-03-31
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code: (781) 433-0771

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class:	on Which Registered:
Common Stock, par value $.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2009 was $100.8 million (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at March 22, 2010 was 31,742,218 shares.

CELLDEX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Celldex Therapeutics, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission on March 12, 2010 and is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III.  This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

PART III

As used herein, the terms “we,” “us,” “our,” the “Company”, or “Celldex” refer to Celldex Therapeutics, Inc., a Delaware corporation organized in 1983 and its direct and indirect subsidiaries: Celldex Research Corporation (“Celldex Research”) and Celldex Therapeutics, Ltd. (“Celldex Ltd.”). Our principal activity since our inception has been research and product development conducted on our own behalf, as well as through joint development programs with several pharmaceutical companies and other collaborators.

AVANT Merger

On March 7, 2008, AVANT Immunotherapeutics, Inc. (“AVANT”) merged with Celldex Research (formerly known as Celldex Therapeutics, Inc.), a privately-held company, (the “AVANT Merger”). Effective October 1, 2008, we changed our name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.

Acquisition of CuraGen Corporation (“CuraGen”)

On October 1, 2009, CuraGen, then a publicly-traded company, merged with a wholly-owned subsidiary of Celldex (the “CuraGen Merger”). In connection with the CuraGen Merger, effective October 1, 2009, we (i) issued 15,722,713 shares of our common stock, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “CuraGen Exchange Ratio”), (ii) assumed all of the CuraGen stock options outstanding under the CuraGen 2007 Stock Plan (the “CuraGen 2007 Options”), and (iii) assumed the obligations of the $12.5 million in CuraGen 4% convertible subordinated debt due in February 2011 (the “CuraGen Debt”). The CuraGen 2007 Options are exercisable into 931,315 shares of our common stock after applying the CuraGen Exchange Ratio.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding the Current Directors and Executive Officers of Celldex

The following table sets forth the members of the Board of Directors of Celldex, their ages as of December 31, 2009 and the year in which each first became a director.

Directors	Age	Year First Became Director
Larry Ellberger (Chairman of the Board)	61	2003
Anthony Marucci (Chief Executive Officer)	47	2008
Herbert J. Conrad	77	2008
George O. Elston	45	2008
Karen Shoos Lipton	56	2001
Dr. Rajesh B. Parekh	49	2008
Harry H. Penner, Jr.	64	1997
Charles R. Schaller	73	2008
Timothy M. Shannon, M.D.	51	2009

The following biographical descriptions set forth certain information with respect to the directors and the executive officers who are not directors, based on information furnished to Celldex by each director and executive officer.

Directors

Larry Ellberger.  Mr. Ellberger was appointed Chairman of the Board of Directors in September 2009 and has been a director of Celldex since August 2003. He is a Founder and Principal of HVA, Inc. a consulting firm specializing in business development, product acquisition and licensing, and mergers and acquisitions for pharmaceutical, biotechnology, drug delivery, and medical device companies. He was most recently Interim Chief Executive Officer of PDI, Inc., a diversified sales and marketing services provider to the biopharmaceutical, medical device and diagnostic industries.  From 2000 to 2003, he was Senior Vice President of Powderject plc. He also served as a director of Powderject from 1997 to 2003. Previously Mr. Ellberger was an employee of W.R. Grace & Co. from 1995 to 1999, serving as Chief Financial Officer from 1996 and Senior Vice President, Strategic Planning and Development from 1995, and Acting Chief Executive Officer in 1997. Subsequently in April 2001 W.R. Grace & Co. filed for bankruptcy protection under Chapter 11.  From 1975 to 1995, Mr. Ellberger held numerous senior executive positions at American Cyanamid Company, serving the last four years as Vice President, Corporate Development. Mr. Ellberger currently serves on the Board of Directors of TransPharma Medical, Ltd., a

privately held specialty pharmaceutical company, and The Jewish Children’s Museum. Mr. Ellberger was formerly Chairman of the Board of Omrix BioPharmaceuticals, Inc. until its acquisition by Johnson & Johnson in 2008.

Anthony S. Marucci was appointed as permanent President and Chief Executive Officer of Celldex in September 2008 and as a director of Celldex in December 2008.  Mr. Marucci had been serving as the Chief Executive Officer and President on an interim basis since May 2008 in addition to his role as Executive Vice President, Corporate Development which he assumed upon consummation of the AVANT Merger. Mr. Marucci is also a director of the Company’s subsidiary in the UK, Celldex Therapeutics Limited.  Mr. Marucci had been Celldex Research’s Acting Chief Executive Officer since October 2007 and its Vice President, Chief Financial Officer, Treasurer and Secretary since May 2003. In addition, he was Treasurer of Medarex from December 1998 to March 2004. Mr. Marucci held a series of senior financial positions at Medarex from December 1998 to May 2003. Mr. Marucci is a member of the Board of Trustees of BioNJ and also serves as its Treasurer. Mr. Marucci received his M.B.A. from Columbia University.

Herbert J. Conrad became a director of Celldex in 2008 upon consummation of the AVANT Merger. Mr. Conrad had been a director of Celldex Research since March 2004.  Mr. Conrad is currently a director of Pharmasset, Inc. and Savient Pharmaceuticals, Inc. and serves on the Medical Advisory Board of Henry Schein. He previously served as Chairman of Sapphire Therapeutics, Inc. from 2005 until its acquisition by the Helsinn Group in 2009 and as a director for Symphony Evolution, Inc. from 2005 to 2009. He served as Chairman of the Board of Directors of GenVec, Inc. from 1996 to 2003, where he was the Chief Executive Officer from September 1996 to December 1996. From 1960 to 1993 Mr. Conrad was with Hoffmann La Roche where he was President of the U.S. Pharmaceuticals Division from 1982 through 1993. He received B.S. and M.S. degrees from the Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University.

George O. Elston became a director of Celldex in 2008 upon consummation of the AVANT Merger. Mr. Elston had been a director of Celldex Research since March 2004. Mr. Elston is currently consulting for and was most recently the Chief Financial Officer of Optherion, Inc., a privately held biopharmaceutical company located in New Haven, CT. Mr. Elston has more than 20 years of financial and business expertise in the biotechnology and medical device industries. Before joining Optherion, Mr. Elston was with Elusys Therapeutics where he raised significant funding from government and private sources, completed multiple strategic collaborations with large pharmaceutical and biotechnology firms, and oversaw collaborations with the U.S. Department of Defense and the National Institutes of Health. Before joining Elusys, Mr. Elston was Chief Financial Officer of Trillium USA, Inc., where he established the financial and administrative functions for the company’s multi-national operations. Previously, Mr. Elston was with C.R. Bard, Inc., an international manufacturer and distributor of medical devices, where he directed financial operations for multiple manufacturing facilities in several countries and successfully integrated strategic acquisitions; and with PricewaterhouseCoopers. Mr. Elston received his BBA in Public Accounting from Pace University and is a Certified Public Accountant.

Karen Shoos Lipton.  Ms. Lipton has been a director of Celldex since May 2001. Ms. Lipton was appointed Chief Executive Officer of the American Association of Blood Banks (dba AABB) in October 1994. AABB is a professional standards setting and accrediting organization in the fields of blood and cellular therapies. Previously she has held senior positions at the American Red Cross since 1984, including Acting Senior Vice President, Biomedical Services (1993-1994) and Secretary and General Counsel (1990-1993). Prior to the American Red Cross, Ms. Lipton was a lawyer in private practice. Ms. Lipton earned her AB from Yale University and her JD from Case Western Reserve University.

Dr. Rajesh B. Parekh became a director of Celldex upon consummation of the AVANT Merger. Dr. Parekh is also a director of the Company’s subsidiary in the UK, Celldex Therapeutics Limited.  Dr. Parekh had been a director of Celldex Research since March 2004 and has been a General Partner at Advent Venture Partners (UK) since 2006. Prior to joining Advent, Dr. Parekh was an Entrepreneur-in-Residence at Abingworth Management Limited (UK) from 2003-2005. Dr. Parekh has also been a Visiting Professor at the University of Oxford. He was a co-founder and served as Chief Scientific Officer and Senior Vice President of Research and Development of Oxford GlycoSciences, plc (UK) from 1988 to 2003. Dr. Parekh is also chairman of Galapagos NV (Belgium) since 2004 and currently serves on the boards of directors of six private companies in the United States and Europe. He received his B.A. and D. Phil. degrees in Biochemistry and Molecular Medicine from the University of Oxford.

Harry H. Penner, Jr. Mr. Penner has been a director of Celldex since January 1997 and was Chairman of Celldex prior to the consummation of the AVANT Merger. He is Chairman and Chief Executive Officer of Nascent BioScience, LLC, a firm which has been instrumental in the founding and development of a number of new biotechnology companies, including New Haven Pharmaceuticals, Inc. (of which he is currently Chairman and Chief Executive Officer), Rib-X Pharmaceuticals, Inc., Marinus Pharmaceuticals, Inc., RHEI Pharmaceuticals, Inc., RxGen Inc., Affinimark Technologies, Inc., and MAK Scientific. He has served as BioScience Advisor to the Governor of the State of Connecticut, and as Chair of the Connecticut Board of Governors of Higher Education, CURE, the Connecticut BioScience Cluster, and the Connecticut

Technology Council. From 1993 to 2001, Mr. Penner was a director, President and CEO of Neurogen Corporation.  Previously, he served as Executive Vice President of Novo Nordisk A/S from 1985 to 1993 and President of Novo Nordisk of North America, Inc. from 1988 to 1993. He serves on the boards of Rib-X, Marinus, Rhei, and RxGen. In addition, Mr. Penner served on the boards of Altus Pharmaceuticals, Inc. until October 2009 and Genaissance Pharmaceuticals, Inc. until it was acquired in October 2005.  Mr. Penner holds degrees from the University of Virginia (BA), Fordham University (JD), and New York University (LLM).

Charles R. Schaller became a director of Celldex in 2008 upon consummation of the AVANT Merger. Mr. Schaller served as Chairman of the Board of Directors of Celldex from 2008 to 2009.  Mr. Schaller is also a director of the Company’s subsidiary in the UK, Celldex Therapeutics Limited. Mr. Schaller had been a director of Celldex Research since November 2006. Since 1989, Mr. Schaller has been a chemical industry management consultant and, until June 2002, he served as a director of AstroPower, a publicly traded U.S. manufacturer of photo-voltaic (PV) products until being acquired by General Electric. Mr. Schaller also has been a Director of Medarex, Inc., a former affiliate of Celldex Research, from 1987 to August 2009, when Medarex was acquired by Bristol-Myers Scquibb, and was Chairman of the Medarex Board of Directors from 1987 to 1997. Mr. Schaller has also been a director of Egenix, Inc., a privately held cancer therapeutic and diagnostic company, since 2002. Mr. Schaller is a graduate of Yale University and is a graduate of the program in management development at Harvard Business School.

Timothy M. Shannon, M.D. became a director of Celldex upon the consummation of the CuraGen Merger in October 2009. He had been a CuraGen Director since his appointment as CuraGen’s President and Chief Executive Officer in September 2007. From January 2004 until September 2007, Dr. Shannon served as CuraGen’s Executive Vice President and Chief Medical Officer. From September 2002 until December 2003, Dr. Shannon served as CuraGen’s Senior Vice President of Research and Development. Prior to joining CuraGen, Dr. Shannon worked in positions of increasing responsibility for Bayer’s Pharmaceutical Business Group, where his last position was Head and Senior Vice President of Global Medical Development. Dr. Shannon is currently a venture partner at Canaan Partners, a global venture capital firm. Dr. Shannon earned his B.A. in Chemistry from Amherst College and his M.D. from the University of Connecticut School of Medicine.

Executive Officers

The following table sets forth certain information regarding are current executive officers. Officers are elected annually by the Board of Directors until their successors are duly elected and qualified.

Name of Individual	Age	Position and Office
Anthony S. Marucci	47	President, Chief Executive Officer and Director
Avery W. Catlin	61	Senior Vice President, Chief Financial Officer and Secretary
Dr. Tibor Keler	51	Senior Vice President and Chief Scientific Officer
Dr. Thomas Davis	46	Senior Vice President and Chief Medical Officer

Anthony S. Marucci was appointed as permanent President and Chief Executive Officer of Celldex in September 2008 and as a director of the Company in December 2008. See Mr. Marucci’s biography under Directors above.

Avery W. Catlin.  Mr. Catlin joined Celldex in January 2000. Mr. Catlin has more than 20 years of financial and business expertise in the biotechnology and medical device industries. Prior to joining Celldex, he served as Vice President, Operations and Finance, and Chief Financial Officer of Endogen, Inc., a public life science research products company, from 1996 to 1999. From 1992 to 1996, Mr. Catlin held various financial positions at Repligen Corporation, a public biopharmaceutical company, serving the last two years as Chief Financial Officer. Earlier in his career, Mr. Catlin held the position of Chief Financial Officer at MediSense, Inc., a Massachusetts-based medical device company. Mr. Catlin received his B.A. degree from the University of Virginia and M.B.A. from Babson College and is a Certified Public Accountant.

Dr. Tibor Keler became Senior Vice President and Chief Scientific Officer of Celldex upon consummation of the AVANT Merger. Dr. Keler had been Celldex Research’s Vice President, Research and Discovery and Chief Scientific Officer since May 2003. In addition, he was Senior Director of Preclinical Development and Principal Scientist at Medarex, Inc. from September 1993 to March 2004. While at Medarex, he was responsible for the development of Celldex’s technology and products, as well as for the preclinical development and testing of numerous Medarex products now in clinical trials. Dr. Keler received his Ph.D. in Microbiology from the University of Pennsylvania.

Thomas Davis, MD became Senior Vice President and Chief Medical Officer of Celldex upon consummation of the AVANT Merger. Dr. Davis was Vice President of Clinical Development and Chief Medical Officer of Celldex Research.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Celldex’s directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2009, all reports required to be filed under Section 16(a) were filed on a timely basis.

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

The Board of Directors and Our Committees

Board of Directors.  We are currently managed by a nine member Board of Directors, a majority of who are “independent” as that term is defined in the applicable NASDAQ listing standards. Other than Mr. Marucci and Mr. Shannon, each of our directions is deemed “independent” as that term is defined in the applicable NASDAQ listing standards. Our Board of Directors met twelve times in 2009. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors (held during the period for which such directors served on the Board of Directors) and (ii) the total number of meetings of all committees of our Board of Directors on which the Director served (during the periods for which the director served on such committee or committees). Our annual meeting of stockholders is generally held to coincide with one of the Board’s regularly scheduled meetings. We do not have a formal policy requiring members of the Board of Directors to attend our annual meetings, although our directors typically attend the annual meeting. Each of the then current directors attended the 2009 annual meeting of stockholders with the exception of Mr. Ellberger who was unable to attend due to illness.

Audit Committee.  The Board of Directors has established an Audit Committee currently consisting of George O. Elston, Chairman, Larry Ellberger, and Harry H. Penner, Jr.  The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of our internal accounting controls. Each member of the Audit Committee is “independent” as that term is defined in the rules of the SEC and the applicable NASDAQ listing standards. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board has designated George O. Elston as an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable NASDAQ listing standards. The Audit Committee met ten times during 2009. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.celldextherapeutics.com.

Compensation Committee.  The Board of Directors has established a Compensation Committee currently consisting of Dr. Rajesh B. Parekh, Chairman, Harry H. Penner, Jr. and Charles R. Schaller. The primary function of the Compensation Committee is to assist the Board in the establishment of compensation for the Chief Executive Officer and, upon his recommendation, to approve the compensation of other officers and senior employees and to approve certain other personnel and employee benefit matters. Each member of the Compensation Committee is “independent” as that term is defined in the rules of the SEC and the applicable NASDAQ listing standards.  The Compensation Committee met four times during 2009. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.celldextherapeutics.com.

Nominating and Corporate Governance Committee.  The Board of Directors has established a Nominating and Corporate Governance Committee consisting of Herbert J. Conrad, Chairman, Karen Shoos Lipton, Larry Ellberger and Charles R. Schaller. The primary function of the Nominating and Corporate Governance Committee is to assist the Board in reviewing, investigating and addressing issues regarding Board composition, policy and structure; membership on Board committees; and other matters regarding our governance. Each member of the Nominating and Corporate Governance Committee is “independent” as that term is defined in the rules of the SEC and the applicable NASDAQ listing standards.  The Nominating and Corporate Governance Committee met three times during 2009. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.celldextherapeutics.com.

Director selection criteria.  The Nominating and Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate personal characteristics and professional competencies required of board members to work together as a team to properly oversee our strategies and operations. The process followed by the Nominating and Corporate Governance Committee to identify and evaluate candidates includes (i) the review of requests from board members, management, members of the Nominating and Corporate Governance Committee, stockholders and other external sources; (ii) meetings from time to time to evaluate biographical information and background material relating to potential candidates to the Board; and (iii) interviews of selected candidates by members of the Committee and the Board. All nominees must have, at a minimum, high personal and professional integrity, exceptional ability and judgment, and be effective in collectively serving the long-term interests of all stockholders, all as described above. Other qualifications that may be considered by the Committee are described in the Nominating and Corporate Governance Charter.

All board members are expected to possess certain personal characteristics necessary to creating a functional board: high personal and professional ethics, integrity and values; practical wisdom and mature judgment; an inquisitive and objective perspective; professional experience at a policy-making level in business, government, education or medicine; time availability for in-person participation at board and committee meetings; and a commitment to representing the long-term interests of our stockholders.  These professional competencies may include senior management operational experience, accounting and finance capabilities, deep industry-related experience, biologic development and manufacturing expertise, business development leadership, medical and scientific proficiencies, and government and public policy experience.

Each of our directors brings unique perspectives and experiences to the Board of Directors and contributes in guiding and directing our strategies to meet our business objectives and to provide value to our stockholders . For example, Messrs. Conrad, Ellberger, Marucci, Penner and Shannon have all formerly been chief executive officers of life sciences or healthcare-related companies and have experienced the challenges of such a position. Similarly, Drs. Parekh and Shannon have formerly been chief scientific or chief medical officers of biotechnology companies and have the experience of guiding and directing the research and development efforts at those companies. Messrs. Ellberger, Elston and Marucci have all formerly been chief financial and chief corporate development officers at pharmaceutical and life sciences companies and have completed a significant number of financing and business development transactions. Ms. Lipton has experience in the highly regulated blood supply sector which is similar to our regulated biologics industry.  Messrs. Conrad and Schaller have many years of experience on the Boards of Directors of larger public pharmaceutical and life sciences companies.

Independence also is an important selection criterion for nomination to our Board. Independent directors should be free of any relationship with us, our management, other directors or other parties that may impair, or appear to impair, the director’s ability to make independent judgments. Independent directors must satisfy the criteria for independence established by NASDAQ. Currently all of our directors are independent except for Mr. Marucci and Dr. Shannon.

Additionally, all board members are expected to act in our best interests and the best interests of our stockholders and to avoid any conflicts of interest in accordance with our Code of Business Conduct and Ethics.  In selecting director nominees, the Nominating and Corporate Governance Committee seeks individuals who are free from conflicts of interest.

Finally, candidates should be enthusiastic and excited about their service on our Board and working collaboratively with existing board members to create value for all of our stockholders.

Stockholder nominations for directorships.  Stockholders may propose a potential director candidate for consideration by the Nominating and Corporate Governance Committee by submitting their names and background to the Secretary of Celldex at 119 Fourth Avenue, Needham, Massachusetts 02494. All such recommendations will be forwarded to the Nominating and Corporate Governance Committee, which will review and consider only such recommendations if appropriate biographical and other information is provided, as described below, on a timely basis. All security holder recommendations for director candidates must be submitted to us not less than 120 calendar days prior to the date on which our proxy statement is released to stockholders in connection with our annual meeting, and must include the following information:

•                  the name and address of record of the security holder;

•                  a representation that the security holder is a record holder of our securities, or if the security holder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934;

•                  the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the proposed director candidate;

•                  a description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications and other criteria for Board membership approved by the Board from time to time and set forth in the Nominating and Corporate Governance Committee’s written charter;

•                  A description of any arrangements or understandings between the security holder and the proposed director candidate; and

•                  The consent of the proposed director candidate to be named in the proxy statement relating to our annual meeting of stockholders and to serve as a director if elected at such annual meeting.

Assuming that appropriate information is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by Board members or other persons, as described above and as set forth in its written charter.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We believe that the compensation of our executive officers should focus executive behavior on the achievement of near-term corporate targets as well as long-term business objectives and strategies. We reviewed the data reported in the 2008 executive compensation survey of over 400 biotechnology companies independently prepared by Aon-Radford but did not tie any aspect of compensation to any survey of peers. We believe that pay-for-performance compensation programs, which reward our executives when they achieve certain individual and/or corporate goals, create stockholder value and thus have emphasized company and individual performance in setting compensation. We use a combination of base salary, annual cash incentive compensation programs, a long-term equity incentive compensation program and a broad based benefits program to create a competitive compensation package for our executive management team. We describe below our compensation philosophy, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and our other executive officers, who are collectively referred to as our Named Executive Officers.

Administration and Objectives of Our Executive Compensation Program

The Compensation Committee of the Board of Directors, which is comprised of independent, non-employee directors, is responsible for establishing and administering the policies governing the compensation of our employees, including salary, bonus and stock option grants. The policy of the Compensation Committee is to compensate our employees with competitive salaries based on their level of experience and job performance. All permanent employees, including executive officers, are eligible for annual bonus awards based on achievement of our strategic corporate goals, and participation in our stock option program. The stock option grants are made in accordance with our 2008 Stock Option and Incentive Plan (the “2008 Plan”). The Compensation Committee is also responsible for the administration of our 2004 Employee Stock Purchase Plan (the “2004 Plan”); in which employees participate on a voluntary basis.

Our Compensation Committee has designed our overall executive compensation program to achieve the following objectives:

•                  attract and retain talented and experienced executives;

•                  motivate and reward executives whose knowledge, skills and performance are critical to our success;

•                  provide a competitive compensation package that aligns the interests of our executive officers and stockholders by including a significant variable component which is weighted heavily towards performance-based rewards, based upon achievement of pre-determined goals;

•                  ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•                  foster a shared commitment among executives by aligning our and their individual goals; and

•                  compensate our executives to manage our business to meet our near-term and long-term objectives.

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

In determining whether to adjust the compensation of any one of our executive officers, including our Named Executive Officers, we annually take into account the changes, if any, in the following:

•                  market compensation levels;

•                  the contributions made by each executive officer;

•                  the performance of each executive officer;

•                  the increases or decreases in responsibilities and roles of each executive officer;

•                  the business needs for each executive officer;

•                  the relevance of each executive officer’s experience to other potential employers; and

•                  the readiness of each executive officer to assume a more significant role within the organization.

In addition, with respect to new executive officers, we take into account their prior base salary and annual cash incentives, their expected contribution and our business needs. We believe that our executive officers should be fairly compensated each year relative to market pay levels within our industry and that there should also be internal equity among our executive officers.

Executive Compensation Components

In order to both attract and retain experienced and qualified executives to manage us, the Compensation Committee’s policy on executive compensation is to (i) pay salaries which are competitive with the salaries of executives in comparable positions in the biotechnology industry, and (ii) allow for additional incentive-based compensation through the payment of annual cash bonuses and the grant of stock-based incentive awards. This policy is designed to have a significant portion of each executive’s total compensation be tied to our progress in order to incentivize the executive to fully dedicate himself or herself to achievement of corporate goals, and to align the executive’s interest with those of our stockholders through equity incentive compensation.

Our executive compensation program is primarily composed of base salary, annual incentive cash compensation payable on an annual basis and equity compensation. In addition, we provide our executives with benefits that are generally available to our salaried employees, including medical, dental, group life and accidental death and dismemberment insurance, short- and long-term disability coverage and our 401(k) plan. Within the context of the overall objectives of our compensation programs, we determined the specific amounts of compensation to be paid to each of our executives in 2009 based on a number of factors including:

•                  our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities;

•                  the roles and responsibilities of our executives;

•                  the individual experience and skills of, and expected contributions from, our executives;

•                  the amounts of compensation being paid to our other executives; and

•                  our executives’ historical compensation.

In addition, we considered the efforts of the executive team in completing the CuraGen Merger in 2009 and thereby extending the cash available to fund operations until at least 2012 when determining the incentive compensation paid to our executives for fiscal 2009.

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

Annual Performance-Based Cash Bonus.  We have designed our annual cash bonuses to reward our executive officers for their actual performance and contributions to our corporate goals for each year, as approved in advance by our Compensation Committee and Board of Directors.  The corporate goals are allocated between specific product and financial performance targets.  Achievement of our corporate goals is a substantial factor considered by our Compensation Committee in determining the annual bonuses for our executive officers.  Our performance-based bonus plan emphasizes the individual performance and contributions of each of our executive officers to the achievement of certain corporate goals.  The awards of annual incentive bonuses are not based on a rigid mathematical formula. Rather, the Compensation Committee retains significant discretion in determining incentive bonuses to be paid based on many factors, including the Compensation Committee’s assessment of our performance and the individual’s contribution to us, the individual’s total compensation compared to individuals in similar positions according to the Aon-Radford compensation survey of biotechnology companies and other individual accomplishments. The Compensation Committee also takes into account the individual’s contributions in resolving unanticipated matters, general economic conditions, and any other factors the Compensation Committee deems relevant.

One element of the Compensation Committee’s evaluation of performance is a review of the achievement of the pre-determined annual corporate goals. The goals are intended to focus management’s priorities in our operation but it is not intended to be the only element in the Compensation Committee’s determination of incentive bonuses. Accordingly, the compensation of each executive officer is based in part on the objective assessment of the achievement of corporate goals and in part on the subjective assessment of factors the Compensation Committee determines to consider at the end of each year with respect to the contribution of each executive to our business.

At the beginning of each calendar year, the Compensation Committee establishes annual corporate performance goals. Corporate goals are proposed by management, reviewed and approved by the Compensation Committee and also approved by the Board of Directors on an annual basis. The Compensation Committee considers and assigns a relative weight to appropriately focus efforts on corporate goals that are intended to enhance shareholder value. In January 2010, prior to approving 2009 incentive bonuses, the Compensation Committee evaluated our 2009 performance by assessing if, and the extent to which, we achieved or failed to achieve the corporate goals approved by the Board of Directors for 2009. The Compensation Committee conducted this exercise in January of 2010 and the Compensation Committee determined that we had achieved 100% of our stated 2009 bonus objectives.

Our corporate goals for 2009 and the level at which the Compensation Committee determined they were achieved are as follows:

	Corporate Goal	Relative Weight	2009 Achievement
(1)	Manage clinical activities on three lead immunotherapy products:
	• Complete accrual of CDX-1307 Phase 1 studies and design CDX-1307 Phase 2 study	10	100%
	• Complete enrollment of CDX-110 ACT III study and present PFS and OS data for ACT II study at ASCO	10	100%
	• Initiate Phase 1/2 study of CDX-1401 in solid tumors	10	100%

(2)	Meet 2009 manufacturing schedule for production of clinical materials of CDX-1401, CDX-1307 and CDX-2401 within approved 2009 budget.	20	100%

(3)	Select lead therapeutic antibody candidate(s) and initiate IND enabling studies in order to start a clinical program in 2010.	20	100%

(4)	Prepare year-end budget to ensure sufficient cash available to fund operations through the end of 2011 and streamline non-core asset portfolio.	30	100%

	Totals:	100	100%

To optimize achievement of corporate goals, individual goals are set in support of annual corporate goals. Individual goals for 2009 overlapped with our corporate goals for 2009 and consisted of subgoals designed to achieve our corporate goals. Prior to the Compensation Committee’s January 2010 meeting, Mr. Marucci reviewed in detail the performance of each executive officer, excluding himself, and considered such individual’s contributions to our success in 2009. Unlike the corporate goals, the Compensation Committee did not assign a relative weight to 2009 individual goals and did not conduct a numerical assessment of achievement. Mr. Marucci’s bonus recommendations were primarily driven by the fact that the Company achieved 100% of its pre-determined corporate goals in 2009 and each employee, including the executive officers, contributed to our success in achieving the 2009 corporate goals.

The Compensation Committee discussed Mr. Marucci’s recommendations for the Named Executive Officers and reviewed Mr. Marucci’s performance for fiscal 2009.  Based on Mr. Marucci’s recommendations for each of the Named Executive Officers, the Compensation Committee’s review of Mr. Marucci’s performance and the 100% achievement of the corporate goals for 2009, the Compensation Committee determined that the annual cash incentives approved for each Named Executive Officer (including Mr. Marucci) should be set at least at or near the targets established for each Named Executive Officer.

During discussions regarding the 2009 annual incentive bonus for our executives, the Compensation Committee considered and noted the following factors in assessing our 2009 performance:

Achievement of Celldex’s 2009 corporate goals: The Compensation Committee determined that we met or exceeded our corporate goals for 2009.

Strong financial position: As a result of the CuraGen acquisition, we added over $70 million in cash and investments to our balance sheet, thereby extending our ability to fund operations using cash on hand into 2012.

Progression of Celldex’s clinical pipeline: We, under the leadership of our executive officers, successfully transitioned the CDX-110 program to Pfizer and completed enrollment of the ACT III study; completed accrual of the CDX-1307 Phase 1 studies and determined the design of the ensuing Phase 2 study; initiated the Phase 1/2 study of CDX-1401 in solid tumors; and identified the next preclinical program for clinical development.

Success during difficult economic conditions: Our strong performance and the foregoing factors were considered in light of uncertain and volatile market conditions, difficult credit markets and a contracted global economy.

The Compensation Committee determined that annual incentive bonuses paid to the Named Executive Officers for 2009, which met or exceeded targets, were fair, reasonable and appropriate based on the factors described above.

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

Our recent practice has been to grant equity-based awards to our executive officers, if any at all, on an annual basis. All such grants are subject to approval by the Compensation Committee at a regularly scheduled meeting during the year. The date of grant and the fair market value of the award are based upon the date of the Compensation Committee meeting approving such grant. When granting equity-based awards, the Compensation Committee considers a number of factors in determining the amount of equity incentive awards, if any, to grant to our executives, including:

•      the existing levels of stock ownership among the executive officers relative to each other and to our employees as a whole;

•      previous grants of stock options to such executive officers;

•      vesting schedules of previously granted options;

•      the performance of the executives and their contributions to our overall performance;

•      an outside survey of stock option grants and restricted common stock awards in the biotechnology industry;

•      an internally prepared survey of similarly situated biotechnology companies’ proxy statements;

•      personal knowledge of the Compensation Committee members regarding executive stock options and restricted common stock awards at comparable companies;

•      the financial statement impact of stock option awards on our results of operations; and

•      the amount and percentage of our total equity on a diluted basis held by our executives.

Equity compensation awards to our Named Executive Officers primarily consist of stock option awards. Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with us. Stock options are earned on the basis of continued service to us and generally vest over four years, beginning with 25% vesting one year after the date of grant, then pro-rata vesting primarily quarterly or monthly thereafter. All historical option grants were made at what our Compensation Committee and Board of Directors determined to be the fair market value of our shares of our common stock on the respective grant dates.

On January 21, 2010, the Compensation Committee awarded a special bonus of stock options to purchase 30,000 shares, 20,000 shares, 15,000 shares and 15,000 shares of our common stock to each of Messrs. Marucci, Catlin, Keler and Davis, respectively, for their efforts and contributions to successful completion of the CuraGen acquisition.

On January 6, 2009, the Board of Directors awarded 5,868 shares of restricted stock having a fair value of $50,000 to each of Messrs. Marucci, Catlin, Keler and Davis based on the degree of success in 2008 of integrating the businesses of Celldex Research and AVANT following the AVANT Merger.

We have adopted an equity grant policy that formalizes how we grant equity awards by setting a regular schedule for granting equity awards in connection with the hiring or promotion of any of our employees, granting annual equity awards and granting equity awards to non-employee directors.  Such policy also outlines grant approval requirements and specifies the vesting schedule and exercise prices for restricted stock units and stock option awards.  We believe that this policy will mitigate the risk that issues or concerns would be raised in the future regarding the timing of grants of equity awards to our officers, directors and employees.

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

Summary Compensation Table

The following summary compensation table reflects certain information concerning compensation for services in all capacities awarded to, earned by or paid during the years ended December 31, 2009, 2008 and 2007 to each person who served as our Chief Executive Officer and Chief Financial Officer at any time during the year ended December 31, 2009 and the two other executive officers employed by us as of December 31, 2009 (collectively, the “Named Executive Officers”).

Name and Principal Position	Years	Salary ($)	Bonus ($)(1)	Stock Awards ($)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Anthony S. Marucci(4)	2009	460,255	138,774	—		775,830		—	—	8,773	1,383,632
President and Chief	2008	302,800	137,400	50,000	(5)	1,022,057		—	—	7,333	1,519,590
Executive Officer	2007	—	—	—		—		—	—	—	—
Avery W. Catlin	2009	288,607	65,000	—		382,970		—	—	5,622	742,199
Senior Vice President and	2008	262,170	57,700	50,000	(5)	762,665		—	—	3,483	1,136,018
Chief Financial Officer	2007	251,121	35,818	—		24,600	(6)	—	—	2,700	314,239
Tibor Keler., Ph.D.(7)	2009	341,561	100,000	—		429,533		—	—	3,690	874,784
Senior Vice President and	2008	250,000	96,600	50,000	(5)	1,022,057		—	—	3,822	1,422,479
Chief Scientific Officer	2007	—	—	—		—		—	—	—	—
Thomas Davis, M.D.(8)	2009	362,744	98,000	—		451,818		—	—	7,368	919,930
Senior Vice President and	2008	300,000	96,600	50,000	(5)	636,971		—	—	3,886	1,087,457
Chief Medical Officer	2007	—	—	—		—		—	—	—	—

(1)	The amounts in the Bonus column include annual bonus amounts earned by each of our Named Executive Officers in 2009, 2008 and 2007.

(2)

Except as noted in (6) below, the amounts in the Option Awards column reflect the dollar amounts for the aggregate grant date fair value of stock option awards made in fiscal years ended December 31, 2009, 2008 and 2007 for awards pursuant to the 2008 Plan. The 2009 dollar amount also includes the special bonus options awarded on January 21, 2010 by the Compensation Committee for the efforts and contributions to successful completion of the CuraGen acquisition.

(3)

The amounts listed in the All Other Compensation column includes our matching contribution to the 401(k) Savings Plan of each named executive officer and premiums paid for life insurance under our nondiscriminatory group plan for each named executive officer. In addition, we paid premiums of $2,550 in 2009 and 2008 for a $1,000,000 term life insurance policy on Mr. Marucci.

(4)

Mr. Marucci joined us on March 7, 2008 upon the consummation of the AVANT Merger. On September 25, 2008, Mr. Marucci became our President and CEO and his base salary was increased from $250,000 to $458,000 on an annualized basis.

(5)

On January 6, 2009, our Board of Directors awarded to each of Messrs. Marucci, Catlin, Keler, and Davis restricted shares of common stock having a value of $50,000 as a special payment for the successful integration in 2008 of the two companies as a result of the AVANT Merger.

(6)	Mr. Catlin’s 2007 stock option awards were terminated upon the consumption of the AVANT Merger.

(7)	Dr. Keler joined us on March 7, 2008 upon the consummation of the AVANT Merger.

(8)	Dr. Davis joined us on March 7, 2008 upon the consummation of the AVANT Merger.

Grants of Plan-Based Awards

The following table provides information on stock options and stock awards granted in 2009 to each of our Named Executive Officers.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Market Price on Date of	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)(1)	Grant ($/Sh)(1)	Awards ($)(2)
Anthony S. Marucci	01/06/09					129,000	8.52	8.65	692,085
	01/06/09				5,868				50,000
Avery W. Catlin	01/06/09					61,000	8.52	8.65	327,265
	01/06/09				5,868				50,000
Tibor Keler, Ph.D.	01/06/09					72,250	8.52	8.65	387,621
	01/06/09				5,868				50,000
Thomas Davis, M.D.	01/06/09					76,400	8.52	8.65	409,886
	01/06/09				5,868				50,000

(1)

The exercise price of the option awards differs from the market price on the date of grant. The exercise price is determined based on the average of the high and low price of our common stock on the date of grant, while the market price on the date of grant is the closing price of our common stock on that date.

(2)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards

The following table sets forth certain information regarding the stock option grants and stock awards to our Named Executive Officers at the end of fiscal 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—DECEMBER 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Anthony S. Marucci(1)	56,437	72,563		8.52	01/06/2019
Anthony S. Marucci(2)	242,099	12,144		8.16	03/07/2018
Avery W. Catlin(3)	—	61,000		8.52	01/06/2019
Avery W. Catlin(4)	45,834	137,499		8.16	03/07/2015
Tibor Keler, Ph.D(5)	—	72,250		8.52	01/06/2019
Tibor Keler, Ph.D(6)	242,099	12,144		8.16	03/07/2018
Thomas Davis, M.D.(7)	—	76,400		8.52	01/06/2019
Thomas Davis, M.D.(8)	89,870	58,955		8.16	03/07/2018

(1)	Options for 32,250 vested on May 1, 2009 and options for 96,750 shares vest quarterly thereafter in equal amounts on the last day of the subsequent twelve quarters.

(2)	Options for 157,093 shares vested immediately and options for 97,150 shares vest over 24 months from the date of grant.

(3)	Options for 15,250 vested on January 6, 2010 and options for 45,750 shares vest quarterly thereafter in equal amounts on the last day of the subsequent twelve quarters.

(4)	Options vest in four equal annual installments beginning on the first anniversary of the date of grant.

(5)	Options for 18,062 vested on January 6, 2010 and options for 54,188 shares vest quarterly thereafter in equal amounts on the last day of the subsequent twelve quarters.

(6)	Options for 157,093 shares vested immediately and options for 97,150 shares vest over 24 months from the date of grant.

(7)	Options for 19,100 vested on January 6, 2010 and options for 57,300 shares vest quarterly thereafter in equal amounts on the last day of the subsequent twelve quarters.

(8)

Options for 24,761 shares vested immediately, options for 26,914 shares vest over 25 months from the date of grant and options for 97,150 shares vest 25% on the first anniversary of the date of grant and then pro-rata over the remaining 36-month vesting period.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of option exercises in fiscal 2009 and the number of shares of stock issued under the 2008 Plan that vested in fiscal 2009 and the corresponding amounts realized by our Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Anthony S. Marucci	—	—	5,868	50,000
Avery W. Catlin	—	—	5,868	50,000
Tibor Keller, Ph.D.	—	—	5,868	50,000
Thomas Davis, M.D.	—	—	5,868	50,000

Employment Agreements

On July 23, 2008, we entered into an employment agreement (“Employment Agreement”) with Anthony S. Marucci (the “Executive”). Mr. Marucci served as the Company’s Executive Vice President, Corporate Development from March 7, 2008 and served as our Chief Executive Officer and President on an interim basis until September 25, 2008 when he was appointed as our permanent Chief Executive Officer. The Employment Agreement provides, among other things, for: (i) an annual base salary of $250,000 (increased to $458,000 on September 25, 2008); (ii) an annual cash bonus in an amount established by our Board of Directors; (iii) a weekly bonus of $3,992.31 during the period in which the Executive serves as interim Chief Executive Officer and President (which ended on September 25, 2008); (iv) a lump sum severance payment equal to 200% of the Executive’s then-base salary (not including bonus) in the event that his employment is terminated without cause or he resigns “for good reason” (as defined in the Employment Agreement); and (v) accelerated vesting of any unvested Equity Awards (as defined in the Employment Agreement) and a lump sum cash payment equal to twenty four (24) times Executive’s highest monthly base compensation (not including bonus) during the twenty-four month period prior to the date of termination plus the average of the annual discretionary bonuses (but not the bonuses received for serving as interim Chief Executive Officer) received by the Executive during the two full fiscal years prior to the date of termination in the event of termination without cause or resignation “for good reason” by the Executive within one year immediately following a Change in Control (as defined in the Employment Agreement). The Employment Agreement has an initial term through July 30, 2011 and shall automatically renew for additional one year terms unless either party gives ninety (90) days prior written notice of its intent not to renew.

On January 6, 2009, we entered into employment agreements with Mr. Catlin and Drs. Davis, M.D. and Keler, Ph.D.

The employment agreements between us and Messrs. Catlin, Davis and Keler provide, among other things, for: (i) annual base salary ($288,250 in the case of Mr. Catlin, $362,400 in the case of Dr. Davis, and $342,000 in the case of Dr. Keler); (ii) an annual discretionary bonus in an amount established by our Board of Directors or the Compensation Committee thereof; (iii) a lump sum severance payment equal to 200% of the executive’s then-base salary n the event that his employment is terminated without cause or he resigns “for good reason” (as defined in the employment agreement); and (iv) accelerated vesting of any unvested equity awards (as defined in the employment agreement) and a lump sum cash payment equal to twelve (12) times the executive’s highest monthly base compensation (not including bonus) during the twenty-four month period prior to the date of termination plus the average of the annual discretionary bonuses received during the two full fiscal years prior to the date of termination in the event of termination without cause or resignation “for good reason” by the executive within one year immediately following a change in control (as defined in the employment agreement).

The employment agreements have an initial term through December 31, 2011 and shall automatically renew for additional one year terms unless either party gives ninety (90) days prior written notice of its intent not to renew. We may terminate the employment agreements without cause, on 90-days’ prior notice, or for cause, subject to a 30-day cure period in certain circumstances.

On January 6, 2009, we also entered into an amended and restated employment agreement with Anthony S. Marucci, President and Chief Executive Officer, which removed references to his being “interim” Chief Executive Officer and President and conformed the initial term and other provisions so that they are coordinated with the employment agreements entered into and between us and Messrs. Catlin, Davis and Keler.

Pension Benefits

None of our Named Executive Officers participate in qualified or nonqualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our Named Executive Officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination of Employment or Change in Control

Certain of our Named Executive Officers have and had provisions in their employment agreements regarding severance upon certain termination events or acceleration of stock options in the event of our change of control or termination following a change of control. These severance and acceleration provisions are described in “Employment Agreements,” and certain estimates of these change of control benefits are provided in the tables below.

Anthony S. Marucci

The following table describes the potential payments and benefits upon employment termination for Anthony S. Marucci, President and Chief Executive Officer, as if his employment had terminated as of December 31, 2009, the last business day of our latest fiscal year.

Executive benefits and	Voluntary resignation for no good	Voluntary resignation for good	Termination by Celldex	Termination by Celldex	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following
payments upon termination	reason	reason	not for cause	for cause	change of control(1)
Base salary	$—	$925,160	$925,160	$—	$925,160
Bonus	—	—	—	—	138,087
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	35,594	35,594	—	35,594
Total	$—	$960,754	$960,754	$—	$1,098,841

(1)

On change of control, the employee is generally entitled to a lump sum payment equal to twenty-four times the employee’s highest monthly base salary payment over the prior twenty-four months plus the employee’s average annual discretionary bonuses received during the two full fiscal years prior to the date of termination.

Avery W. Catlin

The following table describes the potential payments and benefits upon employment termination for Avery W. Catlin, Chief Financial Officer, as if his employment had terminated as of December 31, 2009, the last business day of our latest fiscal year.

Executive benefits and	Voluntary resignation for no good	Voluntary resignation for good	Termination by Celldex	Termination by Celldex	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following
payments upon termination	reason	reason	not for cause	for cause	change of control(1)
Base salary	$—	$582,770	$582,770	$—	$291,385
Bonus	—	—	—	—	61,350
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	26,307	26,307	—	26,307
Total	$—	$609,077	$609,077	$—	$379,042

(1)

On change of control, the employee is generally entitled to a lump sum payment equal to twenty-four times the employee’s highest monthly base salary payment over the prior twenty-four months plus the employee’s average annual discretionary bonuses received during the two full fiscal years prior to the date of termination.

Tibor Keler, Ph.D.

The following table describes the potential payments and benefits upon employment termination for Tibor Keler, Ph.D., Chief Scientific Officer, as if his employment had terminated as of December 31, 2009, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation for no good reason	Voluntary resignation for good reason	Termination by Celldex not for cause	Termination by Celldex for cause	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following change of control(1)
Base salary	$—	$690,840	$690,840	$—	$345,420
Bonus	—	—	—	—	98,300
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	35,594	35,594	—	35,594
Total	$—	$726,434	$726,434	$—	$479,314

(1)           On change of control, the employee is generally entitled to a lump sum payment equal to twenty-four times the employee’s highest monthly base salary payment over the prior twenty-four months plus the employee’s average annual discretionary bonuses received during the two full fiscal years prior to the date of termination.

Thomas Davis, M.D.

The following table describes the potential payments and benefits upon employment termination for Thomas Davis, M.D., Chief Medical Officer, as if his employment had terminated as of December 31, 2009, the last business day of our latest fiscal year.

Executive benefits and payments upon termination	Voluntary resignation for no good reason	Voluntary resignation for good reason	Termination by Celldex not for cause	Termination by Celldex for cause	Voluntary termination by the executive for good reason or termination by Celldex without cause in connection with or following change of control(1)
Base salary	$—	$732,048	$732,048	$—	$366,024
Bonus	—	—	—	—	97,300
Equity Awards Acceleration	—	—	—	—	—
Continuation of Health Benefits	—	35,594	35,594	—	35,594
Total	$—	$767,642	$767,642	$—	$498,918

(1)           On change of control, the employee is generally entitled to a lump sum payment equal to twenty-four times the employee’s highest monthly base salary payment over the prior twenty-four months plus the employee’s average annual discretionary bonuses received during the two full fiscal years prior to the date of termination.

Director Compensation

Effective March 8, 2008, the following director non-equity compensation policy was adopted. Directors who are not our employees are each entitled to receive a retainer fee of $50,000 each fiscal year (“Annual Retainer”). The Chairman of the Board is entitled to receive an annual retainer fee of $40,000 in addition to his or her Annual Retainer and any retainer for committee service. The Chairperson of each committee of the Board of Directors is entitled to receive an annual retainer fee of $30,000 in addition to his or her Annual Retainer. Each committee member (other than the Chairperson of a committee) will receive an annual retainer of $20,000 in addition to his or her Annual Retainer. Each Director who resides outside the United States shall receive an additional stipend of $20,000. Stipends and retainers are paid in advance on a quarterly basis. The Directors shall be reimbursed for necessary travel and business expenses as incurred but will not receive any additional fees for attending meetings or calls of the Board of Directors. To further align the interests of the members of the Board with the stockholders of the Company, the Board, at the recommendation of the Compensation Committee, amended its non-equity compensation policy on December 16, 2009 to provide that new board members will receive an initial stock option grant to purchase 8,000 shares of the Company’s common stock upon joining the Board and that all non-employee directors will receive an annual grant of 2,000 shares of restricted stock each year following the annual stockholders’ meeting.

On December 16, 2009, the Board of Directors granted to Dr. Shannon, as our new director, stock options to purchase 8,000 shares of our common stock, having a grant date of December 23, 2009, having an exercise price of $4.48 per share, and which was (i) granted pursuant to the 2008 Plan as a “Nonqualified Stock Option”, as such term is defined in the 2008 Plan; and (ii) subject to a vesting schedule whereby 100% of the shares subject to the Option vest on the first anniversary date of grant (so long as the director remains a member of the Board as of such date).

Also on December 16, 2009, the Board of Directors granted, as an annual award, to each non-employee member of the Board (specifically Messrs. Ellberger, Conrad, Elston, Penner, Parekh, Schaller and Shannon and Ms. Lipton) 2,000 shares of our common stock, having a grant date of December 23, 2009, and which was (i) granted pursuant to the 2008 Plan as “Restricted Stock”, as such term is defined in the 2008 Plan; and (ii) subject to a vesting schedule whereby an equal number of the shares of common stock shall become vested and no longer be subject to risk of forfeiture on each of March 23, 2010, June 23, 2010, September 23, 2010 and December 23, 2010 (so long as the director remains a member of the Board as of such date).

As of February 15, 2010, the current independent directors had the following stock options outstanding: Larry Ellberger—29,728, Herbert J. Conrad—29,879, George O. Elston—29,879, Karen Shoos Lipton—29,728, Dr. Rajesh B. Parekh—29,879, Harry H. Penner, Jr.—29,728, Charles R. Schaller—26,882 and Timothy M. Shannon, M.D.—292,936.

This table summarizes the annual compensation for our non-employee directors during 2009.

DIRECTOR COMPENSATION—2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Larry Ellberger	105,000	8,960	—	—	—	—	113,960
Herbert J. Conrad	80,000	8,960	—	—	—	—	88,960
George O. Elston	75,000	8,960	—	—	—	—	83,860
Karen Shoos Lipton	70,000	8,960	—	—	—	—	78,960
Dr. Rajesh B. Parekh	100,000	8,960	—	—	—	—	108,960
Harry H. Penner, Jr.	90,000	8,960	—	—	—	—	98,960
Charles R. Schaller	110,000	8,960	—	—	—	—	118,960
Timothy M. Shannon, M.D.	12,500	8,960	21,360	—	—	—	42,820

(1)           The amounts in the Stock Awards column reflect the grant date fair value of restricted stock awards of 2,000 shares made in 2009 to each of our non-employee directors for awards pursuant to the 2008 Plan.

(2)           The amounts in the Option Awards column reflect the dollar amounts for the aggregate grant date fair value of stock option awards made in 2009 for awards pursuant the 2008 Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors was composed at by the following three non-employee directors: Messrs. Rajesh B. Parekh, Chairman, Harry H. Penner, Jr. and Charles R. Schaller. None of these Compensation Committee members was an officer or employee of us during the year. No Compensation Committee interlocks between us and another entity existed.

Risk Considerations

We do not believe that our compensation practices and policies for our employees, including our executive officers, create risks or are likely to create risks that are reasonably likely to have a material adverse effect on our results of operations or financial condition.  We are an early stage biopharmaceutical company that is generating a pipeline of drug candidates to treat cancer and other difficult-to-treat diseases and do not yet generate earnings.  As discussed above in our Compensation Discussion and Analysis section we use a mix of performance goals in our annual and long-term incentive programs to align incentive compensation with a broad set of measures important to the creation of shareholder value.

COMPENSATION COMMITTEE REPORT*

Our Compensation Committee has reviewed the Compensation Discussion and Analysis with management and based on a review of the Compensation Discussion Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Dr. Rajesh B. Parekh, Chairman
Harry H. Penner, Jr.
Charles R. Schaller

*              The foregoing report of the Compensation Committee is not to be deemed “filed” with the SEC (irrespective of any general incorporation language in any document filed with the SEC) or subject to Regulation 14A of the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into a document filed with the SEC.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding shares of our common stock that may be issued under our existing equity compensation plans, including Celldex’s 2008 Stock Option and Incentive Plan (the “2008 Plan”) and Celldex’s 2004 Employee Stock Purchase Plan (the “2004 Plan”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)		Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	3,576,159	(3)	$7.10	2,551,501	(4)

(1)           Does not include any Restricted Stock as such shares are already reflected in our outstanding shares.

(2)           Consists of the 2008 Plan, 2004 Plan, Celldex Research’s 2005 Equity Incentive Plan and CuraGen’s 2007 Stock Plan.

(3)           Does not include purchase rights accruing under the 2004 Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(4)           Includes shares available for future issuance under the 2008 Plan and the 2004 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 15, 2010 with respect to the beneficial ownership of our common stock by the following: (i) each of our current directors; (ii) each of the Named Executive Officers; (iii) the current executive officers; (iv) all of the executive officers and directors as a group; and (v) each person known by the us to own beneficially more than five percent (5%) of the outstanding shares of our common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our common stock issuable under options that are exercisable on or within 60 days after February 15, 2010 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 31,701,124 shares of common stock outstanding as of February 15, 2010 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity:

Name and Business Address of Beneficial Owners*	Amount and Nature of Beneficial Ownership(1)		Percentage of Common Stock(2)
Directors and Executive Officers
Larry Ellberger	45,228	(3)	**
Herbert J. Conrad	30,379	(4)	**
George O. Elston	30,379	(5)	**
Karen Shoos Lipton	30,561	(6)	**
Dr. Rajesh B. Parekh	30,379	(7)	**
Harry H. Penner, Jr.	30,644	(8)	**
Charles R. Schaller	47,382	(9)	**
Timothy M. Shannon, M.D.	372,333	(10)	1.16%
Anthony S. Marucci	334,610	(11)	1.05%
Avery W. Catlin	119,588	(12)	**
Tibor Keler, Ph.D.	282,689	(13)	**
Thomas Davis, M.D.	132,016	(14)	**
All Directors and Executive Officers as a group (Consisting of 12 persons)	1,486,188	(15)	4.50%

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

(3)           Includes 15,000 shares of common stock owned directly by Mr. Ellberger, 500 shares of vested restricted common stock and 29,728 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(4)           Includes 500 shares of vested restricted common stock and 29,879 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(5)           Includes 500 shares of vested restricted common stock and 29,879 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(6)           Includes 333 shares of common stock owned directly by Ms. Lipton, 500 shares of vested restricted common stock and 29,728 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(7)           Includes 500 shares of vested restricted common stock and 29,879 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(8)           Includes 416 shares of common stock owned directly by Mr. Penner, 500 shares of vested restricted common stock and 29,728 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(9)           Includes 20,000 shares of common stock owned directly by Mr. Schaller, 500 shares of vested restricted common stock and 26,882 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(10)         Includes 78,897 shares of common stock owned directly by Dr. Shannon, 500 shares of vested restricted common stock and 292,936 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 8,000 shares of common stock issuable upon exercise of options and 1,500 shares of restricted common stock, which will not vest within 60 days of February 15, 2010.

(11)         Includes 15,868 shares of common stock owned directly by Mr. Marucci and 318,742 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 228,501 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 15, 2010.

(12)         Includes 8,859 shares of common stock owned directly by Mr. Catlin and 110,729 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 223,604 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 15, 2010.

(13)         Includes 5,868 shares of common stock owned directly by Dr. Keler and 276,821 shares of common stock issuable upon exercise Presently Exercisable options. Excludes 139,672 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 15, 2010.

(14)         Includes 5,868 shares of common stock owned directly by Dr. Davis and 126,148 shares of common stock issuable upon exercise of Presently Exercisable options. Excludes 194,077 shares of common stock issuable upon exercise of options, which will not vest within 60 days of February 15, 2010.

(15)         Please refer to footnotes 3 - 14.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is our policy that all employees and directors, as well as their family members, must avoid any activity that is or has the appearance of conflicting with our business interest. This policy is included in our Code of Business Conduct and Ethics. All directors and officers of Celldex complete a directors and officers questionnaire at the beginning of each year, in which they are asked to disclose family relationships and other related party transactions. Our Audit Committee must review and approve all related party transactions, as defined in Item 404 of Regulation S-K. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. In fiscal 2009, there were no related party transactions. Charles Schaller was an independent director of Medarex, Inc. which was a principal stockholder of us, until Medarex’s acquisition by Bristol-Myers Squibb in August 2009. Medarex also has contractual relationships with us. Mr. Schaller does participate in the review or approval of any matter in which Medarex has a material interest.

Director Independence

For information on director independence, please see Item 10 above under the caption “The Board of Directors and Our Committees.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2009	2008
	(In thousands)
Audit Fees	$604	$609
Audit-Related Fees	110	—
Tax Fees	51	—
All Other Fees	2	2
Total Fees	$767	$611

Audit Fees

Represents fees, including out of pocket expenses, for professional services provided in connection with the audit of our annual audited financial statements and of our internal control over financial reporting, the review of our quarterly financial statements included in our Forms 10-Q, accounting consultations or advice on accounting matters necessary for the rendering of an opinion on our financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit-Related Fees

Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements, and consisted principally of fees for due diligence in connection with the CuraGen acquisition.

Tax Fees

Tax fees are associated with tax compliance and tax planning related activities.

All Other Fees

All other fees consist of fees relating to an accounting research tool.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to Celldex by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for Celldex if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining PricewaterhouseCoopers, LLP’s independence and has determined that such services for fiscal years 2009 and 2008 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent registered public accountants the matters required in Auditing Standards No. 61, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the board of directors that the audit financial statements be included in our annual report of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.
Date	By:	/s/ AVERY W. CATLIN
March 31, 2010
Avery W. Catlin
Senior Vice President and
Chief Financial Officer