Form 10-Q
period 2010-03-31
Celldex Therapeutics, Inc.
filed 2010-05-06
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, 31,779,718 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Three Months Ended March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,666	$57,002
Marketable Securities	32,700	25,451
Accounts and Other Receivables	859	544
Prepaid and Other Current Assets	2,058	979
Total Current Assets	78,283	83,976
Property and Equipment, Net	10,965	11,489
Intangible Assets, Net	28,459	29,979
Other Assets	5,773	5,955
Goodwill	8,965	8,965
Total Assets	$132,445	$140,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,617	$1,445
Accrued Expenses	3,810	5,615
Current Portion of Deferred Revenue	5,144	5,191
Current Portion of Long-Term Liabilities	2,387	2,156
Convertible Subordinated Debt	11,866	—
Total Current Liabilities	24,824	14,407
Deferred Revenue	33,138	34,191
Convertible Subordinated Debt	—	11,684
Other Long-Term Liabilities	6,024	6,315
Total Liabilities	63,986	66,597

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2010 and December 31, 2009	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 31,759,718 and 31,685,061 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, respectively	32	32
Additional Paid-In Capital	230,020	228,863
Accumulated Other Comprehensive Income	2,663	2,546
Accumulated Deficit	(164,256)	(157,674)
Total Stockholders’ Equity	68,459	73,767
Total Liabilities and Stockholders’ Equity	$132,445	$140,364

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousand, except per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUE:
Product Development and Licensing Agreements	$1,347	$1,502
Contracts and Grants	220	139
Product Royalties	2,146	2,091
Total Revenue	3,713	3,732

OPERATING EXPENSE:
Research and Development	6,438	6,456
Royalty	2,327	2,230
General and Administrative	2,835	3,341
Gain on Sale of Assets	—	(604)
Amortization of Acquired Intangible Assets	1,520	95
Total Operating Expense	13,120	11,518

Operating Loss	(9,407)	(7,786)
Investment and Other Income, Net	3,162	123
Interest Expense	(337)	(40)
Net Loss	$(6,582)	$(7,703)

Basic and Diluted Net Loss Per Common Share (Note 4)	$(0.21)	$(0.49)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 4)	31,695	15,819

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net Loss	$(6,582)	$(7,703)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	908	686
Amortization of Intangible Assets	1,520	95
Loss on Sales and Maturities of Marketable Securities	21	—
Gain on Sales or Disposal of Assets	—	(598)
Stock-Based Compensation Expense	970	1,112
Non-Cash Interest Expense	182	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(315)	750
Prepaid and Other Current Assets	(1,079)	(405)
Other Assets	182	180
Accounts Payable and Accrued Expenses	(1,633)	112
Deferred Revenue	(1,100)	191
Other Long-Term Liabilities	(14)	30
Net Cash Used in Operating Activities	(6,940)	(5,550)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	6,816	—
Purchases of Marketable Securities	(13,968)	—
Acquisition of Property and Equipment	(384)	(140)
Proceeds from Sales or Disposal of Assets	—	850
Net Cash (Used in) Provided by Investing Activities	(7,536)	710

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	187	10
Payments of Other Long-Term Liabilities	(46)	(51)
Net Cash Provided by (Used in) Financing Activities	141	(41)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(12)

Net Decrease in Cash and Cash Equivalents	(14,336)	(4,893)
Cash and Cash Equivalents at Beginning of Period	57,002	44,257
Cash and Cash Equivalents at End of Period	$42,666	$39,364

Supplemental Disclosure of Non-Cash Flow Information
Shares Issued to Executive Officers	$—	$250

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2010.

AVANT Merger

On March 7, 2008, the Company (formerly known as AVANT Immunotherapeutics, Inc.) (“AVANT”) merged with Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) (“Celldex Research”), a privately-held company, (the “AVANT Merger”). Effective October 1, 2008, the Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.  The AVANT Merger was accounted for using the former purchase method of accounting and was treated as an acquisition by Celldex Research of AVANT, with Celldex Research being considered the accounting acquirer even though AVANT was the issuer of common stock and the surviving legal entity in the transaction.

Acquisition of CuraGen Corporation (“CuraGen”)

As more fully discussed in Note 12, on October 1, 2009, CuraGen, a former publicly-traded company, merged with a wholly-owned subsidiary (“Merger Sub”) of the Company (the “CuraGen Merger”). Following the CuraGen Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies.  On December 31, 2009, the Company completed the merger of the Merger Sub with and into Celldex pursuant to a short-form merger effected under Delaware law. As a result, the separate corporate existence of CuraGen has ceased and the Company has succeeded to all rights, privileges, powers and franchises of CuraGen.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the adoption of new accounting standards during the first three months of 2010 as discussed below.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In January 2010, the Company adopted a new U.S. GAAP accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual periods beginning January 1, 2011, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

In January 2010, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The old guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the old guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact the Company’s financial position or results of operations.   This standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships.

(3)  Comprehensive Loss

For the three months ended March 31, 2010, comprehensive loss was as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)
Net loss	$(6,582)	$(7,703)
Other comprehensive loss:
Net change in unrealized gain on marketable securities	118	—
Unrealized foreign exchange translation loss	(1)	(13)
Total other comprehensive gain (loss)	117	(13)
Total comprehensive loss	$(6,465)	$(7,716)

(4)  Net Loss Per Share

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

	Three months ended March 31,
	2010	2009

Stock options	4,299,850	2,773,318
Convertible debt	353,563	—
Restricted stock	12,000	—
	4,665,413	2,773,318

(5)  Fair Value Measurements

The fair value of the Company’s assets and liabilities reflects the Company’s estimate of the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company’s assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of March 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$39,705	$39,705	—	—
Marketable securities	$32,700	—	$32,700	—
	$72,405	$39,705	$32,700	—

	As of December 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$53,780	$53,780	—	—
Marketable securities	$25,451	—	$25,451	—
	$79,231	$53,780	$25,451	—

There have been no transfers of assets or liabilities between the fair value measurement classifications.  The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. Marketable securities have been valued by a third party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value of the loan payable and note payable approximates its carrying value at March 31, 2010.  At March 31, 2010, the estimated fair value of the Company’s outstanding $12.5 million in CuraGen Debt was approximately $12.2 million based on quoted market prices.

(6) Marketable Securities

A summary of cash, cash equivalents and marketable securities is shown below:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents
Cash and money market funds	$42,666	$—	$—	$42,666
Total cash and cash equivalents	$42,666	$—	$—	$42,666
Marketable securities
U.S. government obligations
Maturing in one year or less	$3,271	$10	$—	$3,281
Maturing after one year through two years	9,764	60	2	9,822
Total U.S. government obligations	$13,035	$70	$2	$13,103
Corporate debt securities
Maturing in one year or less	$11,880	$3	$15	$11,868
Maturing after one year through two years	7,715	18	4	7,729
Total corporate debt securities	$19,595	$21	$19	$19,597
Total marketable securities	$32,630	$91	$21	$32,700
Total cash, cash equivalents and marketable securities	$75,296	$91	$21	$75,366

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents
Cash and money market funds	$57,002	$—	$—	$57,002
Total cash and cash equivalents	$57,002	$—	$—	$57,002
Marketable securities
U.S. government obligations
Maturing in one year or less	$9,698	$5	$—	$9,703
Maturing after one year through two years	7,129	6	22	7,113
Total U.S. government obligations	$16,827	$11	$22	$16,816
Corporate debt securities
Maturing in one year or less	$—	$—	$—	$—
Maturing after one year through two years	8,672	—	37	8,635
Total corporate debt securities	$8,672	$—	$37	$8,635
Total marketable securities	$25,499	$11	$59	$25,451
Total cash, cash equivalents and marketable securities	$82,501	$11	$59	$82,453

As of March 31, 2010, unrealized losses in the portfolio were primarily due to increases in interest rates. The marketable securities held by the Company were high investment grade and the Company did not consider any investments to be other-than-temporarily impaired as of March 31, 2010.

(7)  Stock-Based Compensation

At March 31, 2010, the Company had two stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

Employee Stock Purchase Plan

At March 31, 2010, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase up to 250 shares of common stock per year, through payroll deductions, at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date.  During the three months ended March 31, 2010 and 2009, the Company issued 1,063 and 1,497 shares under the 2004 ESPP Plan, respectively. At March 31, 2010, 55,843 shares were available for issuance under the 2004 ESPP Plan.

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

At March 31, 2010, the 2008 Plan allowed for a maximum of 3,900,000 shares of common stock to be issued prior to October 19, 2017. The Company’s board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company).  Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

In connection with the CuraGen Merger, the Company assumed the obligations of CuraGen under CuraGen’s 2007 Stock Plan (the “CuraGen 2007 Plan”) and each outstanding option to purchase CuraGen common stock (a “CuraGen Stock Option”) granted under the CuraGen 2007 Plan. Each CuraGen Stock Option assumed by the Company is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the CuraGen 2007 Plan, shares of the Company’s common stock that have been adjusted consistent with the ratio at which the Company’s common stock was issued in exchange for CuraGen’s common stock in the CuraGen Merger. As of October 1, 2009, the Company assumed options to acquire 931,315 shares of its common stock with a weighted average exercise price of $3.17.  As of October 1, 2009, all of the CuraGen Stock Options were fully vested except for 8,993 shares which generally vest over a two year period. No additional awards will be issued under the CuraGen 2007 Plan. The fair value of the CuraGen Stock Options that were attributed to precombination service was included in the CuraGen Merger consideration.

A summary of stock option activity under the 2008 Plan, CuraGen 2007 Plan and Celldex Research 2005 Plan for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2009	3,576,159	$7.10	6.6
Granted	804,500	4.53
Exercised	(73,594)	2.49
Canceled/forfeited	(1,000)	6.22
Expired	(6,215)	2.57
Options Outstanding at March 31, 2010	4,299,850	$6.71	7.1
Options Vested and Expected to Vest at March 31, 2010	3,984,175	$6.76
Options Exercisable at March 31, 2010	2,707,011	$6.93
Shares Available for Grant under the 2008 Plan	1,691,147

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $0.2 million. No stock options were exercised during the three months ended March 31, 2009. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $2.81 and $5.33, respectively. The total fair value of stock options that vested during the three months ended March 31, 2010 and 2009 was $1.6 million and $1.4 million, respectively.

The aggregate intrinsic value of stock options outstanding at March 31, 2010 was $3.7 million. The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2010 was $3.4 million. As of March 31, 2010, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $4.8 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 3.1 years.

Restricted Stock

A summary of restricted stock activity under the 2008 Plan for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2009	16,000	$4.48
Granted	—	—
Vested	(4,000)	4.48
Canceled	—	—
Outstanding and unvested at March 31, 2010	12,000	$4.48

Valuation and Expenses Information

Stock-based compensation expense related to employee and non-employee stock options, restricted stock and employee stock purchases for the three months ended March 31, 2010 and 2009 was recorded as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)
Research and development	$516	$400
General and administrative	454	712
Total stock-based compensation expense	$970	$1,112

The fair values of employee and non-employee director stock options and employee stock purchases granted during the three months ended March 31, 2010 and 2009 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2010	2009
Expected stock price volatility (options)	65%	68%
Expected stock price volatility (2004 ESPP)	51%	98%
Expected option term (options)	6.2 Years	6.3 Years
Expected option term (2004 ESPP)	0.5 Years	0.5 Years
Risk-free interest rate (options)	3.1 – 3.2%	1.9 – 2.7%
Risk-free interest rate (2004 ESPP)	0.2%	0.3%
Expected dividend yield	None	None

Prior to January 1, 2010, the Company used the simplified method of estimating the expected term for share-based compensation.  Starting January 1, 2010, the Company ceased using the simplified method, and now uses the average of expected terms for industry peers.  Due to the AVANT Merger and the CuraGen Merger, historical exercise patterns do not provide a reasonable basis to estimate expected term of current option grants.  Industry peers consist of several public companies that are similar in size in the biopharmaceutical industry.  The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption. The risk-free interest rate is based upon the yield of U.S. Treasury securities consistent with the expected term of the option. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

(8)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2010			December 31, 2009
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(448)	14,052	14,500	$(224)	14,276
TopoTarget Agreement	1.75 years	2,400	(1,543)	857	2,400	(343)	2,057
Core Technology	4.5 - 11 years	2,193	(908)	1,285	2,193	(832)	1,361
Strategic Partner Agreement	8 years	630	(165)	465	630	(145)	485
Total Intangible Assets		$31,523	$(3,064)	$28,459	$31,523	$(1,544)	$29,979
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

In January 2009, the Company entered into a purchase agreement (the “LAHI Agreement”) with Lohmann Animal Health International (“LAHI”) to sell its poultry vaccines assets to LAHI. Under the LAHI Agreement, LAHI paid an upfront fee of $0.8 million and agreed to pay potential milestone payments. The Company recorded a gain of $0.6 million during the three months ended March 31, 2009 related to the LAHI Agreement based on the upfront fee less the net book value of the related asset.

The estimated fair value attributed to the April 2008 agreement (“TopoTarget Agreement”) between the Company (as a successor to CuraGen) and TopoTarget A/S (“TopoTarget”) relates to the Company’s rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (“TopoTarget Payments”).  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company’s receipt of $3 million of the TopoTarget Payments.  The Company recorded this cash receipt as Other Income for the three months ended March 31, 2010 and recorded amortization expense related to the TopoTarget Agreement of $1.2 million for the three months ended March 31, 2010.

(9)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is currently under examination for sales and use taxes by the State of Connecticut for CuraGen’s operations for the period from July 1, 2006 through June 30, 2009. The Company is not currently under examination by any other jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2010 and December 31, 2009 against the Company’s net deferred tax assets.

(10)  Significant Revenue Arrangements

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

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company’s retained interest in Rotarix® was $2.1 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.

Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for “non-patent” countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® at the lower of the two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased.  Irrespective of Glaxo’s position, the Company will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to the Company, though the potential amount of such residual royalties will be lower if Glaxo’s position stands. The Company has received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. In late March 2010, the Company learned that the FDA decided to temporarily suspend the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine.

Pfizer Inc (“Pfizer”)

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

The Company has determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company’s deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model (“CAPM”). The $40 million up-front payment, less the $0.9 million in excess fair value for the Company’s common stock discussed above, was recorded as deferred revenue and is being amortized over the 9.5-year performance period at a rate of $1.0 million per quarter.

The Pfizer Agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the estimated 9.5-year performance period on a straight-line basis using the CAPM model. The Company incurred and invoiced Pfizer $0.3 million and $1.6 million in reimbursable costs related to the Pfizer collaboration for the three months ended March 31, 2010 and 2009, respectively.

The Company recorded product development and licensing agreement revenue under the Pfizer Agreement as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Up-front portion	$1,030	$1,030
Reimbursable costs portion	266	272
	$1,296	$1,302

In connection with the Pfizer Agreement, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University. The Company recorded these deferred sublicense fees to other assets in the consolidated balance sheets and is amortizing them to royalty expense over the 9.5-year performance period.  The Company recorded $0.2 million in royalty expense related to these deferred sublicense fees during the three months ended March 31, 2010 and 2009.  At March 31, 2010 and December 31, 2009, the unamortized balance of deferred costs was $5.5 million and $5.7 million, respectively.

Rockefeller University (“Rockefeller”)

The Company is providing research and development support to Rockefeller on the development of their vaccine, DCVax-001, which the Company refers to as CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership called the Grand Challenges initiative. Preclinical studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis. The Company recorded grant revenue from Rockefeller of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

(11) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Deferred Rent	$390	$377
CuraGen Merger Severance	2,596	2,623
Deferred Tax Liabilities	4,661	4,661
Loan Payable	619	632
Note Payable	145	178
Total	8,411	8,471
Less Current Portion	(2,387)	(2,156)
Long-Term Portion	$6,024	$6,315

(12) CuraGen Acquisition

In connection with the CuraGen Merger, effective October 1, 2009, the Company (i) issued 15,722,713 shares of common stock of the Company, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “CuraGen Exchange Ratio”), (ii) assumed all of the CuraGen Stock Options and (iii) assumed the CuraGen Debt. The Company acquired CuraGen to gain access to a pipeline of oncology-focused antibodies, including CDX-011 currently in Phase 2 clinical development for the treatment of breast and melanoma cancer, and cash, cash equivalents and marketable securities of $70.3 million.

The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.

Purchase Price

The purchase price for CuraGen was based on the acquisition-date fair value of the consideration transferred, which was calculated based on the closing price of the Company’s common stock of $5.43 per share on October 1, 2009. The acquisition-date fair value of the consideration transferred consisted of the following (in thousands):

Fair value of common stock issued	$85,374
Fair value of CuraGen Stock Options	2,868
Total consideration transferred	$88,242

U.S. GAAP requires that the fair value of replacement awards attributable to precombination service be included in the consideration transferred. Of the CuraGen Stock Options assumed, all but 1%, were immediately vested upon closing in accordance with the terms of the stock option agreements and employment agreements. The fair value of the CuraGen Stock Options that has been attributed to precombination service was included in the consideration transferred.

Allocations of Assets and Liabilities

The Company allocated the consideration transferred for CuraGen to net tangible assets, intangible assets, goodwill and a severance obligation. The difference between the aggregate consideration transferred and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the CuraGen Merger and a deferred tax liability related to acquired IPR&D intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

Pro Forma Financial Information

If the operations of the Company and CuraGen were combined as of January 1, 2009, the unaudited pro forma net loss for the three months ended March 31, 2009 would have been $14.4 million. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities.

(13) Stockholders’ Equity

In April 2010, the Company filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to a dollar amount of $150 million.  The shelf registration went effective on April 22, 2010.  No securities have been sold by the Company from this shelf registration.

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

•                  our ability to raise sufficient additional capital on terms acceptable to us, or at all;

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

•                  our ability to successfully integrate our and CuraGen’s business without causing delays in the research and development necessary to select drug development candidates and/or delays in clinical trials, and to operate the combined business efficiently;

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and other reports that Celldex files with the Securities and Exchange Commission.

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

Acquisition of CuraGen

In connection with the CuraGen Merger, effective October 1, 2009, we (i) issued 15,722,713 shares of our common stock, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “CuraGen Exchange Ratio”), (ii) assumed all of the CuraGen Stock Options and (iii) assumed the CuraGen Debt. We acquired CuraGen to gain access to a pipeline of oncology-focused antibodies, including CDX-011 (formerly CR011) currently in Phase 2 clinical development for the treatment of breast and melanoma cancer, and cash, cash equivalents and marketable securities of $70.3 million.

The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.

Purchase Price

The purchase price for CuraGen was based on the acquisition-date fair value of the consideration transferred, which was calculated based on the closing price of our common stock of $5.43 per share on October 1, 2009. The acquisition-date fair value of the consideration transferred consisted of the following (in thousands):

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

The following table includes the programs that we currently believe are material to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Glioblastoma multiforme	Pfizer (PF-4948568)	Phase 2b
CDX-011 (glembatumumab vedotin)	Metastatic melanoma and breast cancer	—	Phase 2
CDX-1307	Colorectal, bladder, pancreas, ovarian and breast tumors	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1/2
CDX-1135	Renal disease	—	Phase 1/2
PRECLINICAL
CDX-301	Cancer, autoimmune disease and transplant	—	Preclinical
CDX-1127	Immuno-modulation, multiple tumors	—	Preclinical
CDX-014	Renal and ovarian cancer	—	Preclinical
CDX-1189	Renal disease	—	Preclinical
MARKETED PRODUCTS
Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed*

* In late March 2010, we learned that the FDA decided to temporarily suspend the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine.

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

During the past five years through December 31, 2009, we incurred an aggregate of $73.5 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2010 and 2009. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to 2008, the privately-held Celldex Research did not maintain records that allowed for quantification of research and development expenses by project.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
CLINICAL
CDX-110	$304	1,311
CDX-011	932	—
CDX-1307	850	1,724
CDX-1401	765	1,833
CDX-1135	118	65
PRECLINICAL
CDX-301	1,894	250
CDX-1127	558	216
CDX-014	6	—
CDX-1189	20	109
OTHER
CDX-2401	272	206
Other Programs	719	742
Total R&D Expense	$6,438	$6,456

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

Treatment of Breast Cancer:  In June 2008, an open-label, multi-center Phase 1/2 study was initiated of CDX-011 administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who have received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose (“MTD”) and has expanded into a Phase 2 open-label, multi-center study.

The study confirmed the safety of CDX-011 at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled as an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the progression-free survival (“PFS”) rate at 12 weeks. As previously seen in melanoma patients, the 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia, and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at twelve weeks, has been met. To date, 9 of 26 (35%) evaluable patients are without progression of disease at twelve weeks.

In addition, at the Phase 2 dose level, 4 of 32 (13%) evaluable patients achieved confirmed or unconfirmed Partial Responses (“PR”) while 15 of 25 (60%) evaluable patients with measurable disease experienced some reduction in tumor size. GPNMB expression was identified in 10 of 14 (71%) of analyzed tumor samples and treatment with CDX-011 was associated with improved outcomes in all activity parameters in patients whose tumors expressed GPNMB. Notably, in patients who received the Phase 2 dose and whose tumors expressed GPNMB, 2 of 7 (29%) had confirmed PR, 5 of 7 (71%) had decreases in tumor size, and all 7 achieved at least stable disease with duration from 17.3 to 26.9 weeks. The median PFS in all patients was 9.1 weeks, but in patients whose tumors expressed GPNMB, median PFS was 18.3 weeks, compared to median PFS of 5.9 weeks for patients whose tumors did not express GPNMB. In patients with triple negative disease, 5 of 7 (71%) analyzed samples expressed GPNMB, 7 of 9 (78%) evaluable patients had tumor shrinkage, and the median PFS for these patients was 17.9 weeks.

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

Enrollment is complete in our two Phase 1 studies at multiple centers designed to explore safety and dose/effect relationships via two administration routes—intradermal (ID), a traditional vaccine route that allows efficient access to local dermal dendritic cells and intravenous (IV), a novel systemic approach to vaccination that might target a much larger population of dendritic cells. The Phase 1 studies investigated the safety and immunogenicity of CDX-1307 alone and in combination with adjuvants, including GM-CSF (known to increase mannose receptor expression on dendritic cells) and Toll-Like Receptor (“TLR”) agonists (poly-ICLC or Hiltonol™ and R848 or resiquimod). Patients with an assortment of different tumor types that are known to express hCG-Beta were enrolled with retrospective analysis for hCG-Beta expression. An escalating four dose regimen was utilized with the possibility of retreatment if patients demonstrate tumor regression or stable disease.

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

We expect to initiate a randomized Phase 2b controlled study in patients with newly diagnosed invasive bladder cancer in the second quarter of 2010. Patient’s whose bladder cancer expresses hCG-Beta are predicted to have more aggressive disease and shorter survival. In this study we plan to select only patients with confirmed hCG-Beta expression using a specific diagnostic assay.

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

CDX-1135

CDX-1135 is a molecule that inhibits a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. CDX-1135 is a soluble form of naturally occurring Complement Receptor 1 that inhibits the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (“AMD”), atypical Hemolytic Uremic Syndrome (“aHUS”), Paroxysmal Nocturnal Hemaglobinuria (“PNH”), Dense Deposit Disease (“DDD”) in kidneys, and myasthenia gravis. We are currently defining the most appropriate clinical development path for CDX-1135 and are focusing on rare disease conditions of unregulated complement activation as the fastest route to FDA approval.

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

CDX-014

CDX-014 (formerly CR014-vcMMAE) is a fully-human monoclonal ADC that targets TIM-1, an immunomudulatory protein that appears to down regulate immune response to tumors. The antibody, CDX-014, is linked to a potent chemotherapeutic, monomethyl auristatin E (MMAE), using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We acquired the rights to CDX-014 in connection with the CuraGen Merger.

CDX-1189

We are developing therapeutic human antibodies to a signaling molecule known as CD89 or Fcα receptor type I (FcαRI). CD89 is expressed by some white blood cells and leukemic cell lines, and has been shown to be important in controlling inflammation and tumor growth in animal models. We have proprietary, fully human antibodies to CD89 in preclinical development. Depending upon the specific antibody used, anti-CD89 antibodies can either be activating and thus stimulate immune responses, or down-regulating and act as an anti-inflammatory agent.

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

In late March 2010, we learned that the FDA decided to temporarily suspend the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine.  Glaxo has reported that the FDA’s decision did not significantly impact sales of Rotarix® for the quarter ended March 31, 2010.  We can provide no assurances that sales of Rotarix®, and therefore our royalties from sales of Rotarix®, will not be negatively impacted by the FDA’s decision to suspend use of Rotarix® in future quarters.  However, if our royalty revenue from Rotarix® is negatively impacted by the FDA’s decision, our royalty expense for Rotarix® would be similarly impacted and therefore our net loss or cash position will not be impacted as a result of the FDA’s decision.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for business combinations, revenue recognition, property and equipment, impairment of long-lived assets, marketable securities, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Our financial statements prior to the CuraGen Merger reflect the financial position, results of operations and cash flows of Celldex.  Following the CuraGen Merger, our financial statements reflect the financial position, results of operation and cash flows of Celldex and CuraGen.

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,347	$1,502	$(155)	(10)%
Contracts and Grants	220	139	81	58%
Product Royalties	2,146	2,091	55	3%
Total Revenue	$3,713	$3,732	$(19)	(1)%
Operating Expense:
Research and Development	6,438	6,456	(18)	0%
Royalty	2,327	2,230	97	4%
General and Administrative	2,835	3,341	(506)	(15)%
Gain on Sale of Assets	—	(604)	604	100%
Amortization of Acquired Intangible Assets	1,520	95	1,425	1,500%
Total Operating Expense	13,120	11,518	1,602	14%
Operating Loss	(9,407)	(7,786)	1,621	21%
Investment and Other Income, Net	3,162	123	3,039	2,471%
Interest Expense	(337)	(40)	297	743%
Net Loss	$(6,582)	$(7,703)	$(1,121)	(15)%

Net Loss

The $1.1 million decrease in net loss for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily the result of an increase in other income, partially offset by increased amortization expense on acquired intangible assets.

Revenue

The $0.2 million decrease in product development and licensing agreement revenue for the three months ended March 31, 2010 was primarily due to $0.1 million in revenue recorded for the three months ended March 31, 2009 related to the Corixa termination agreement.  The $0.1 million increase in contract and grant revenue for the three months ended March 31, 2010 was due to an increase in revenue related to our vaccine development work on

Rockefeller’s CDX-2401 program. The $0.1 million increase in product royalty revenue for the three months ended March 31, 2010 was primarily related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Personnel	$3,160	$2,542	$618	24%
Laboratory Supplies	536	596	(60)	(10)%
Facility	1,491	1,248	243	19%
Product Development	791	1,477	(686)	(46)%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The $0.6 million increase in personnel expenses for the three months ended March 31, 2010 was primarily due to higher headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  Laboratory supply expense for the three months ended March 31, 2010 was relatively consistent as compared to the three months ended March 31, 2009.  We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.2 million increase in facility expenses for the three months ended March 31, 2010 was primarily due to higher depreciation and amortization expenses.  We expect facility expenses to increase over the next twelve months as a result of continued capital expansion, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.7 million decrease in product development expenses for the three months ended March 31, 2010 was primarily due to a decrease in clinical expenses of $0.6 million largely due to the transfer of clinical management of our CDX-110 program to Pfizer in 2009.  We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expenses related to our CDX-011, CDX-1307, and CDX-1401 programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $0.1 million increase in royalty expenses for the three months ended March 31, 2010 was due to an increase in Rotarix® related royalty fees. Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

The $0.5 million decrease in general and administrative expenses for the three months ended March 31, 2010 was primarily due to $0.7 million in severance expense, including related non-cash stock-based compensation expense, incurred during the three months ended March 31, 2009 related to the departure of our former SVP, Business Development. The effect of these decreases was partially offset by $0.2 million in higher personnel expense during the three months ended March 31, 2010, primarily related to higher headcount.  We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $1.4 million increase in amortization expenses for the three months ended March 31, 2010 was due to intangible assets acquired in connection with the CuraGen Merger including the TopoTarget Agreement.  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the three months ended March 31, 2010 and we recorded amortization expense related to the TopoTarget Agreement of $1.2 million for the three months ended March 31, 2010.  We expect amortization expense of acquired intangible assets to decrease over the next twelve months as the remaining value of the TopoTarget Agreement is being amortized over its estimated useful life.

Investment and Other Income, Net

The $3.0 million increase in investment and other income, net for the three months ended March 31, 2010 was primarily due to $3.0 million received in connection with the TopoTarget Agreement.  We anticipate investment income to decrease over the next twelve months due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of operations.

Interest Expense

The $0.3 million increase in interest expense for the three months ended March 31, 2010 was primarily due to the CuraGen Debt we assumed in connection with the CuraGen Merger. We anticipate interest expense to remain relatively consistent over the next twelve months until the CuraGen Debt matures in February 2011.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $75.4 million. Our working capital at March 31, 2010 was $53.5 million. At March 31, 2010, we had 4% convertible subordinated debt due in February 2011 of $12.5 million. We incurred a loss of $6.6 million for the three months ended March 31, 2010.  Net cash used in operations for the three months ended March 31, 2010 was $6.9 million. We believe that the cash inflows from existing collaborations, interest income on invested funds and our current cash, cash equivalents and marketable securities at March 31, 2010 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

During the next twelve to twenty-four months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock or other securities via private placements or public offerings. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, particularly in light of the recent disruptions in the financial markets and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of us.

Operating Activities

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2010 compared to $5.6 million for the three months ended March 31, 2009. The increase in net cash used in operating activities was primarily due to a decrease of $1.6 million in accounts payable and accrued expenses the three months ended March 31, 2010 as compared to increase of $0.1 million for the three months ended March 31, 2009. We expect that cash used in operations will continue to increase in over the next twelve months primarily related to the continued development of our therapeutic product pipeline, including bringing forward new product candidates into clinical development.

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

Investing Activities

Net cash used in investing activities was $7.5 million for the three months ended March 31, 2010 compared to net cash provided by investing activities of $0.7 million for the three months ended March 31, 2009. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the three months ended March 31, 2010 of $7.2 million. We expect to incur future facility cost as a result of continued capital expansion, renovation and replacements. Our investment in capital equipment is discretionary and there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2010, primarily due to proceeds from stock option exercises of former CuraGen employees, was relatively consistent with the three months ended March 31, 2009.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 12, 2010 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2010 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our

Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 6, 2010	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 6, 2010	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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