Form 10-Q
period 2010-06-30
Celldex Therapeutics, Inc.
filed 2010-08-05
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, 31,886,930 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,158	$57,002
Marketable Securities	50,674	25,451
Accounts and Other Receivables	738	544
Prepaid and Other Current Assets	1,681	979
Total Current Assets	68,251	83,976
Property and Equipment, Net	10,972	11,489
Intangible Assets, Net	27,801	29,979
Other Assets	5,582	5,955
Goodwill	8,965	8,965
Total Assets	$121,571	$140,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,073	$1,445
Accrued Expenses	4,134	5,615
Current Portion of Deferred Revenue	5,285	5,191
Current Portion of Long-Term Liabilities	1,174	2,156
Convertible Subordinated Debt	12,048	—
Total Current Liabilities	23,714	14,407
Deferred Revenue	32,057	34,191
Convertible Subordinated Debt	—	11,684
Other Long-Term Liabilities	5,798	6,315
Total Liabilities	61,569	66,597

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2010 and December 31, 2009	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 31,886,930 and 31,685,061 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, respectively	32	32
Additional Paid-In Capital	231,093	228,863
Accumulated Other Comprehensive Income	2,658	2,546
Accumulated Deficit	(173,781)	(157,674)
Total Stockholders’ Equity	60,002	73,767
Total Liabilities and Stockholders’ Equity	$121,571	$140,364

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUE:
Product Development and Licensing Agreements	$1,399	$1,497	$2,746	$2,999
Contracts and Grants	—	—	220	139
Product Royalties	1,552	1,188	3,698	3,279
Total Revenue	2,951	2,685	6,664	6,417

OPERATING EXPENSE:
Research and Development	7,256	6,433	13,694	12,890
Royalty	1,732	1,369	4,059	3,598
General and Administrative	2,591	3,511	5,426	6,851
Gain on Sale of Assets	—	—	—	(604)
Amortization of Acquired Intangible Assets	658	95	2,178	191
Total Operating Expense	12,237	11,408	25,357	22,926

Operating Loss	(9,286)	(8,723)	(18,693)	(16,509)
Investment and Other Income, Net	95	55	3,257	179
Interest Expense	(334)	(37)	(671)	(78)
Net Loss	$(9,525)	$(8,705)	$(16,107)	$(16,408)

Basic and Diluted Net Loss Per Common Share (Note 4)	$(0.30)	$(0.55)	$(0.51)	$(1.04)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 4)	31,815	15,834	31,755	15,826

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(16,107)	$(16,408)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,608	1,336
Amortization of Intangible Assets	2,178	191
Amortization and Accretion of Marketable Securities	(520)	—
Loss on Sales and Maturities of Marketable Securities	31	—
(Gain) loss on Sale or Disposal of Assets	38	(599)
Stock-Based Compensation Expense	1,614	1,864
Non-Cash Interest Expense	364	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(194)	814
Prepaid and Other Current Assets	(702)	129
Other Assets	373	361
Accounts Payable and Accrued Expenses	(1,853)	(1,346)
Deferred Revenue	(2,040)	86
Other Long-Term Liabilities	(1,405)	50
Net Cash Used in Operating Activities	(16,615)	(13,522)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	19,252	—
Purchases of Marketable Securities	(43,875)	—
Acquisition of Property and Equipment	(1,129)	(325)
Proceeds from Sale or Disposal of Assets	—	850
Net Cash (Used in) Provided by Investing Activities	(25,752)	525

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	616	478
Payments of Other Long-Term Liabilities	(94)	(90)
Net Cash Provided by Financing Activities	522	388

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(15)

Net Decrease in Cash and Cash Equivalents	(41,844)	(12,624)
Cash and Cash Equivalents at Beginning of Period	57,002	44,257
Cash and Cash Equivalents at End of Period	$15,158	$31,633

Supplemental Disclosure of Non-Cash Flow Information
Shares Issued to Executive Officers	$—	$250

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the adoption of new accounting standards during the first six months of 2010 as discussed below.

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

(3)  Comprehensive Loss

For the three and six months ended June 30, 2010 and 2009, comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(9,525)	$(8,705)	$(16,107)	$(16,408)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(7)	—	111	—
Unrealized foreign exchange translation gain (loss)	2	(3)	1	(15)
Total other comprehensive (loss) gain	(5)	(3)	112	(15)
Total comprehensive loss	$(9,530)	$(8,708)	$(15,995)	$(16,423)

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

The potentially dilutive common shares that have not been included in the net loss per common share calculations because the effect would have been anti-dilutive are as follows:

	Six months ended June 30,
	2010	2009

Stock options	4,176,328	2,719,983
Convertible debt	353,563	—
Restricted stock	8,000	—
	4,537,891	2,719,983

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2010	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$13,710	$13,710	—	—
Marketable securities	50,674	—	$50,674	—
	$64,384	$13,710	$50,674	—

	As of December 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$53,780	$53,780	—	—
Marketable securities	25,451	—	$25,451	—
	$79,231	$53,780	$25,451	—

There have been no transfers of assets or liabilities between the fair value measurement classifications.  The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. Marketable securities have been valued by a third party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value of the loan payable and note payable approximates its carrying value at June 30, 2010.

At June 30, 2010, the estimated fair value of the Company’s outstanding $12.5 million in CuraGen Debt was approximately $11.3 million based on quoted market prices.

(6)  Marketable Securities

A summary of cash, cash equivalents and marketable securities is shown below:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents
Cash and money market funds	$15,158	$—	$—	$15,158
Total cash and cash equivalents	$15,158	$—	$—	$15,158
Marketable securities
U.S. government obligations
Maturing in one year or less	$15,860	$23	$—	$15,883
Maturing after one year through two years	13,546	113	—	13,659
Total U.S. government obligations	$29,406	$136	$—	$29,542
Corporate debt securities
Maturing in one year or less	$14,277	$—	$(34)	$14,243
Maturing after one year through two years	6,928	29	(68)	6,889
Total corporate debt securities	$21,205	$29	$(102)	$21,132
Total marketable securities	$50,611	$165	$(102)	$50,674
Total cash, cash equivalents and marketable securities	$65,769	$165	$(102)	$65,832

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents
Cash and money market funds	$57,002	$—	$—	$57,002
Total cash and cash equivalents	$57,002	$—	$—	$57,002
Marketable securities
U.S. government obligations
Maturing in one year or less	$9,698	$5	$—	$9,703
Maturing after one year through two years	7,129	6	(22)	7,113
Total U.S. government obligations	$16,827	$11	$(22)	$16,816
Corporate debt securities
Maturing in one year or less	$—	$—	$—	$—
Maturing after one year through two years	8,672	—	(37)	8,635
Total corporate debt securities	$8,672	$—	$(37)	$8,635
Total marketable securities	$25,499	$11	$(59)	$25,451
Total cash, cash equivalents and marketable securities	$82,501	$11	$(59)	$82,453

As of June 30, 2010, unrealized losses in the portfolio were primarily due to increases in interest rates. The marketable securities held by the Company were high investment grade and the Company did not consider any investments to be other-than-temporarily impaired as of June 30, 2010.

(7)  Stock-Based Compensation

At June 30, 2010, the Company had two stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

Employee Stock Purchase Plan

At June 30, 2010, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase up to 250 shares of common stock per year, through payroll deductions, at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date.  During the six months ended June 30, 2010 and 2009, the Company issued 4,753 and 1,497 shares under the 2004 ESPP Plan, respectively. At June 30, 2010, 52,153 shares were available for issuance under the 2004 ESPP Plan.

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

At June 30, 2010, the 2008 Plan allowed for a maximum of 3,900,000 shares of common stock to be issued prior to October 19, 2017. The Company’s board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company).  Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

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

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2009	3,576,159	$7.10	6.6
Granted	805,000	4.54
Exercised	(197,116)	3.03
Canceled/forfeited	(1,500)	5.84
Expired	(6,215)	2.57
Options Outstanding at June 30, 2010	4,176,328	$6.81	7.0
Options Vested and Expected to Vest at June 30, 2010	4,115,409	$6.82
Options Exercisable at June 30, 2010	2,646,291	$7.13
Shares Available for Grant under the 2008 Plan	1,691,147

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $0.8 million and $0.1 million, respectively. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $2.81 and $5.33, respectively. The total fair value of stock options that vested during the six months ended June 30, 2010 and 2009 was $1.9 million.

The aggregate intrinsic value of stock options outstanding at June 30, 2010 was $1.1 million. The aggregate intrinsic value of stock options vested and expected to vest at June 30, 2010 was $1.1 million. As of June 30, 2010, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $4.9 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.9 years.

Restricted Stock

A summary of restricted stock activity under the 2008 Plan for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2009	16,000	$4.48
Granted	—	—
Vested	(8,000)	4.48
Canceled	—	—
Outstanding and unvested at June 30, 2010	8,000	$4.48

Valuation and Expenses Information

Stock-based compensation expense related to employee and non-employee stock options, restricted stock and employee stock purchases for the three and six months ended June 30, 2010 and 2009 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Research and development	$393	$421	$909	$821
General and administrative	251	330	705	1,043
Total stock-based compensation expense	$644	$751	$1,614	$1,864

The fair values of employee and non-employee director stock options and employee stock purchases granted during the three and six months ended June 30, 2010 and 2009 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected stock price volatility (options)	66%	68%	65-66%	68%
Expected stock price volatility (2004 ESPP)	—	—	51%	98%
Expected option term (options)	6.2 years	6.1 years	6.2 years	6.1-6.3 years
Expected option term (2004 ESPP)	—	—	0.5 years	0.5 years
Risk-free interest rate (options)	2.9%	2.8%	2.9-3.2%	1.9-2.8%
Risk-free interest rate (2004 ESPP)	—	—	0.2%	0.3%
Expected dividend yield	None	None	None	None

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

(8)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2010			December 31, 2009
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(673)	13,827	14,500	$(224)	14,276
TopoTarget Agreement	1.75 years	2,400	(1,714)	686	2,400	(343)	2,057
Core Technology	4.5-11 years	1,948	(905)	1,043	2,193	(832)	1,361
Strategic Partner Agreement	8 years	630	(185)	445	630	(145)	485
Total Intangible Assets		$31,278	$(3,477)	$27,801	$31,523	$(1,544)	$29,979
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

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

The estimated fair value attributed to the April 2008 agreement (“TopoTarget Agreement”) between the Company (as a successor to CuraGen) and TopoTarget A/S (“TopoTarget”) relates to the Company’s rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (“TopoTarget Payments”).  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company’s receipt of $3 million of the TopoTarget Payments.  The Company recorded this cash receipt as Other Income for the three months ended March 31, 2010 and recorded amortization expense related to the TopoTarget Agreement of $0.2 million and $1.4 million for the three and six months ended June 30, 2010, respectively.

During the three months ended June 30, 2010, the Company wrote-off $0.2 million in Core Technology to amortization of intangible asset expense.

(9)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is currently under examination for sales and use taxes by the State of Connecticut for CuraGen’s operations for the period from July 1, 2006 through June 30, 2009 and by the Internal Revenue Service with respect to 2008.  The Company is not currently under examination by any other jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2010 and December 31, 2009 against the Company’s net deferred tax assets.

(10)  Significant Revenue Arrangements

A summary of the Company’s significant revenue contracts and arrangements follows:

GlaxoSmithKline plc (“Glaxo”) and Paul Royalty Fund II, L.P. (“PRF”)

In 1997, the Company entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company’s oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company licensed-in the rotavirus strain that was used to develop Glaxo’s Rotarix® rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. The Company is obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company’s retained interest in Rotarix® was $1.6 million and $1.2 million for the three months ended June 30, 2010 and 2009 and $3.7 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively.

Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for “non-patent” countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® at the lower of the two royalty rates under their 1997 license agreement. Glaxo’s decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo’s assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo’s position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased.  Irrespective of Glaxo’s position, the Company will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to the Company, though the potential amount of such residual royalties will be lower if Glaxo’s position stands. The Company has received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.  In late March 2010, the FDA temporarily suspended the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine.  In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix®.

Pfizer Inc. (“Pfizer”) License and Development Agreement

On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, Rindopepimut (PF-04948568) (formerly CDX-110), in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of Rindopepimut and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement became effective after clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008.

On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company’s common stock having a fair value of $10.9 million, or $13.91 per share, on that date. The $0.9 million over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008.

The Company has determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company’s deliverables under this collaboration primarily include an exclusive license to its Rindopepimut product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model (“CAPM”). The $40 million up-front payment, less the $0.9 million in excess fair value for the Company’s common stock discussed above, was recorded as deferred revenue and is being amortized over the 9.5-year performance period at a rate of $1.0 million per quarter.

The Pfizer Agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the estimated 9.5-year performance period on a straight-line basis using the CAPM model. The Company incurred and invoiced Pfizer reimbursable costs related to the Pfizer collaboration of $0.3 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively.

The Company recorded product development and licensing agreements revenue under the Pfizer Agreement as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Up-front portion	$1,030	$1,030	$2,060	$2,060
Reimbursable costs portion	276	297	542	569
	$1,306	$1,327	$2,602	$2,629

At June 30, 2010, the Company had total deferred revenue of $37.1 million related to the Pfizer Agreement.

In connection with the Pfizer Agreement, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University. The Company recorded these deferred sublicense fees to other assets in the consolidated balance sheets and is amortizing them to royalty expense over the 9.5-year performance period at a rate of $0.2 million per quarter.  At June 30, 2010 and December 31, 2009, the unamortized balance of deferred costs was $5.3 million and $5.7 million, respectively.

Rockefeller University (“Rockefeller”)

The Company is providing research and development support to Rockefeller on the development of their vaccine, DCVax-001, which the Company refers to as CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership called the Grand Challenges initiative. Preclinical studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis. The Company recorded grant revenue from Rockefeller of $0.2 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively, and no grant revenue for the three months ended June 30, 2010 and 2009.

(11)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Deferred Rent	$435	$377
CuraGen Merger Severance	1,160	2,623
Deferred Tax Liabilities	4,661	4,661
Loan Payable	606	632
Note Payable	110	178
Total	6,972	8,471
Less Current Portion	(1,174)	(2,156)
Long-Term Portion	$5,798	$6,315

(12) CuraGen Acquisition

In connection with the CuraGen Merger, effective October 1, 2009, the Company (i) issued 15,722,713 shares of common stock of the Company, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “CuraGen Exchange Ratio”), (ii) assumed all of the CuraGen Stock Options and (iii) assumed the CuraGen Debt. The Company acquired CuraGen to gain access to a pipeline of oncology-focused antibody-drug conjugates, including CDX-011 currently in Phase 2 clinical development for the treatment of breast cancer and melanoma, and cash, cash equivalents and marketable securities of $70.3 million.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•                  our ability to successfully complete product research and further development, including animal, preclinical and clinical studies, and commercialization of Rindopepimut, CDX-011, CDX-1307, CDX-1401, CDX-1135, and other products and the growth of the markets for those product candidates;

•                  our ability to raise sufficient additional capital on terms acceptable to us, or at all;

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of Rindopepimut, CDX-011, CDX-1307, CDX-1401, CDX-1135, and other preclinical and clinical testing;

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

•                  the strategies and business plans of our partners, such as Pfizer’s plans for Rindopepimut, GlaxoSmithKline’s plans with respect to Rotarix® and Vaccine Technologies’ plans concerning the CholeraGarde® (Peru-15) and ETEC E. coli vaccines, which are not within our control, and our ability to maintain strong, mutually beneficial relationships with those partners;

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and other reports that Celldex files with the Securities and Exchange Commission.

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

Our current collaborations include the commercialization of an oral human rotavirus vaccine and the development of oncology vaccines. Our product candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

Acquisition of CuraGen

In connection with the CuraGen Merger, effective October 1, 2009, we (i) issued 15,722,713 shares of our common stock, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “CuraGen Exchange Ratio”), (ii) assumed all of the CuraGen Stock Options and (iii) assumed the CuraGen Debt. We acquired CuraGen to gain access to a pipeline of oncology-focused antibody-drug conjugates, including CDX-011 (formerly CR011) currently in Phase 2 clinical development for the treatment of breast cancer and melanoma, and cash, cash equivalents and marketable securities of $70.3 million.

The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.

CURRENT PROGRAMS AND PARTNERSHIPS

Our products are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of preventative and therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that prevent or treat cancer and other diseases that modify undesirable activity by the body’s own proteins or cells. A number of our immunotherapeutic and antibody-drug conjugate product candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs.

The following table includes the programs that we currently believe are material to our business:

Product	Indication/Field	Partner	Status
CLINICAL
Rindopepimut (formerly CDX-110)	Glioblastoma multiforme	Pfizer (PF-04948568)	Phase 2b
CDX-011 (glembatumumab vedotin)	Metastatic melanoma and breast cancer	—	Phase 2
CDX-1307	Invasive bladder cancer	—	Phase 2
CDX-1401	Multiple solid tumors	—	Phase 1/2
CDX-1135	Renal disease	—	Pilot Study
PRECLINICAL
CDX-301	Cancer, autoimmune disease and transplant	—	Preclinical
CDX-1127	Immuno-modulation, multiple tumors	—	Preclinical
CDX-014	Renal and ovarian cancer	—	Preclinical
CDX-1189	Renal disease	—	Preclinical
MARKETED PRODUCTS
Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

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

An element of our business strategy is to pursue the research and development of a broad portfolio of product candidates within our therapeutic categories and consistent with our technology and capabilities.  This is intended to allow us to diversify the risks associated with our research and development expenditures. As a result, we believe our future capital requirements and our future financial success are not substantially dependent on any one product candidate. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates increases.

Regulatory approval is required before we can market our product candidates as immunotherapeutics. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agency must conclude that our product candidate is safe and effective. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs, biologics and immunotherapeutics have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

During the past five years through December 31, 2009, we incurred an aggregate of $73.5 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2010 and 2009. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to 2008, the privately-held Celldex Research did not maintain records that allowed for quantification of research and development expenses by project.

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CLINICAL
Rindopepimut	$598	$2,546
CDX-011	2,221	—
CDX-1307	2,285	3,949
CDX-1401	1,451	3,056
CDX-1135	416	234
PRECLINICAL
CDX-301	2,964	300
CDX-1127	1,357	339
CDX-014	24	—
CDX-1189	42	207
OTHER
CDX-2401	510	829
Other Programs	1,826	1,430
Total R&D Expense	$13,694	$12,890

Clinical Development Programs

Rindopepimut (PF-04948568) (formerly CDX-110)

Our lead clinical development program, Rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor (“EGFR”), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth. EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as breast, ovarian, prostate, colorectal, and head & neck cancer.

In April 2008, we and Pfizer Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to Rindopepimut. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Pfizer funds all development costs for these programs. We and Pfizer are currently pursuing the development of Rindopepimut for GBM therapy. The FDA has granted orphan drug designation for Rindopepimut for the treatment of EGFRvIII expressing GBM as well as fast track designation.

Initial clinical development of EGFRvIII immunotherapy was led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas. The results from the Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies, which enrolled 14 and 18 evaluable patients, respectively, have demonstrated a significant increase in the time to disease progression (“TTP”) and overall survival (“OS”) rates.  In ACTIVATE, improvements in TTP and OS were approximately 125% and 73%, respectively, relative to appropriately matched historical controls. An extension of the Phase 2a program (ACT II) at the same two institutions has evaluated 22 additional GBM patients treated in combination with maintenance temozolomide (the current standard of care). Preliminary results from ACT II  estimate median overall survival to be 23.6 months, although the median has not yet been reached, while the survival of a matched historical control group was 15.0 months (p value = 0.0194). Overall TTP in the ACT II study was 15.2 months compared with 6.3 months for the historical control group (p value = 0.0237).

We initiated a Phase 2b/3 randomized study (ACT III) of Rindopepimut combined with standard of care, temozolomide, versus standard of care alone in patients with GBM in over 30 sites throughout the United States. In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients will receive Rindopepimut in combination with temozolomide. The decision, which followed the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients participating on the control arm of the study were offered the option to receive treatment with Rindopepimut. Under this amendment, the ACT III study provided for a multi-center, non-randomized dataset for Rindopepimut in patients with newly diagnosed GBM.

In June 2010, we announced interim data for the first 40 of the total 65 patients enrolled in the ACT III study.  The interim data showed that 28 of 40 patients (70%) were progression-free at 5.5 months after entry into the study.  Taking into account the 3 to 3.5 months required to complete pre-study chemoradiation and enter into the study, the 5.5 month time point in ACT III corresponds to approximately 8.5 months after diagnosis.  The ACTIVATE and ACT II trials, which were conducted in just two leading centers, reported progression-free rates at 8.5 months after diagnosis of 70% and 80%, respectively, whereas similar results were seen in the ACT III trial, which enrolled patients in over 25 centers in the United States.  These data will provide important additional information that can be used to better design the future development of Rindopepimut.

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

Treatment of Breast Cancer:  In June 2008, an open-label, multi-center Phase 1/2 study was initiated of CDX-011 administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who have received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose (“MTD”) and then expanded into a Phase 2 open-label, multi-center study.

The study confirmed the safety of CDX-011 at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled as an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the progression-free survival (“PFS”) rate at 12 weeks. As previously seen in melanoma patients, the 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia, and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at twelve weeks, has been met as 9 of 26 (35%) evaluable patients were progression-free at twelve weeks.

For all patients treated at the maximum dose level, tumor shrinkage was seen in 62% (16/26) and PFS was 9.1 weeks. A subset of 10 patients had “triple negative disease,” a more aggressive breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options due to lack of over-expression of HER2/neu, estrogen and progesterone receptors. In these patients, 78% (7/9) had any tumor shrinkage, 12-week PFS rate was 70% (7/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for GPNMB expression using a newly developed, centralized assay intended for use in Phase 2 studies of CDX-011 and outcomes were examined for patients with significant stromal and tumor cell expression of GPNMB. In the small subset of patients with significant stromal or tumor cell expression of GPNMB, overall response rate was 22%, median PFS was 17.3 weeks, and the 12-week PFS rate was 67%. The most common treatment-related toxicities were fatigue, rash, nausea, alopecia (hair loss), neutropenia and vomiting.

In May 2010, the FDA granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.  We expect to initiate a randomized Phase 2 controlled study in patients with advanced breast cancer that express GPNMB in the third quarter of 2010.

Treatment of Metastatic Melanoma:  In June 2006, a Phase 1/2 open-label, multi-center, dose escalation study was initiated to evaluate the safety, tolerability and pharmacokinetics of CDX-011 for patients with un-resectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. A total of 117 patients were enrolled in this trial.  The trial initially evaluated doses of CDX-011 between 0.03 mg/kg to 2.63 mg/kg given once every three weeks.  CDX-011 was generally well tolerated, with rash and neutropenia emerging at higher doses. The MTD was determined to be 1.88 mg/kg administered intravenously (IV) once every three weeks.

The study achieved its primary activity objective with an overall response rate (ORR) in the phase II cohort of 15% (5/34).  Median progression free survival (PFS) was 3.9 months. CDX-011 was found to be active in advanced melanoma patients in the study.  The most frequent treatment-related adverse events included rash, fatigue, alopecia (hair loss), pruritus, diarrhea and neuropathy.

More frequent dosing schedules of CDX-011 were also evaluated, including a weekly and a two out of every three-week regimen, to explore if more frequent administration can provide additional activity in patients with metastatic melanoma. Doses of 1.0 mg/kg given once every week and 1.5mg/kg given for two out of three weeks were identified as the MTD in each schedule. The response rate was observed to be 20% and 33%, respectively.  This increased activity was accompanied by increased toxicity.

In the subset of patients with tumor biopsies, high levels of tumor expression of GPNMB appeared to correlate with favorable outcome.  In the seven patients whose tumors were found to express high amounts of GPNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of GPNMB in the skin also seemed to correlate with greater PFS.

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

Enrollment is complete in our two Phase 1 studies at multiple centers designed to explore safety and dose/effect relationships via two administration routes—intradermal (ID), a traditional vaccine route that allows efficient access to local dermal dendritic cells and intravenous (IV), a novel systemic approach to vaccination that might target a much larger population of dendritic cells. The Phase 1 studies investigated the safety and immunogenicity of CDX-1307 alone and in combination with adjuvants, including GM-CSF (known to increase mannose receptor expression on dendritic cells) and Toll-Like Receptor (“TLR”) agonists (poly-ICLC or Hiltonol™ and R848 or resiquimod). Patients with an assortment of different tumor types that are known to express hCG-Beta were enrolled with retrospective analysis for hCG-Beta expression. A regimen of every two week dosing for four doses was utilized with the possibility of retreatment if patients demonstrate tumor regression or stable disease.

The Phase 1 studies enrolled over 80 patients with heavily pretreated, advanced-stage colorectal, breast, pancreatic, bladder/ureteral, ovarian and testicular cancer. All patient cohorts demonstrated a favorable safety profile with no dose limiting toxicity. The combination of CDX-1307 with TLR agonists significantly enhanced immune responses against hCG-Beta.  Immune responses occurred even in the presence of high circulating levels of hCG-Beta, suggesting that the CDX-1307 can overcome antigen tolerance in advanced and heavily pretreated cancers. Nine patients in the studies experienced disease stabilization from 2.3 months to 16 months following the initiation of CDX-1307 vaccination.  These data provide the basis for advancing CDX-1307 into a front-line patient population selected for hCG-Beta-expressing cancers.

In May 2010, we initiated a 60 patient randomized (1:1) Phase 2 controlled study to evaluate the CDX-1307 regimen in both neoadjuvant and adjuvant settings in patients with newly diagnosed muscle-invasive bladder cancers that express hCG-beta.  We expect preliminary data by year-end 2011.

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

In September 2009, we initiated enrollment in a dose-escalating Phase 1/2 clinical trial aimed at determining the optimal dose for further development based on the safety, tolerability, and immunogenicity of the CDX-1401 vaccine. The trial will evaluate three different doses of the vaccine in combination with TLR agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. We expect to enroll approximately 48 patients with solid tumor cancers at multiple clinical sites in the United States.  We expect to present preliminary data from this study during the fourth quarter of 2010.

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

Preclinical Development Programs

CDX-301

CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) that we licensed from Amgen in March 2009. CDX-301 is a growth factor for stem cells and immune cells called dendritic cells. Based on previous experience with this molecule, we believe that CDX-301 has considerable opportunity in various transplant settings as a stem cell mobilizing agent. In addition, CDX-301 is an immune modulating molecule that increases the numbers and activity of specific types of immune cells. We believe CDX-301 has significant opportunity for synergistic development in combination with proprietary molecules in our portfolio. We expect to initiate a Phase 1 trial in healthy subjects with CDX-301 during the fourth quarter of 2010.

CDX-1127

We have entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In preclinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapy. CD27 is a critical molecule in the activation pathway of lymphocytes. It is downstream from CD40, and may provide a novel way to regulate the immune responses. Engaging CD27 with the appropriate monoclonal antibody has proven highly effective at promoting anti-cancer immunity in mouse models. We are evaluating new human monoclonal antibodies in preclinical models.

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

In late March 2010, the FDA temporarily suspended the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine.  In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix®.  We believe our royalties from sales of Rotarix® will be negatively impacted during the three months ended September 30, 2010 by the FDA’s decision to temporarily suspend the use of Rotarix® from March 2010 through May 2010 and that negative impact from the temporary suspension may extend to future quarters as well.  However, if our royalty revenue from Rotarix® is negatively impacted by the FDA’s decision, our royalty expense for Rotarix® would be similarly impacted and therefore our net loss or cash position will not be impacted as a result of the FDA’s decision.

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

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,399	$1,497	$(98)	(7)%
Product Royalties	1,552	1,188	364	31%
Total Revenue	$2,951	$2,685	$266	10%
Operating Expense:
Research and Development	7,256	6,433	823	13%
Royalty	1,732	1,369	363	27%
General and Administrative	2,591	3,511	(920)	(26)%
Amortization of Acquired Intangible Assets	658	95	563	593%
Total Operating Expense	12,237	11,408	829	7%
Operating Loss	(9,286)	(8,723)	563	6%
Investment and Other Income, Net	95	55	40	73%
Interest Expense	(334)	(37)	297	803%
Net Loss	$(9,525)	$(8,705)	$820	9%

Net Loss

The $0.8 million increase in net loss for the three months ended June 30, 2010 was primarily due to an increase in research and development and amortization of acquired intangible asset expense, partially offset by a decrease in general and administrative expense.

Revenue

The $0.1 million decrease in product development and licensing agreement revenue for the three months ended June 30, 2010 was primarily due to $0.1 million in revenue recorded for the three months ended June 30, 2009 related to the Corixa termination agreement.  The $0.4 million increase in product royalty revenue for the three months ended June 30, 2010 was primarily related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Personnel	$2,991	$2,515	$476	19%
Laboratory Supplies	207	640	(433)	(68)%
Facility	1,243	1,125	118	10%
Product Development	1,884	1,748	136	8%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.5 million increase in personnel expenses for the three months ended June 30, 2010 was primarily due to higher headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.4 million decrease in laboratory supply expense for the three months ended June 30, 2010 was primarily due to the renovation of our Fall River manufacturing facility during which manufacturing activities ceased for the three months ended June 30, 2010.  We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.1 million increase in facility expenses for the three months ended June 30, 2010 was primarily due to higher depreciation and amortization expenses.  We expect facility expenses to increase over the next twelve months as a result of continued capital expansion, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.1 million increase in product development expenses for the three months ended June 30, 2010 was primarily due to an increase in contract manufacturing expense.  We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expenses related to our CDX-011, CDX-1307, and CDX-1401 programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $0.4 million increase in royalty expenses for the three months ended June 30, 2010 was due to an increase in Rotarix® related royalty fees. Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

The $0.9 million decrease in general and administrative expenses for the three months ended June 30, 2010 was primarily due to a decrease of $0.8 million in consultant and legal expense primarily related to the CuraGen Merger.  We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $0.6 million increase in amortization expenses for the three months ended June 30, 2010 was primarily due to intangible assets acquired in connection with the CuraGen Merger.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2010 was relatively consistent as compared to the three months ended June 30, 2009.  We anticipate investment income to decrease over the next twelve months due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of operations.

Interest Expense

The $0.3 million increase in interest expense for the three months ended June 30, 2010 was primarily due to the CuraGen Debt we assumed in connection with the CuraGen Merger. We anticipate interest expense to remain relatively consistent over the next twelve months until the CuraGen Debt matures in February 2011.

Six Months Ended June 30, 2010 compared with Six Months Ended June 30, 2009

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$2,746	$2,999	$(253)	(8)%
Contracts and Grants	220	139	81	58%
Product Royalties	3,698	3,279	419	13%
Total Revenue	$6,664	$6,417	$247	4%
Operating Expense:
Research and Development	13,694	12,890	804	6%
Royalty	4,059	3,598	461	13%
General and Administrative	5,426	6,851	(1,425)	(21)%
Gain on Sale of Assets	—	(604)	604	100%
Amortization of Acquired Intangible Assets	2,178	191	1,987	1,040%
Total Operating Expense	25,357	22,926	2,431	11%
Operating Loss	(18,693)	(16,509)	2,184	13%
Investment and Other Income, Net	3,257	179	3,078	1,720%
Interest Expense	(671)	(78)	593	760%
Net Loss	$(16,107)	$(16,408)	$(301)	(2)%

Net Loss

The $0.3 million decrease in net loss for the six months ended June 30, 2010 was primarily due to an increase in other income and a decrease in general and administrative expenses, partially offset by increases in research and development, interest, royalty and amortization of acquired intangible asset expense.

Revenue

The $0.3 million decrease in product development and licensing agreement revenue for the six months ended June 30, 2010 was primarily due to $0.2 million in revenue recorded for the six months ended June 30, 2009 related to the Corixa termination agreement.  The $0.1 million increase in contract and grant revenue for the six months ended June 30, 2010 was due to an increase in revenue related to our vaccine development work on Rockefeller’s CDX-2401 program.  The $0.4 million increase in product royalty revenue for the six months ended June 30, 2010 was primarily related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Personnel	$6,150	$5,057	$1,093	22%
Laboratory Supplies	743	1,236	(493)	(40)%
Facility	2,735	2,373	362	15%
Product Development	2,674	3,225	(551)	(17)%

The $1.1 million increase in personnel expenses for the six months ended June 30, 2010 was primarily due to higher headcount.

The $0.5 million decrease in laboratory supply expense for the six months ended June 30, 2010 was primarily due to the renovation of our Fall River manufacturing facility during which manufacturing activities ceased for the three months ended June 30, 2010.

The $0.4 million increase in facility expenses for the six months ended June 30, 2010 was primarily due to higher depreciation and amortization expenses.

The $0.6 million decrease in product development expenses for the six months ended June 30, 2010 was primarily due to a decrease in clinical expenses largely due to the transfer of clinical management of our Rindopepimut program to Pfizer in 2009.

Royalty Expense

The $0.5 million increase in royalty expenses for the six months ended June 30, 2010 was due to an increase in Rotarix® related royalty fees.

General and Administrative Expense

The $1.4 million decrease in general and administrative expenses for the six months ended June 30, 2010 was primarily due to a decrease of $1.0 million in consultant and legal expense primarily related to the CuraGen Merger and $0.7 million in severance expense, including related non-cash stock-based compensation expense, incurred during the three months ended March 31, 2009 related to the departure of our former SVP, Business Development. The effect of these decreases was partially offset by $0.2 million in higher personnel expense during the six months ended June 30, 2010, primarily related to higher headcount.

Amortization Expense

The $2.0 million increase in amortization expenses for the six months ended June 30, 2010 was primarily due to intangible assets acquired in connection with the CuraGen Merger including the TopoTarget Agreement.  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the six months ended June 30, 2010 and we recorded amortization expense related to the TopoTarget Agreement of $1.4 million for the six months ended June 30, 2010.

Investment and Other Income, Net

The $3.1 million increase in investment and other income, net for the six months ended June 30, 2010 was primarily due to $3.0 million received in connection with the TopoTarget Agreement.

Interest Expense

The $0.6 million increase in interest expense for the six months ended June 30, 2010 was primarily due to the CuraGen Debt we assumed in connection with the CuraGen Merger.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $65.8 million. Our working capital at June 30, 2010 was $44.5 million. At June 30, 2010, we had 4% convertible subordinated debt due in February 2011 of $12.5 million. We incurred a loss of $16.1 million for the six months ended June 30, 2010.  Net cash used in operations for the six months ended June 30, 2010 was $16.6 million. We believe that the cash inflows from existing collaborations, interest income on invested funds and our current cash, cash equivalents and marketable securities at June 30, 2010 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

Operating Activities

Net cash used in operating activities was $16.6 million for the six months ended June 30, 2010 compared to $13.5 million for the six months ended June 30, 2009. The increase in net cash used in operating activities was primarily due to decreases of $2.0 million in deferred revenue and $1.4 million in other long-term liabilities for the six months ended June 30, 2010 as compared to increases of $0.1 million in both deferred revenue and other long-term liabilities for the six months ended June 30, 2009.  The decrease in other long-term liabilities was primarily due to severance payments made related to the CuraGen Merger.  We expect that cash used in operations will continue to increase in over the next twelve months primarily related to the continued development of our therapeutic product pipeline, including bringing forward new product candidates into clinical development.

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

Investing Activities

Net cash used in investing activities was $25.8 million for the six months ended June 30, 2010 compared to net cash provided by investing activities of $0.5 million for the six months ended June 30, 2009. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the six months ended June 30, 2010 of $24.6 million. We expect to incur future facility cost as a result of continued capital expansion, renovation and replacements. Our investment in capital equipment is discretionary and there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2010 compared to $0.4 million for the six months ended June 30, 2009.  The increase in net cash provided by financing activities was primarily due to an increase in proceeds from stock option exercises.

Other Liquidity Matters

Under the Pfizer Agreement, Pfizer made an upfront payment $40 million, an equity investment of $10.0 million and will fund all development costs for the licensed programs. We are also eligible to receive potential milestone payments exceeding $390.0 million for the successful development and commercialization of Rindopepimut and additional EGFRvIII vaccine products, as well as royalties on any product sales.

AGGREGATE CONTRACTUAL OBLIGATIONS

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 12, 2010 have not materially changed since we filed that report.

In June 2010, we amended our lease with MassDevelopment for our manufacturing facility in Fall River, Massachusetts.  The initial term under the amended lease expires in December 2017 and includes two renewal options of five years each.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2010 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.1	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 5, 2010	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 5, 2010	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

*10.1	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications

*	Filed herewith.
**	Furnished herewith.