Form 10-Q
period 2010-09-30
Celldex Therapeutics, Inc.
filed 2010-11-04
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, 32,051,938 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,828	$57,002
Marketable Securities	47,829	25,451
Accounts and Other Receivables	456	544
Prepaid and Other Current Assets	1,087	979
Total Current Assets	59,200	83,976
Property and Equipment, Net	10,924	11,489
Intangible Assets, Net	27,319	29,979
Other Assets	5,401	5,955
Goodwill	8,965	8,965
Total Assets	$111,809	$140,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$741	$1,445
Accrued Expenses	4,178	5,615
Current Portion of Deferred Revenue	5,056	5,191
Current Portion of Long-Term Liabilities	1,076	2,156
Convertible Subordinated Debt	12,230	—
Total Current Liabilities	23,281	14,407
Deferred Revenue	30,920	34,191
Convertible Subordinated Debt	—	11,684
Other Long-Term Liabilities	5,587	6,315
Total Liabilities	59,788	66,597

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2010 and December 31, 2009	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 32,051,938 and 31,685,061 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, respectively	32	32
Additional Paid-In Capital	232,061	228,863
Accumulated Other Comprehensive Income	2,796	2,546
Accumulated Deficit	(182,868)	(157,674)
Total Stockholders’ Equity	52,021	73,767
Total Liabilities and Stockholders’ Equity	$111,809	$140,364

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUE:
Product Development and Licensing Agreements	$1,371	$1,339	$4,117	$4,338
Contracts and Grants	—	799	220	939
Product Royalties	1,037	1,892	4,735	5,170
Total Revenue	2,408	4,030	9,072	10,447

OPERATING EXPENSE:
Research and Development	7,215	5,169	20,908	18,060
Royalty	1,218	2,072	5,277	5,669
General and Administrative	2,421	3,850	7,848	10,701
Gain on Sale of Assets	(50)	—	(50)	(604)
Amortization of Acquired Intangible Assets	483	95	2,660	286
Total Operating Expense	11,287	11,186	36,643	34,112

Operating Loss	(8,879)	(7,156)	(27,571)	(23,665)
Investment and Other Income, Net	124	17	3,379	196
Interest Expense	(332)	(35)	(1,002)	(113)
Net Loss	$(9,087)	$(7,174)	$(25,194)	$(23,582)

Basic and Diluted Net Loss Per Common Share (Note 4)	$(0.28)	$(0.45)	$(0.79)	$(1.49)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 4)	31,922	15,879	31,812	15,844

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(25,194)	$(23,582)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,188	1,955
Amortization of Intangible Assets	2,660	286
Amortization and Accretion of Marketable Securities	(89)	—
Loss on Sales and Maturities of Marketable Securities	22	—
Gain on Sale or Disposal of Assets	(11)	(567)
Stock-Based Compensation Expense	2,197	2,482
Non-Cash Interest Expense	546	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	88	736
Prepaid and Other Current Assets	(108)	58
Other Assets	554	541
Accounts Payable and Accrued Expenses	(2,141)	(190)
Deferred Revenue	(3,406)	(808)
Other Long-Term Liabilities	(1,663)	63
Net Cash Used in Operating Activities	(24,357)	(19,026)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	30,210	—
Purchases of Marketable Securities	(52,272)	—
Acquisition of Property and Equipment	(1,662)	(440)
Proceeds from Sale or Disposal of Assets	50	850
Net Cash (Used in) Provided by Investing Activities	(23,674)	410

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	1,001	489
Payments of Other Long-Term Liabilities	(145)	(132)
Net Cash Provided by Financing Activities	856	357

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(13)

Net Decrease in Cash and Cash Equivalents	(47,174)	(18,272)
Cash and Cash Equivalents at Beginning of Period	57,002	44,257
Cash and Cash Equivalents at End of Period	$9,828	$25,985

Supplemental Disclosure of Non-Cash Flow Information
Shares Issued to Executive Officers	$—	$250

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the adoption of new accounting standards during the first nine months of 2010 as discussed below.

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

(3)  Comprehensive Loss

For the three and nine months ended September 30, 2010 and 2009, comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(9,087)	$(7,174)	$(25,194)	$(23,582)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	138	—	249	—
Unrealized foreign exchange translation gain (loss)	—	2	1	(13)
Total other comprehensive gain (loss)	138	2	250	(13)
Total comprehensive loss	$(8,949)	$(7,172)	$(24,944)	$(23,595)

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

The potentially dilutive common shares that have not been included in the net loss per common share calculations because the effect would have been anti-dilutive are as follows:

	Nine months ended September 30,
	2010	2009

Stock options	4,026,378	2,695,480
Convertible debt	353,563	—
Restricted stock	17,500	—
	4,397,441	2,695,480

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of September 30, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$8,998	$8,998	—	—
Marketable securities	47,829	—	$47,829	—
	$56,827	$8,998	$47,829	—

	As of December 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$53,780	$53,780	—	—
Marketable securities	25,451	—	$25,451	—
	$79,231	$53,780	$25,451	—

There have been no transfers of assets or liabilities between the fair value measurement classifications.  The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. Marketable securities have been valued by a third party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value of the loan payable and note payable approximates its carrying value at September 30, 2010.

At September 30, 2010, the estimated fair value of the Company’s outstanding $12.5 million in CuraGen Debt was approximately $12.0 million based on quoted market prices.

(6)  Marketable Securities

A summary of marketable securities is shown below:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$17,387	$31	$—	$17,418
Maturing after one year through two years	13,464	121	—	13,585
Total U.S. government and municipal obligations	$30,851	$152	$—	$31,003
Corporate debt securities
Maturing in one year or less	$14,753	$27	$(6)	$14,774
Maturing after one year through two years	2,024	28	—	2,052
Total corporate debt securities	$16,777	$55	$(6)	$16,826
Total marketable securities	$47,628	$207	$(6)	$47,829

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$9,698	$5	$—	$9,703
Maturing after one year through two years	7,129	6	(22)	7,113
Total U.S. government and municipal obligations	$16,827	$11	$(22)	$16,816
Corporate debt securities
Maturing in one year or less	$—	$—	$—	$—
Maturing after one year through two years	8,672	—	(37)	8,635
Total corporate debt securities	$8,672	$—	$(37)	$8,635
Total marketable securities	$25,499	$11	$(59)	$25,451

As of September 30, 2010, unrealized losses in the portfolio were primarily due to increases in interest rates. The marketable securities held by the Company were high investment grade and the Company did not consider any investments to be other-than-temporarily impaired as of September 30, 2010.

(7)  Stock-Based Compensation

At September 30, 2010, the Company had two stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).

Employee Stock Purchase Plan

At September 30, 2010, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase up to 250 shares of common stock per year, through payroll deductions, at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date.  During the nine months ended September 30, 2010 and 2009, the Company issued 4,753 and 2,979 shares under the 2004 ESPP Plan, respectively. At September 30, 2010, 52,153 shares were available for issuance under the 2004 ESPP Plan.

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

At September 30, 2010, the 2008 Plan allowed for a maximum of 3,900,000 shares of common stock to be issued prior to October 19, 2017. The Company’s board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company).  Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

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

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2009	3,576,159	$7.10	6.6
Granted	810,250	$4.54
Exercised	(348,124)	$2.82
Canceled	(11,907)	$4.56
Options Outstanding at September 30, 2010	4,026,378	$6.97	7.0
Options Vested and Expected to Vest at September 30, 2010	3,975,142	$6.98
Options Exercisable at September 30, 2010	2,554,626	$7.43
Shares Available for Grant under the 2008 Plan	1,676,089

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $1.0 million and $0.1 million, respectively. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was $2.82 and $5.33, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2010 and 2009 was $2.2 million and $2.3 million, respectively.

The aggregate intrinsic value of stock options outstanding at September 30, 2010 was $0.5 million. The aggregate intrinsic value of stock options vested and expected to vest at September 30, 2010 was $0.5 million. As of September 30, 2010, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $4.5 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.7 years.

Restricted Stock

A summary of restricted stock activity under the 2008 Plan for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2009	16,000	$4.48
Granted	14,000	3.96
Vested	(12,500)	4.48
Canceled	—	—
Outstanding and unvested at September 30, 2010	17,500	$4.06

Valuation and Expenses Information

Stock-based compensation expense related to employee and non-employee stock options, restricted stock and employee stock purchases for the three and nine months ended September 30, 2010 and 2009 was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Research and development	$359	$248	$1,267	$1,068
General and administrative	224	371	930	1,414
Total stock-based compensation expense	$583	$619	$2,197	$2,482

The fair values of employee and non-employee director stock options and employee stock purchases granted during the three and nine months ended September 30, 2010 and 2009 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected stock price volatility (options)	67%	68%	65 - 67%	68%
Expected stock price volatility (2004 ESPP)	70%	90%	51 - 70%	90%
Expected option term (options)	6.2 years	6.1 years	6.2 years	6.1 years
Expected option term (2004 ESPP)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate (options)	2.2%	3.4%	2.2 — 3.2%	1.8 — 3.4%
Risk-free interest rate (2004 ESPP)	0.2%	0.3%	0.2%	0.3%
Expected dividend yield	None	None	None	None

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

(8)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		September 30, 2010			December 31, 2009
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(897)	13,603	14,500	$(224)	14,276
TopoTarget Agreement	1.75 years	2,400	(1,885)	515	2,400	(343)	2,057
Core Technology	4.5-11 years	1,948	(973)	975	2,193	(832)	1,361
Strategic Partner Agreement	8 years	630	(204)	426	630	(145)	485
Total Intangible Assets		$31,278	$(3,959)	$27,319	$31,523	$(1,544)	$29,979
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

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

The estimated fair value attributed to the April 2008 agreement (“TopoTarget Agreement”) between the Company (as a successor to CuraGen) and TopoTarget A/S (“TopoTarget”) relates to the Company’s rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (“TopoTarget Payments”).  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company’s receipt of $3 million of the TopoTarget Payments.  The Company recorded this cash receipt as Other Income for the nine months ended September 30, 2010 and recorded amortization expense related to the TopoTarget Agreement of $0.2 million and $1.5 million for the three and nine months ended September 30, 2010, respectively.

During the nine months ended September 30, 2010, the Company wrote-off $0.2 million in Core Technology to amortization of intangible asset expense.

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2010 and December 31, 2009 against the Company’s net deferred tax assets.

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

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company’s retained interest in Rotarix® was $1.0 million and $1.9 million for the three months ended September 30, 2010 and 2009 and $4.7 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Pfizer Inc. (“Pfizer”)

On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, Rindopepimut (CDX-110), in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gave Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company.  On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company’s common stock having a fair value of $10.9 million, or $13.91 per share, on that date. The $0.9 million over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008. The Pfizer Agreement also provided for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date.

The Company had determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company’s deliverables under this collaboration primarily included an exclusive license to its Rindopepimut product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee.  The Company had estimated that its performance period under the collaboration would be 9.5 years based on an assessment of the period over which the Company would have met its performance obligations under the collaboration.  The $40 million up-front payment, less the $0.9 million in excess fair value for the Company’s common stock discussed above, and research and development reimbursements, were initially recorded as deferred revenue and recognized as revenue on a straight-line basis over this 9.5 year period using the Contingency Adjusted Performance Model (“CAPM”).

On September 1, 2010, the Company received written notice (the “Pfizer Notice”) from Pfizer of termination with respect to the Pfizer Agreement.  The Pfizer Notice was given under a provision of the Pfizer Agreement which permitted termination at any time and for any reason, upon 60-days’ written notice to the Company.  The Pfizer Notice did not state a reason for termination.  In November 2010, the Pfizer Agreement was terminated (the “Pfizer Termination”) and all rights to Rindopepimut were returned to the Company.

At September 30, 2010, the Company had total deferred revenue of $36.0 million related to the Pfizer Agreement.   At September 30, 2010, the Company was working with Pfizer on a transition plan and terms of the termination.

The Company incurred and invoiced Pfizer reimbursable costs related to the Pfizer collaboration of $0.2 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $0.7 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively.  Effective with the Pfizer Termination, Pfizer is no longer funding the development of Rindopepimut.

The Company recorded product development and licensing agreements revenue under the Pfizer Agreement as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Up-front portion	$1,030	$1,030	$3,089	$3,089
Reimbursable costs portion	273	245	815	814
	$1,303	$1,275	$3,904	$3,903

In connection with the Pfizer Agreement, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University. The Company recorded these deferred sublicense fees to other assets in the consolidated balance sheets and was amortizing them to royalty expense over the 9.5-year performance period at a rate of $0.2 million per quarter.  At September 30, 2010 and December 31, 2009, the unamortized balance of deferred costs was $5.1 million and $5.7 million, respectively.

Rockefeller University (“Rockefeller”)

The Company is providing research and development support to Rockefeller on the development of their vaccine, DCVax-001, which the Company refers to as CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership called the Grand Challenges initiative. Preclinical studies and manufacturing development have been completed and clinical development initiated.  Payments to the Company are made on a time and materials basis. The Company recorded grant revenue from Rockefeller of $0.2 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively, no grant revenue for the three months ended September 30, 2010 and $0.8 million in grant revenue for the three months ended September 30, 2009.

(11)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Deferred Rent	$443	$377
CuraGen Merger Severance	894	2,623
Deferred Tax Liabilities	4,661	4,661
Loan Payable	593	632
Note Payable	72	178
Total	6,663	8,471
Less Current Portion	(1,076)	(2,156)
Long-Term Portion	$5,587	$6,315

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

•                  our ability to successfully complete the transition of the Rindopepimut program from Pfizer to us;

•                  our ability to fund and complete the development and commercialization of Rindopepimut internally or to find another strategic partner to fund the development and commercialization of Rindopepimut following Pfizer’s termination of its license and development agreement with us;

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

•                  the strategies and business plans of our partners, such as GlaxoSmithKline’s plans with respect to Rotarix® and Vaccine Technologies’ plans concerning the CholeraGarde® (Peru-15) and ETEC E. coli vaccines, which are not within our control, and our ability to maintain strong, mutually beneficial relationships with those partners;

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2009, in this Quarterly report on Form 10-Q for the quarter ended September 30, 2010 and other reports that Celldex files with the Securities and Exchange Commission (“SEC”).

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

Our current collaborations include the commercialization of an oral human rotavirus vaccine. Our product candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

The following table includes the programs that we currently believe are material to our business:

Product	Indication/Field	Partner	Status
CLINICAL
Rindopepimut (CDX-110)	Glioblastoma multiforme	—	Phase 2b
Glembatumumab Vedotin (CDX-011)	Metastatic melanoma and breast cancer	—	Phase 2b
CDX-1307	Invasive bladder cancer	—	Phase 2
CDX-1401	Multiple solid tumors	—	Phase 1/2
CDX-1135	Renal disease	—	Pilot Study
PRECLINICAL
CDX-301	Cancer, autoimmune disease and transplant	—	Preclinical
CDX-1127	Immuno-modulation, multiple tumors	—	Preclinical
CDX-014	Renal and ovarian cancer	—	Preclinical
MARKETED PRODUCTS
Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

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

During the past five years through December 31, 2009, we incurred an aggregate of $73.5 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2010 and 2009. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to 2008, the privately-held Celldex Research did not maintain records that allowed for quantification of research and development expenses by project.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
CLINICAL
Rindopepimut	$968	$2,942
CDX-011	3,329	—
CDX-1307	3,333	5,341
CDX-1401	2,299	3,607
CDX-1135	651	371
PRECLINICAL
CDX-301	3,931	503
CDX-1127	2,674	639
CDX-014	87	—
OTHER
Other Programs	3,636	4,657
Total R&D Expense	$20,908	$18,060

Clinical Development Programs

Rindopepimut (CDX-110)

Our lead clinical development program, Rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor (“EGFR”), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to cancer cell growth. EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as breast, ovarian, prostate, colorectal, and head & neck cancer. The FDA has granted orphan drug designation for Rindopepimut for the treatment of EGFRvIII expressing GBM as well as fast track designation.

In April 2008, we and Pfizer Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to Rindopepimut. The Pfizer Agreement also gave Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications.  The Pfizer Agreement also provided for reimbursement by Pfizer of all costs incurred by us in connection with the collaboration since the effective date.

On September 1, 2010, we received written notice (the “Pfizer Notice”) from Pfizer of termination with respect to the Pfizer Agreement.  The Pfizer Notice was given under a provision of the Pfizer Agreement which permitted termination at any time and for any reason, upon 60-days’ written notice to us.  The Pfizer Notice did not state a reason for termination.  In November 2010, the Pfizer Agreement was terminated (the “Pfizer Termination”) and all rights to Rindopepimut were returned to us. Effective with the Pfizer Termination, Pfizer is no longer funding the development of Rindopepimut.

Initial clinical development of EGFRvIII immunotherapy was led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas. The results from the Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies, which enrolled 14 and 18 evaluable patients, respectively, have demonstrated a significant increase in the time to disease progression (“TTP”) and overall survival (“OS”) rates.  In ACTIVATE, improvements in TTP and OS were approximately 125% and 73%, respectively, relative to appropriately matched historical controls. An extension of the Phase 2a program (ACT II) at the same two institutions has evaluated 22 additional GBM patients treated in combination with maintenance temozolomide (the current standard of care). Preliminary results from ACT II  estimate median OS to be 23.6 months, although the median has not yet been reached, while the survival of a matched historical control group was 15.0 months (p value = 0.0194). Overall TTP in the ACT II study was 15.2 months compared with 6.3 months for the historical control group (p value = 0.0237).

We initiated a Phase 2b/3 randomized study (ACT III) of Rindopepimut combined with standard of care, temozolomide, versus standard of care alone in patients with GBM in over 30 sites throughout the United States. In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients were to receive Rindopepimut in combination with temozolomide. The decision, which followed the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients participating on the control arm of the study were offered the option to receive treatment with Rindopepimut. Under this amendment, the ACT III study provided for a multi-center, non-randomized dataset for Rindopepimut in patients with newly diagnosed GBM.

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

We expect to present final data on the 5.5 month Progression Free Survival (“PFS”) rate from all 65 patients enrolled in the ACT III study as well as an update on OS data from this study during the fourth quarter of 2010.  Final OS data from the ACT II study will also be presented.  These data will provide additional information that will allow us to better design the future clinical development of Rindopepimut.  We are currently planning to initiate a Phase 3 randomized study of Rindopepimut in patients with GBM by the second half of 2011.

Glembatumumab Vedotin (CDX-011)

CDX-011 is an antibody-drug conjugate (ADC) that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E (MMAE). The CR011 antibody specifically targets glycoprotein NMB or (GPNMB) that is expressed in a variety of human cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. The ADC is designed to be stable in the bloodstream. Following intravenous administration, CDX-011 targets and binds to GPNMB and upon internalization into the targeted cell, CDX-011 is designed to release MMAE from CR011 to produce a cell-killing effect. We acquired the rights to CDX-011 in connection with the CuraGen Merger.

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

The study confirmed the safety of CDX-011 at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled as an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the PFS rate at 12 weeks. As previously seen in melanoma patients, the 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia, and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at 12 weeks, was met as 9 of 26 (35%) evaluable patients were progression-free at 12 weeks.

For all patients treated at the maximum dose level, tumor shrinkage was seen in 62% (16/26) and PFS was 9.1 weeks. A subset of 10 patients had “triple negative disease,” a more aggressive breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options due to lack of over-expression of HER2/neu, estrogen and progesterone receptors. In these patients, 78% (7/9) had any tumor shrinkage, 12-week PFS rate was 70% (7/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for GPNMB expression.  The tumor samples from most patients showed evidence of stromal and/or tumor cell expression of GPNMB. The most common treatment-related toxicities were fatigue, rash, nausea, alopecia (hair loss), neutropenia and vomiting.

In May 2010, the FDA granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

In September 2010, we initiated a randomized Phase 2b controlled study in patients with heavily pre-treated, advanced breast cancer whose tumors are confirmed to express GPNMB via a validated, centralized diagnostic assay.  We expect that a significant portion of the enrolled patients will have triple-negative disease, since GPNMB is frequently expressed in this patient population. Patients will be randomized (2:1) to receive either CDX-011 or single-agent “Investigator’s Choice” chemotherapy.  Activity endpoints will include objective response rate (“ORR”), PFS and OS.  We expect to enroll 120 patients at approximately 25 clinical sites in the United States. We expect to complete enrollment in this study by the fourth quarter of 2011.

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

The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34).  Median PFS was 3.9 months. CDX-011 was found to be active in advanced melanoma patients in the study.  The most frequent treatment-related adverse events included rash, fatigue, alopecia (hair loss), pruritus, diarrhea and neuropathy.

More frequent dosing schedules of CDX-011 were also evaluated, including a weekly and a two out of every three-week regimen, to explore if more frequent administration can provide additional activity in patients with metastatic melanoma. Doses of 1.0 mg/kg given once every week and 1.5 mg/kg given for two out of three weeks were identified as the MTD in each schedule. The response rate was observed to be 20% and 33%, respectively.  This increased activity was accompanied by increased toxicity.

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

The Phase 1 studies are complete.  The Phase 1 studies investigated the safety and immunogenicity of CDX-1307 alone and in combination with adjuvants, including GM-CSF (known to increase mannose receptor expression on dendritic cells) and Toll-Like Receptor (“TLR”) agonists (poly-ICLC or Hiltonol™ and R848 or resiquimod). Patients with an assortment of different tumor types that are known to express hCG-Beta were enrolled with retrospective analysis for hCG-Beta expression. A regimen of every two week dosing for four doses was utilized with the possibility of retreatment if patients demonstrate tumor regression or stable disease.

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

In May 2010, we initiated a 60 patient randomized (1:1) Phase 2 controlled study to evaluate the CDX-1307 regimen in both neoadjuvant and adjuvant settings in patients with newly diagnosed muscle-invasive bladder cancers that express hCG-beta.  Preliminary data from this study are expected in 2012.

CDX-1401

CDX-1401, also developed from the APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 is one of the most immunogenic tumor antigens and has been detected in 20 - 30% of cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to APCs for generating robust immune responses against cancer cells expressing NY-ESO-1. Unlike

CDX-1307, which targets the mannose receptor expressing dendritic cells, CDX-1401 is the first APC product targeting DEC-205 expressing dendritic cells. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. We believe that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1.

In September 2009, we initiated enrollment in a dose-escalating Phase 1/2 clinical trial aimed at determining the optimal dose for further development based on the safety, tolerability, and immunogenicity of the CDX-1401 vaccine. The trial will evaluate three different doses of the vaccine in combination with TLR agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. We expect to enroll approximately 50 patients with solid tumor cancers at multiple clinical sites in the United States.

In October 2010, we announced interim data for the first 20 patients enrolled in the study, 35% of whom had confirmed NY-ESO-1 expression.  The interim data showed that six patients maintained stable disease and were eligible for multiple cycles of the treatment regimen, including 4 patients who have received 3 or more cycles (6 weeks of treatment followed by a 6 week rest), with stable disease of up to 11.5+ months. The treatment was well tolerated and there were no dose-limiting toxicities. Robust anti-NY-ESO-1 immunity was induced with the majority of the patients developing anti-NY-ESO-1 antibody responses and 39% of the patients having increases in NY-ESO-1 specific T cell responses, including both CD4 and CD8 responses. Importantly, the T cell responses were directed against multiple regions of the NY-ESO-1 antigen.

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

Preclinical Development Programs

CDX-301

CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) that we licensed from Amgen in March 2009. CDX-301 is a growth factor for stem cells and immune cells called dendritic cells. Based on previous experience with this molecule, we believe that CDX-301 has considerable opportunity in various transplant settings as a stem cell mobilizing agent. In addition, CDX-301 is an immune modulating molecule that increases the numbers and activity of specific types of immune cells. We believe CDX-301 has significant opportunity for synergistic development in combination with proprietary molecules in our portfolio. We expect to file an Investigational New Drug (“IND”) application during the fourth quarter of 2010 and are engaged in discussions with collaborators to re-initiate the clinical development of CDX-301.

CDX-1127

We have entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In preclinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapy. CD27 is a critical molecule in the activation pathway of lymphocytes. It acts downstream from CD40 and may provide a novel way to regulate the immune responses. In September 2010, we exercised an option under our Research and Commercialization Agreement with Medarex, whereby we have a commercial license to the human antibody technology specifically for our CD27 antibody.  Preclinical models with our human monoclonal antibody to CD27 have demonstrated immune cell activation and anti-tumor responses.

CDX-014

CDX-014 is a fully-human monoclonal ADC that targets TIM-1, an immunomudulatory protein that appears to down regulate immune response to tumors. The antibody, CDX-014, is linked to a potent chemotherapeutic, monomethyl auristatin E (MMAE), using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We acquired the rights to CDX-014 in connection with the CuraGen Merger.

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

In late March 2010, the FDA temporarily suspended the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine.  In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix®.  Our royalties from sales of Rotarix® were negatively impacted during the three months ended September 30, 2010 by the FDA’s decision to temporarily suspend the use of Rotarix® from March 2010 through May 2010 and that negative impact from the temporary suspension may extend to future quarters as well.  However, our net loss and cash position were not impacted even though our royalty revenue was impacted because there was an offsetting impact on our royalty expense.

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

Three Months Ended September 30, 2010 compared with Three Months Ended September 30, 2009

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,371	$1,339	$32	2%
Contracts and Grants	—	799	(799)	(100)%
Product Royalties	1,037	1,892	(855)	(45)%
Total Revenue	$2,408	$4,030	$(1,622)	(40)%
Operating Expense:
Research and Development	7,215	5,169	2,046	40%
Royalty	1,218	2,072	(854)	(41)%
General and Administrative	2,421	3,850	(1,429)	(37)%
Gain on Sale of Assets	(50)	—	(50)	n/a
Amortization of Acquired Intangible Assets	483	95	388	408%
Total Operating Expense	11,287	11,186	101	1%
Operating Loss	(8,879)	(7,156)	1,723	24%
Investment and Other Income, Net	124	17	107	629%
Interest Expense	(332)	(35)	297	849%
Net Loss	$(9,087)	$(7,174)	$1,913	27%

Net Loss

The $1.9 million increase in net loss for the three months ended September 30, 2010 was primarily due to an increase in research and development expense and a decrease in contracts and grants revenue, partially offset by a decrease in general and administrative expense.

Revenue

The $0.8 million decrease in contracts and grants revenue for the three months ended September 30, 2010 was due to a decrease in revenue related to our vaccine development work on Rockefeller’s CDX-2401 program.  The $0.9 million decrease in product royalty revenue for the three months ended September 30, 2010 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Personnel	$3,035	$2,328	$707	30%
Laboratory Supplies	390	594	(204)	(34)%
Facility	1,199	1,117	82	7%
Product Development	1,657	800	857	107%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.7 million increase in personnel expenses for the three months ended September 30, 2010 was primarily due to higher headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily in clinical research personnel.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.2 million decrease in laboratory supply expense for the three months ended September 30, 2010 was primarily due to the ongoing renovation of our Fall River manufacturing facility during which manufacturing activities ceased over the three months ended September 30, 2010.  We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.1 million increase in facility expenses for the three months ended September 30, 2010 was primarily due to higher research and development facility allocation as a result of the increased headcount in research and development personnel.  We expect facility expenses to increase over the next twelve months as a result of continued capital expansion and increased headcount in research and development personnel, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.9 million increase in product development expenses for the three months ended September 30, 2010 was primarily due to an increase of $0.7 million in clinical trial costs.  We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expense primarily related to our Rindopepimut program as a result of the Pfizer Termination, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $0.9 million decrease in royalty expenses for the three months ended September 30, 2010 was due to a decrease in Rotarix® related royalty fees. Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

The $1.4 million decrease in general and administrative expenses for the three months ended September 30, 2010 was primarily due to a decrease of $1.0 million in consultant and legal expense primarily related to costs incurred in connection with the CuraGen Merger in 2009.  We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $0.4 million increase in amortization expenses for the three months ended September 30, 2010 was primarily due to intangible assets acquired in connection with the CuraGen Merger.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $0.1 million increase in investment and other income, net for the three months ended September 30, 2010 was primarily related to income earned on our marketable securities during the three months ended September 30, 2010.  During the three month ended September 30, 2009, we did not invest in marketable securities.  We anticipate investment income to decrease over the next twelve months due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of funding our operations.

Interest Expense

The $0.3 million increase in interest expense for the three months ended September 30, 2010 was primarily due to the CuraGen Debt we assumed in connection with the CuraGen Merger.  We anticipate interest expense to remain relatively consistent until the CuraGen Debt matures in February 2011.

Nine Months Ended September 30, 2010 compared with Nine Months Ended September 30, 2009

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$4,117	$4,338	$(221)	(5)%
Contracts and Grants	220	939	(719)	(77)%
Product Royalties	4,735	5,170	(435)	(8)%
Total Revenue	$9,072	$10,447	$(1,375)	(13)%
Operating Expense:
Research and Development	20,908	18,060	2,848	16%
Royalty	5,277	5,669	(392)	(7)%
General and Administrative	7,848	10,701	(2,853)	(27)%
Gain on Sale of Assets	(50)	(604)	554	92%
Amortization of Acquired Intangible Assets	2,660	286	2,374	830%
Total Operating Expense	36,643	34,112	2,531	7%
Operating Loss	(27,571)	(23,665)	3,906	17%
Investment and Other Income, Net	3,379	196	3,183	1,624%
Interest Expense	(1,002)	(113)	889	787%
Net Loss	$(25,194)	$(23,582)	$1,612	7%

Net Loss

The $1.6 million increase in net loss for the nine months ended September 30, 2010 was primarily due to increases in research and development, interest, and amortization of acquired intangible asset expense and a decrease in contracts and grants revenue, partially offset by an increase in other income and a decrease in general and administrative expenses.

Revenue

The $0.2 million decrease in product development and licensing agreement revenue for the nine months ended September 30, 2010 was primarily due to $0.2 million in revenue recorded for the nine months ended September 30, 2009 related to the Corixa termination agreement.  The $0.7 million decrease in contracts and grants revenue for the nine months ended September 30, 2010 was due to a decrease in revenue related to our vaccine development work on Rockefeller’s CDX-2401 program.  The $0.4 million decrease in product royalty revenue for the nine months ended September 30, 2010 was primarily related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009	$	%
	(In thousands)
Personnel	$9,185	$7,385	$1,800	24%
Laboratory Supplies	1,133	1,829	(696)	(38)%
Facility	3,934	3,489	445	13%
Product Development	4,332	4,025	307	8%

The $1.8 million increase in personnel expenses for the nine months ended September 30, 2010 was primarily due to higher headcount.

The $0.7 million decrease in laboratory supply expense for the nine months ended September 30, 2010 was primarily due to the ongoing renovation of our Fall River manufacturing facility during which manufacturing activities ceased for the six months ended September 30, 2010.

The $0.4 million increase in facility expenses for the nine months ended September 30, 2010 was primarily due to higher depreciation and amortization expenses and higher research and development facility allocation as a result of the increased headcount in research and development personnel.

The $0.3 million increase in product development expenses for the nine months ended September 30, 2010 was primarily due to increases of $0.1 million in clinical trial costs and $0.2 million in contract manufacturing.

Royalty Expense

The $0.4 million decrease in royalty expenses for the nine months ended September 30, 2010 was due to a decrease in Rotarix® related royalty fees.

General and Administrative Expense

The $2.9 million decrease in general and administrative expenses for the nine months ended September 30, 2010 was primarily due to a decrease of $2.0 million in consultant and legal expense primarily related to costs incurred in connection with the CuraGen Merger in 2009 and $0.7 million in severance expense, including related non-cash stock-based compensation expense, incurred during the nine months ended September 30, 2009 related to the departure of our former SVP, Business Development.

Amortization Expense

The $2.4 million increase in amortization expenses for the nine months ended September 30, 2010 was primarily due to intangible assets acquired in connection with the CuraGen Merger including the TopoTarget

Agreement.  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the nine months ended September 30, 2010 and we recorded amortization expense related to the TopoTarget Agreement of $1.5 million for the nine months ended September 30, 2010.

Investment and Other Income, Net

The $3.2 million increase in investment and other income, net for the nine months ended September 30, 2010 was primarily due to $3.0 million received in connection with the TopoTarget Agreement.

Interest Expense

The $0.9 million increase in interest expense for the nine months ended September 30, 2010 was primarily due to the CuraGen Debt we assumed in connection with the CuraGen Merger.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $57.7 million. Our working capital at September 30, 2010 was $35.9 million. At September 30, 2010, we had 4% convertible subordinated debt due in February 2011 of $12.5 million. We incurred a loss of $25.2 million for the nine months ended September 30, 2010.  Net cash used in operations for the nine months ended September 30, 2010 was $24.4 million. We believe that expected cash inflows from interest income on invested funds and our current cash, cash equivalents and marketable securities at September 30, 2010 and our ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

During the next twelve months, we will take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of us.

Operating Activities

Net cash used in operating activities was $24.4 million for the nine months ended September 30, 2010 compared to $19.0 million for the nine months ended September 30, 2009. The increase in net cash used in operating activities was primarily due to decreases of $3.4 million in deferred revenue, $2.1 million in accounts payable and accrued expenses, and $1.7 million in other long-term liabilities for the nine months ended September 30, 2010 as compared to decreases in deferred revenue and accounts payable and accrued expenses of $0.8 million and $0.2 million, respectively, and an increase of $0.1 million other long-term liabilities for the nine months ended September 30, 2009.  The decrease in other long-term liabilities was primarily due to severance payments made related to the CuraGen Merger.  We expect that cash used in operations will increase over the next twelve months primarily related to costs to be incurred on our Rindopepimut program as a result of the Pfizer Termination.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our product candidates are developed. We plan to spend significant amounts to progress our current product candidates through the clinical trial and commercialization process as well as to develop additional product candidates. As our product candidates progress through the clinical trial process, we may be obligated to make significant milestone payments to our collaborators.

Investing Activities

Net cash used in investing activities was $23.7 million for the nine months ended September 30, 2010 compared to net cash provided by investing activities of $0.4 million for the nine months ended September 30, 2009. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the nine months ended September 30, 2010 of $22.1 million. We expect to incur future facility costs as a result of continued capital expansion, renovation and replacements. Our investment in capital equipment is discretionary and there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2010 compared to $0.4 million for the nine months ended September 30, 2009.  The increase in net cash provided by financing activities was primarily due to an increase in proceeds from stock option exercises.

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

In October 2010, we amended our lease in Phillipsburg, New Jersey.  The initial term under the amended lease expires in August 2016 and includes one renewal option of five years.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2010 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and other reports filed with the SEC may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.

Pfizer’s termination of its global development and commercialization agreement with us may cause uncertainty surrounding, as well as delays in and increased costs for, the development of our lead clinical development program, which could adversely affect the value of our common stock, our cash position and results of operations.

We had licensed our lead clinical development program, Rindopepimut, a therapeutic cancer vaccine candidate, to Pfizer pursuant to a License and Development Agreement dated April 16, 2008 (“Pfizer Agreement”)

under which Pfizer was granted an exclusive worldwide license to Rindopepimut and Pfizer would have funded all development costs for the program and would have commercialized the product. On September 1, 2010, Pfizer provided a sixty day written notice to terminate the Pfizer Agreement. Pfizer is in the process of transitioning back to us all current as well as planned activities related to the development of Rindopepimut. In November 2010, all rights to the Rindopepimut program were returned to us. We are currently evaluating our options with respect to Rindopepimut, which may include licensing all or specific portions of the rights to the Rindopepimut program to another third party collaborator or retaining the rights and funding the development of the Rindopepimut program ourselves. If we retain the rights to the Rindopepimut program and are fully responsible for its development and commercialization, we may face delays, difficulties or unanticipated costs in completing the development and commercialization of the product and will need substantial additional financing. If we elect to enter into an agreement with a new third party collaborator for the licensing, development and commercialization of the product, the process of identifying a new collaborator and negotiating a new collaboration agreement may cause delays and increased costs. In addition, we may not be able to enter into a new collaboration agreement on terms as favorable as the terms in the Pfizer Agreement.

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

We have agreements with third party collaborators for the licensing, development and ultimate commercialization of some of our products. Some of those agreements give substantial responsibility over the products to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our products as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

The success of our products depends in great part upon our and our collaborators’ success in promoting them as superior to other treatment alternatives. We believe that our products can be proven to offer disease prevention and treatment with notable advantages over drugs in terms of patient compliance and effectiveness. However, there can be no assurance that we will be able to prove these advantages or that the advantages will be sufficient to support the successful commercialization of our products.

We may face delays, difficulties or unanticipated costs in establishing sales, distribution and manufacturing capabilities for our commercially ready products.

To date, we have chosen to retain, rather than license, all rights to some of our lead products, such as CDX-011 and our APC Targeting Technology programs.  Following the Pfizer Termination, we also may chose to retain, rather than license to another third party, all rights to the Rindopepimut product. If we proceed with this strategy, we will have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 4, 2010	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 4, 2010	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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