Form 10-K/A
period 2009-12-31
Celldex Therapeutics, Inc.
filed 2010-12-23
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares of common stock outstanding at December 17, 2010 was 32,054,238 shares.

CELLDEX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Celldex Therapeutics, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission on March 12, 2010 and amended on March 31, 2010 (“Amendment No. 1”) is being filed to provide updated information required by Item 15 of Part IV.  This Amendment does not otherwise modify or update disclosures in the original filing, Amendment No. 1 or change our previously reported financial statements and other financial disclosure.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)                              The following documents are filed as part of this Form 10-K/A:

(3)                           Exhibits:

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.1	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	Filed herewith
10.2	Amendment to Loan Documents, between the Company and Massachusetts Development Finance Agency dated January 1, 2009	Filed herewith
10.3	Allonge to Promissory Note, between the Company and Massachusetts Development Finance Agency dated January 1, 2009	Filed herewith
10.4	Amendment to Security Agreement, between the Company and Massachusetts Development Finance Agency dated January 1, 2009	Filed herewith
10.5	Amendment to License Agreement between Duke University and the Company dated April 2, 2008	Filed herewith
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	Filed herewith
10.7	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	Filed herewith
10.8	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	Filed herewith
10.9	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	Filed herewith
10.10	Amendment Agreement between Cincinnati Children’s Hospital Medical Center and the Company dated November 17, 2003	Filed herewith
*10.11	License Agreement between Duke University, The Johns Hopkins University and the Company dated December 31, 2003	Filed herewith
*10.12	Amendment to License Agreement between Thomas Jefferson University and the Company dated March 27, 2008	Filed herewith
*10.13	Amendment to License Agreement between Duke University, The Johns Hopkins University and the Company dated April 2, 2008	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of President and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Senior Vice President and Chief Financial Officer	Filed herewith

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
December 23, 2010
Avery W. Catlin
Senior Vice President and
Chief Financial Officer