Form 10-Q/A
period 2010-09-30
Celldex Therapeutics, Inc.
filed 2010-12-23
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 17, 2010, 32,054,238 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Form 10-Q of Celldex Therapeutics, Inc. (the “Company”, “our” or “we”) for the quarter ended September 30, 2010 that was originally filed with the Securities and Exchange Commission on November 4, 2010 is being filed to provide updated information required by Item 6 of Part II.  This Amendment does not otherwise modify or update disclosures in the original filing or change our previously reported financial statements and other financial disclosure.

PART II

Item 6.  EXHIBITS

The following documents are filed as part of this Form 10-Q/A:

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.1	First Amendment to Lease between Phillipsburg Associates, L.P. and the Company dated October 11, 2010	Filed herewith
10.2	Subordination, Non-Disturbance and Attornment Agreement between Bank of America and the Company dated October 11, 2010	Filed herewith
*10.3	License Agreement between Medarex and Company dated September 17, 2010	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of President and Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Senior Vice President and Chief Financial Officer	Filed herewith

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