Form 10-K
period 2010-12-31
Celldex Therapeutics, Inc.
filed 2011-03-09
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2010 was $144.7 million. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 28, 2011 was 32,055,382 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2010

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

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  •
  our ability to successfully complete product research and further development, including animal, preclinical and clinical studies, and commercialization of rindopepimut, CDX-011, CDX-1307, CDX-1401, CDX-1135, CDX-1127 and other products and the growth of the markets for those product candidates;

  •
  our ability to raise sufficient capital on terms acceptable to us, or at all;

  •
  the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, CDX-011, CDX-1307, CDX-1401 and other preclinical and clinical testing;

  •
  our ability to fund and complete the development and commercialization of rindopepimut internally or to find another strategic partner to fund the development and commercialization of rindopepimut;

  •
  our ability to adapt our APC Targeting Technology™ to develop new, safe and effective vaccines against oncology and infectious disease indications;

  •
  the ability to negotiate strategic partnerships or other disposition transactions for our non-core programs;

  •
  our ability to manage multiple clinical trials for a variety of product candidates at different stages of development;

  •
  the strategies and business plans of our partners, such as GlaxoSmithKline's plans with respect to Rotarix® and Vaccine Technologies' plans concerning the CholeraGarde® (Peru-15) and ETEC E. coli vaccines, which are not within our control, and our ability to maintain strong, mutually beneficial relationships with those partners;

  •
  our ability to develop technological capabilities and expand our focus to broader markets for vaccines;

  •
  the availability, cost, delivery and quality of clinical and commercial grade materials produced by our own manufacturing facility or supplied by contract manufacturers and partners;

  •
  the timing, cost and uncertainty of obtaining regulatory approvals for our product candidates;

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

        We are a biopharmaceutical company currently focusing on the development of several immunotherapy technologies. Our lead programs include rindopepimut (CDX-110), a vaccine that is expected to enter into Phase 3 development for glioblastoma multiforme in the second half of 2011, and CDX-011, an antibody-drug conjugate currently in a randomized Phase 2b trial for treatment of advanced breast cancer. We have additional programs at various stages of clinical and preclinical development, including CDX-1127 a therapeutic human antibody candidate for cancer indications, APC Targeting Technology™ programs, CDX-1307 and CDX-1401, and an immune cell mobilizing agent CDX-301. We are currently resourcing our priority programs and supplement the development of additional programs through external collaborations and funding.

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

        Our products are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of preventative and therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that prevent or treat cancer and other diseases that modify undesirable activity by the body's own proteins or cells. A number of our immunotherapeutic and antibody-drug conjugate product candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs.

        The following table includes the programs that we currently believe are material to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Glioblastoma multiforme	—	Phase 2b
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-1307	Muscle-invasive bladder cancer	—	Phase 2
CDX-1401	Multiple solid tumors	—	Phase 1/2
PRECLINICAL
CDX-301	Cancer, autoimmune disease and transplant	—	Preclinical
CDX-1127	Immuno-modulation, multiple tumors	—	Preclinical
CDX-014	Renal and ovarian cancer	—	Preclinical
MARKETED PRODUCTS
Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

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

        Our success has depended and will continue to depend upon many factors, including our ability, and that of our licensees and collaborators, to successfully develop, obtain regulatory approval for and commercialize our product candidates. Commercial sales are currently generated by GlaxoSmithKline (GSK), which is marketing Rotarix®. We have had no commercial revenues from sales of our human therapeutic or other human vaccine products and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for or commercialize our product candidates, and we are subject to a number of risks that you should be aware of before investing in us. These risks are described more fully in "Item 1A. Risk Factors."

        We are a Delaware corporation organized in 1983. Our website is located at http://www.celldextherapeutics.com. On our website, investors can obtain a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnishes it to, the Securities and Exchange Commission ("SEC"). None of the information posted on our website is incorporated by reference into this Annual Report.

Clinical Development Programs

Rindopepimut (CDX-110)

        Our lead clinical development program, rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor ("EGFR"), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth. EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as lung, liver and head and neck cancer. The

Food and Drug Administration ("FDA") has granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GBM as well as fast track designation.

        In April 2008, we and Pfizer Inc. ("Pfizer") entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to rindopepimut. The Pfizer Agreement also gave Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. The Pfizer Agreement also provided for reimbursement by Pfizer of all costs incurred by us in connection with the collaboration since the effective date.

        On September 1, 2010, we received written notice (the "Pfizer Notice") from Pfizer of termination with respect to the Pfizer Agreement. The Pfizer Notice was given under a provision of the Pfizer Agreement which permitted termination at any time and for any reason, upon 60-days' written notice to us. The Pfizer Notice did not state a reason for termination. In November 2010, the Pfizer Agreement was terminated (the "Pfizer Termination") and all rights to rindopepimut were returned to us. Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut.

        The Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies of EGFRvIII immunotherapy were led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 14 and 18 evaluable patients, respectively. An extension of the Phase 2a study (ACT II) at the same two institutions evaluated 22 additional GBM patients treated in combination with maintenance temozolomide (TMZ) (the current standard of care).

        We initiated a Phase 2b/3 randomized study (ACT III) of rindopepimut combined with standard of care, TMZ, versus standard of care alone in patients with GBM in over 30 sites throughout the United States. In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients were to receive rindopepimut in combination with temozolomide. The decision, which followed the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients participating in the control arm of the study were offered the option to receive treatment with rindopepimut. Under this amendment, the ACT III study provided for a multi-center, non-randomized dataset for rindopepimut in patients with newly diagnosed GBM.

        In November 2010, we announced complete data for the primary endpoint of the 65 patients enrolled to receive rindopepimut in combination with maintenance TMZ in the ACT III study. The data showed that 43 of 65 patients (66%) were progression-free at 5.5 months after entry into the study. Taking into account the 3 to 3.5 months required to complete pre-study chemoradiation and enter into the study, the 5.5 month time point in ACT III corresponds to approximately 8.5 months after diagnosis. The ACTIVATE and ACT II trials, which were conducted in two leading centers, reported progression-free rates at 8.5 months after diagnosis of 70% and 80%, respectively, and similar results were seen in the ACT III trial, which enrolled patients in over 25 centers in the United States.

        The following table summarizes the progression free survival ("PFS") and overall survival ("OS") rates from clinical trials of rindopepimut as reported in November 2010 as compared to matched historical controls and the standard of care.

	Median PFS from diagnosis (months)		Median OS from diagnosis (months)		OS at 24 months
ACT III (n=65)	12.3	(1)	24.3	(2)	50%	(2)
ACT II (n=22)	15.3		24.4		50%
ACTIVATE (n=18)	14.2		24.6		50%
Matched historical control (n=17)(3)	6.4		15.2		6%
Standard of care radiation/TMZ (n=287)(4)	6.9		14.6		27%

(1)
Change in median PFS not statistically significant from ACTIVATE and ACT II.

(2)
Overall survival data for ACT III are estimated and not yet final.

(3)
Sampson, et al. J. Clin. Oncol. 2010 Nov 1, 28(31), 4722-9. Historical controls were treated at M.D. Anderson and matched for eligibility (EGFRvIII-positive, KPS greater-than or equal to 80%, complete resection, radiation/TMZ and without progression through ~ 3 months post-diagnosis).

(4)
Stupp, et al. N. Engl. J. Med. 2005, 352, 987-96.

        Importantly, rindopepimut showed a similar benefit in patients whether or not they expressed an active DNA repair gene (MGMT) that has been shown to limit the benefit from TMZ treatment. In ACT III, the number of patients who were expected to be resistant to the TMZ chemotherapy appeared to do better with vaccination than the numbers observed in the historical data. Patients who have an active DNA repair gene, MGMT (unmethylated), generally have a worse outcome, presumably because they do not gain much benefit from TMZ as reported in the literature. Patients with a methylated MGMT promoter in their tumor do not express MGMT and have a more favorable outcome to TMZ treatment. Patients with methylated tumors (n=25) that were treated with the rindopepimut regimen experienced a median PFS of 17.2 months, which compares favorably with the published data from the SOC of radiation plus TMZ (R+TMZ) of 10.3 months. Those with unmethylated tumors (n=40) treated with the rindopepimut regimen experienced a PFS of 11.2 months, which compared favorably to the PFS with SOC of 5.3 months in this patient population. Thus, rindopepimut would appear to benefit both methylated and unmethylated MGMT patients.

        Based on ongoing discussions to date with the FDA, we are currently planning to initiate a pivotal Phase 3 randomized study of rindopepimut in patients with GBM in the second half of 2011.

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

        Treatment of Breast Cancer:    In June 2008, an open-label, multi-center Phase 1/2 study was initiated of CDX-011 administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who have received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose ("MTD") and then expanded into a Phase 2 open-label, multi-center study.

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

        For all patients treated at the maximum dose level, tumor shrinkage was seen in 62% (16/26) and median PFS was 9.1 weeks. A subset of 10 patients had "triple negative disease," a more aggressive breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options due to lack of over-expression of HER2/neu, estrogen and progesterone receptors. In these patients, 78% (7/9) had any tumor shrinkage, 12-week PFS rate was 70% (7/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for GPNMB expression. The tumor samples from most patients showed evidence of stromal and/or tumor cell expression of GPNMB. The most common treatment-related toxicities were fatigue, rash, nausea, alopecia (hair loss), neutropenia and vomiting.

        In May 2010, the FDA granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

        In September 2010, we initiated a randomized Phase 2b controlled study in patients with heavily pre-treated, advanced breast cancer whose tumors are confirmed to express GPNMB via a validated, centralized diagnostic assay. We expect that a significant portion of the enrolled patients will have triple-negative disease, since GPNMB is frequently expressed in this patient population. Patients will be randomized (2:1) to receive either CDX-011 or single-agent "Investigator's Choice" chemotherapy. Activity endpoints will include objective response rate ("ORR"), PFS and OS. We expect to complete enrollment of 120 patients at approximately 20-25 clinical sites in the United States in 2011 with preliminary data expected in 2012.

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

        Melanoma is a difficult disease to work with and, at this point in time, our intention is to first focus our resources on advancing CDX-011 in breast cancer. We intend to conduct additional Phase 2 development of CDX-011 in combination with other therapies in investigator sponsored studies to further develop this product candidate in melanoma.

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

CDX-1401

        CDX-1401, also developed from the APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20 - 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to APCs for generating robust immune responses against cancer cells expressing NY-ESO-1. Unlike CDX-1307, which targets the mannose receptor expressing dendritic cells, CDX-1401 is the first APC product targeting DEC-205 expressing dendritic cells. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. We believe that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1.

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

Preclinical and Other Development Programs

CDX-301

        CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) that we licensed from Amgen in March 2009. CDX-301 is a growth factor for stem cells and immune cells called dendritic cells. Based on previous experience with this molecule, we believe that CDX-301 has considerable opportunity in various transplant settings as a stem cell mobilizing agent. In addition, CDX-301 is an immune modulating molecule that increases the numbers and activity of specific types of immune cells. We believe CDX-301 has significant opportunity for synergistic development in combination with proprietary molecules in our portfolio. In March 2011, we filed an Investigational New Drug ("IND") application for CDX-301. We are in discussions with collaborators to initiate clinical development with a Phase 1 study in healthy volunteers.

CDX-1127

        We have entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In preclinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapy. CD27 is a critical molecule in the activation pathway of lymphocytes. It acts downstream from CD40 and may provide a novel way to regulate the immune responses. In September 2010, we exercised an option under our Research and Commercialization Agreement with Medarex, whereby we have a commercial license to the human antibody technology specifically for our CD27 antibody. Preclinical models with our human monoclonal antibody to CD27 have demonstrated immune cell activation and anti-tumor responses. We expect to file an IND application for a dose escalation Phase 1 study during the fourth quarter of 2011 after completing required preclinical toxicology studies.

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

        Antibody-Drug Conjugates (ADC):    ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. Our ADCs utilize fully-human monoclonal antibodies that internalize within target cells after binding to their cell-surface receptors. Enzymes present inside the cell cause the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired activity. A key component of our ADCs is the linker that attaches the drug to the monoclonal antibody. When the ADC is internalized within the target cell, the drug is released, thereby minimizing toxicity to normal tissues. Our CDX-011 program is in clinical development with the ADC technology.

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

Partnerships

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

        Partnership agreements may terminate without benefit to us if the underlying products are not fully developed. If we fail to meet our obligations under these agreements, they could terminate and we might need to enter into relationships with other collaborators and to spend additional time, money, and other valuable resources in the process.

        We cannot predict whether our collaborators will continue their development efforts or, if they do, whether their efforts will achieve success. Many of our collaborators face the same kinds of risks and uncertainties in their business that we face. A delay or setback to a partner will, at a minimum, delay the commercialization of any affected products, and may ultimately prevent it. Moreover, any partner could breach its agreement with us or otherwise not use best efforts to promote our products. A partner may choose to pursue alternative technologies or products that compete with our technologies or products. In either case, if a partner failed to successfully develop one of our products, we would need to find another partner. Our ability to do so would depend upon our legal right to do so at the time and whether the product remained commercially viable.

GlaxoSmithKline plc ("Glaxo") and Paul Royalty Fund II, L.P. ("PRF")

        Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product leading up to the approval in Europe in 2006 and in the U.S. in 2008. We licensed-in our rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. We are obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

        In May 2005, we entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the milestone payments and net royalties that we will receive on the development and worldwide sales of Rotarix®. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates on December 12, 2012, unless otherwise extended.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, we received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from us in Australia and certain European countries. We are currently evaluating the basis for Glaxo's action and our potential remedies. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold. With respect to the $27.5 million annual threshold, if worldwide net royalties on sales of Rotarix® exceed $27.5 million in any year, we would retain approximately 65% of all royalties in excess of $27.5 million. Irrespective of Glaxo's position, we will still retain approximately 65% of the royalties on worldwide sales of Rotarix® if PRF receives 2.45 times the aggregate cash payments of $60 million it made to us, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

        In late March 2010, the FDA temporarily suspended the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine. In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix®. Our royalties from sales of Rotarix® were negatively impacted during the year ended December 31, 2010 by the FDA's decision to temporarily suspend the use of Rotarix® from March 2010 through May 2010 and that negative impact from the temporary suspension may extend into the future as well. However, our net loss and cash position were not impacted even though our royalty revenue was impacted because there was an offsetting impact on our royalty expense.

Pfizer Animal Health Agreement

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

Vaccine Technologies, Inc. ("VTI")

        In January 2009, we entered into a license agreement with VTI under which we granted a worldwide exclusive license to VTI to develop and commercialize our CholeraGarde® and ETEC vaccine programs. We may receive milestones payments of up to $0.8 million and royalties in the low to mid teens with respect to development and commercialization of the technology licensed to VTI.

TopoTarget A/S ("TopoTarget")

        Under our April 2008 agreement ("TopoTarget Agreement") with TopoTarget, we could receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget ("TopoTarget Payments"). We have no financial and operational responsibility for the clinical development of Belinostat under the TopoTarget Agreement. In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. resulting in our receipt of $3 million of the TopoTarget Payments.

Research Collaboration and License Agreements

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones.

Medarex, Inc., a subsidiary of Bristol-Myers Squibb ("Medarex")

        We and Medarex, a former related party, have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement, as amended, ("Assignment and License Agreement") that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product; and

  •
  A Research and Commercialization Agreement, as amended, ("Research and Commercialization Agreement") that provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb® technology platform for generating antibodies.

        Under the terms of the Assignment and License Agreement, we may be required to pay royalties in the low-single digits on any net product sale of a Licensed Royalty-Bearing Product or Anti-Mannose Product to Medarex until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. Under the terms of the Research and Commercialization Agreement, we may be required to pay milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low- to mid-single digits on any net product sales to Medarex with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, we exercised an option under our Research and Commercialization Agreement, whereby we have a commercial license to the human antibody technology specifically for CDX-1127, our CD27 antibody.

        In October 2007, we and Medarex entered into a settlement and mutual release agreement which settled disputed amounts we owed Medarex. We issued to Medarex 351,692 shares of our common stock equal in value to $3.0 million, based on the per share price of $8.64 set on the second trading day prior to the closing date of the AVANT Merger and exchanged releases. In October 2009, we paid Medarex an additional $3.0 million owed under the Master Services Agreement.

Rockefeller University ("Rockefeller")

        In November 2005, we and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. We may be required to pay milestones of up to $3.9 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low- to mid-single digits on any net product sales to Rockefeller with respect to development and commercialization of the human DEC-205 receptor.

Duke University Brain Tumor Cancer Center ("Duke")

        In September 2006, we and Duke entered into a license agreement that gave us access and reference to the clinical data generated by Duke and its collaborators in order for us to generate our own filing with the FDA relating to the CDX-110 product. We may be required to pay milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Duke with respect to development and commercialization of the CDX-110 product. In connection with the Pfizer Agreement, we determined that $2.4 million was payable to Duke as a sublicense fee. As provided for under the Duke license, we paid 50% of this amount to Duke in the form of 81,512 shares of our common stock in October 2008.

Ludwig Institute for Cancer Research ("Ludwig")

        In October 2006, we and Ludwig entered into an agreement for the nonexclusive rights to certain cancer tumor targets for use in combination with our APC Targeting Technology. The term of the agreement is for ten years. We may be required to pay milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Ludwig with respect to development and commercialization of the technology licensed from Ludwig.

Alteris Therapeutics, Inc. ("Alteris")

        In October 2005, we completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. We may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including CDX-110.

Thomas Jefferson University ("TJU")

        In February 2003, we entered into two exclusive license agreements with TJU. Under these licenses, we may be required to pay milestones of up to $3.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to TJU with respect to development and commercialization of the technology licensed from TJU. In connection with the Pfizer Agreement, we amended our licenses with TJU to add additional sublicensing rights and paid $4.5 million in sublicense fees to TJU in 2008.

3M Company

        In June 2008, we and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company's proprietary Immune Response Modifier, Resiquimod™, (and additional Toll-Like Receptor 7/8 agonists ("TLR")) for clinical study with our proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology. We may be required to pay milestones of up to $3.8 million upon obtaining first approval for commercial sale of each product using this vaccine adjuvant and royalty payments in the low-single digits on any net product sales to 3M Company with respect to development and commercialization of the technology licensed from 3M Company.

University of Southampton, UK ("Southampton")

        In November 2008, we entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In preclinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with our other immunotherapies. We may be required to pay milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Southampton with respect to development and commercialization of the technology licensed from Southampton.

Amgen Inc. ("Amgen")

        In March 2009, we entered into a license agreement with Amgen to expand our Precision Targeted Immunotherapy Platform by acquiring exclusive rights to FMS-like tyrosine kinase 3 ligand (Flt3L or CDX-301) and CD40 ligand (CD40L). CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. We may be required to pay milestones of up to $1.3 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Amgen with respect to development and commercialization of this technology licensed from Amgen.

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

Seattle Genetics, Inc. ("Seattle Genetics")

        In connection with the CuraGen Merger, we assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary antibody-drug conjugate ("ADC") technology for use with its proprietary antibodies for the potential treatment of cancer. We may be required to pay milestones of up to $7.5 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology.

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors for which we are aware have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug include Alexion, Agenus, Baxter, Dendreon, Eli Lilly, GlaxoSmithKline, ImmunoGen, Merck, Northwest Biotherapeutics, Pfizer, Roche, Sanofi-Aventis, Seattle Genetics, and Takeda. We are aware that Dendreon has received marketing approval for Provenge, a therapeutic vaccine for the treatment of prostate cancer which may compete with CDX-1307 and CDX-1401. In addition, companies such as Eli Lilly with its approved product Erbitux™ for the treatment of colorectal cancer, and Roche with its product Herceptin® for the treatment of metastatic breast cancer, have already commercialized antibody-based products that may compete with CDX-1307, CDX-1401 and CDX-011. Various other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development staffs than we do. These companies may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their products sooner than we do for our products.

        We are aware of a number of competitive products currently available in the marketplace or under development that are used for the prevention and treatment of the diseases that we have targeted for product development. Various companies are currently marketing or developing biopharmaceutical products that may compete with our product candidates that target colorectal cancer. Product candidates we may develop are also subject to competition in the treatment of colorectal cancer from a number of products already approved and on the market, including the following chemotherapy products: AstraZeneca PLC's Tomudex®, Hoffman-LaRoche's Xeloda® (capecitabine), Immunex Corporation's Leucovorin® calcium, ImClone Systems' Erbitux™, Pfizer, Inc.'s Camptosar® (irinotecan) and Aduracil® (5-FU), Sanofi-Synthelabo Group's Eloxatin™ (oxaliplatin), Genentech's anti-VEGF antibody, Avastin™, GlaxoSmithKline's Eniluracil™, and Titan Pharmaceuticals' CeaVac™, in the treatment of patients with advanced-stage colorectal cancer. In addition, we are aware that other companies such as BioSante, Dendreon and Seattle Genetics may be developing additional cancer vaccines that could potentially compete with some of our other product candidates. We may also face competition from Bristol-Myers Squibb, which is developing a therapeutic vaccine for the treatment of melanoma using its Ipilimumab product candidate. We also face competition from a number of companies working in the fields of anti-angiogenesis and specific active immunotherapy for the treatment of solid tumor cancers. We expect that competition among specific active immunotherapy and anti-angiogenesis products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

        We are aware of specific companies that are developing antibody-drug conjugates (ADCs) for use in the treatment of cancer. Trastuzumab-DM1 (T-DM1) is a first-in-class HER2 antibody-drug conjugate comprised of Genentech's (a member of the Roche Group) trastuzumab antibody linked to ImmunoGen's cell-killing agent, DM1. T-DM1 combines anti-HER2 activity and targeted intracellular delivery of the potent anti-microtubule agent, DM1 (a maytansine derivative). A Phase 3 clinical trial evaluating T-DM1 for second-line HER2-positive metastatic breast cancer may be competitive with our developmental program in the breast cancer indication. Other ADCs are in development by our collaborator of the MMAE technology, Seattle Genetics, using monomethylaurastatin derivatives as the cell-killing agent in hematologic cancers and other cancers. Marketed products that are used in the treatment of melanoma include dacarbazine, temozolamide, and interleukin-2. In addition, several other pharmaceutical and biotechnology companies are engaged in research and development for the treatment of melanoma. Many more products are on the market or in development for the treatment of metastatic breast cancer. At this time, it is not clear in what manner CDX-011 will compete with these other commercial and development stage products in metastatic melanoma and breast cancer.

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

Manufacturing

        We have no experience in large scale manufacturing and we have relied upon collaborators or contractors to manufacture some of our proposed products for both clinical and commercial purposes to date. We have established our own manufacturing facility in Fall River, Massachusetts, to produce antibodies, vaccines and other products that we may develop at scale for clinical trials. In 2010, we completed renovations at our Fall River, MA manufacturing facility which increased our capacity by installing a 1000L bioreactor and made the facility European Medicines Agency ("EMEA") compliant. Implementing EMEA requirements along with FDA Good Manufacturing Practices ("GMP") will allow us to distribute potential products to clinical sites in both the US and EU. In order for us to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive GMP regulations applicable to such facility. The commercial manufacturing facility would also need to be licensed for the production of antibodies, vaccines and other products by the FDA. We intend to establish manufacturing arrangements with manufacturers that comply with the FDA's requirements and other regulatory standards, although there can be no assurance that we will be able to do so.

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

        As part of the Pfizer Termination, we acquired rindopepimut drug product that was manufactured by Pfizer which we intend to use in our upcoming Phase 3 clinical trial. We intend to establish a relationship with a contract manufacturer for the future commercial manufacturing of rindopepimut. To date, we have utilized contract manufacturers for the manufacture of clinical trial supplies of CDX-011 and CDX-1135. The two clinical lots of CDX-1307 used in our completed Phase 1 clinical trials of CDX-1307 were manufactured by contract manufacturers. We manufactured additional quantities of CDX-1307 in our Fall River facility to meet our current Phase 2 clinical trial material requirements. We also manufactured in our Fall River facility CDX-1401 clinical materials for our current Phase 1/2 clinical trial and CDX-301 and CDX-1127 clinical materials for our planned Phase 1 clinical trials. Manufacture of the rotavirus vaccine is the responsibility of Glaxo, which has received from us a worldwide exclusive license to commercialize this vaccine.

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

Marketing

        Under the terms of existing and future partnership agreements, we rely and expect to continue to rely on the efforts of our collaborators, including Glaxo, for the sale and marketing of our products. There can be no assurance that our collaborators will develop and market vaccine products incorporating our technologies, or, if marketed, that such efforts will be successful. The failure of our collaborators to successfully market products would harm our business.

        We have retained, and in the future intend to retain, marketing rights to some of our product candidates, including vaccine and immunotherapeutic delivery systems and vaccine candidates, in selected geographic areas and for specified indications. We intend to seek marketing and distribution agreements and/or co-promotion agreements for the distribution of our products in these geographic areas and for these indications. We believe that these arrangements could enable us to generate greater financial return than might be obtained from early stage licensing and collaboration agreements. We currently have no marketing and sales staff and limited experience relating to marketing and distribution of commercial products, including vaccines. If we determine in the future to engage in direct marketing of our products, we will be required to recruit an experienced marketing group, develop a supporting distribution capability and incur significant additional expenditures. There can be no assurance that we will be able to establish a successful marketing force. We may choose or find it necessary to enter into strategic partnerships on uncertain, but potentially unfavorable, terms to sell, market and distribute our products. Any delay in the marketing or distribution of our products, whether it results from problems with internal capabilities or with a collaborative relationship, could harm the value of an investment in us.

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

        We own or license rights under more than 400 granted patents and national and regional patent applications around the world covering inventions relating to our business. The key patents owned by us or licensed to us that we consider important to our business include the following (the indicated and estimated patent expiry dates do not include any possible Patent Term Extensions or Supplementary Protection Certificates, if these may be secured in due course):

  •
  Patents for the technology used in CDX-110 have expiration dates through 2014 in the United States and through 2015 in the United Kingdom, Germany and France. We also have rights under patent applications around the world relating to uses of CDX-110 which are currently pending. If issued and maintained to full term in a form which covers commercial use of CDX-110, the latter filings could potentially provide additional patent protection for the relevant use in the relevant territories to 2026.

  •
  Our patent portfolio for CDX-011 includes an issued patent in Europe and pending patent applications in the US and Japan. If issued and maintained to full term in due course, these would have estimated patent expiry dates in 2025. In addition, patent rights relating to the toxin and conjugation technology used in CDX-011 have been licensed from Seattle Genetics.

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

        The CholeraGarde® vaccine candidate and our VibrioVec® vaccine delivery system utilize mutated Vibrio cholerae strains. We are aware of an issued U.S. patent which claims a culture of mutated Vibrio cholerae. We believe that only one claim (the "Claim") of the patent may be pertinent to our CholeraGarde® and VibrioVec® products. The remaining claims of the patent cover other cultures, which we believe are not pertinent to the CholeraGarde® or VibrioVec® products. Our assessment is that the Claim is invalid. While a party challenging the validity of a patent has the burden of proving invalidity, the outcome of any litigation cannot be predicted with certainty. Accordingly, there can be no assurance that, if litigated, a court would conclude that the Claim is invalid.

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

Employees

        As of December 31, 2010, we employed 94 full time employees and 6 part time or temporary employees, 13 of whom have Ph.D. and/or M.D. degrees. Of these employees, 83 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

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

Risks Related to our Business

Pfizer's termination of its global development and commercialization agreement with us may cause uncertainty surrounding, as well as delays in and increased costs for, the development of our lead clinical development program, which could adversely affect the value of our common stock, our cash position and results of operations.

        We had licensed our lead clinical development program, rindopepimut, a therapeutic cancer vaccine candidate sometimes referred to as CDX-110, to Pfizer pursuant to the Pfizer Agreement,

under which Pfizer was granted an exclusive worldwide license to rindopepimut and Pfizer would have funded all development costs for the program and would have commercialized the product. On September 1, 2010, Pfizer provided a sixty day written notice to terminate the Pfizer Agreement. In November 2010, all rights to the rindopepimut program were returned to us. We are currently evaluating our options with respect to rindopepimut, which may include licensing all or specific portions of the rights to the rindopepimut program to another third party collaborator or retaining the rights and funding the development of the rindopepimut program ourselves. If we retain the rights to the rindopepimut program and are fully responsible for its development and commercialization, we may face delays, difficulties or unanticipated costs in completing the development and commercialization of the product and will need substantial additional financing. Also, our management team does not have significant experience in completing Phase 3 clinical trials and bringing a drug candidate to commercialization. If we elect to enter into an agreement with a new third party collaborator for the licensing, development and commercialization of the product, the process of identifying a new collaborator and negotiating a new collaboration agreement may cause delays and increased costs. In addition, we may not be able to enter into a new collaboration agreement on terms as favorable as the terms in the Pfizer Agreement.

We may be unable to manage one Phase 3 clinical trial or multiple late stage clinical trials for a variety of product candidates simultaneously.

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

        We will need to raise more capital from investors to advance our clinical and preclinical products and to fund our operations until we receive final FDA approval and our products begin to generate revenues for us. However, based on our history of losses and the on-going uncertainty of the U.S. capital markets, we may have difficulty raising sufficient capital on terms that are acceptable to us, or at all. As of December 31, 2010, we had cash, cash equivalents and marketable securities of $61.1 million, which, at that time, we believed would support expected operations for more than 12 months.

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

        In January 2011, we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 5 million shares of our common stock from time to time into the open market at prevailing prices. As of March 2, 2011, we had not sold any shares under this facility. We may or may not sell shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital. If we actively sell shares under this facility, a significant number of shares of common stock could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through this facility, may depress our stock price or cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.

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

        We may chose to retain, rather than license to another third party, all rights to rindopepimut, CDX-011 and our APC Targeting Technology programs. If we proceed with this strategy, we will have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

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

        In order to succeed, we will need to derive commercial revenue from the products we have under development. The FDA has not approved our rindopepimut or CDX-011 product candidates or any of our other lead products for sale to date. Our product candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily, and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

        In all cases we must show that a pharmaceutical product is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our lead products with the intention to, or could later decide to, commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. A major risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of preclinical and clinical testing.

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

        It is possible that none of the products or product candidates that we develop will obtain the regulatory approvals necessary for us to begin commercializing them. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the nature of the product candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate including, but not limited to, loss of patent term during the approval period. Furthermore, if we, or our partners, do not reach the market with our products before our competitors offer products for the same or similar uses, or if we, or our partners, are not effective in marketing our products, our revenues from product sales, if any, will be reduced.

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors for which we are aware have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug include Alexion, Agenus, Baxter, Dendreon, Eli Lilly, GlaxoSmithKline, ImmunoGen, Merck, Northwest Biotherapeutics, Pfizer, Roche, Sanofi-Aventis, Seattle Genetics, and Takeda. Most of our competitors have substantially greater resources, more extensive experience in conducting preclinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of ours. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

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

        We may face difficulty in securing commitments from U.S. and foreign contract manufacturers as these manufacturers could be unwilling or unable to accommodate our needs. Relying on foreign manufacturers involves peculiar and increased risks, including the risk relating to the difficulty foreign manufacturers may face in complying with GMP requirements as a result of language barriers, lack of familiarity with GMP or the FDA regulatory process or other causes, economic or political instability in or affecting the home countries of our foreign manufacturers, shipping delays, potential changes in foreign regulatory laws governing the sales of our product supplies, fluctuations in foreign currency exchange rates and the imposition or application of trade restrictions.

        There can be no assurances that we will be able to enter into long-term arrangements with third party manufacturers on acceptable terms, or at all. Further, contract manufacturers must also be able to meet our timetable and requirements, and must operate in compliance with GMP; failure to do so could result in, among other things, the disruption of product supplies. As noted above, non-U.S. contract manufacturers may face special challenges in complying with GMP requirements, and although we are not currently dependent on non-U.S. collaborators or contract manufacturers, we may choose or be required to rely on non-U.S. sources in the future as we seek to develop stable supplies of increasing quantities of materials for ongoing clinical trials of larger scale. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

        The significant third-parties who we currently rely on for sourcing of suitable quantities of some of our clinical and commercial grade materials include:

  •
  Pfizer, on a transitional basis, Bayer, and Genzyme for rindopepimut;

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

        We have licensed a rotavirus strain to Glaxo for the purposes of Glaxo developing and commercializing their Rotarix® vaccine worldwide. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. Glaxo gained approval for Rotarix® in Mexico in July 2004, in the European Union in February 2006 and in the United States in April 2008. In May 2005, we entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the net royalties we receive on worldwide sales of Rotarix®. In addition, we retain upside participation in the worldwide net royalties from Rotarix® once, and if, PRF receives an agreed upon return on capital invested (2.45 times PRF's aggregate cash payments to us of $60 million). The PRF agreement terminates on December 12, 2012, unless otherwise extended. The following are potential factors, among others, that may negatively affect the demand for Rotarix®:

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

        Any of these factors could have a material adverse effect on the sales of Rotarix® and our revenues.

Other factors could affect the demand for and sales and profitability of Rotarix® and any other of our current or future products.

        In general, other factors that could affect the demand for and sales and profitability of our products include, but are not limited to:

  •
  The timing of regulatory approval, if any, of competitive products;

  •
  Our, Glaxo's, or any other of our partners' pricing decisions, as applicable, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

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

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The competitors for which we are aware have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug include Alexion, Agenus, Baxter, Dendreon, Eli Lilly, GlaxoSmithKline, ImmunoGen, Merck, Northwest Biotherapeutics, Pfizer, Roche, Sanofi-Aventis, Seattle Genetics, and Takeda. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

        The health care industry in the United States and in Europe is undergoing fundamental changes as a result of political, economic and regulatory influences. Reforms proposed from time to time include mandated basic health care benefits, controls on health care spending, the establishment of governmental controls over the cost of therapies, creation of large medical services and products purchasing groups and fundamental changes to the health care delivery system. We anticipate ongoing review and assessment of health care delivery systems and methods of payment in the United States and other countries. We cannot predict whether any particular reform initiatives will result or, if adopted, what their impact on us will be. However, we expect that adoption of any reform proposed will impair our ability to market products at acceptable prices and that uncertainty concerning future government regulation of consumer healthcare purchasing and insurance may result in difficulties for drug development companies, like Celldex, in raising capital.

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

        We have had no commercial revenues to date from sales of our human therapeutic or vaccine products and cannot predict when we will. We have an accumulated deficit of $160.2 million as of December 31, 2010. We expect to spend substantial funds to continue the research and development testing of our products that we have in the preclinical and clinical testing stages of development that have not been partnered.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2010 through December 2010, the market price of our common stock has fluctuated from a high of $9.49 per share in the second quarter of 2010, to a low of $2.91 per share in the third quarter of 2010. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

The restrictive covenants contained in our credit agreement may limit our activities.

        On December 30, 2010, we entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC ("MidCap") pursuant to which we borrowed $10 million (the "Term Loan") from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation ("GECC") (collectively with MidCap, the "Lenders") to increase the amount owed under the Term Loan to $15 million. Our obligations under the Term Loan are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (the "Collateral"). Under the Term Loan, we are subject to specified affirmative covenants customary for loans of this type, including but not limited to the obligations to maintain good standing, provide various notices to the Lenders, deliver financial statements to the Lenders, maintain adequate insurance, promptly discharge all taxes, protect our intellectual property and protect the Collateral. The Company is also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and consolidations, certain management and ownership changes constituting a "change of control," and the imposition of additional liens on Collateral or other of our assets, as well as prohibitions against additional indebtedness, certain dispositions of property, changes in our business, name or location, payment of dividends, prepayment of certain other indebtedness, certain investments or acquisitions, and certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to enter into non-exclusive and/or exclusive licenses and similar agreements providing for the use of our intellectual property in collaboration with third parties provided certain conditions are met.

        Failure to comply with the restrictive covenants in our Term Loan could accelerate the repayment of any debt outstanding under the Term Loan. Additionally, as a result of these restrictive covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.

Our ability to use our net operating loss carryforwards will be subject to limitation and, under certain circumstances, may be eliminated.

        Utilization of our net operating loss ("NOL") and research and development ("R&D") credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

        In October 2007, June 2009 and in December 2009, Celldex Research experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Celldex Research, since its formation, had raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of the ownership change in October 2007, utilization of its Federal NOLs is subject to an annual limitation. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        We have not undertaken a study to assess whether an ownership change or multiple ownership changes has occurred for (i) Celldex Therapeutics, (ii) CuraGen, (iii) Celldex Research on the state level, or (iv) R&D credits. If there has been an ownership change at any time since its formation, utilization of NOL or tax credit carryforwards would be subject to an annual limitation under Section 382.

        Refer to Note 15, "Income Taxes," in the accompanying notes to the consolidated financial statements for additional discussion on income taxes.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our significant leased properties are described below.

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Needham, Massachusetts	35,200	Office Headquarters and Laboratory	April 2017
Fall River, Massachusetts	23,400	Manufacturing Facility	December 2017(1)
Phillipsburg, New Jersey	19,400	Office and Laboratory	August 2016(2)
New Haven, Connecticut	3,000	Office	January 2013(3)

(1)
Lease includes two renewal options of five years each.

(2)
Lease includes one renewal option of five years.

(3)
Lease includes one renewal option of three years.

Item 3.    LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

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

Fiscal Period	High	Low
Year Ended December 31, 2010
First Quarter	$6.48	$4.35
Second Quarter	9.49	4.53
Third Quarter	5.59	2.91
Fourth Quarter	4.98	3.90
Year Ended December 31, 2009
First Quarter	$11.75	$5.13
Second Quarter	14.19	6.28
Third Quarter	8.10	4.80
Fourth Quarter	5.75	4.16

        As of February 28, 2011, there were approximately 723 shareholders of record of our common stock. On February 28, 2011 the closing price of our common stock, as reported by NASDAQ, was $3.94 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2010 regarding shares of our common stock that may be issued under our existing equity compensation plans, including Celldex's 2008 Stock Option and Incentive Plan (the "2008 Plan") and Celldex's 2004 Employee Stock Purchase Plan (the "2004 Plan").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)		Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	4,019,982	(3)	$6.93	1,705,259	(4)

(1)
Does not include any Restricted Stock as such shares are already reflected in our outstanding shares.

(2)
Consists of the 2008 Plan, 2004 Plan, Celldex Research's 2005 Equity Incentive Plan and CuraGen's 2007 Stock Plan.

(3)
Does not include purchase rights accruing under the 2004 Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(4)
Includes shares available for future issuance under the 2008 Plan and the 2004 Plan.

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2005 through December 31, 2010, with the cumulative return on (i) NASDAQ Market Index—U.S. Companies and (ii) NASDAQ Pharmaceutical Index. The comparison assumes investment of $100 on December 31, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2005	2006	2007	2008	2009	2010
Celldex Therapeutics, Inc.	$100	$71	$27	$35	$21	$18
NASDAQ Stock Market (U.S.) Index	$100	$110	$119	$57	$83	$98
NASDAQ Pharmaceutical Stock Index	$100	$98	$103	$96	$108	$117

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	2010	2009	2008	2007	2006
REVENUE:
Product Development and Licensing Agreements	$40,187	$5,662	$3,716	$466	$466
Contracts and Grants	220	1,802	533	940	433
Product Royalties	6,386	7,716	3,207	—	—

Total Revenue	46,793	15,180	7,456	1,406	899

OPERATING EXPENSE:
Research and Development	27,650	26,169	22,636	9,892	10,013
Royalty Expense	12,077	8,397	3,711	—	—
Charge for In-Process Research and Development(2)	—	—	14,756	—	—
Other Operating Expense	13,521	17,464	15,109	7,022	9,681

Total Operating Expense	53,248	52,030	56,212	16,914	19,694

Operating Loss	(6,455)	(36,850)	(48,756)	(15,508)	(18,795)
Investment and Other Income, Net	5,259	248	1,411	435	960
Interest Expense	(1,337)	(452)	(156)	—	—

Net Loss Before Income Taxes	(2,533)	(37,054)	(47,501)	(15,073)	(17,835)
Income Tax Benefit	—	529	—	—	—

Net Loss	$(2,533)	$(36,525)	$(47,501)	$(15,073)	$(17,835)

Basic and Diluted Net Loss Per Common Share	$(0.08)	$(1.84)	$(3.34)	$(1.81)	$(2.15)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share(1)	31,868	19,823	14,217	8,309	8,279

(1)
Weighted average common shares outstanding for the years 2006 and 2007 have been adjusted to reflect the AVANT Merger and a reverse stock split of 1-for-12 effective March 7, 2008.

(2)
The 2008 amount arose as a result of the merger between AVANT and Celldex Research.

CONSOLIDATED BALANCE SHEET DATA

	2010	2009	2008	2007	2006
Working Capital	$42,739	$69,569	$32,975	$(4,438)	$12,178
Total Assets	109,943	140,364	69,793	9,375	22,163
Long Term Liabilities	14,480	52,190	37,558	370	914
Accumulated Deficit	(160,207)	(157,674)	(121,149)	(73,648)	(58,575)
Total Stockholders' Equity (Deficit)	75,255	73,767	18,134	(1,132)	15,144

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a biopharmaceutical company currently focusing on the development of several immunotherapy technologies. Our lead programs include rindopepimut (CDX-110), a vaccine that is expected to enter into Phase 3 development for glioblastoma multiforme in the second half of 2011, and CDX-011, an antibody-drug conjugate currently in a randomized Phase 2b trial for treatment of advanced breast cancer. We have additional programs at various stages of clinical and preclinical development, including CDX-1127 a therapeutic human antibody candidate for cancer indications, APC Targeting Technology™ programs, CDX-1307 and CDX-1401, and an immune cell mobilizing agent CDX-301. We are currently resourcing our priority programs and supplement the development of additional programs through external collaborations and funding.

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

        Our products are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of preventative and therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that prevent or treat cancer and other diseases that modify undesirable activity by the body's own proteins or cells. A number of our immunotherapeutic and antibody-drug conjugate product candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs.

        The following table includes the programs that we currently believe are material to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Glioblastoma multiforme	—	Phase 2b
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-1307	Muscle-invasive bladder cancer	—	Phase 2
CDX-1401	Multiple solid tumors	—	Phase 1/2
PRECLINICAL
CDX-301	Cancer, autoimmune disease and transplant	—	Preclinical
CDX-1127	Immuno-modulation, multiple tumors	—	Preclinical
CDX-014	Renal and ovarian cancer	—	Preclinical
MARKETED PRODUCTS
Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

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

        As a result of the uncertainties discussed above, among others, it is difficult to accurately estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

        During the past five years through December 31, 2010, we incurred an aggregate of $96.4 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2010, 2009 and 2008. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program. Prior to 2008, the privately-held Celldex Research did not maintain records that allowed for quantification of research and development expenses by project.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In thousands)
CLINICAL
Rindopepimut	$1,718	$3,249	$7,621
CDX-011	4,104	1,098	—
CDX-1307	4,067	6,510	3,446
CDX-1401	2,899	4,293	5,562
CDX-1135	839	473	159
PRECLINICAL
CDX-301	4,345	2,424	—
CDX-1127	4,967	1,308	1,040
CDX-014	130	8	—
OTHER
Other Programs	4,581	6,806	4,808

Total R&D Expense	$27,650	$26,169	$22,636

Clinical Development Programs

Rindopepimut (CDX-110)

        Our lead clinical development program, rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor ("EGFR"), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth. EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as lung, liver, and head and neck cancer. The Food and Drug Administration ("FDA") has granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GBM as well as fast track designation.

        In April 2008, we and Pfizer Inc. ("Pfizer") entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to rindopepimut. The Pfizer Agreement also gave Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. The Pfizer Agreement also provided for reimbursement by Pfizer of all costs incurred by us in connection with the collaboration since the effective date.

        On September 1, 2010, we received written notice (the "Pfizer Notice") from Pfizer of termination with respect to the Pfizer Agreement. The Pfizer Notice was given under a provision of the Pfizer Agreement which permitted termination at any time and for any reason, upon 60-days' written notice to us. The Pfizer Notice did not state a reason for termination. In November 2010, the Pfizer Agreement was terminated (the "Pfizer Termination") and all rights to rindopepimut were returned to us. Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut.

        The Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies of EGFRvIII immunotherapy were led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 14 and 18 evaluable patients, respectively. An extension of the Phase 2a study (ACT II) at the same two institutions evaluated 22 additional GBM patients treated in combination with maintenance temozolomide (TMZ) (the current standard of care).

        We initiated a Phase 2b/3 randomized study (ACT III) of rindopepimut combined with standard of care, TMZ, versus standard of care alone in patients with GBM in over 30 sites throughout the United States. In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients were to receive rindopepimut in combination with temozolomide. The decision, which followed the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients participating in the control arm of the study were offered the option to receive treatment with rindopepimut. Under this amendment, the ACT III study provided for a multi-center, non-randomized dataset for rindopepimut in patients with newly diagnosed GBM.

        In November 2010, we announced complete data for the primary endpoint of the 65 patients enrolled to receive rindopepimut in combination with maintenance TMZ in the ACT III study. The data showed that 43 of 65 patients (66%) were progression-free at 5.5 months after entry into the study. Taking into account the 3 to 3.5 months required to complete pre-study chemoradiation and enter into the study, the 5.5 month time point in ACT III corresponds to approximately 8.5 months after diagnosis. The ACTIVATE and ACT II trials, which were conducted in two leading centers, reported progression-free rates at 8.5 months after diagnosis of 70% and 80%, respectively, and similar results were seen in the ACT III trial, which enrolled patients in over 25 centers in the United States.

        The following table summarizes the progression free survival ("PFS") and overall survival ("OS") rates from clinical trials of rindopepimut as reported in November 2010 as compared to matched historical controls and the standard of care.

	Median PFS from diagnosis (months)		Median OS from diagnosis (months)		OS at 24 months
ACT III (n=65)	12.3	(1)	24.3	(2)	50	%(2)
ACT II (n=22)	15.3		24.4		50%
ACTIVATE (n=18)	14.2		24.6		50%
Matched historical control (n=17)(3)	6.4		15.2		6%
Standard of care radiation/TMZ (n=287)(4)	6.9		14.6		27%

(1)
Change in median PFS not statistically significant from ACTIVATE and ACT II.

(2)
Overall survival data for ACT III are estimated and not yet final.

(3)
Sampson, et al. J. Clin. Oncol. 2010 Nov 1, 28(31), 4722-9. Historical controls were treated at M.D. Anderson and matched for eligibility (EGFRvIII-positive, KPS greater-than or equal to 80%, complete resection, radiation/TMZ and without progression through ~ 3 months post-diagnosis).

(4)
Stupp, et al. N. Engl. J. Med. 2005, 352, 987-96.

        Importantly, rindopepimut showed a similar benefit in patients whether or not they expressed an active DNA repair gene (MGMT) that has been shown to limit the benefit from TMZ treatment. In ACT III, the number of patients who were expected to be resistant to the TMZ chemotherapy appeared to do better with vaccination than the numbers observed in the historical data. Patients who have an active DNA repair gene, MGMT (unmethylated), generally have a worse outcome, presumably because they do not gain much benefit from TMZ as reported in the literature. Patients with a methylated MGMT promoter in their tumor do not express MGMT and have a more favorable outcome to TMZ treatment. Patients with methylated tumors (n=25) that were treated with the rindopepimut regimen experienced a median PFS of 17.2 months, which compares favorably with the published data from the SOC of radiation plus TMZ (R+TMZ) of 10.3 months. Those with unmethylated tumors (n=40) treated with the rindopepimut regimen experienced a PFS of 11.2 months, which compared favorably to the PFS with SOC of 5.3 months in this patient population. Thus, rindopepimut would appear to benefit both methylated and unmethylated MGMT patients.

        Based on ongoing discussions to date with the FDA, we are currently planning to initiate a pivotal Phase 3 randomized study of rindopepimut in patients with GBM in the second half of 2011.

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

        Treatment of Breast Cancer:    In June 2008, an open-label, multi-center Phase 1/2 study was initiated of CDX-011 administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who have received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose ("MTD") and then expanded into a Phase 2 open-label, multi-center study.

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

        For all patients treated at the maximum dose level, tumor shrinkage was seen in 62% (16/26) and median PFS was 9.1 weeks. A subset of 10 patients had "triple negative disease," a more aggressive breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options due to lack of over-expression of HER2/neu, estrogen and progesterone receptors. In these patients, 78% (7/9) had any tumor shrinkage, 12-week PFS rate was 70% (7/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for GPNMB expression. The tumor samples from most patients showed evidence of stromal and/or tumor cell expression of GPNMB. The most common treatment-related toxicities were fatigue, rash, nausea, alopecia (hair loss), neutropenia and vomiting.

        In May 2010, the FDA granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

        In September 2010, we initiated a randomized Phase 2b controlled study in patients with heavily pre-treated, advanced breast cancer whose tumors are confirmed to express GPNMB via a validated, centralized diagnostic assay. We expect that a significant portion of the enrolled patients will have triple-negative disease, since GPNMB is frequently expressed in this patient population. Patients will be randomized (2:1) to receive either CDX-011 or single-agent "Investigator's Choice" chemotherapy. Activity endpoints will include objective response rate ("ORR"), PFS and OS. We expect to complete enrollment of 120 patients at approximately 20-25 clinical sites in the United States in 2011 with preliminary data expected in 2012.

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

        Melanoma is a difficult disease to work with and, at this point in time, our intention is to first focus our resources on advancing CDX-011 in breast cancer. We intend to conduct additional Phase 2 development of CDX-011 in combination with other therapies in investigator sponsored studies to further develop this product candidate in melanoma.

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

CDX-1401

        CDX-1401, also developed from the APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20 - 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to APCs for generating robust immune responses against cancer cells expressing NY-ESO-1. Unlike CDX-1307, which targets the mannose receptor expressing dendritic cells, CDX-1401 is the first APC product targeting DEC-205 expressing dendritic cells. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. We believe that preclinical studies have shown that CDX-1401 is effective for activation of human T-cell responses against NY-ESO-1.

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

Preclinical and Other Development Programs

CDX-301

        CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) that we licensed from Amgen in March 2009. CDX-301 is a growth factor for stem cells and immune cells called dendritic cells. Based on previous experience with this molecule, we believe that CDX-301 has considerable opportunity in various transplant settings as a stem cell mobilizing agent. In addition, CDX-301 is an immune modulating molecule that increases the numbers and activity of specific types of immune cells. We believe CDX-301 has significant opportunity for synergistic development in combination with proprietary molecules in our portfolio. In March 2011, we filed an Investigational New Drug ("IND") application for CDX-301. We are in discussions with collaborators to initiate clinical development with a Phase 1 study in healthy volunteers.

CDX-1127

        We have entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In preclinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapy. CD27 is a critical molecule in the activation pathway of lymphocytes. It acts downstream from CD40 and may provide a novel way to regulate the immune responses. In September 2010, we exercised an option under our Research and Commercialization Agreement with Medarex, whereby we have a commercial license to the human antibody technology specifically for our CD27 antibody. Preclinical models with our human monoclonal antibody to CD27 have demonstrated immune cell activation and anti-tumor responses. We expect to file an IND application for a dose escalation Phase 1 study during the fourth quarter of 2011 after completing required preclinical toxicology studies.

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

Marketed Products

Rotavirus Vaccine

        Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product leading up to the approval in Europe in 2006 and in the U.S. in 2008. We licensed-in our rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. We are obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

        In May 2005, we entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the milestone payments and net royalties that we will receive on the development and worldwide sales of Rotarix®. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates on December 12, 2012, unless otherwise extended.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, we received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from us in Australia and certain European countries. We are currently evaluating the basis for Glaxo's action and our potential remedies. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold. With respect to the $27.5 million annual threshold, if worldwide net royalties on sales of Rotarix® exceed $27.5 million in any year, we would retain approximately 65% of all royalties in excess of $27.5 million. Irrespective of Glaxo's position, we will still retain approximately 65% of the royalties on worldwide sales of Rotarix® if PRF receives 2.45 times the aggregate cash payments of $60 million it made to us, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

        In late March 2010, the FDA temporarily suspended the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine. In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix®. Our royalties from sales of Rotarix® were negatively impacted during the year ended December 31, 2010 by the FDA's decision to temporarily suspend the use of Rotarix® from March 2010 through May 2010 and that negative impact from the temporary suspension may extend into the future as well. However, our net loss and cash position were not impacted even though our royalty revenue was impacted because there was an offsetting impact on our royalty expense.

CRITICAL ACCOUNTING POLICIES

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include accounting for business combinations, revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

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

Business Combinations

        We account for business combinations that were completed after January 1, 2009, including the CuraGen Merger, or will be completed in the future, under the acquisition method of accounting. We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets such as IPR&D, using a variety of methods including present-value models. Each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of IPR&D assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing IPR&D projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete IPR&D projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

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

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. The Company performed an annual impairment test of the goodwill asset as of July 1, 2010 and concluded that the goodwill asset was not impaired.

        For acquisitions completed prior to January 1, 2009, including the AVANT Merger, we expensed the fair value of IPR&D to research and development expense as of the acquisition date and included transaction costs associated with the business combination as part of the cost of the acquired company.

Revenue Recognition

        We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

        In January 2010, we adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.

        Prior to the adoption of the new revenue recognition standard, we had entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees were recognized as revenue when we had a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) we had no further performance obligations under the license agreement. Upfront non-refundable fees associated with license and development agreements where we had continuing performance obligations under the terms of the agreement were recorded as deferred revenue and recognized as revenue over the estimated service period as we completed our obligations. Where our level of effort was relatively constant over the performance period or no other pattern was estimable, the revenue was recognized on a straight-line basis. Revenue was limited to the lesser of the cumulative amount of payments due or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. If the estimated service period was subsequently modified, the period over which the upfront fee was recognized was modified accordingly on a prospective basis. The determination of the performance period involved judgment on management's part. Funding of research and development was recognized as revenue over the term of the applicable contract as costs are incurred related to that contract.

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

Year Ended December 31, 2010 compared with Year Ended December 31, 2009

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$40,187	$5,662	$34,525	610%
Contracts and Grants	220	1,802	(1,582)	(88)%
Product Royalties	6,386	7,716	(1,330)	(17)%

Total Revenue	$46,793	$15,180	$31,613	208%

Operating Expense:
Research and Development	27,650	26,169	1,481	6%
Royalty	12,077	8,397	3,680	44%
Gain on Sale of Assets	(50)	(604)	554	92%
General and Administrative	10,428	17,119	(6,691)	(39)%
Amortization of Acquired Intangible Assets	3,143	949	2,194	231%

Total Operating Expense	53,248	52,030	1,218	2%

Operating Loss	(6,455)	(36,850)	(30,395)	(82)%
Investment and Other Income, Net	5,259	248	5,011	2,021%
Interest Expense	(1,337)	(452)	885	196%

Net Loss Before Income Taxes	(2,533)	(37,054)	(34,521)	(93)%
Income Tax Benefit	—	529	(529)	(100)%

Net Loss	$(2,533)	$(36,525)	$(33,992)	(93)%

Net Loss

        The $34.0 million decrease in net loss for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of an increase in product development and licensing agreement revenue and other income and a decrease in general and administrative expense. This impact was partially offset by a decrease in contracts and grants and product royalty revenue and increased research and development, royalty and amortization expense on acquired intangible assets.

Revenue

        The $34.5 million increase in product development and licensing agreement revenue for the year ended December 31, 2010 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred revenue of $35.6 million related to the Pfizer Agreement. The $1.6 million decrease in contracts and grants revenue for the year ended December 31, 2010 was due to a decrease in revenue related to our vaccine development work on Rockefeller's DCVax-001 (CDX-2401) program. The $1.3 million decrease in product royalty revenue for the year ended December 31, 2010 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us. In late March 2010, the FDA temporarily suspended the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine. In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix®. Our royalties from sales of Rotarix® were negatively impacted during the year ended December 31, 2010 by the FDA's decision to temporarily suspend the use of Rotarix® from March 2010 through May 2010 and that negative impact from the temporary suspension may extend into the future as well. However, our net loss and cash position were not impacted even though our royalty revenue was impacted because there was an offsetting impact on our royalty expense.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(In thousands)
Personnel	$12,204	$11,108	$1,096	10%
Laboratory Supplies	1,779	2,517	(738)	(29)%
Facility	4,962	4,782	180	4%
Product Development	5,832	5,758	74	1%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.1 million increase in personnel expenses for the year ended December 31, 2010 was due to higher headcount, partially offset by $0.9 million in severance expense during the year ended December 31, 2009 related to the CuraGen Merger. We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily in clinical research personnel.

        Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.7 million decrease in laboratory supply expenses was primarily due to the renovations completed during the year ended December 31, 2010 at our Fall River, MA manufacturing facility during which manufacturing activities ceased. We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.2 million increase in facility expenses for the year ended December 31, 2010 was primarily due to higher depreciation and amortization expenses. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.1 million increase in product development expenses for the year ended December 31, 2010 was primarily due to an increase in product development costs related to our CDX-011 program. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial expenses related to our rindopepimut and CDX-011 programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

        Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $3.7 million increase in royalty expenses for the year ended December 31, 2010 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred sublicense fees related to the Pfizer Agreement of $5.1 million, partially offset by a decrease in Rotarix® related royalty fees. Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. We expect royalty expense to decrease over the next twelve months due to the lack of royalty expense related to the Pfizer Agreement, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

        The $6.7 million decrease in general and administrative expenses for the year ended December 31, 2010 was primarily due to $3.3 million in severance expense incurred during the year ended December 31, 2009 related to the CuraGen Merger and a decrease of $2.1 million in consultant and legal expense primarily related to costs incurred in connection with the CuraGen Merger in 2009. The decrease was also a result of $0.7 million in severance expense, including related non-cash stock-based compensation expense, incurred during the year ended December 31, 2009 related to our former SVP, Business Development. We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

        The $2.2 million increase in amortization expenses for the year ended December 31, 2010 was primarily due to intangible assets acquired in connection with the CuraGen Merger including the TopoTarget Agreement. In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the year ended December 31, 2010. We recorded amortization expense related to the TopoTarget Agreement of $1.7 million for the year ended December 31, 2010. We expect amortization expense of acquired intangible assets to decrease over the next twelve months as a result of the TopoTarget Agreement intangible asset becoming fully amortized during 2011.

Investment and Other Income, Net

        The $5.0 million increase in investment and other income, net for the year ended December 31, 2010 was primarily due to $3.0 million received in connection with the TopoTarget Agreement and $1.7 million in other income related to the receipt of IRS Qualifying Therapeutic Discovery Grants. We anticipate investment income to decrease over the next twelve months due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of funding our operations.

Interest Expense

        The $0.9 million increase in interest expense for the year ended December 31, 2010 was primarily due to the CuraGen Debt we assumed in connection with the CuraGen Merger. On December 30, 2010, we entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC ("MidCap") pursuant to which we borrowed $10 million (the "Term Loan") from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation ("GECC") (collectively with MidCap, the "Lenders") to increase the amount owed under the Term Loan to $15 million. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. We anticipate interest expense to increase over the next twelve months due to the Term Loan.

Income Tax Benefit

        The $0.5 million decrease in income tax benefit for the year ended December 31, 2010 was due to non-cash tax consequences as a result of the CuraGen Merger.

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $61.1 million. Our working capital at December 31, 2010 was $42.7 million. At December 31, 2010, we had 4% convertible subordinated debt of $12.5 million which matured and was paid to the debt holders in February 2011. At December 31, 2010, our Term Loan balance was $10.0 million. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million. All amounts borrowed under the Term Loan mature in December 2013. We incurred a loss of $2.5 million for the year ended December 31, 2010. Net cash used in operations for the year ended December 31, 2010 was $30.4 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2010 in addition to the cash inflows from interest income on invested funds and our ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

        During the next twelve, we will take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of us.

Operating Activities

        Net cash used in operating activities was $30.4 million for the year ended December 31, 2010 compared to $29.9 million for the year ended December 31, 2009. The increase in net cash used in operating activities was primarily due to a decrease of $1.9 million in other long-term liabilities for the year ended December 31, 2010 as compared to an increase of $2.7 million for the year ended December 31, 2009, partially offset by a decrease of $1.2 million in accounts payable and accrued expenses for the year ended December 31, 2010 as compared to a decrease of $2.5 million for the year ended December 31, 2009. We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our rindopepimut program.

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

Investing Activities

        Net cash used in investing activities was $16.2 million for the year ended December 31, 2010 compared to net cash provided by investing activities of $45.1 million for the year ended December 31, 2009. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2010 of $14.1 million as compared to $6.9 million for the year ended December 31, 2009 and the $51.7 million in cash acquired in 2009 as a result of the CuraGen Merger. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

        Net cash provided by financing activities was $10.8 million for the year ended December 31, 2010 compared to net cash used in financing activities of $2.5 million for the year ended December 31, 2009. The increase in net cash provided by financing activities was primarily due to the $10.0 million Term Loan entered into with MidCap in December 2010.

Equity Offering

        In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010. No securities have been sold by us from this shelf registration.

        On January 6, 2011, we entered into a controlled equity offering sales agreement (the "Cantor Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which we may issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. We agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. As of March 2, 2011, we had not sold any shares of common stock under the Cantor Agreement.

CuraGen Debt

        In connection with the CuraGen Merger, we assumed CuraGen's obligations under the $12.5 million in 4% convertible subordinated debt due February 15, 2011 (the "CuraGen Debt"). In February 2011, we paid $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt.

Term Loan

        On December 30, 2010, we entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC ("MidCap") pursuant to which we borrowed $10 million (the "Term Loan") from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. We must make monthly interest payments commencing on February 1, 2011 and must repay the principal amount of the Term Loan in 27 equal consecutive monthly installments commencing on October 1, 2011. Notwithstanding the foregoing, all unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement.

        Upon repayment of the Term Loan in full, we are also obligated to make a final payment fee of $0.5 million ("Final Payment"). We may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.

        Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable. At December 31, 2010, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2010, such contingencies have not been recorded in our financial statements. We expect to incur approximately $1.9 million of milestone payments in 2011.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2010 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2011	2012 - 2013	2014 - 2015	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$17,671	$2,470	$5,428	$5,639	$4,134
Other contractual obligations(2)	6,905	6,905	—	—	—
Other long-term liabilities(3)	613	81	113	123	296
Term Loan(4)	10,300	1,111	9,189	—	—
Convertible subordinated debt(5)	12,503	12,503	—	—	—
CuraGen severance obligations	685	685	—	—	—

Total contractual obligations	$48,677	$23,755	$14,730	$5,762	$4,430

(1)
Such amounts primarily consist of payments for our facility leases and do not assume the exercise of renewal terms.

(2)
Such amounts primarily consist of research and development commitments with third parties. Our obligation to pay certain of these amounts may increase or be reduced based on certain future events.

(3)
Such amounts include the outstanding balance on a loan and note payable which accrue interest at 5.5% and is payable monthly.

(4)
Such amounts include the outstanding balance at December 31, 2010 on the Term Loan along with the Final Payment. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million. All amounts borrowed under the Term Loan mature in December 2013.

(5)
Such amounts include the outstanding balance on convertible subordinated debt which accrued interest at 4% and matured on February 15, 2011. In February 2011, we paid $12.8 million to satisfy all outstanding principal and accrued interest related to the convertible subordinated debt.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to Note 2, "Summary of Significant Accounting Policies," in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2010 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive loss, and of cash flows, present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 9, 2011

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,287	$57,002
Marketable Securities	39,811	25,451
Accounts and Other Receivables	324	544
Prepaid and Other Current Assets	1,525	979

Total Current Assets	62,947	83,976

Property and Equipment, Net	10,832	11,489
Intangible Assets, Net	26,836	29,979
Goodwill	8,965	8,965
Other Assets	363	5,955

Total Assets	$109,943	$140,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$931	$1,445
Accrued Expenses	4,936	5,615
Current Portion of Deferred Revenue	—	5,191
Current Portion of Long-Term Liabilities	818	2,156
Current Portion of Term Loan	1,111	—
Convertible Subordinated Debt	12,412	—

Total Current Liabilities	20,208	14,407

Deferred Revenue	—	34,191
Convertible Subordinated Debt	—	11,684
Term Loan, less Current Portion	8,889	—
Other Long-Term Liabilities	5,591	6,315

Total Liabilities	34,688	66,597

Commitments and Contingent Liabilities (Notes 14 and 16)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2010 and 2009	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 32,055,382 and 31,685,061 Shares Issued and Outstanding at December 31, 2010 and 2009, respectively	32	32
Additional Paid-In Capital	232,679	228,863
Accumulated Other Comprehensive Income	2,751	2,546
Accumulated Deficit	(160,207)	(157,674)

Total Stockholders' Equity	75,255	73,767

Total Liabilities and Stockholders' Equity	$109,943	$140,364

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
REVENUE:
Product Development and Licensing Agreements	$40,187	$5,662	$3,716
Contracts and Grants	220	1,802	533
Product Royalties	6,386	7,716	3,207

Total Revenue	46,793	15,180	7,456

OPERATING EXPENSE:
Research and Development	27,650	26,169	22,636
Royalty	12,077	8,397	3,711
Gain on Sale of Assets	(50)	(604)	—
Charge for In-Process Research and Development	—	—	14,756
General and Administrative	10,428	17,119	14,748
Amortization of Acquired Intangible Assets	3,143	949	361

Total Operating Expense	53,248	52,030	56,212

Operating Loss	(6,455)	(36,850)	(48,756)
Investment and Other Income, Net	5,259	248	1,411
Interest Expense	(1,337)	(452)	(156)

Net Loss Before Income Taxes	(2,533)	(37,054)	(47,501)
Income Tax Benefit	—	529	—

Net Loss	$(2,533)	$(36,525)	$(47,501)

Basic and Diluted Net Loss Per Common Share (See Note 2)	$(0.08)	$(1.84)	$(3.34)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 2)	31,868	19,823	14,217

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Class A Common Stock Shares	Class A Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2007	5,498,273	$5	2,811,147	$3	$69,889	$2,619	$(73,648)	$(1,132)
Exchange of Class A for Common Stock	2,811,147	3	(2,811,147)	(3)	—	—	—	—
Shares Issued to Medarex in Settlement of a Payable	351,692	1	—	—	3,038	—	—	3,039
Shares Received in Connection with the AVANT Merger	6,265,882	6	—	—	46,869	—	—	46,875
Shares Issued to Pfizer in connection with the CDX-110 Licensing Agreement	781,250	1	—	—	10,866	—	—	10,867
Shares Issued to Duke University in Settlement of a Payable	81,512	—	—	—	1,183	—	—	1,183
Share-Based Compensation	—	—	—	—	4,816	—	—	4,816
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(47,501)	(47,501)
Translation Adjustments	—	—	—	—	—	(13)	—	(13)

Total Comprehensive Loss								(47,514)

Balance at December 31, 2008	15,789,756	16	—	—	136,661	2,606	(121,149)	18,134
Shares Issued in Connection with the CuraGen Merger	15,722,713	16	—	—	88,227	—	—	88,243
Shares Issued under Stock Option and Employee Stock Purchase Plans	172,592	—	—	—	917	—	—	917
Share-Based Compensation	—	—	—	—	3,058	—	—	3,058
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(36,525)	(36,525)
Translation Adjustments	—	—	—	—	—	(12)	—	(12)
Unrealized Losses on Marketable Securities	—	—	—	—	—	(48)	—	(48)

Total Comprehensive Loss								(36,585)

Balance at December 31, 2009	31,685,061	32	—	—	228,863	2,546	(157,674)	73,767
Shares Issued under Stock Option and Employee Stock Purchase Plans	370,321	—	—	—	1,014	—	—	1,014
Share-Based Compensation	—	—	—	—	2,802	—	—	2,802
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(2,533)	(2,533)
Translation Adjustments	—	—	—	—	—	2	—	2
Unrealized Gains on Marketable Securities	—	—	—	—	—	203	—	203

Total Comprehensive Loss								(2,328)

Balance at December 31, 2010	32,055,382	$32	—	$—	$232,679	$2,751	$(160,207)	$75,255

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash Flows From Operating Activities:
Net Loss	$(2,533)	$(36,525)	$(47,501)
Adjustments to Reconcile Net Loss to Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	2,718	2,583	2,176
Amortization of Intangible Assets	3,143	949	361
Amortization of Accretion of Marketable Securities	(14)	—	—
Realized (Gain) Loss on Sales and Maturities of Marketable Securities	(4)	24	—
(Gain) Loss on Sale or Disposal of Assets	(38)	(556)	331
Stock-Based Compensation Expense	2,802	3,058	4,816
Non-Cash Interest Expense	728	181	—
Non-Cash Tax Benefit	—	(529)	—
In-Process Research and Development	—	—	14,756
Changes in Operating Assets and Liabilities, Net of Acquisitions
Accounts and Other Receivables	220	1,283	(1,656)
Prepaid and Other Current Assets	(546)	743	9,980
Other Assets	5,592	722	(6,414)
Accounts Payable and Accrued Expenses	(1,193)	(2,463)	1,221
Deferred Revenue	(39,382)	(2,038)	40,116
Other Long-Term Liabilities	(1,865)	2,699	94

Net Cash (Used in) Provided by Operating Activities	(30,372)	(29,869)	18,280

Cash Flows From Investing Activities:
Cash Acquired in AVANT Merger, Net of Transaction Costs	—	—	10,750
Cash Acquired in CuraGen Merger	—	51,654	—
Sales and Maturities of Marketable Securities	42,383	2,674	—
Purchases of Marketable Securities	(56,522)	(9,559)	—
Restricted Cash Deposits	—	—	(2)
Acquisition of Property and Equipment	(2,100)	(528)	(1,305)
Proceeds from Sale or Disposal of Assets	77	850	712

Net Cash (Used in) Provided by Investing Activities	(16,162)	45,091	10,155

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	1,014	668	10,867
Related Party Loan Due to Medarex	—	(2,957)	160
Issuance of Term Loan	10,000	—	—
Payment of Other Long-Term Liabilities	(197)	(176)	(102)

Net Cash Provided by (Used in) Financing Activities	10,817	(2,465)	10,925

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(12)	(13)

Net (Decrease) Increase in Cash and Cash Equivalents	(35,715)	12,745	39,347
Cash and Cash Equivalents at Beginning of Period	57,002	44,257	4,910

Cash and Cash Equivalents at End of Period	$21,287	$57,002	$44,257

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Merger	$—	$—	$46,252
Shares Issued to Medarex in Settlement of a Payable	$—	$—	$3,039
Shares Issued to Duke University in Settlement of a Payable	$—	$—	$1,183
Shares Issued to Executive Officers	$—	$250	$—
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$604	$157	$142

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND OVERVIEW

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company currently focusing on the development of several immunotherapy technologies. The Company's lead programs include rindopepimut (CDX-110), a vaccine that is expected to enter into Phase 3 development for glioblastoma multiforme in the second half of 2011, and CDX-011, an antibody-drug conjugate currently in a randomized Phase 2b trial for treatment of advanced breast cancer. The Company has additional programs at various stages of clinical and preclinical development, including CDX-1127 a therapeutic human antibody candidate for cancer indications, APC Targeting Technology™ programs, CDX-1307 and CDX-1401, and an immune cell mobilizing agent CDX-301. The Company is currently resourcing its priority programs and supplements the development of additional programs through external collaborations and funding. The Company's collaboration with GlaxoSmithKline ("Glaxo") resulted in the commercialization of Rotarix®, an oral human rotavirus vaccine.

        At December 31, 2010, the Company had cash, cash equivalents and marketable securities of $61.1 million; working capital of $42.7 million; 4% convertible subordinated debt ("CuraGen Debt") of $12.5 million which matured and was paid to the debt holders in February 2011; and a Term Loan balance of $10.0 million. In March 2011, the Company borrowed an additional $5 million to increase the amount owed under the Term Loan to $15 million. All amounts borrowed under the Term Loan mature in December 2013. The Company incurred a loss of $2.5 million for the year ended December 31, 2010. Net cash used in operations for the year ended December 31, 2010 was $30.4 million. The Company believes that the cash, cash equivalents and marketable securities at December 31, 2010 in addition to the cash inflows from interest income on invested funds and the Company's ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, preclinical and clinical studies, manufacture of clinical materials, and the scope of collaborative arrangements.

        During the next twelve months, the Company will take steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company's economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or a part of the Company.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue from Glaxo and Pfizer represented 14% and 85% for the year ended December 31, 2010, 52% and 34% for the year ended December 31, 2009 and 50% and 38% for the year ended December 31, 2008, of total Company revenue, respectively.

Fair Value Measurements

        The Company enters into various types of financial instruments in the normal course of business. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items.

        The fair value of the Company's assets and liabilities reflects the Company's estimate of the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

        In January 2010, the Company adopted a new U.S. GAAP accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. In addition, effective for interim and annual periods beginning January 1, 2011, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company's financial position or results of operations.

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

Business Combinations

        For business combinations that are completed after January 1, 2009, including the CuraGen Merger, the Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets such as in-process research and development ("IPR&D"), using a variety of methods including present-value models. Each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of IPR&D assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing IPR&D projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete IPR&D projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

        For acquisitions completed prior to January 1, 2009, including the AVANT Merger, the Company expensed the fair value of IPR&D to research and development expense as of the acquisition date and included transaction costs associated with the business combination as part of the cost of the acquired company. See Note 3 for discussion of the AVANT Merger and CuraGen Merger.

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

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present.

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

Revenue Recognition

        The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

        In January 2010, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The old guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the old guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact the Company's financial position or results of operations.

        Prior to the adoption of the new revenue recognition standard, the Company had entered into various license and development agreements with pharmaceutical and biotechnology companies. The

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees were recognized as revenue when the Company had a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) the Company had no further performance obligations under the license agreement. Upfront non-refundable fees associated with license and development agreements where the Company had continuing performance obligations under the terms of the agreement were recorded as deferred revenue and recognized as revenue over the estimated service period as the Company completed its obligations. Where the Company's level of effort was relatively constant over the performance period or no other pattern was estimable, the revenue was recognized on a straight-line basis. Revenue was limited to the lesser of the cumulative amount of payments due or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. If the estimated service period was subsequently modified, the period over which the upfront fee was recognized was modified accordingly on a prospective basis. The determination of the performance period involved judgment on management's part. Funding of research and development was recognized as revenue over the term of the applicable contract as costs are incurred related to that contract.

        Payments received to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Revenue from contracts and grants is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government or the Company's contractual partner. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. During the year ended December 31, 2010, the Company recorded $1.7 million to other income related to IRS Qualifying Therapeutic Discovery Grants because the grant arrangement was not part of the Company's on-going operations.

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

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the local currency. All assets and liabilities of the foreign subsidiary are re-measured into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are re-measured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss). At December 31, 2010 and December 31, 2009, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million. In February 2011, the Company's foreign subsidiary entered into voluntary intercompany liquidation in an effort to consolidate the Company's foreign operations into Celldex Therapeutics, Inc.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments for subsidiaries in which the functional currency is not the U.S. dollar and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of stockholders' equity (deficit) and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2010, 2009 and 2008.

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

	Year Ended December 31,
	2010	2009	2008
Stock options	4,019,982	3,576,159	2,070,993
Convertible debt	353,563	353,563	—
Restricted stock	9,338	16,000	—

	4,382,883	3,945,722	2,070,993

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

        In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition. The new guidance allows for revenue recognition contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company will adopt this guidance beginning with agreements entered into on or after January 1, 2011. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

(3) BUSINESS COMBINATIONS

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

AVANT common stock on the effective date of the Merger valued at $46.9 million and (ii) estimated transaction costs totaling $0.7 million.

        The AVANT Merger was accounted for using the former purchase method of accounting and was treated as an acquisition by Celldex Research of AVANT, with Celldex Research being considered the accounting acquirer even though AVANT was the issuer of common stock and the surviving legal entity in the transaction. The purchase price was allocated to acquired tangible assets of $35.0 million, intangible assets of $1.8 million, assumed liabilities of $4.0 million and IPR&D of $14.8 million, based upon their fair value at the date of acquisition. The values assigned to IPR&D primarily related to the development of a typhoid-ETEC-cholera combination travelers vaccine and the CDX-1135 complement inhibitor in the amounts of $7.8 million and $6 million, respectively. None of the IPR&D projects had reached technological feasibility nor did they have any alternative future use. Accordingly, the fair value allocated to IPR&D was charged as an expense in the Company's consolidated financial statements as of the date of acquisition.

        In January 2009, the Company entered into a license agreement with Vaccine Technologies, Inc. ("VTI") under which it granted a worldwide exclusive license to VTI to develop and commercialize our CholeraGarde® and ETEC vaccine programs. The Company may receive milestones payments and royalties with respect to development and commercialization of the technology licensed to VTI and no longer expects to incur significant costs on these projects. The Company is reviewing the development and strategic plans for CDX-1135 in an effort to prioritize its clinic and preclinical programs.

Acquisition of CuraGen Corporation ("CuraGen")

        On October 1, 2009, the Company acquired CuraGen, a former publicly-traded company (the "CuraGen Merger"). Following the CuraGen Merger, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. In connection with the CuraGen Merger, effective October 1, 2009, the Company (i) issued 15,722,713 shares of common stock of the Company, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the "CuraGen Exchange Ratio"), (ii) assumed the obligations under CuraGen's 2007 Stock Plan (the "CuraGen 2007 Plan") and each outstanding option to purchase common stock (a "CuraGen Stock Option") granted under the CuraGen 2007 Plan and (iii) assumed the $12.5 million in 4% convertible subordinated debt due February 15, 2011 (the "CuraGen Debt").

        The transaction was accounted for under the acquisition method of accounting. The acquisition-date fair value of the consideration transferred consisted of the fair value of the Company's common stock issued of $85.4 million and fair value of CuraGen Stock Options that were attributed to precombination service of $2.9 million. Of the CuraGen Stock Options assumed, all but 1%, were immediately vested upon closing in accordance with the terms of the stock option agreements and employment agreements.

        The Company has allocated the consideration transferred for CuraGen to net tangible assets, intangible assets, goodwill and a severance obligation. The difference between the aggregate consideration transferred and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to synergies from the CuraGen Merger and a deferred tax liability related to acquired IPR&D intangible assets. None of the goodwill is expected to be deductible for

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

income tax purposes. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$51,654
Marketable securities	18,638
Identifiable intangible assets:
IPR&D	11,800
Amgen Amendment	14,500
TopoTarget Agreement	2,400
Other current and long-term assets	756
Goodwill	8,965
CuraGen Debt	(11,503)
Net deferred tax liability	(5,190)
Other assumed liabilities	(3,778)

Total	$88,242

        The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. The values assigned to IPR&D primarily related to the development of CDX-011. The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. At the date of acquisition, CDX-011 had not yet reached technological feasibility nor did it have any alternative future use. In September 2010, the Company initiated a randomized Phase 2b controlled study for CDX-011 in patients with heavily pre-treated, advanced breast cancer. The Company expects to complete enrollment in this Phase 2b study by the fourth quarter of 2011. The Company expects to incur approximately $3.2 million in 2011 on this Phase 2b study. Estimated revenues from CDX-011 are expected to be generated by 2016. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives. The net deferred tax liability primarily relates to the temporary differences associated with the IPR&D intangible assets, which are not deductible for tax purposes.

        In connection with the CuraGen Merger, effective October 1, 2009, Celldex, CuraGen, and The Bank of New York Mellon (the "Trustee") amended the CuraGen Debt to provide that the CuraGen Debt shall be convertible into 353,563 shares of Celldex common stock at the rate of 28.27823 shares of Celldex common stock per $1,000 principal amount of notes, or $35.36 per share. The initial carrying value of the CuraGen Debt was accreted ratably, over the term of the CuraGen Debt, to $12.5 million due at maturity. Interest expense on the CuraGen Debt was $1.2 million and $0.3 million for the year ended December 31, 2010 and 2009 and included $0.7 million and $0.2 million in discount accretion, respectively. In February 2011, the Company paid the Trustee $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt.

        The Company incurred $2.9 million in acquisition-related expenses including investment banking, legal, accounting, and valuation services in the consolidated statements of operations for the year ended December 31, 2009. In addition, the Company recorded $3.3 million and $0.9 million in CuraGen Severance expenses to general and administrative and research and development, respectively, in the consolidated statements of operations for the year ended December 31, 2009.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

        The following unaudited pro forma financial summary is presented as if the operations of the Company and CuraGen were combined as of January 1, 2008. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities.

	Years Ended December 31,
	2009	2008
	(In thousands)
Revenue	$15,180	$8,630
Net loss	(40,262)	(25,786)

(4) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's financial assets subject to fair value measurements:

	As of December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$10,975	$10,975	—	—
Marketable securities	$39,811	—	$39,811	—

	$50,786	$10,975	$39,811	—

	As of December 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$53,780	$53,780	—	—
Marketable securities	$25,451	—	$25,451	—

	$79,231	$53,780	$25,451	—

        There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company's financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. Marketable securities have been valued at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value of the Term Loan, loan payable and note payable approximates its carrying value at December 31, 2010. At December 31, 2010, the estimated fair value of the Company's outstanding $12.5 million in CuraGen Debt was approximately $12.5 million based on quoted market prices. Intangible assets acquired in business combinations were accounted for using Level 3 inputs as described in Note 3.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) MARKETABLE SECURITIES

        A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$14,836	$35	$—	$14,871
Maturing after one year through two years	11,428	103	—	11,531

Total U.S. government and municipal obligations	$26,264	$138	$—	$26,402

Corporate debt securities
Maturing in one year or less	$11,798	$18	$2	$11,814
Maturing after one year through two years	1,594	1	—	1,595

Total corporate debt securities	$13,392	$19	$2	$13,409

Total marketable securities	$39,656	$157	$2	$39,811

December 31, 2009
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$9,698	$5	$—	$9,703
Maturing after one year through two years	7,129	6	22	7,113

Total U.S. government and municipal obligations	$16,827	$11	$22	$16,816

Corporate debt securities
Maturing in one year or less	$—	$—	$—	$—
Maturing after one year through two years	8,672	—	37	8,635

Total corporate debt securities	$8,672	$—	$37	$8,635

Total marketable securities	$25,499	$11	$59	$25,451

        As of December 31, 2010, unrealized losses in the portfolio were primarily due to increases in interest rates. The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of December 31, 2010.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) PROPERTY AND EQUIPMENT

        Property and equipment include the following:

	December 31, 2010	December 31, 2009
	(In thousands)
Laboratory Equipment	$2,942	$2,643
Manufacturing Equipment	1,418	1,622
Office Furniture and Equipment	1,299	1,165
Leasehold Improvements	13,244	12,601
Construction in Progress	703	180

Total Property and Equipment	19,606	18,211
Less Accumulated Depreciation and Amortization	(8,774)	(6,722)

	$10,832	$11,489

        Depreciation and amortization expense related to property and equipment was $2.7 million, $2.6 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(7) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets, net of accumulated amortization, and goodwill are as follows:

	December 31, 2010				December 31, 2009
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(1,121)	13,379	14,500	(224)	14,276
TopoTarget Agreement	1.75 years	2,400	(2,057)	343	2,400	(343)	2,057
Core Technology	4.5 - 11 years	1,948	(1,040)	908	2,193	(832)	1,361
Strategic Partner Agreement	8 years	630	(224)	406	630	(145)	485

Total Intangible Assets		$31,278	$(4,442)	$26,836	$31,523	$(1,544)	$29,979

Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

        In January 2009, the Company entered into a purchase agreement ("LAHI Agreement") with Lohmann Animal Health International ("LAHI") to sell its poultry vaccines assets to LAHI. Under the LAHI Agreement, LAHI paid an upfront fee of $0.8 million and agreed to pay potential milestone payments. During the year ended December 31, 2009, the Company recorded a gain of $0.6 million related to the LAHI Agreement based on the upfront fee less the net book value of the related asset.

        The estimated fair value attributed to the April 2008 agreement ("TopoTarget Agreement") between the Company (as a successor to CuraGen) and TopoTarget A/S ("TopoTarget") relates to the Company's rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget ("TopoTarget Payments"). In February 2010, TopoTarget entered into a

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company's receipt of $3 million of the TopoTarget Payments. The Company recorded this cash receipt as Other Income for the year ended December 31, 2010.

        During the year ended December 31, 2010, the Company wrote-off $0.2 million in Core Technology to amortization of intangible asset expense.

        Amortization expense for intangible assets was $3.1 million, $0.9 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future amortization expense of intangible assets as of December 31, 2010, for the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
(In thousands)
2011	$1,588
2012	1,169
2013	1,094
2014	1,094
2015	1,094

(8) ACCRUED EXPENSES

        Accrued expenses include the following:

	December 31, 2010	December 31, 2009
	(In thousands)
Accrued Royalty and License Fees	$826	$1,323
Accrued Payroll and Employee Benefits	1,925	1,915
Accrued Research and Development Contract Costs	1,218	918
Accrued Professional Fees	449	512
Other Accrued Expenses	518	947

	$4,936	$5,615

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2010	December 31, 2009
	(In thousands)
Deferred Rent	$450	$377
CuraGen Severance	685	2,623
Net Deferred Tax Liability	4,661	4,661
Loan Payable	581	632
Note Payable	32	178

Total	6,409	8,471
Less Current Portion	(818)	(2,156)

Long-Term Portion	$5,591	$6,315

CuraGen Severance

        CuraGen employees who did not receive offers of employment were terminated upon the consummation of the CuraGen Merger. These employees were eligible for severance payments ("CuraGen Severance") upon termination of employment under certain circumstances, including following the CuraGen Merger. U.S. GAAP requires severance obligations that are incurred by the acquiree for the benefit of the acquirer to be recognized as an expense in the post-combination period. Because the offer of employment was at the option of the Company, the Company has deemed the CuraGen Severance to be at its benefit. On October 1, 2009, the Company recorded severance expense of $3.3 million and $0.9 million to general and administrative and research and development, respectively, related to the CuraGen Severance.

Loan Payable and Note Payable

        In December 2003, the Company entered into a Lease Agreement (the "Lease Agreement"), a Secured Promissory Note: Equipment Loan (the "Note Payable") and a Security Agreement with the Massachusetts Development Finance Agency ("MassDevelopment"). The Note Payable accrues interest at a rate of 5.5% per annum, matures in April 2011 and is collateralized by equipment with a net book value at December 31, 2010 of $0.2 million. Under the Lease Agreement, the Company also received a loan ("Loan Payable") that accrues interest at a rate of 5.5% per annum to finance the build-out of its manufacturing facility in Fall River, Massachusetts. Principal and interest payments on the Loan Payable are due monthly using an amortization period of 15 years.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) OTHER LONG-TERM LIABILITIES (Continued)

        The Company is obligated to repay the following principal amounts for the Loan Payable and Note Payable over the next five years and thereafter:

	Loan Payable	Note Payable
	(In thousands)
2011	$49	$32
2012	55	—
2013	58	—
2014	60	—
2015	63	—
Thereafter	296	—

Total	$581	$32

(10) TERM LOAN

        On December 30, 2010, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC ("MidCap") pursuant to which the Company borrowed $10 million (the "Term Loan") from MidCap. In March 2011, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation ("GECC") (collectively with MidCap, the "Lenders") to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. The Company must make monthly interest payments commencing on February 1, 2011 and must repay the principal amount of the Term Loan in 27 equal consecutive monthly installments commencing on October 1, 2011. Notwithstanding the foregoing, all unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement.

        Upon repayment of the Term Loan in full, the Company is also obligated to make a final payment fee of $0.5 million ("Final Payment") which the Company is accreting ratably over the term of the Term Loan. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.

        The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company's existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company's obligations under the Loan Agreement may be automatically accelerated, whereupon the Company's obligations under the Loan Agreement shall be immediately due and payable. At December 31, 2010, the Company believes it is in compliance with the Loan Agreement.

        At December 31, 2010, the Company had $0.2 million in capitalized deferred financing costs incurred in connection with the Term Loan and is amortizing these costs to interest expense over the

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) TERM LOAN (Continued)

term of the loan. The Company is also accreting the Final Payment to interest expense over the term of the loan.

        The Company is obligated to repay the following principal amounts for the Term Loan (including Final Payment) over the next five years and thereafter (in thousands):

2011	$1,111
2012	4,444
2013	4,745
2014	—
2015	—
Thereafter	—

Total	$10,300

(11) STOCKHOLDERS' EQUITY

Common Stock

        The Company implemented a 1-for-12 reverse stock split of the Company's common stock on March 7, 2008, as approved by the Company's stockholders. The Company has retroactively applied the reverse stock split to all of the share and per share amounts for all periods presented in these consolidated financial statements.

        In April 2010, the Company filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010. No securities have been sold by the Company from this shelf registration.

        On January 6, 2011, the Company entered into a controlled equity offering sales agreement (the "Cantor Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company may issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. The Company agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. As of March 2, 2011, the Company had not sold any shares of common stock under the Cantor Agreement.

Convertible Preferred Stock

        At December 31, 2010, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock")."

Shareholder Rights Plan

        The Company's Board has adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement, as amended, between the Company and Computershare Trust Company, N.A., as Rights Agent (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) STOCKHOLDERS' EQUITY (Continued)

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

(12) STOCK-BASED COMPENSATION

        The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan"), the 2008 Stock Option and Incentive Plan (the "2008 Plan"), Celldex Research's 2005 Equity Incentive Plan (the "Celldex Research 2005 Plan") and the CuraGen 2007 Plan. The Company assumed the obligations under the Celldex Research 2005 Plan and CuraGen 2007 Plan in connection with the AVANT Merger and CuraGen Merger, respectively, and there are no shares available for future grant under either plan.

Employee Stock Purchase Plan

        At December 31, 2010, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase up to 250 shares of common stock per year, through payroll deductions, at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the year ended December 31, 2010 and 2009, the Company issued 5,897 shares and 2,979 shares under the 2004 ESPP Plan, respectively. At December 31, 2010, 51,009 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2010, the 2008 Plan allowed for a maximum of 3,900,000 shares of common stock to be issued prior to October 19, 2017. The Company's board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). The 2008 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

        A summary of stock option activity for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2009	3,576,159	$7.10	6.6
Granted	849,922	$4.52
Exercised	(350,424)	$2.83
Canceled	(55,675)	$7.08

Options Outstanding at December 31, 2010	4,019,982	$6.93	6.6

Options Vested and Expected to Vest at December 31, 2010	3,976,739	$6.94	6.6
Options Exercisable at December 31, 2010	2,599,650	$7.41	5.8
Shares Available for Grant under the 2008 Plan	1,654,250

        The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $1.0 million and $0.3 million, respectively. No stock options were exercised during the year ended December 31, 2008. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $2.82, $5.29 and $4.37, respectively. The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $2.6 million and $2.8 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2010 was $0.6 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2010 was $0.6 million. As of December 31, 2010, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $4.0 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.5 years.

Shares Issued to Executive Officers

        In January 2009, the Company granted 29,340 shares of common stock from the 2008 Plan to its executive officers. The value of these shares of $0.3 million was expensed during the year ended December 31, 2008.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2009	16,000	$4.48
Granted	14,000	$3.96
Vested	(20,662)	$4.36
Canceled	—	—

Outstanding and unvested at December 31, 2010	9,338	$3.96

Valuation and Expenses Information

        Stock-based compensation expense related to employee and non-employee stock options, restricted stock and employee stock purchases for the years ended December 31, 2010, 2009 and 2008 was recorded as follows:

	2010	2009	2008
	(In thousands)
Research and development	$1,625	$1,383	$2,035
General and administrative	1,177	1,675	2,781

Total stock-based compensation expense	$2,802	$3,058	$4,816

        The fair values of employee and non-employee director stock options and employee stock purchases granted during the years ended December 31, 2010, 2009 and 2008 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected stock price volatility (options)	65 - 67%	65 - 68%	55 - 67%
Expected stock price volatility (2004 ESPP)	51 - 70%	90 - 98%	98%
Expected option term (options)	6.2 Years	5.5 - 6.3 Years	3 - 6.3 Years
Expected option term (2004 ESPP)	.5 Years	.5 Years	.5 Years
Risk-free interest rate (options)	1.8 - 3.2%	1.8 - 3.4%	1.8 - 3.3%
Risk-free interest rate (2004 ESPP)	0.2%	0.3%	0.3%
Expected dividend yield	None	None	None

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

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

(13) SIGNIFICANT REVENUE ARRANGEMENTS

        A summary of the Company's significant revenue contracts and arrangements follows:

GlaxoSmithKline plc ("Glaxo") and Paul Royalty Fund II, L.P. ("PRF")

        In 1997, the Company entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company's oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix® rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. The Company is obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

        In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the milestone payments and net royalties the Company will receive on worldwide sales of Rotarix®. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates on December 12, 2012, unless otherwise extended. The Company's retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company's retained interest in Rotarix® was $6.4 million, $7.7 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold. With respect to the $27.5 million annual threshold, if worldwide net royalties on sales of Rotarix® exceed $27.5 million in

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) SIGNIFICANT REVENUE ARRANGEMENTS (Continued)

any year, we would retain approximately 65% of all royalties in excess of $27.5 million. Irrespective of Glaxo's position, the Company will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to the Company, though the potential amount of such residual royalties will be lower if Glaxo's position stands. In late March 2010, the FDA temporarily suspended the use of Rotarix® in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine. In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix®.

Pfizer Inc ("Pfizer")

        On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, rindopepimut (CDX-110), in Phase 2b development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gave Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company's common stock having a fair value of $10.9 million, or $13.91 per share, on that date. The $0.9 million over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008. The Pfizer Agreement also provided for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date.

        The Company had determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company's deliverables under this collaboration primarily included an exclusive license to its rindopepimut product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company had estimated that its expected performance period under the collaboration would be 9.5 years based on an assessment of the period over which the Company would have met its performance obligations under the collaboration. The $40 million up-front payment, less the $0.9 million in excess fair value for the Company's common stock discussed above, and research and development reimbursements, were initially recorded as deferred revenue and recognized as revenue on a straight-line basis over this 9.5 year period using the Contingency Adjusted Performance Model ("CAPM").

        On September 1, 2010, the Company received written notice (the "Pfizer Notice") from Pfizer of termination with respect to the Pfizer Agreement. The Pfizer Notice was given under a provision of the Pfizer Agreement which permitted termination at any time and for any reason, upon 60-days' written notice to the Company. The Pfizer Notice did not state a reason for termination. In November 2010, the Pfizer Agreement was terminated (the "Pfizer Termination") and all rights to rindopepimut were returned to the Company. As a result of the Pfizer Termination, during three months ended December 31, 2010, the Company recognized the remaining deferred revenue related to the Pfizer Agreement to product development and licensing agreement revenue.

        The Company incurred and invoiced Pfizer reimbursable costs related to the Pfizer collaboration of $0.8 million, $3.2 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008,

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) SIGNIFICANT REVENUE ARRANGEMENTS (Continued)

respectively. Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut.

        The Company recorded product development and licensing agreement revenue under the Pfizer Agreement as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Up-front portion	$32,462	$4,119	$2,551
Reimbursable costs portion	7,475	1,063	319

	$39,937	$5,182	$2,870

        In connection with the Pfizer Agreement, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University. The Company recorded these deferred sublicense fees to other assets in the consolidated balance sheets and was amortizing them to royalty expense over the 9.5-year performance period. As a result of the Pfizer Termination, during three months ended December 31, 2010, the Company recognized the remaining deferred costs related to the Pfizer Agreement to royalty expense. The Company recorded $5.7 million, $0.7 million and $0.5 million in royalty expense related to these deferred sublicense fees during the years ended December 31, 2010, 2009 and 2008, respectively.

Rockefeller University ("Rockefeller")

        The Company has provided research and development support to Rockefeller on the development of their vaccine, DCVax-001, which the Company refers to as CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. Payments to the Company are made on a time and materials basis. The Company recorded grant revenue from Rockefeller of $0.2 million, $1.8 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(14) COLLABORATION AGREEMENTS

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense was $1.0 million, $0.7 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

Medarex, Inc., a subsidiary of Bristol-Myers Squibb ("Medarex")

        Medarex, a former related party, and the Company have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement, as amended, ("Assignment and License Agreement") that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product; and

  •
  A Research and Commercialization Agreement, as amended, ("Research and Commercialization Agreement") that provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb® technology platform for generating antibodies.

        Under the terms of the Assignment and License Agreement, the Company may be required to pay royalties in the low-single digits on any net product sale of a Licensed Royalty-Bearing Product or Anti-Mannose Product to Medarex until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. Under the terms of the Research and Commercialization Agreement, the Company may be required to pay milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low- to mid-single digits on any net product sales to Medarex with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, the Company exercised an option under the Research and Commercialization Agreement, whereby it obtained a commercial license to the human antibody technology specifically for CDX-1127, the Company's CD27 antibody.

        In October 2007, the Company and Medarex entered into a settlement and mutual release agreement with settled disputed amounts the Company owed Medarex. The Company issued to Medarex 351,692 shares of the Company's common stock equal in value to $3.0 million, based on the per share price of $8.64 set on the second trading day prior to the closing date of the AVANT Merger and exchanged releases. In October 2009, the Company paid Medarex an additional $3.0 million owed under the Master Services Agreement.

Rockefeller University ("Rockefeller")

        In November 2005, the Company and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. The Company may be required to pay milestones of up to $3.9 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low- to mid-single digits on any net product sales to Rockefeller with respect to development and commercialization of the human DEC-205 receptor.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

Duke University Brain Tumor Cancer Center ("Duke")

        In September 2006, the Company and Duke entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to its CDX-110 product. The Company may be required to pay milestone of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Duke with respect to development and commercialization of the CDX-110 product. In connection with the Pfizer Agreement, the Company determined that $2.4 million was payable to Duke as a sublicense fee. As provided for under the Duke license, the Company paid 50% of this amount to Duke in the form of 81,512 shares of the Company's common stock in October 2008.

Ludwig Institute for Cancer Research ("Ludwig")

        In October 2006, the Company and Ludwig entered into an agreement for the nonexclusive rights to certain cancer tumor targets for use in combination with the Company's APC Targeting Technology. The term of the agreement is for ten years. The Company may be required to pay milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Ludwig with respect to development and commercialization of the technology licensed from Ludwig.

Alteris Therapeutics, Inc. ("Alteris")

        In October 2005, the Company completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. The Company may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including CDX-110.

Thomas Jefferson University ("TJU")

        In February 2003, the Company entered into two exclusive license agreements with TJU. Under these licenses, the Company may be required to pay milestones of up to $3.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to TJU with respect to development and commercialization of the technology licensed from TJU. In connection with the Pfizer Agreement, the Company amended its licenses with TJU to add additional sublicensing rights and paid $4.5 million in sublicense fees to TJU in 2008.

3M Company

        In June 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company's proprietary Immune Response Modifier, Resiquimod™, (and additional Toll-Like Receptor 7/8 agonists ("TLR")) for clinical study with the Company's proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology. The Company may be required to pay milestones of up to $3.8 million upon obtaining first approval for commercial sale of each product using this vaccine adjuvant and royalty payments in the low-single digits on any net product sales to 3M Company with respect to development and commercialization of the technology licensed from 3M Company.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

University of Southampton, UK ("Southampton")

        In November 2008, the Company entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In preclinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with the Company's other immunotherapies. The Company may be required to pay milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Southampton with respect to development and commercialization of the technology licensed from Southampton.

Amgen Inc. ("Amgen")

        In March 2009, the Company entered into a license agreement with Amgen to expand its Precision Targeted Immunotherapy Platform by acquiring exclusive rights to CDX-301 and CD40 ligand (CD40L). CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. The Company may be required to pay milestones of up to $1.3 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Amgen with respect to development and commercialization of this technology licensed from Amgen.

Seattle Genetics, Inc. ("Seattle Genetics")

        In connection with the CuraGen Merger, the Company assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary antibody-drug conjugate ("ADC") technology for use with the Company's proprietary antibodies for the potential treatment of cancer. The Company may be required to pay milestones of up to $7.5 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES

        The components of income tax expense attributable to continuing operations consist of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax benefit (provision):
Federal	$1,512	$12,750	$10,198
State	779	(1,757)	6,958
Foreign	107	126	193
Expiration of Net Operating Losses and Research & Development Tax Credits	(13,924)	(3,992)	(1,306)

	(11,526)	7,127	16,043
Deferred tax valuation allowance	11,526	(6,598)	(16,043)

	$—	$529	$—

        Included in the state tax provision above for the year ended December 31, 2009 is the effect of a rate decrease on the deferred tax asset and liabilities offset by a $0.5 million tax benefit due to non-cash tax consequences of the CuraGen Merger.

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2010	2009	2008
	(In thousands)
Pre-tax book income (loss)	$(2,533)	$(37,054)	$(47,501)

Loss at Statutory Rates	(838)	(12,571)	(16,109)
Research and Development Credits	(1,498)	(1,456)	(1,325)
State Taxes	(779)	1,757	(6,958)
Other	717	1,151	85
IPR&D	—	—	6,958
Expiration of Net Operating Losses and Research & Development Tax Credits	13,924	3,992	1,306
Change in Valuation Allowance	(11,526)	6,598	16,043

Income tax (benefit) provision	$—	$(529)	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        The principal components of the deferred tax assets and liabilities at December 31, 2010 and 2009, respectively, are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$50,228	$55,715
Tax Credit Carryforwards	17,998	16,735
Deferred Expenses	23,705	17,300
Stock-based Compensation	3,066	3,795
Fixed Assets	1,957	2,088
Accrued Expenses and Other	311	1,122
Deferred Revenue	—	15,535

	97,265	112,290
Gross Deferred Tax Liabilities
Other Acquired Intangibles	(5,615)	(6,500)
IPR&D Intangibles	(4,661)	(4,661)
Deferred License Costs and Other	(37)	(2,651)

	(10,313)	(13,812)

Total Deferred Tax Assets and Liabilities	86,952	98,478
Deferred Tax Assets Valuation Allowance	(91,613)	(103,139)

Net Deferred Tax Asset (Liability)	$(4,661)	$(4,661)

        The net deferred tax liability of $4.7 million at December 31, 2010 and 2009 primarily relates to the temporary differences associated with the IPR&D intangible assets acquired in the CuraGen Merger, which are not deductible for tax purposes.

        As of December 31, 2010, the Company had the following federal net operating loss ("NOL") carryforwards:

  •
  Prior to the merger of Celldex and AVANT, $33.0 million was generated by Celldex Research which expire at various dates starting in 2023 and going through 2028;

  •
  Prior to the merger of Celldex and AVANT, $132.2 million, net of expirations and utilization, was generated by AVANT which expire at various dates starting in 2011 and going through 2028. NOLs of $0.8 million were utilized in 2009 and $12.1 million in NOLs expired in 2010;

  •
  Following the merger of Celldex and AVANT, $53.1 million was generated by the combined company which expire at various dates starting in 2028 and going through 2030; and

  •
  Prior to its acquisition by Celldex, $518.3 million was generated by CuraGen.

        In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such ownership changes can significantly limit the amount of NOL carryforwards that may be utilized in future periods. The

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

Company currently expects that it is remote that the CuraGen loss carryforwards may be utilized and, as such, no related asset has been recorded for such losses. The Company has not completed an analysis of losses generated by AVANT, however, the Company believes it is remote that $92.9 million of the AVANT loss carryforwards may be utilized in future periods and there may be substantial limitations on the Company's ability to use the remaining losses of $39.4 million. Following the merger of Celldex and AVANT, the Company experienced changes in ownership as defined by Section 382 in June 2009 and December 2009. Further, prior to the merger of AVANT and Celldex, Celldex Research as a stand alone company experienced a change in ownership in October 2007. As a result of the ownership change in October 2007, utilization of the Celldex Research Federal NOLs is subject to an annual limitation of $4.5 million on $28.3 million of NOLs generated before that date. As a result of the company ownership changes in June 2009 and December 2009, there is an annual limitation amount of $6.0 million on $67.7 million NOLs. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

        Similar to the AVANT and CuraGen NOL carryforwards above, the Company believes that it is remote that federal and state research and development ("R&D") credits of $20.6 million and $14.4 million, respectively, will be utilized in the future periods. Further, the Company's ability to use the state NOL carryforwards of approximately $69.0 million and the remaining federal and state R&D credit carryforwards of approximately $12.6 million and $8.1 million, respectively, may be substantially limited. These state NOLs and federal and state credits expire at various dates starting in 2011 going through 2030. The Company has not yet completed a study of these credits to substantiate the amounts. Until a study is completed, no amounts are being presented as an uncertain tax position.

        Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        As of December 31, 2010, the Company also has foreign NOL carryforwards of approximately $35.3 million in the UK which expire over various periods. The Company is in the process of liquidating its foreign subsidiary which generated these losses. Upon liquidation, these foreign NOLs will be lost and, as such, no related asset has been recorded for such losses.

        Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is currently under examination by the Internal Revenue Service with respect to 2008. The Company is not currently under examination by any other jurisdictions for any tax year.

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at December 31, 2010 against the Company's net deferred tax assets.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) COMMITMENTS AND CONTINGENCIES

        The Company has facility and equipment leases that expire at various dates through 2017. Certain of these facility leases contain renewal options, provisions that escalate the base rent payments and require the Company to pay common area maintenance costs ("CAM") during the lease term. The Company entered into a letter of credit facility with a national U.S. financial institution which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey. The Company recorded restricted cash related to this security deposit of $0.2 million to other assets in the consolidated balance sheets at December 31, 2010 and December 31, 2009.

        Obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2010 are approximately as follows (in thousands):

2011	$2,470
2012	2,698
2013	2,730
2014	2,773
2015	2,866
2016 and thereafter	4,134

Total minimum lease payments	$17,671

        The Company's total rent and CAM expense for all facility leases was $2.5 million, $2.5 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(17) SEVERANCE ARRANGEMENTS

        Dr. Ronald C. Newbold, former Senior Vice President, Business Development, resigned from his position effective March 1, 2009 pursuant to the provision of his employment agreement that deems a resignation within the year following a change of control (in this case, the AVANT Merger) as a termination resulting from a change of control. In accordance with Dr. Newbold's employment agreement, the Company recorded severance expense during the year ended December 31, 2009 of $0.7 million including non-cash stock-based compensation expense related to the acceleration of vesting of options to purchase 107,485 shares of Company common stock as provided for under Dr. Newbold's employment agreement.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(19) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
	(In thousands, except per share amounts)
Total revenue	$3,713	$2,951	$2,408	$37,721
Net (loss) income	(6,582)	(9,525)	(9,087)	22,661
Basic net (loss) income per common share	(0.21)	(0.30)	(0.28)	0.71
Diluted net (loss) income per common share	(0.21)	(0.30)	(0.28)	0.70

2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
	(In thousands, except per share amounts)
Total revenue	$3,732	$2,685	$4,030	$4,733
Net loss	(7,703)	(8,705)	(7,174)	(12,943)
Basic and diluted net loss per common share	(0.49)	(0.55)	(0.45)	(0.41)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2011 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2011 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2011 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2011 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2011 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2011 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2011 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2011 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2011 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements:

        The Financial Statements and Supplementary Data are included in Part II Item 8 of this report.

  (2)
  Financial Statement Schedules:

        Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	8-K (000-15006)	2.1	10/22/07
2.2	Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc.	8-K (000-15006)	2.1	5/29/09
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Amended and Restated By-Laws as of March 14, 2007	10-K (000-15006)	3.5	3/18/08
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	S-3 (000-15006)	4.17	4/5/10
4.2	Shareholder Rights Agreement dated November 5, 2004	8-A (000-15006)	4.1	11/8/04
4.3	Amendment No. 1 to Shareholder Rights Agreement dated October 19, 2007	8-A/A (000-15006)	10.1	10/22/07

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.4	Amendment No. 2 to Shareholder Rights Agreement dated March 7, 2008	8-A/A (000-15006)	10.1	3/7/08
4.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
4.6	Indenture, dated February 17, 2004 between CuraGen and Trustee	10-K (000-15006)	4.5	3/12/10
4.7	Supplemental Indenture, dated September 30, 2009, by and among Celldex, CuraGen, Merger Sub, and Trustee.	8-K (000-15006)	4.1	10/2/09
4.8	Second Supplemental Indenture, dated December 31, 2009, by and among Celldex, CuraGen, and Trustee.	8-K (000-15006)	4.1	12/31/09
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 53 LLC dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
*10.4	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.5	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.6	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.7	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.8	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.9	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.10	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.11	Lease Agreement dated as of October 21, 2005 by and between Phillipsburg Associates, L.P. and the Company.	S-4 (333-148291)	10.10	1/18/08
10.12	First Amendment to Lease between Phillipsburg Associates, L.P. and the Company dated October 11, 2010	10-Q/A (000-15006)	10.1	12/23/10
10.13	Subordination, Non-Disturbance and Attornment Agreement between Bank of America and the Company dated October 11, 2010	10-Q/A (000-15006)	10.2	12/23/10
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.14	License and Royalty Agreement by and between Pfizer Inc and the Company dated as of December 1, 2000	10-K (000-15006)	10.13	3/27/01
*10.15	Amendment to License and Royalty Agreement by and between Pfizer Inc and the Company dated as of December 1, 2000	10-K (000-15006)	10.14	3/27/01
*10.16	Collaborative Research and Development Agreement by and between Pfizer Inc. and the Company dated as of December 1, 2000	10-K (000-15006)	10.15	3/27/01
*10.17	License Agreement between the Company and SmithKline Beecham PLC dated as of December 1, 1997	10-K (000-15006)	10.20	3/28/00
10.18	Amendment Agreement, dated January 9, 2003, between the Company and SmithKline Beecham PLC	10-K/A (000-15006)	10.21	9/12/03
10.19	License Agreement, dated as of January 31, 2003, by and between the Company and Elan Drug Delivery Limited	10-K/A (000-15006)	10.22	9/12/03
10.20	License and Clinical Trials Agreement, effective as of February 27, 1995, between the Company and the James N. Gamble Institute of Medical Research	10-K/A (000-15006)	10.23	9/12/03
10.21	Amendment Agreement between Cincinnati Children's Hospital Medical Center and the Company dated November 17, 2003	10-K/A (000-15006)	10.10	12/23/10
10.22	License Agreement, dated as of November 25, 1988, by and among The Johns Hopkins University, Brigham and Women's Hospital and the Company	10-K/A (000-15006)	10.28	9/12/03
10.23	Purchase Agreement, dated as of May 16, 2005, by and between the Company and PRF Vaccine Holdings LLC	8-K (000-15006)	10.1	5/18/05
10.24	Amendment Agreement to Purchase Agreement between the Company and PRF Vaccine Holdings LLC, dated as of March 14, 2006	8-K (000-15006)	10.1	3/15/06

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.25	Exclusive License Agreement dated February 1, 2003 by and between Thomas Jefferson University ("TJU") and the Company	S-4 (333-148291)	10.1	1/18/08
*10.26	Amendment to License Agreement between Thomas Jefferson University and the Company dated March 27, 2008	10-K/A (000-15006)	10.12	12/23/10
*10.27	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and the Company	S-4 (333-148291)	10.2	1/18/08
*10.28	License Agreement dated September 1, 2006 by and between Duke University and the Company	S-4 (333-148291)	10.3	1/18/08
10.29	Amendment to License Agreement between Duke University and the Company dated April 2, 2008	10-K/A (000-15006)	10.5	12/23/10
*10.30	License Agreement between Duke University, The Johns Hopkins University and the Company dated December 31, 2003	10-K/A (000-15006)	10.11	12/23/10
*10.31	Amendment to License Agreement between Duke University, The Johns Hopkins University and the Company dated April 2, 2008	10-K/A (000-15006)	10.13	12/23/10
*10.32	Assignment and License Agreement, as amended, dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.4	1/18/08
*10.33	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.34	Supply Agreement dated August 18, 2006 by and between the Company and Biosyn	S-4 (333-148291)	10.9	1/18/08
10.35	License and Development Agreement dated as of April 16, 2008 between the Company and Pfizer Vaccines, LLC	10-Q (000-15006)	10.1	5/19/08
*10.36	Research Collaboration and Commercialization Agreement effective October 20, 2006 between the Company and the Ludwig Institute for Cancer Research	10-K (000-15006)	10.45	3/2/09
*10.37	Vaccine Adjuvant License and Collaboration Agreement dated on May 30, 2008 between the Company and 3M Innovation Properties Company	10-K (000-15006)	10.46	3/2/09
*10.38	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.39	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.40	Collaboration Agreement dated June 18, 2004 between Seattle Genetics and CuraGen	10-K (000-15006)	10.27	3/12/10
*10.41	Second Restated Collaboration Agreement dated April 12, 2004 and amended October 19, 2004 between Abgenix Inc. and CuraGen	10-K (000-15006)	10.28	3/12/10
10.42	Amgen Letter Agreement, by and between CuraGen and Amgen Fremont, Inc. dated May 2, 2009	10-K (000-15006)	10.29	3/12/10
*10.43	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen	10-K (000-15006)	10.30	3/12/10
*10.44	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
Material Contracts—Stock Purchase, Financing and Credit Agreements
*10.45	Security Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.2	4/30/04
*10.46	Secured Promissory Note: Equipment Loan, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.3	4/30/04
10.47	Amendment to Loan Documents, between the Company and Massachusetts Development Finance Agency dated January 1, 2009	10-K/A (000-15006)	10.2	12/23/10
10.48	Allonge to Promissory Note, between the Company and Massachusetts Development Finance Agency dated January 1, 2009	10-K/A (000-15006)	10.3	12/23/10
10.49	Amendment to Security Agreement, between the Company and Massachusetts Development Finance Agency dated January 1, 2009	10-K/A (000-15006)	10.4	12/23/10
*10.50	Common Stock Purchase Agreement dated as of April 16, 2008 between the Company and Pfizer Vaccines, LLC	10-Q (000-15006)	10.2	8/11/08
10.51	Loan and Security Agreement, dated as of December 30, 2010, by and among Celldex Therapeutics, Inc., Celldex Research Corporation and MidCap Financial, LLC.	8-K (000-15006)	10.1.1	1/6/11
10.52	Promissory Note issued by Celldex Therapeutics, Inc. and Celldex Research Corporation to MidCap Financial, LLC.	8-K (000-15006)	10.1.2	1/6/11
10.53	Joinder and First Loan Modification Agreement, dated as of March 7, 2011, by and among Celldex Therapeutics, Inc., Celldex Research Corporation, MidCap Funding V, LLC and General Electric Capital Corporation.	Filed herewith

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.54	Promissory Note issued by Celldex Therapeutics, Inc. and Celldex Research Corporation to General Electric Capital Corporation.	Filed herewith
10.55	Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	10.1.3	1/6/11
Material Contracts—Management Contracts and Compensatory Plans
†10.56	2008 Stock Option and Incentive Plan, as amended and restated	10-K (000-15006)	10.34	3/12/10
†10.57	2004 Employee Stock Purchase Plan, as amended and restated	10-K (000-15006)	10.35	3/12/10
†10.58	Employment Agreement, dated January 6, 2009, by and between the Company and Avery W. Catlin	8-K (000-15006)	10.1	1/8/09
†10.59	Employment Agreement, dated January 6, 2009, by and between the Company and Thomas Davis, MD	8-K (000-15006)	10.2	1/8/09
†10.60	Employment Agreement, dated January 6, 2009, by and between the Company and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	1/8/09
†10.61	Amended and Restated Employment Agreement, dated January 6, 2009, by and between the Company and Anthony S. Marucci.	8-K (000-15006)	10.4	1/8/09
†10.62	Form of Stock Option Agreement	8-K (000-15006)	10.1	1/25/10
†10.63	CuraGen 2007 Stock Incentive Plan, amended and restated	10-K (000-15006)	10.41	3/12/10
†10.64	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm of Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.)	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
March 9, 2011		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2011
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2011
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	March 9, 2011
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	March 9, 2011
/s/ GEORGE O. ELSTON George O. Elston	Director	March 9, 2011
/s/ KAREN SHOOS LIPTON Karen Shoos Lipton	Director	March 9, 2011
/s/ DR. RAJESH B. PAREKH Dr. Rajesh B. Parekh	Director	March 9, 2011
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 9, 2011
/s/ TIMOTHY M. SHANNON, M.D. Timothy M. Shannon, M.D.	Director	March 9, 2011