Form 10-Q
period 2011-03-31
Celldex Therapeutics, Inc.
filed 2011-05-05
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 28, 2011, 32,555,382 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Three Months Ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,140	$21,287
Marketable Securities	34,167	39,811
Accounts and Other Receivables	243	324
Prepaid and Other Current Assets	1,678	1,525
Total Current Assets	46,228	62,947
Property and Equipment, Net	10,472	10,832
Intangible Assets, Net	26,353	26,836
Goodwill	8,965	8,965
Other Assets	386	363
Total Assets	$92,404	$109,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$738	$931
Accrued Expenses	4,200	4,936
Current Portion of Long-Term Liabilities	649	818
Current Portion of Term Loan	3,333	1,111
Convertible Subordinated Debt	—	12,412
Total Current Liabilities	8,920	20,208
Term Loan, less Current Portion	11,697	8,889
Other Long-Term Liabilities	6,002	5,591
Total Liabilities	26,619	34,688

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2011 and December 31, 2010	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 32,055,382 Shares Issued and Outstanding at March 31, 2011 and December 31, 2010	32	32
Additional Paid-In Capital	233,259	232,679
Accumulated Other Comprehensive Income	2,760	2,751
Accumulated Deficit	(170,266)	(160,207)
Total Stockholders’ Equity	65,785	75,255
Total Liabilities and Stockholders’ Equity	$92,404	$109,943

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUE:
Product Development and Licensing Agreements	$14	$1,347
Contracts and Grants	—	220
Product Royalties	2,502	2,146
Total Revenue	2,516	3,713

OPERATING EXPENSE:
Research and Development	6,853	6,438
Royalty	2,502	2,327
General and Administrative	2,386	2,835
Gain on Sale of Assets	(50)	—
Amortization of Acquired Intangible Assets	483	1,520
Total Operating Expense	12,174	13,120

Operating Loss	(9,658)	(9,407)
Investment and Other Income, Net	84	3,162
Interest Expense	(485)	(337)
Net Loss	$(10,059)	$(6,582)

Basic and Diluted Net Loss Per Common Share (Note 4)	$(0.31)	$(0.21)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 4)	32,047	31,695

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(10,059)	$(6,582)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	562	908
Amortization of Intangible Assets	483	1,520
Amortization of Accretion of Marketable Securities	244	—
Realized Loss on Sales and Maturities of Marketable Securities	5	21
Gain on Sales or Disposal of Assets	(55)	—
Stock-Based Compensation Expense	580	970
Non-Cash Interest Expense	135	182
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	81	(315)
Prepaid and Other Current Assets	(162)	(1,079)
Other Assets	(37)	182
Accounts Payable and Accrued Expenses	(929)	(1,633)
Deferred Revenue	—	(1,100)
Other Long-Term Liabilities	288	(14)
Net Cash Used in Operating Activities	(8,864)	(6,940)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	8,653	6,816
Purchases of Marketable Securities	(3,245)	(13,968)
Acquisition of Property and Equipment	(202)	(384)
Proceeds from Sales or Disposal of Assets	64	—
Net Cash Provided by (Used in) Investing Activities	5,270	(7,536)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	—	187
Issuance of Term Loan	5,000	—
Payment of Convertible Subordinated Debt	(12,503)	—
Payments of Other Long-Term Liabilities	(46)	(46)
Net Cash (Used in) Provided by Financing Activities	(7,549)	141

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(1)

Net Decrease in Cash and Cash Equivalents	(11,147)	(14,336)
Cash and Cash Equivalents at Beginning of Period	21,287	57,002
Cash and Cash Equivalents at End of Period	$10,140	$42,666

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2011.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2011.

At March 31, 2011, the Company had cash, cash equivalents and marketable securities of $44.3 million; working capital of $37.3 million; and a Term Loan balance of $15.0 million. The Company incurred a loss of $10.1 million for the three months ended March 31, 2011.  Net cash used in operations for the three months ended March 31, 2011 was $8.9 million.  In April 2011, the Company sold 500,000 shares of common stock under the Cantor Agreement and raised $2.1 million in gross proceeds.  The Company believes that the cash, cash equivalents and marketable securities at March 31, 2011 in addition to the $2.1 million raised from the completed sales of common stock under the Cantor Agreement, interest income on invested funds and the Company’s ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

During the next twelve months, the Company will take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the adoption of new accounting standards during the first three months of 2011 as discussed below.

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

In January 2011, the Company adopted a new U.S. GAAP accounting standard which revises the accounting guidance for milestone revenue recognition. The new guidance allows for revenue recognition contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive.  The Company adopted this guidance beginning with agreements entered into on or after January 1, 2011. This standard may impact the Company in the event it completes future transactions or collaborative relationships that include milestone payments.

(3)  Comprehensive Loss

For the three months ended March 31, 2011 and 2010, comprehensive loss was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Net loss	$(10,059)	$(6,582)
Other comprehensive gain (loss):
Unrealized gain on marketable securities	13	118
Unrealized foreign exchange translation loss	(4)	(1)
Total other comprehensive gain	9	117
Total comprehensive loss	$(10,050)	$(6,465)

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

	Three months ended March 31,
	2011	2010

Stock options	3,727,434	4,299,850
Convertible debt	—	353,563
Restricted stock	4,669	12,000
	3,732,103	4,665,413

In connection with the acquisition of CuraGen Corporation (“CuraGen”), the Company assumed the $12.5 million in 4% convertible subordinated debt due February 15, 2011 (the “CuraGen Debt”).  Effective October 1, 2009, Celldex, CuraGen, and The Bank of New York Mellon (the “Trustee”) amended the CuraGen Debt to provide that the CuraGen Debt shall be convertible into 353,563 shares of Celldex common stock at the rate of 28.27823 shares of Celldex common stock per $1,000 principal amount of notes, or $35.36 per share. The initial carrying value of the CuraGen Debt was accreted ratably, over the term of the CuraGen Debt, to $12.5 million due at maturity.  In February 2011, the Company paid the Trustee $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt.

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of March 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$2,725	$2,725	—	—
Marketable securities	$34,167	—	$34,167	—
	$36,892	$2,725	$34,167	—

	As of December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$10,975	$10,975	—	—
Marketable securities	$39,811	—	$39,811	—
	$50,786	$10,975	$39,811	—

There have been no transfers of assets or liabilities between the fair value measurement classifications.  The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. Marketable securities have been valued at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.  Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value approximates the carrying value of the principal portion of the Term Loan and note payable at March 31, 2011.  Intangible assets acquired in business combinations were accounted for using Level 3 inputs.

(6) Marketable Securities

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$15,137	$107	$—	$15,244
Maturing after one year through two years	8,689	52	—	8,741
Total U.S. government and municipal obligations	$23,826	$159	$—	$23,985
Corporate debt securities
Maturing in one year or less	$8,063	$12	$—	$8,075
Maturing after one year through two years	2,110	—	(3)	2,107
Total corporate debt securities	$10,173	$12	$(3)	$10,182
Total marketable securities	$33,999	$171	$(3)	$34,167

December 31, 2010
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$14,836	$35	$—	$14,871
Maturing after one year through two years	11,428	103	—	11,531
Total U.S. government and municipal obligations	$26,264	$138	$—	$26,402
Corporate debt securities
Maturing in one year or less	$11,798	$18	$(2)	$11,814
Maturing after one year through two years	1,594	1	—	1,595
Total corporate debt securities	$13,392	$19	$(2)	$13,409
Total marketable securities	$39,656	$157	$(2)	$39,811

As of March 31, 2011, unrealized losses in the portfolio were primarily due to increases in interest rates. The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of March 31, 2011.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2011			December 31, 2010
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(1,345)	13,155	14,500	$(1,121)	13,379
TopoTarget Agreement	1.75 years	2,400	(2,229)	171	2,400	(2,057)	343
Core Technology	4.5 - 11 years	1,948	(1,106)	842	1,948	(1,040)	908
Strategic Partner Agreement	8 years	630	(245)	385	630	(224)	406
Total Intangible Assets		$31,278	$(4,925)	$26,353	$31,278	$(4,442)	$26,836
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The estimated fair value attributed to the April 2008 agreement (“TopoTarget Agreement”) between the Company (as a successor to CuraGen) and TopoTarget A/S (“TopoTarget”) relates to the Company’s rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (“TopoTarget Payments”).  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company’s receipt of $3 million of the TopoTarget Payments.  The Company recorded this cash receipt as Other Income for the three months ended March 31, 2010.

(8) Term Loan

In December 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (“MidCap”) pursuant to which the Company borrowed $10 million (the “Term Loan”) from MidCap.  In March 2011, as the Company had anticipated, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (“GECC”) (collectively with MidCap, the “Lenders”) to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.  Interest on the Term Loan is payable monthly and principal is due in 27 equal consecutive monthly installments commencing on October 1, 2011. Notwithstanding the foregoing, all unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.

The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company’s existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company’s obligations under the Loan Agreement may be automatically accelerated, whereupon the Company’s obligations under the Loan Agreement shall be immediately due and payable. At March 31, 2011, the Company believes it is in compliance with the Loan Agreement.

Upon repayment of the Term Loan in full, the Company is also obligated to make a final payment fee of $0.5 million (“Final Payment”) which the Company is accreting ratably over the term of the Term Loan to interest expense.  At March 31, 2011 and December 31, 2010, the Company had $0.2 million in capitalized deferred financing costs incurred in connection with the Term Loan and is amortizing these costs over the term of the Term Loan to interest expense.  Interest expense on the Term Loan including the accretion of the Final Payment and amortization of the deferred financing costs was $0.3 million for the three months ended March 31, 2011.

(9) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Deferred Rent	$453	$450
CuraGen Severance	428	685
Deferred Tax Liabilities	4,661	4,661
Deferred Income from Sale of Tax Benefits	510	—
Deferred Revenue	32	—
Loan Payable	567	581
Note Payable	—	32
Total	6,651	6,409
Less Current Portion	(649)	(818)
Long-Term Portion	$6,002	$5,591

In January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.6 million (consisting of R&D tax credits) to an independent third party for $0.5 million.  Under the agreement, the Company must maintain a base of operations in NJ for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.

(10) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. The Company agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. As of March 31, 2011, the Company had not sold any shares of common stock under the Cantor Agreement.  In April 2011, the Company sold 500,000 shares of common stock under the Cantor Agreement and raised $2.1 million in gross proceeds.

(11)  Stock-Based Compensation

The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”), the 2008 Stock Option and Incentive Plan (the “2008 Plan”), Celldex Research’s 2005 Equity Incentive Plan (the “Celldex Research 2005 Plan”) and the CuraGen 2007 Plan. The Company assumed the obligations under the Celldex Research 2005 Plan and CuraGen 2007 Plan in connection with the AVANT Merger and CuraGen Merger, respectively, and there are no shares available for future grant under either plan.

Employee Stock Purchase Plan

At March 31, 2011, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase up to 250 shares of common stock per year, through payroll deductions, at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date.  No shares were issued under the 2004 ESPP Plan during the three months ended March 31, 2011.  At March 31, 2011, 51,009 shares were available for issuance under the 2004 ESPP Plan.

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

At March 31, 2011, the 2008 Plan allowed for a maximum of 3,900,000 shares of common stock to be issued prior to October 19, 2017. The Company’s board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company).  Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

A summary of stock option activity for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2010	4,019,982	$6.93	6.6
Granted	16,250	$4.08
Exercised	—	—
Canceled	(308,798)	$8.08
Options Outstanding at March 31, 2011	3,727,434	$6.82	6.9
Options Vested and Expected to Vest at March 31, 2011	3,695,448	$6.83	6.9
Options Exercisable at March 31, 2011	2,638,599	$7.16	6.4
Shares Available for Grant under the 2008 Plan	1,780,463

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2011 was $2.57. The total fair value of stock options that vested during the three months ended March 31, 2011 was $1.1 million.

The aggregate intrinsic value of stock options outstanding at March 31, 2011 was $0.5 million. The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2011 was $0.5 million. As of March 31, 2011, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $3.5 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.3 years.

Restricted Stock

A summary of restricted stock activity under the 2008 Plan for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2010	9,338	$3.96
Granted	—	—
Vested	(4,669)	3.96
Canceled	—	—
Outstanding and unvested at March 31, 2011	4,669	$3.96

Valuation and Expenses Information

Stock-based compensation expense related to employee and non-employee stock options, restricted stock and employee stock purchases for the three months ended March 31, 2011 and 2010 was recorded as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Research and development	$361	$516
General and administrative	219	454
Total stock-based compensation expense	$580	$970

The fair values of employee and non-employee director stock options and employee stock purchases granted during the three months ended March 31, 2011 and 2010 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2011	2010
Expected stock price volatility (options)	68%	65%
Expected stock price volatility (2004 ESPP)	70%	51%
Expected option term (options)	6.0 Years	6.2 Years
Expected option term (2004 ESPP)	0.5 Years	0.5 Years
Risk-free interest rate (options)	2.9%	3.1 — 3.2%
Risk-free interest rate (2004 ESPP)	0.2%	0.2%
Expected dividend yield	None	None

(12)  Significant Revenue Arrangements

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

In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the milestone payments and net royalties the Company will receive on worldwide sales of Rotarix®. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates on December 12, 2012, unless otherwise extended. The Company’s retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.  Product royalty revenue and royalty expense related to the Company’s retained interest in Rotarix® was $2.5 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively.

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

On September 1, 2010, the Company received written notice (the “Pfizer Notice”) from Pfizer of termination with respect to the Pfizer Agreement. The Pfizer Notice was given under a provision of the Pfizer Agreement which permitted termination at any time and for any reason, upon 60-days’ written notice to the Company. The Pfizer Notice did not state a reason for termination. In November 2010, the Pfizer Agreement was terminated (the “Pfizer Termination”) and all rights to rindopepimut were returned to the Company.  As a result of the Pfizer Termination, during three months ended December 31, 2010, the Company recognized the remaining deferred revenue related to the Pfizer Agreement to product development and licensing agreement revenue. The Company recorded $1.3 million in product development and licensing agreement revenue under the Pfizer Agreement for the three months ended March 31, 2010.  Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut. The Company incurred and invoiced Pfizer $0.3 million in reimbursable costs related to the Pfizer collaboration for the three months ended March 31, 2010.

In connection with the Pfizer Agreement, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University. The Company recorded these deferred sublicense fees to other assets in the consolidated balance sheets and was amortizing them to royalty expense over the 9.5-year performance period. As a result of the Pfizer Termination, during three months ended December 31, 2010, the Company recognized the remaining deferred costs related to the Pfizer Agreement to royalty expense.  The Company recorded $0.2 million in royalty expense related to these deferred sublicense fees during the three months ended March 31, 2010.

Rockefeller University (“Rockefeller”)

The Company has provided research and development support to Rockefeller on the development of their vaccine, DCVax-001, which the Company refers to as CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS.  Payments to the Company are made on a time and materials basis.  No grant revenue was recorded from Rockefeller for the three months ended March 31, 2011.  The Company recorded grant revenue from Rockefeller of $0.2 million for the three months ended March 31, 2010.

(13)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is currently under examination by the Internal Revenue Service with respect to 2008.  The Company is not currently under examination by any other jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2011 and December 31, 2010 against the Company’s net deferred tax assets.

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

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, CDX-011, CDX-1307, CDX-1401, and other preclinical and clinical testing;

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and other reports that Celldex files with the Securities and Exchange Commission.

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

Our strategy is to develop and demonstrate proof-of-concept for our product candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development through commercialization ourselves. Demonstrating proof-of-concept for a product candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the product candidate and some data indicating its effectiveness. We thus leverage the value of our technology portfolio through corporate, governmental and non-governmental partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product. Our current collaborations include the commercialization of an oral human rotavirus vaccine by our partner GlaxoSmithKline. Our product candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

During the past five years through December 31, 2010, we incurred an aggregate of $96.4 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2011 and 2010. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
CLINICAL
Rindopepimut	$1,056	$304
CDX-011	972	932
CDX-1307	586	850
CDX-1401	608	765
CDX-1135	810	118
PRECLINICAL
CDX-301	228	1,894
CDX-1127	1,836	558
CDX-014	72	6
OTHER
Other Programs	685	1,011
Total R&D Expense	$6,853	$6,438

Clinical Development Programs

Rindopepimut (CDX-110)

Our lead clinical development program, rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor (“EGFR”), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth. EGFRvIII is commonly present in glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as lung, liver, and head and neck cancer. The Food and Drug Administration (“FDA”) has granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GBM as well as fast track designation.

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

The following table summarizes the progression free survival (“PFS”) and overall survival (“OS”) rates from clinical trials of rindopepimut as reported in November 2010 as compared to matched historical controls and the standard of care.

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

Discussions are ongoing with the FDA and other regulatory authorities regarding the registration strategy for rindopepimut.  We are currently planning to initiate a pivotal Phase 3 randomized study of rindopepimut in patients with GBM in the second half of 2011.

Glembatumumab Vedotin (CDX-011)

CDX-011 is an antibody-drug conjugate (ADC) that consists of a fully- human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E (MMAE). The CR011 antibody specifically targets glycoprotein NMB or (GPNMB) that is expressed in a variety of human cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. The ADC is designed to be stable in the bloodstream. Following intravenous administration, CDX-011 targets and binds to GPNMB and upon internalization into the targeted cell, CDX-011 is designed to release MMAE from CR011 to produce a cell-killing effect.

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

In May 2010, we initiated a 60 patient randomized (1:1) Phase 2 controlled study to evaluate the CDX-1307 regimen in both neoadjuvant and adjuvant settings in patients with newly diagnosed muscle-invasive bladder cancers that express hCG-Beta.  In April 2011, we amended the study design to be a 30 patient single-arm study.

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

In September 2009, we initiated enrollment in a dose-escalating Phase 1/2 clinical trial aimed at determining the optimal dose for further development based on the safety, tolerability, and immunogenicity of the CDX-1401 vaccine. The trial will evaluate three different doses of the vaccine in combination with TLR agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. We expect to enroll approximately 70 patients with solid tumor cancers at multiple clinical sites in the United States.

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

Preclinical and Other Development Programs

CDX-301

CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) that we licensed from Amgen in March 2009. CDX-301 is a growth factor for stem cells and immune cells called dendritic cells. Based on previous experience with this molecule, we believe that CDX-301 has considerable opportunity in various transplant settings as a stem cell mobilizing agent. In addition, CDX-301 is an immune modulating molecule that increases the numbers and activity of specific types of immune cells. We believe CDX-301 has significant opportunity for synergistic development in combination with proprietary molecules in our portfolio. In March 2011, we filed an Investigational

New Drug (“IND”) application for CDX-301.

CDX-1127

We have entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In preclinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapy. CD27 is a critical molecule in the activation pathway of lymphocytes. It acts downstream from CD40 and may provide a novel way to regulate the immune responses. In September 2010, we exercised an option under our Research and Commercialization Agreement with Medarex, whereby we have a commercial license to the human antibody technology specifically for our CD27 antibody. Preclinical models with our human monoclonal antibody to CD27 have demonstrated immune cell activation and anti-tumor responses. We expect to initiate a dose escalation Phase 1 study during the fourth quarter of 2011 after completing required preclinical toxicology studies.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for business combinations, revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$14	$1,347	$(1,333)	(99)%
Contracts and Grants	—	220	(220)	(100)%
Product Royalties	2,502	2,146	356	17%
Total Revenue	$2,516	$3,713	$(1,197)	(32)%
Operating Expense:
Research and Development	6,853	6,438	415	6%
Royalty	2,502	2,327	175	8%
General and Administrative	2,386	2,835	(449)	(16)%
Gain on Sale of Assets	(50)	—	(50)	n/a
Amortization of Acquired Intangible Assets	483	1,520	(1,037)	(68)%
Total Operating Expense	12,174	13,120	(946)	(7)%
Operating Loss	(9,658)	(9,407)	251	3%
Investment and Other Income, Net	84	3,162	(3,078)	(97)%
Interest Expense	(485)	(337)	148	44%
Net Loss	$(10,059)	$(6,582)	$3,477	53%

Net Loss

The $3.5 million increase in net loss for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of a decrease in other income and product development and licensing agreement revenue, partially offset by a decrease in amortization expense on acquired intangible assets.

Revenue

The $1.3 million decrease in product development and licensing agreement revenue for the three months ended March 31, 2011 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred revenue related to the Pfizer Agreement in 2010.  The $0.2 million decrease in contract and grant revenue for the three months ended March 31, 2011 was due to a decrease in revenue related to our vaccine development work on Rockefeller’s DCVax-001 (CDX-2401) program.  The $0.4 million increase in product royalty revenue for the three months ended March 31, 2011 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Personnel	$3,203	$3,160	$43	1%
Laboratory Supplies	530	536	(6)	(1)%
Facility	1,174	1,491	(317)	(21)%
Product Development	1,369	791	578	73%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The increase in personnel expenses for the three months ended March 31, 2011 was primarily due to higher headcount partially offset by a decrease in stock-based compensation expense.  We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  Laboratory supply expense for the three months ended March 31, 2011 was relatively consistent as compared to the three months ended March 31, 2010.  We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.3 million decrease in facility expenses for the three months ended March 31, 2011 was primarily due to lower depreciation and amortization expenses.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.6 million increase in product development expenses for the three months ended March 31, 2011 was primarily due to an increase in clinical expenses of $0.4 million largely due to our rindopepimut and CDX-011 programs.  We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial expenses related to our rindopepimut program, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $0.2 million increase in royalty expenses for the three months ended March 31, 2011 was due to an increase in Rotarix® related product royalty fees, partially offset by the lack of sublicense royalty fees during the three months ended March 31, 2011 due to the Pfizer Termination which resulted in us recognizing the remaining deferred sublicense fees related to the Pfizer Agreement in 2010.  Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

The $0.4 million decrease in general and administrative expenses for the three months ended March 31, 2011 was primarily due to $0.2 million in lower stock-based compensation expense.  We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $1.0 million decrease in amortization expenses for the three months ended March 31, 2011 was due to the TopoTarget Agreement intangible asset acquired in connection with the CuraGen Merger.  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the three months ended March 31, 2010 and we recorded amortization expense related to the TopoTarget Agreement of $1.2 million for the three months ended March 31, 2010.  We expect amortization expense of acquired intangible assets to decrease over the next twelve months as the remaining value of the TopoTarget Agreement is being amortized through June 2011.

Investment and Other Income, Net

The $3.1 million decrease in investment and other income, net for the three months ended March 31, 2011 was primarily due to $3.0 million received in connection with the TopoTarget Agreement during the three months ended March 31, 2010.  We anticipate investment income to decrease over the next twelve months due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of operations.

Interest Expense

The $0.1 million increase in interest expense for the three months ended March 31, 2011 was primarily due to the Term Loan we entered into in December 2010 and amended in March 2011.  In February 2011, we paid $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt.  We anticipate interest expense to remain relatively consistent over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $44.3 million. Our working capital at March 31, 2011 was $37.3 million. At March 31, 2011, our Term Loan balance was $15.0 million. We incurred a loss of $10.1 million for the three months ended March 31, 2011.  Net cash used in operations for the three months ended March 31, 2011 was $8.9 million.  In April 2011, the Company sold 500,000 shares of common stock under the Cantor Agreement and raised $2.1 million in gross proceeds.  We believe that the cash, cash equivalents and marketable securities at March 31, 2011 in addition to the $2.1 million raised from the completed sales of common stock under the Cantor Agreement, interest income on invested funds and our ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

Operating Activities

Net cash used in operating activities was $8.9 million for the three months ended March 31, 2011 compared to $6.9 million for the three months ended March 31, 2010. The increase in net cash used in operating activities was primarily due to decreases in other income and amortization of intangible assets during the three months ended March 31, 2011 resulting from the $3.0 million received in connection with the TopoTarget Agreement during the three months ended March 31, 2010.  We expect that cash used in operations will increase over the next twelve months primarily related to costs incurred on our rindopepimut program.

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

Investing Activities

Net cash provided by investing activities was $5.3 million for the three months ended March 31, 2011 compared to net cash used in investing activities of $7.5 million for the three months ended March 31, 2010. The increase in net cash provided by investing activities was primarily due to net sales of marketable securities for the three months ended March 31, 2011 of $5.4 million as compared to net purchases of marketable securities for the three months ended March 31, 2010 of $7.2 million.

Financing Activities

Net cash used in financing activities was $7.5 million for the three months ended March 31, 2011.  In February 2011, we paid $12.5 million to satisfy all outstanding principal related to the CuraGen Debt.  In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million.

Equity Offering

In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010.

On January 6, 2011, we entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. We agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. As of March 31, 2011, we had not sold any shares of common stock under the Cantor Agreement.  In April 2011, the Company sold 500,000 shares of common stock under the Cantor Agreement and raised $2.1 million in gross proceeds.

Term Loan

On December 30, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (“MidCap”) pursuant to which we borrowed $10 million (the “Term Loan”) from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.  Interest on the Term Loan is payable monthly and principal is due in 27 equal consecutive monthly installments commencing on October 1, 2011. Notwithstanding the foregoing, all unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. We may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.  Upon repayment of the Term Loan in full, we are also obligated to make a final payment fee of $0.5 million (“Final Payment”).

Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable.  At March 31, 2011, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 9, 2011 have not materially changed since we filed that report.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2011 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2011, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 5, 2011	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 5, 2011	Avery W. Catlin
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