Form 10-Q
period 2011-06-30
Celldex Therapeutics, Inc.
filed 2011-08-04
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 44,147,214 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,830	$21,287
Marketable Securities	60,406	39,811
Accounts and Other Receivables	163	324
Prepaid and Other Current Assets	1,890	1,525
Total Current Assets	73,289	62,947
Property and Equipment, Net	9,985	10,832
Intangible Assets, Net	25,870	26,836
Other Assets	367	363
Goodwill	8,965	8,965
Total Assets	$118,476	$109,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$514	$931
Accrued Expenses	4,416	4,936
Current Portion of Long-Term Liabilities	479	818
Current Portion of Term Loan	5,000	1,111
Convertible Subordinated Debt	—	12,412
Total Current Liabilities	10,409	20,208
Term Loan, less Current Portion	10,068	8,889
Other Long-Term Liabilities	5,994	5,591
Total Liabilities	26,471	34,688

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2011 and December 31, 2010	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 44,147,214 and 32,055,382 Shares Issued and Outstanding at June 30, 2011 and December 31, 2010, respectively	44	32
Additional Paid-In Capital	269,689	232,679
Accumulated Other Comprehensive Income	2,774	2,751
Accumulated Deficit	(180,502)	(160,207)
Total Stockholders’ Equity	92,005	75,255
Total Liabilities and Stockholders’ Equity	$118,476	$109,943

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUE:
Product Development and Licensing Agreements	$11	$1,399	$25	$2,746
Contracts and Grants	—	—	—	220
Product Royalties	1,941	1,552	4,443	3,698
Total Revenue	1,952	2,951	4,468	6,664

OPERATING EXPENSE:
Research and Development	7,169	7,256	14,021	13,694
Royalty	1,941	1,732	4,443	4,059
General and Administrative	2,240	2,591	4,626	5,426
Gain on Sale of Assets	—	—	(50)	—
Amortization of Acquired Intangible Assets	483	658	966	2,178
Total Operating Expense	11,833	12,237	24,006	25,357

Operating Loss	(9,881)	(9,286)	(19,538)	(18,693)
Investment and Other Income, Net	79	95	163	3,257
Interest Expense	(434)	(334)	(920)	(671)
Net Loss	$(10,236)	$(9,525)	$(20,295)	$(16,107)

Basic and Diluted Net Loss Per Common Share (Note 4)	$(0.27)	$(0.30)	$(0.58)	$(0.51)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 4)	37,463	31,815	34,770	31,755

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities:
Net Loss	$(20,295)	$(16,107)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,130	1,608
Amortization of Intangible Assets	966	2,178
Amortization and Premium of Marketable Securities	(242)	(520)
Realized Loss on Sales and Maturities of Marketable Securities	8	31
(Gain) Loss on Sale or Disposal of Assets	(55)	38
Stock-Based Compensation Expense	1,133	1,614
Non-Cash Interest Expense	192	364
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	161	(194)
Prepaid and Other Current Assets	(408)	(702)
Other Assets	(4)	373
Accounts Payable and Accrued Expenses	(937)	(1,853)
Deferred Revenue	—	(2,040)
Other Long-Term Liabilities	122	(1,405)
Net Cash Used in Operating Activities	(18,229)	(16,615)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	18,394	19,252
Purchases of Marketable Securities	(38,727)	(43,875)
Acquisition of Property and Equipment	(282)	(1,129)
Proceeds from Sale or Disposal of Assets	64	—
Net Cash Used in Investing Activities	(20,551)	(25,752)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	35,889	616
Issuance of Term Loan	5,000	—
Payment of Convertible Subordinated Debt	(12,503)	—
Payments of Other Long-Term Liabilities	(58)	(94)
Net Cash Provided by Financing Activities	28,328	522

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	1

Net Decrease in Cash and Cash Equivalents	(10,457)	(41,844)
Cash and Cash Equivalents at Beginning of Period	21,287	57,002
Cash and Cash Equivalents at End of Period	$10,830	$15,158

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

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

At June 30, 2011, the Company had cash, cash equivalents and marketable securities of $71.2 million; working capital of $62.9 million; and a Term Loan balance of $15.1 million. The Company incurred a loss of $20.3 million for the six months ended June 30, 2011.  Net cash used in operations for the six months ended June 30, 2011 was $18.2 million. The Company believes that the cash, cash equivalents and marketable securities at June 30, 2011 in addition to interest income on invested funds and the Company’s ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

The Company raised net proceeds of $35.9 million from the sale of its common stock during the three months ended June 30, 2011.  During the next twelve months, the Company expects to take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the adoption of new accounting standards during the first six months of 2011 as discussed below.

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

In June 2011, the FASB issued a new U.S. GAAP accounting standard which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  This new standard eliminates the option to present components of other comprehensive income as part of the statement of equity and will be effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this new standard to have a material effect on its operating results or financial position.

(3)  Comprehensive Loss

For the three and six months ended June 30, 2011 and 2010, comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(10,236)	$(9,525)	$(20,295)	$(16,107)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	15	(7)	28	111
Unrealized foreign exchange translation (loss) gain	(1)	2	(5)	1
Total other comprehensive gain (loss)	14	(5)	23	112
Total comprehensive loss	$(10,222)	$(9,530)	$(20,272)	$(15,995)

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

	Six months ended June 30,
	2011	2010

Stock options	3,716,282	4,176,328
Convertible debt	—	353,563
Restricted stock	12,000	8,000
	3,728,282	4,537,891

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

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$4,564	$4,564	—	—
Marketable securities	$60,406	—	$60,406	—
	$64,970	$4,564	$60,406	—

	As of December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$10,975	$10,975	—	—
Marketable securities	$39,811	—	$39,811	—
	$50,786	$10,975	$39,811	—

There have been no transfers of assets or liabilities between the fair value measurement classifications.  The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. Marketable securities have been valued at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.  Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value approximates the carrying value of the principal portion of the Term Loan and note payable at June 30, 2011.

(6)  Marketable Securities

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$14,196	$114	$—	$14,310
Maturing after one year through two years	21,679	74	(8)	21,745
Total U.S. government and municipal obligations	$35,875	$188	$(8)	$36,055
Corporate debt securities
Maturing in one year or less	$19,039	$7	$(1)	$19,045
Maturing after one year through two years	5,309	5	(8)	5,306
Total corporate debt securities	$24,348	$12	$(9)	$24,351
Total marketable securities	$60,223	$200	$(17)	$60,406

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

As of June 30, 2011, unrealized losses in the portfolio were primarily due to increases in interest rates. The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of June 30, 2011.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2011			December 31, 2010
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(1,570)	12,930	14,500	$(1,121)	13,379
TopoTarget Agreement	1.75 years	2,400	(2,400)	—	2,400	(2,057)	343
Core Technology	4.5 - 11 years	1,948	(1,174)	774	1,948	(1,040)	908
Strategic Partner Agreement	8 years	630	(264)	366	630	(224)	406
Total Intangible Assets		$31,278	$(5,408)	$25,870	$31,278	$(4,442)	$26,836
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The estimated fair value attributed to the April 2008 agreement (“TopoTarget Agreement”) between the Company (as a successor to CuraGen) and TopoTarget A/S (“TopoTarget”) relates to the Company’s rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (“TopoTarget Payments”).  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company’s receipt of $3 million of the TopoTarget Payments.  The Company recorded this cash receipt as Other Income for the six months ended June 30, 2010.

(8) Term Loan

In December 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (“MidCap”) pursuant to which the Company borrowed $10 million (the “Term Loan”) from MidCap.  In March 2011, as the Company had anticipated, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (“GECC”) (collectively with MidCap, the “Lenders”) to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.  Interest on the Term

Loan is payable monthly and principal is due in 27 equal consecutive monthly installments commencing on October 1, 2011. The Company has an option exercisable through September 28, 2011 to extend the interest-only period by 6 months which, if exercised, would make the principal due in 21 equal consecutive monthly installments commencing on April 1, 2012.  Notwithstanding the foregoing, all unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.

The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company’s existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company’s obligations under the Loan Agreement may be automatically accelerated, whereupon the Company’s obligations under the Loan Agreement shall be immediately due and payable. At June 30, 2011, the Company believes it is in compliance with the Loan Agreement.

Upon repayment of the Term Loan in full, the Company is also obligated to make a final payment fee of $0.5 million (“Final Payment”) which the Company is accreting ratably over the term of the Term Loan to interest expense.  At June 30, 2011 and December 31, 2010, the Company had $0.2 million in capitalized deferred financing costs incurred in connection with the Term Loan and is amortizing these costs over the term of the Term Loan to interest expense.  Interest expense on the Term Loan including the accretion of the Final Payment and amortization of the deferred financing costs was $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

(9) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Deferred Rent	$443	$450
Severance	282	685
Deferred Tax Liabilities	4,661	4,661
Deferred Income from Sale of Tax Benefits	510	—
Deferred Revenue	22	—
Loan Payable	555	581
Note Payable	—	32
Total	6,473	6,409
Less Current Portion	(479)	(818)
Long-Term Portion	$5,994	$5,591

In January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.6 million (consisting of R&D tax credits) to an independent third party for $0.5 million.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.

(10) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. The Company agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement.  During the three months ended June 30, 2011, the Company sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses.  As of June 30, 2011, the Company had 4,425,000 shares available to be sold under the Cantor Agreement.

In May 2011, the Company issued 11,500,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock.  The net proceeds to the Company were $33.7 million, after deducting underwriting fees and offering expenses.

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

Employee Stock Purchase Plan

At June 30, 2011, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase up to 250 shares of common stock per year, through payroll deductions, at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date.  During the six months ended June 30, 2011 and 2010, the Company issued 4,832 and 4,753 shares under the 2004 ESPP Plan, respectively. At June 30, 2011, 46,177 shares were available for issuance under the 2004 ESPP Plan.

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

At June 30, 2011, the 2008 Plan allowed for a maximum of 3,900,000 shares of common stock to be issued prior to October 19, 2017. The Company’s board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company).  Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2010	4,019,982	$6.93	6.6
Granted	20,250	$4.04
Exercised	—	—
Canceled	(323,950)	$8.05
Options Outstanding at June 30, 2011	3,716,282	$6.82	6.7
Options Vested and Expected to Vest at June 30, 2011	3,690,174	$6.83
Options Exercisable at June 30, 2011	2,731,904	$7.13
Shares Available for Grant under the 2008 Plan	1,779,615

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $2.54 and $2.81, respectively. The total fair value of stock options that vested during the six months ended June 30, 2011 and 2010 was $1.6 million and $1.9 million, respectively.

The aggregate intrinsic value of stock options outstanding at June 30, 2011 was $0.4 million. The aggregate intrinsic value of stock options vested and expected to vest at June 30, 2011 was $0.4 million. As of June 30, 2011, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $3.0 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.1 years.

Restricted Stock

A summary of restricted stock activity under the 2008 Plan for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2010	9,338	$3.96
Granted	12,000	3.24
Vested	(9,338)	3.96
Canceled	—	—
Outstanding and unvested at June 30, 2011	12,000	$3.24

Valuation and Expenses Information

Stock-based compensation expense related to employee and non-employee stock options, restricted stock and employee stock purchases for the three and six months ended June 30, 2011 and 2010 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$344	$393	$705	$909
General and administrative	209	251	428	705
Total stock-based compensation expense	$553	$644	$1,133	$1,614

The fair values of employee and non-employee director stock options and employee stock purchases granted during the three and six months ended June 30, 2011 and 2010 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected stock price volatility (options)	68%	66%	68%	65-66%
Expected stock price volatility (2004 ESPP)	70%	51%	70%	51%
Expected option term (options)	6.0 years	6.2 years	6.0 years	6.2 years
Expected option term (2004 ESPP)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate (options)	2.5%	2.9%	2.5-2.9%	2.9-3.2%
Risk-free interest rate (2004 ESPP)	0.2%	0.2%	0.2%	0.2%
Expected dividend yield	None	None	None	None

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is currently under examination for sales and use taxes by the State of Massachusetts for the period December 2008 through March 2011 and by the Internal Revenue Service with respect to 2008.  The Company is not currently under examination by any other jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2011 and December 31, 2010 against the Company’s net deferred tax assets.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•      our ability to successfully complete product research and further development, including animal, preclinical and clinical studies, and commercialization of rindopepimut, CDX-011, CDX-1401, CDX-1135, CDX-1127 and other products and the growth of the markets for those product candidates;

•      our ability to raise sufficient capital to meet our long-term liquidity needs, on terms acceptable to us, or at all;

•      the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, CDX-011, CDX-1401, and other preclinical and clinical testing;

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

•      our ability to manage multiple clinical trials for a variety of product candidates at different stages of development, including our planned Phase 3 trial for rindopepimut;

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

OVERVIEW

We are a biopharmaceutical company currently focusing on the development of several immunotherapy technologies. Our lead programs include rindopepimut (CDX-110), a vaccine that is expected to enter into Phase 3 development for glioblastoma multiforme in the second half of 2011 and CDX-011, an antibody-drug conjugate currently in a randomized Phase 2b trial for treatment of advanced breast cancer. We have additional programs at various stages of clinical and preclinical development, including (i) CDX-1127, a therapeutic human antibody candidate for cancer indications, (ii) CDX-1307 and CDX-1401, APC Targeting Technology™ programs, and (iii) CDX-301, an immune cell mobilizing agent.  We are currently resourcing our priority programs and supplement the development of additional programs through external collaborations and funding.

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

During the past five years through December 31, 2010, we incurred an aggregate of $96.4 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2011 and 2010. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
CLINICAL
Rindopepimut	$2,075	$598
CDX-011	2,229	2,221
CDX-1307	1,027	2,285
CDX-1401	1,245	1,451
PRECLINICAL & OTHER
CDX-301	559	2,964
CDX-1127	3,124	1,357
CDX-014	208	24
CDX-1135	2,038	416
Other Programs	1,516	2,378
Total R&D Expense	$14,021	$13,694

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

We are currently planning to initiate a pivotal Phase 3 randomized, multi-national, controlled study of rindopepimut in patients with newly-diagnosed, resected GBM in the fourth quarter of 2011.  We also plan to initiate a Phase 2 randomized study of rindopepimut alone or in combination with Avastin® in recurrent or refractory GBM patients in the fourth quarter of 2011.  In addition, researchers at Stanford University are conducting a pilot trial of rindopepimut in pediatric patients with pontine glioma in an Investigator Sponsored Trial.  Patient screening is ongoing for this trial.

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

CDX-1307

CDX-1307, developed from the APC Targeting Technology™, is in development for the treatment of epithelial tumors such as colorectal, pancreatic, bladder, ovarian and breast cancers. CDX-1307 targets the beta chain of human chorionic gonadotropin, known as hCG-Beta, which is an antigen often found in epithelial tumors. The presence of hCG-Beta in these cancers correlates with a poor clinical outcome, suggesting that this molecule may contribute to tumor growth. Normal adult tissues have minimal expression of hCG-Beta; therefore, targeted immune responses are not expected to generate significant side effects.

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

In May 2010, we initiated a 60 patient randomized (1:1) Phase 2 controlled study to evaluate the CDX-1307 regimen in both neoadjuvant and adjuvant settings in patients with newly diagnosed muscle-invasive bladder cancers that express hCG-Beta.  In April 2011, we amended the study design to be a 30 patient single-arm study. In June 2011, in connection with the prioritization of our resources, we discontinued the Phase 2 study and plan to further develop CDX-1307 in investigator sponsored studies.

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

Preclinical and Other Development Programs

CDX-301

CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) that we licensed from Amgen in March 2009. CDX-301 is a growth factor for stem cells and immune cells called dendritic cells. Based on previous experience with this molecule, we believe that CDX-301 has considerable opportunity in various transplant settings as a stem cell mobilizing agent. In addition, CDX-301 is an immune modulating molecule that increases the numbers and activity of specific types of immune cells. We believe CDX-301 has significant opportunity for synergistic development in combination with proprietary molecules in our portfolio. In March 2011, we filed an Investigational New Drug (“IND”) application for CDX-301 and we plan to initiate a Phase 1 trial in healthy subjects with CDX-301 in collaboration with a leading academic institution in the second half of 2011.

CDX-1127

We have entered into a License Agreement with the University of Southampton, UK, to develop human antibodies to CD27, a potentially important target for immunotherapy of various cancers. In preclinical models, antibodies to CD27 alone have been shown to mediate anti-tumor effects, and may be particularly effective in combination with other immunotherapy. CD27 is a critical molecule in the activation pathway of lymphocytes. It acts downstream from CD40 and may provide a novel way to regulate the immune responses. In September 2010, we exercised an option under our Research and Commercialization Agreement with Medarex, whereby we have a commercial license to the human antibody technology specifically for our CD27 antibody. Preclinical models with our human monoclonal antibody to CD27 have demonstrated immune cell activation and anti-tumor responses. We expect to initiate a dose escalation Phase 1 study in patients with solid tumors or hematogic cancers during the fourth quarter of 2011.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$11	$1,399	$(1,388)	(99)%
Product Royalties	1,941	1,552	389	25%
Total Revenue	$1,952	$2,951	$(999)	(34)%
Operating Expense:
Research and Development	7,169	7,256	(87)	(1)%
Royalty	1,941	1,732	209	12%
General and Administrative	2,240	2,591	(351)	(14)%
Amortization of Acquired Intangible Assets	483	658	(175)	(27)%
Total Operating Expense	11,833	12,237	(404)	(3)%
Operating Loss	(9,881)	(9,286)	595	6%
Investment and Other Income, Net	79	95	(16)	(17)%
Interest Expense	(434)	(334)	100	30%
Net Loss	$(10,236)	$(9,525)	$711	7%

Net Loss

The $0.7 million increase in net loss for the three months ended June 30, 2011 was primarily the result of a decrease in product development and licensing agreement revenue, partially offset by a decrease in general and administrative expenses and amortization expense on acquired intangible assets.

Revenue

The $1.4 million decrease in product development and licensing agreement revenue for the three months ended June 30, 2011 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred revenue related to the Pfizer Agreement in 2010.  The $0.4 million increase in product royalty revenue for the three months ended June 30, 2011 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Personnel	$3,178	$2,991	$187	6%
Laboratory Supplies	590	207	383	185%
Facility	1,197	1,243	(46)	(4)%
Product Development	1,720	1,884	(164)	(9)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.2 million increase in personnel expenses for the three months ended June 30, 2011 was primarily due to higher headcount, partially offset by a decrease in stock-based compensation expense.  We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.4 million increase in laboratory supply expense for the three months ended June 30, 2011 was primarily due to the 2010 renovation of our Fall River manufacturing facility during which manufacturing activities ceased for the three months ended June 30, 2010.  We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  Facility expenses for the three months ended June 30, 2011 was relatively consistent as compared to the three months ended June 30, 2010.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.2 million decrease in product development expenses for the three months ended June 30, 2011 was primarily due to a decrease in contract manufacturing and contract research expense, partially offset by higher clinical trial expense.  We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expenses related to our rindopepimut program.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $0.2 million increase in royalty expenses for the three months ended June 30, 2011 was due to an increase in Rotarix® related royalty fees, partially offset by the lack of sublicense royalty fees during the three months ended June 30, 2011 due to the Pfizer Termination which resulted in us recognizing the remaining deferred sublicense fees related to the Pfizer Agreement in 2010.  Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

The $0.4 million decrease in general and administrative expenses for the three months ended June 30, 2011 was primarily due to a decrease in stock-based compensation, patent and other professional service expense.  We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $0.2 million decrease in amortization expenses for the three months ended June 30, 2011 was primarily due to the write-off of $0.2 million in Core Technology during the three months ended June 30, 2010.  We expect amortization expense of acquired intangible assets to decrease over the next twelve months as a result of the TopoTarget Agreement asset becoming fully amortized at June 30, 2011.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2011 was relatively consistent as compared to the three months ended June 30, 2010.  We anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Interest Expense

The $0.1 million increase in interest expense for the three months ended June 30, 2011 was primarily due to our Term Loan we entered into in December 2010 and amended in March 2011.  In February 2011, we paid $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt.  We anticipate interest expense to decrease over the next twelve months as we will begin making principal payments on our Term Loan during the next twelve months.

Six Months Ended June 30, 2011 compared with Six Months Ended June 30, 2010

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$25	$2,746	$(2,721)	(99)%
Contracts and Grants	—	220	(220)	(100)%
Product Royalties	4,443	3,698	745	20%
Total Revenue	$4,468	$6,664	$(2,196)	(33)%
Operating Expense:
Research and Development	14,021	13,694	327	2%
Royalty	4,443	4,059	384	9%
General and Administrative	4,626	5,426	(800)	(15)%
Gain on Sale of Assets	(50)	—	(50)	n/a
Amortization of Acquired Intangible Assets	966	2,178	(1,212)	(56)%
Total Operating Expense	24,006	25,357	(1,351)	(5)%
Operating Loss	(19,538)	(18,693)	845	5%
Investment and Other Income, Net	163	3,257	(3,094)	(95)%
Interest Expense	(920)	(671)	249	37%
Net Loss	$(20,295)	$(16,107)	$4,188	26%

Net Loss

The $4.2 million increase in net loss for the six months ended June 30, 2011 was primarily the result of a decrease in other income and product development and licensing agreement revenue, partially offset by a decrease in general and administrative expenses and amortization expense on acquired intangible assets.

Revenue

The $2.7 million decrease in product development and licensing agreement revenue for the six months ended June 30, 2011 was primarily due to the Pfizer Termination.  The $0.2 million decrease in contract and grant revenue for the six months ended June 30, 2011 was due to a decrease in revenue related to our vaccine development work on Rockefeller’s DCVax-001 (CDX-2401) program.  The $0.7 million increase in product royalty revenue for the six months ended June 30, 2011 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Personnel	$6,381	$6,150	$231	4%
Laboratory Supplies	1,120	743	377	51%
Facility	2,371	2,735	(364)	(13)%
Product Development	3,088	2,674	414	15%

The $0.2 million increase in personnel expenses for the six months ended June 30, 2011 was primarily due to higher headcount, partially offset by a decrease in stock-based compensation expense.

The $0.4 million increase in laboratory supply expense for the six months ended June 30, 2011 was primarily due to the 2010 renovation of our Fall River manufacturing facility during which manufacturing activities ceased for the three months ended June 30, 2010.

The $0.4 million decrease in facility expenses for the six months ended June 30, 2011 was primarily due to lower depreciation and amortization expenses.

The $0.4 million increase in product development expenses for the six months ended June 30, 2011 was primarily due to an increase in clinical expenses largely due to our rindopepimut program.

Royalty Expense

The $0.4 million increase in royalty expenses for the six months ended June 30, 2011 was due to an increase in Rotarix® related royalty fees.

General and Administrative Expense

The $0.8 million decrease in general and administrative expenses for the six months ended June 30, 2011 was primarily due to a decrease in stock-based compensation, patent and other professional service expense.

Amortization Expense

The $1.2 million decrease in amortization expenses for the six months ended June 30, 2011 was primarily due to intangible assets acquired in connection with the CuraGen Merger including the TopoTarget Agreement.  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the six months ended June 30, 2010 and we recorded amortization expense related to the TopoTarget Agreement of $1.4 million for the six months ended June 30, 2010.

Investment and Other Income, Net

The $3.1 million decrease in investment and other income, net for the six months ended June 30, 2011 was primarily due to $3.0 million received in connection with the TopoTarget Agreement.

Interest Expense

The $0.2 million increase in interest expense for the six months ended June 30, 2011 was primarily due to our Term Loan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $71.2 million. Our working capital at June 30, 2011 was $62.9 million. At June 30, 2011, our Term Loan balance was $15.1 million. We incurred a loss of $20.3 million for the six months ended June 30, 2011.  Net cash used in operations for the six months ended June 30, 2011 was $18.2 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2011 in addition to interest income on invested funds and our ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

We raised net proceeds of $35.9 million from the sale of our common stock during the three months ended June 30, 2011.  During the next twelve months, we expect to take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of us.

Operating Activities

Net cash used in operating activities was $18.2 million for the six months ended June 30, 2011 compared to $16.6 million for the six months ended June 30, 2010. The increase in net cash used in operating activities was primarily due to decreases in other income and amortization of intangible assets during the six months ended June 30, 2011 resulting from the $3.0 million received in connection with the TopoTarget Agreement during the six months ended June 30, 2010.   We expect that cash used in operations will continue to increase in over the next twelve months primarily related to the continued development of our therapeutic product pipeline, including bringing forward new product candidates into clinical development.

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

Investing Activities

Net cash used in investing activities was $20.6 million for the six months ended June 30, 2011 compared to $25.8 million for the six months ended June 30, 2010. The decrease in net cash used in investing activities was primarily due to net purchases of marketable securities for the six months ended June 30, 2011 of $20.3 million as compared to $24.6 million for the six months ended June 30, 2010.  We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $28.3 million for the six months ended June 30, 2011 compared to $0.5 million for the six months ended June 30, 2010.  The increase in net cash provided by financing activities was primarily due to the $35.9 million in net proceeds we received through the sale of 11,500,000 shares of our common stock in an underwritten public offering in May 2011 and the sale of 575,000 shares of common stock under the Cantor Agreement during the six months ended June 30, 2011.  In February 2011, we paid $12.5 million to satisfy all outstanding principal related to the CuraGen Debt.  In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million.

Equity Offering

In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration became effective on April 22, 2010.

On January 6, 2011, we entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. We agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement.  During the three months ended June 30, 2011, we sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses.  As of June 30, 2011, we had 4,425,000 shares available to be sold under the Cantor Agreement.

In May 2011, we issued 11,500,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock.  The net proceeds to us were $33.7 million, after deducting underwriting fees and offering expenses.

Term Loan

On December 30, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (“MidCap”) pursuant to which we borrowed $10 million (the “Term Loan”) from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.  Interest on the Term Loan is payable monthly and principal is due in 27 equal consecutive monthly installments commencing on October 1, 2011. We have an option exercisable through September 28, 2011 to extend the interest-only period by 6 months which, if exercised, would make the principal due in 21 equal consecutive monthly installments commencing on April 1, 2012.  Notwithstanding the foregoing, all unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. We may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.  Upon repayment of the Term Loan in full, we are also obligated to make a final payment fee of $0.5 million (“Final Payment”).

Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable.  At June 30, 2011, we believe we are in compliance with the Loan Agreement.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2011 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2011, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

1.1	Underwriting Agreement, dated May 18, 2011, by and between Celldex Therapeutics, Inc. and Jefferies & Company, Inc.
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

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+

The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 4, 2011	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 4, 2011	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 18, 2011, by and between Celldex Therapeutics, Inc. and Jefferies & Company, Inc.
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

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+

The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.