Form 10-Q
period 2011-09-30
Celldex Therapeutics, Inc.
filed 2011-11-03
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-15006

CELLDEX THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 13-3191702
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of October 31, 2011, 44,147,214 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,097	$21,287
Marketable Securities	49,677	39,811
Accounts and Other Receivables	204	324
Prepaid and Other Current Assets	1,404	1,525
Total Current Assets	64,382	62,947
Property and Equipment, Net	9,539	10,832
Intangible Assets, Net	25,214	26,836
Other Assets	348	363
Goodwill	8,965	8,965
Total Assets	$108,448	$109,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$457	$931
Accrued Expenses	5,966	4,936
Current Portion of Long-Term Liabilities	264	818
Current Portion of Term Loan	4,091	1,111
Convertible Subordinated Debt	—	12,412
Total Current Liabilities	10,778	20,208
Term Loan, less Current Portion	11,015	8,889
Other Long-Term Liabilities	5,981	5,591
Total Liabilities	27,774	34,688

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2011 and December 31, 2010	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 44,147,214 and 32,055,382 Shares Issued and Outstanding at September 30, 2011 and December 31, 2010, respectively	44	32
Additional Paid-In Capital	270,250	232,679
Accumulated Other Comprehensive Income	2,654	2,751
Accumulated Deficit	(192,274)	(160,207)
Total Stockholders’ Equity	80,674	75,255
Total Liabilities and Stockholders’ Equity	$108,448	$109,943

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUE:
Product Development and Licensing Agreements	$40	$1,371	$65	$4,117
Contracts and Grants	5	—	5	220
Product Royalties	2,318	1,037	6,761	4,735
Total Revenue	2,363	2,408	6,831	9,072

OPERATING EXPENSE:
Research and Development	8,594	7,215	22,615	20,908
Royalty	2,318	1,218	6,761	5,277
General and Administrative	2,273	2,421	6,899	7,848
Gain on Sale of Assets	—	(50)	(50)	(50)
Amortization of Acquired Intangible Assets	656	483	1,622	2,660
Total Operating Expense	13,841	11,287	37,847	36,643

Operating Loss	(11,478)	(8,879)	(31,016)	(27,571)
Investment and Other Income, Net	144	124	307	3,379
Interest Expense	(438)	(332)	(1,358)	(1,002)
Net Loss	$(11,772)	$(9,087)	$(32,067)	$(25,194)

Basic and Diluted Net Loss Per Common Share (Note 4)	$(0.27)	$(0.28)	$(0.85)	$(0.79)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 4)	44,136	31,922	37,926	31,812

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities:
Net Loss	$(32,067)	$(25,194)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,696	2,188
Amortization of Intangible Assets	1,622	2,660
Amortization and Premium of Marketable Securities	(96)	(89)
Realized Loss on Sales and Maturities of Marketable Securities	5	22
Gain on Sale or Disposal of Assets	(58)	(11)
Stock-Based Compensation Expense	1,703	2,197
Non-Cash Interest Expense	250	546
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	120	88
Prepaid and Other Current Assets	58	(108)
Other Assets	15	554
Accounts Payable and Accrued Expenses	556	(2,141)
Deferred Revenue	—	(3,406)
Other Liabilities	(92)	(1,663)
Net Cash Used in Operating Activities	(26,288)	(24,357)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	38,353	30,210
Purchases of Marketable Securities	(48,217)	(52,272)
Acquisition of Property and Equipment	(403)	(1,662)
Proceeds from Sale or Disposal of Assets	68	50
Net Cash Used in Investing Activities	(10,199)	(23,674)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	35,880	1,001
Issuance of Term Loan	5,000	—
Payment of Convertible Subordinated Debt	(12,503)	—
Payments of Other Long-Term Liabilities	(72)	(145)
Net Cash Provided by Financing Activities	28,305	856

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	1

Net Decrease in Cash and Cash Equivalents	(8,190)	(47,174)
Cash and Cash Equivalents at Beginning of Period	21,287	57,002
Cash and Cash Equivalents at End of Period	$13,097	$9,828

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

At September 30, 2011, the Company had cash, cash equivalents and marketable securities of $62.8 million; working capital of $53.6 million; and a Term Loan balance of $15.1 million. The Company incurred a loss of $32.1 million for the nine months ended September 30, 2011.  Net cash used in operations for the nine months ended September 30, 2011 was $26.3 million. The Company believes that the cash, cash equivalents and marketable securities at September 30, 2011 in addition to interest income on invested funds and the Company’s ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

The Company raised net proceeds of $35.9 million from the sale of its common stock during the nine months ended September 30, 2011.  During the next twelve months, the Company expects to take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the adoption of new accounting standards during the first nine months of 2011 as discussed below.

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

In June 2011, the FASB issued a new U.S. GAAP accounting standard which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  This new standard eliminates the option to present components of other comprehensive income as part of the statement of equity and will be effective for the Company beginning January 1, 2012. Early adoption is permitted.  The Company does not expect the adoption of this new standard to have a material effect on its operating results or financial position.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 30, 2012.   The Company does not expect the adoption of this new standard to have a material effect on its operating results or financial position.

(3)  Comprehensive Loss

For the three and nine months ended September 30, 2011 and 2010, comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(11,772)	$(9,087)	$(32,067)	$(25,194)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(117)	138	(89)	249
Unrealized foreign exchange translation (loss) gain	(3)	—	(8)	1
Total other comprehensive gain (loss)	(120)	138	(97)	250
Total comprehensive loss	$(11,892)	$(8,949)	$(32,164)	$(24,944)

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

	As of September 30,
	2011	2010

Stock options	4,535,137	4,026,378
Convertible debt	—	353,563
Restricted stock	9,000	17,500
	4,544,137	4,397,441

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

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of September 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$12,554	$12,554	—	—
Marketable securities	49,677	—	$49,677	—
	$62,231	$12,554	$49,677	—

	As of December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$10,975	$10,975	—	—
Marketable securities	39,811	—	$39,811	—
	$50,786	$10,975	$39,811	—

There have been no transfers of assets or liabilities between the fair value measurement classifications.  The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations.  Marketable securities have been valued from independent pricing services which normally drive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions.  At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.  Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value approximates the carrying value of the principal portion of the Term Loan and note payable at September 30, 2011.

(6)  Marketable Securities

A summary of marketable securities is shown below:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$24,855	$47	$(3)	$24,899
Maturing after one year through two years	6,656	103	—	6,759
Total U.S. government and municipal obligations	$31,511	$150	$(3)	$31,658
Corporate debt securities
Maturing in one year or less	$12,248	$3	$(1)	$12,250
Maturing after one year through two years	5,852	1	(84)	5,769
Total corporate debt securities	$18,100	$4	$(85)	$18,019
Total marketable securities	$49,611	$154	$(88)	$49,677

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$14,836	$35	$—	$14,871
Maturing after one year through two years	11,428	103	—	11,531
Total U.S. government and municipal obligations	$26,264	$138	$—	$26,402
Corporate debt securities
Maturing in one year or less	$11,798	$18	$(2)	$11,814
Maturing after one year through two years	1,594	1	—	1,595
Total corporate debt securities	$13,392	$19	$(2)	$13,409
Total marketable securities	$39,656	$157	$(2)	$39,811

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of September 30, 2011.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		September 30, 2011			December 31, 2010
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(1,794)	12,706	14,500	$(1,121)	13,379
TopoTarget Agreement	1.75 years	2,400	(2,400)	—	2,400	(2,057)	343
Core Technology	4.5-11 years	1,948	(1,240)	708	1,948	(1,040)	908
Strategic Partner Agreement	8 years	630	(630)	—	630	(224)	406
Total Intangible Assets		$31,278	$(6,064)	$25,214	$31,278	$(4,442)	$26,836
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The estimated fair value attributed to the April 2008 agreement (“TopoTarget Agreement”) between the Company (as a successor to CuraGen) and TopoTarget A/S (“TopoTarget”) relates to the Company’s rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (“TopoTarget Payments”).  In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company’s receipt of $3 million of the TopoTarget Payments.  The Company recorded this cash receipt as Other Income for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, the Company recorded an impairment loss of $0.3 million in Strategic Partnership Agreement to amortization of intangible asset expense due to the Company’s termination of rights to intellectual property underlying that Strategic Partnership Agreement.

(8) Term Loan

In December 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (“MidCap”) pursuant to which the Company borrowed $10 million (the “Term Loan”) from MidCap.  In March 2011, as the Company had anticipated, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (“GECC”) (collectively with MidCap, the “Lenders”) to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.  In September 2011, the Company exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012.  Interest on the Term Loan is payable monthly and principal is due in 22 equal consecutive monthly installments commencing on April 1, 2012.  All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.

The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company’s existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company’s obligations under the Loan Agreement may be automatically accelerated, whereupon the Company’s obligations under the Loan Agreement shall be immediately due and payable. At September 30, 2011, the Company believes it is in compliance with the Loan Agreement.

Upon repayment of the Term Loan in full, the Company is also obligated to make a final payment fee of $0.5 million (“Final Payment”) which the Company is accreting ratably over the term of the Term Loan to interest expense.  At September 30, 2011 and December 31, 2010, the Company had $0.2 million in capitalized deferred financing costs incurred in connection with the Term Loan and is amortizing these costs over the term of the Term Loan to interest expense.  Interest expense on the Term Loan including the accretion of the Final Payment and amortization of the deferred financing costs was $0.4 million and $1.2 million for the three and nine months ended September 30, 2011, respectively.

(9)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Deferred Rent	$434	$450
Severance	12	685
Deferred Tax Liabilities	4,661	4,661
Deferred Income from Sale of Tax Benefits	510	—
Deferred Revenue	87	—
Loan Payable	541	581
Note Payable	—	32
Total	6,245	6,409
Less Current Portion	(264)	(818)
Long-Term Portion	$5,981	$5,591

(10) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. The Company agreed to pay Cantor a commission of up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement.  The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or the Company.  During the nine months ended September 30, 2011, the Company sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses.  During the three months ended September 30, 2011, the Company did not sell any shares of common stock under the Cantor Agreement.  As of September 30, 2011, the Company had 4,425,000 shares available to be sold under the Cantor Agreement.

In May 2011, the Company issued 11,500,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock.  The net proceeds to the Company were $33.7 million, after deducting underwriting fees and offering expenses.

(11)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2010	4,019,982	$6.93	6.6
Granted	913,350	$2.91
Exercised	—	$—
Canceled	(398,195)	$7.77
Options Outstanding at September 30, 2011	4,535,137	$6.05	7.1
Options Vested and Expected to Vest at September 30, 2011	4,472,565	$6.08	7.0
Options Exercisable at September 30, 2011	2,809,966	$7.09	6.0
Shares Available for Grant under the 2008 Plan	945,385

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2011 was $1.83.

A summary of restricted stock activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2010	9,338	$3.96
Granted	12,000	3.24
Vested	(12,338)	(3.78)
Canceled	—	—
Outstanding and unvested at September 30, 2011	9,000	$3.24

Stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$327	$359	$1,032	$1,267
General and administrative	243	224	671	930
Total stock-based compensation expense	$570	$583	$1,703	$2,197

The fair values of employee stock options granted during the three and nine months ended September 30, 2011 and 2010 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected stock price volatility	70%	67%	68 - 70%	65 - 67%
Expected option term	6.0 years	6.2 years	6.0 years	6.2 years
Risk-free interest rate	1.9 – 2.5%	2.2%	1.9 – 2.9%	2.2 – 3.2%
Expected dividend yield	None	None	None	None

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is currently under examination for sales and use taxes by the State of Massachusetts for the period December 2008 through March 2011.  The Company completed an examination by the Internal Revenue Service with respect to 2008 which resulted in no change to our 2008 tax return.  The Company is not currently under examination by any other jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2011 and December 31, 2010 against the Company’s net deferred tax assets.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•                  our ability to successfully complete product research and further development, including animal, preclinical and clinical studies, and commercialization of rindopepimut, CDX-011, CDX-1401, CDX-1135, CDX-1127, CDX-301 and other products and the growth of the markets for those product candidates;

•                  our ability to manage multiple clinical trials for a variety of product candidates at different stages of development, including our planned Phase 3 trial for rindopepimut;

•                  our ability to raise sufficient capital to fund our clinical studies, including our Phase 3 clinical trial for rindopepimut which we estimate will cost at least $50 million, and to meet our long-term liquidity needs, on terms acceptable to us, or at all;

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

OVERVIEW

We are a biopharmaceutical company currently focusing on the development of several immunotherapy technologies. Our lead programs include rindopepimut (CDX-110), a vaccine that is expected to enter into Phase 3 development for glioblastoma in the fourth quarter of 2011 and CDX-011, an antibody-drug conjugate currently in a randomized Phase 2b trial for treatment of advanced breast cancer. We have additional programs at various stages of clinical and preclinical development, including (i) CDX-1127, a therapeutic human antibody candidate for cancer indications, (ii) CDX-1307 and CDX-1401, APC Targeting Technology™ programs, and (iii) CDX-301, an immune cell mobilizing agent.  We are currently resourcing our priority programs and supplement the development of additional programs through external collaborations and funding.

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

The following table includes the programs that we currently believe are material to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Glioblastoma	—	Phase 2b
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-1401	Multiple solid tumors	—	Phase 1/2
PRECLINICAL
CDX-1127	Lymphoma and other cancers	—	Preclinical
CDX-301	Cancer, autoimmune disease and transplant	—	Preclinical
CDX-1135	Renal disease	—	Preclinical
CDX-014	Ovarian and renal cancer	—	Preclinical
MARKETED PRODUCTS
Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

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

During the past five years through December 31, 2010, we incurred an aggregate of $96.4 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2011 and 2010. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Rindopepimut	$4,249	$968
CDX-011	3,593	3,329
CDX-1127	4,800	2,674
CDX-1401	1,888	2,299
CDX-301	856	3,931
CDX-1135	3,553	651
CDX-014	347	87
CDX-1307	1,410	3,333
Other Programs	1,919	3,636
Total R&D Expense	$22,615	$20,908

Clinical Development Programs

Rindopepimut (CDX-110)

Our lead clinical development program, rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed epidermal growth factor receptor (“EGFR”), a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues, and has been shown to be a transforming oncogene that can directly contribute to the cancer cell growth. EGFRvIII is commonly present in glioblastoma, or GB, also commonly referred to as glioblastoma multiforme or GBM, the most common and aggressive form of brain cancer, and has also been observed in various other cancers such as lung, liver, and head and neck cancer. The Food and Drug Administration

(“FDA”) and the European Medicines Agency (“EMA”) have granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GB and the FDA has also granted Fast Track designation.

In April 2008, we and Pfizer Inc. (“Pfizer”) entered into a License and Development Agreement (the “Pfizer Agreement”) under which Pfizer was granted an exclusive worldwide license to rindopepimut. The Pfizer Agreement also gave Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. The Pfizer Agreement also provided for reimbursement by Pfizer of all costs incurred by us in connection with the collaboration since the effective date.  In November 2010, the Pfizer Agreement was terminated (the “Pfizer Termination”) and all rights to rindopepimut were returned to us. Pfizer did not provide a reason for termination.  Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut.

The Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies of EGFRvIII immunotherapy were led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 14 and 18 evaluable patients, respectively. An extension of the Phase 2a study (ACT II) at the same two institutions evaluated 22 additional GB patients treated in combination with maintenance temozolomide (TMZ) (the current standard of care).

We initiated a Phase 2b/3 randomized study (ACT III) of rindopepimut combined with standard of care, TMZ, versus standard of care alone in patients with GB in over 30 sites throughout the United States. In December 2008, we announced an amendment to convert the ACT III study to a single-arm Phase 2 clinical trial in which all patients were to receive rindopepimut in combination with temozolomide. The decision, which followed the recommendation of the Independent Data Monitoring Committee, was based on the observation that the majority of patients randomized to the control (standard of care) arm withdrew from this open-label study after being randomized to the control arm. Patients participating in the control arm of the study were offered the option to receive treatment with rindopepimut. Under this amendment, the ACT III study provided for a multi-center, non-randomized dataset for rindopepimut in patients with newly diagnosed GB.

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

(4)                                 Stupp, et al. N. Engl. J. Med. 2005, 352, 987-96.

Importantly, rindopepimut showed a similar benefit in patients whether or not they expressed an active DNA repair gene (MGMT) that has been shown to limit the benefit from TMZ treatment. In ACT III, the number of patients who were expected to be resistant to the TMZ chemotherapy appeared to do better with vaccination than the numbers observed in the historical data. Patients who have an active DNA repair gene, MGMT (unmethylated), generally have a worse outcome, presumably because they do not gain much benefit from TMZ as reported in the literature. Patients with a methylated MGMT promoter in their tumor do not express MGMT and have a more favorable outcome to TMZ treatment. Patients with methylated tumors (n=25) that were treated with the rindopepimut regimen experienced a median PFS of 17.2 months, which compares favorably with the published data from the SOC of radiation plus TMZ (R+TMZ) of 10.3 months. Those with unmethylated tumors (n=40) treated with the rindopepimut regimen experienced a PFS of 11.2 months, which compared favorably to the PFS with SOC of 5.3 months in this patient population. Thus, rindopepimut would appear to benefit both methylated and unmethylated MGMT patients.  We expect to present final median OS data from the ACT III study in the fourth quarter of 2011.

We are currently planning to initiate a pivotal Phase 3 randomized, multi-national, controlled study of rindopepimut in patients with newly-diagnosed, resected GB in the fourth quarter of 2011.  We expect that it will cost at least $50 million to complete this Phase 3 study.   We are also planning to initiate a Phase 2 randomized study of rindopepimut in combination with Avastin® in recurrent or refractory GB patients in the fourth quarter of 2011.  In addition, researchers at Stanford University are conducting a pilot trial of rindopepimut in pediatric patients with pontine glioma in an investigator sponsored trial.  Patient screening is ongoing for this trial.

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

In September 2010, we initiated a randomized Phase 2b controlled study in patients with heavily pre-treated, advanced breast cancer whose tumors are confirmed to express GPNMB via a validated, centralized diagnostic assay. We expect that a significant portion of the enrolled patients will have triple-negative disease, since GPNMB is frequently expressed in this patient population. Patients will be randomized (2:1) to receive either CDX-011 or single-agent “Investigator’s Choice” chemotherapy. Activity endpoints will include objective response rate (“ORR”), PFS and OS. We expect to complete enrollment of 120 patients at approximately 20-25 clinical sites in the United States in the fourth quarter of 2011 with preliminary data expected in mid 2012.

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

In September 2009, we initiated enrollment in a dose-escalating Phase 1/2 clinical trial aimed at determining the optimal dose for further development based on the safety, tolerability, and immunogenicity of the CDX-1401 vaccine. The trial will evaluate three different doses of the vaccine in combination with TLR agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. We expect to enroll up to 70 patients with solid tumor cancers at multiple clinical sites in the United States.

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

Preclinical and Other Development Programs

CDX-1127

CDX-1127 is a human monoclonal antibody that targets CD27, a member of the tumor necrosis factor (TNF) receptor superfamily.  We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex for access to the UltiMab technology to develop and commercialize human antibodies to CD27.  CD27 acts downstream from CD40 and may provide a novel way to regulate the immune responses. CD27 is a co-stimulatory molecule on T cells and is over-expressed in certain lymphomas and leukemias.  CDX-1127 is an agonist antibody designed to have 2 potential therapeutic mechanisms. CDX-1127 has been shown to activate immune cells that can target and eliminate cancerous cells in tumor bearing mice, and to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. Both mechanisms have been seen even at low doses in appropriate preclinical models.

We plan to initiate an open label, dose-escalating Phase 1 study to determine the optimal dose for further development based on the safety, tolerability, pharmacokinetics and activity of CDX-1127 in the fourth quarter of 2011.  The trial will evaluate up to five doses of CDX-1127 in patients with selected refractory or relapsed solid tumors or hematologic malignancies that express CD27.  The study will accrue up to 90 patients at multiple clinical sites in the United States.

CDX-301

CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) that we licensed from Amgen in March 2009. CDX-301 is a growth factor for stem cells and immune cells called dendritic cells. Based on previous experience with this molecule, we believe that CDX-301 has considerable opportunity in various transplant settings as a stem cell mobilizing agent. In addition, CDX-301 is an immune modulating molecule that increases the numbers and activity of specific types of immune cells. We believe CDX-301 has significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio.  We plan to initiate a dose-escalating Phase 1 study of CDX-301 in approximately 30 healthy subjects in collaboration with Rockefeller University in the fourth quarter of 2011.

CDX-1135

CDX-1135 is a molecule that inhibits a part of the immune system called the complement system. The complement system is a series of proteins that are important initiators of the body’s acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. CDX-1135 is a soluble form of naturally occurring Complement Receptor 1 that inhibits the activation of the complement cascade in animal models and in human clinical trials. We believe that regulating the complement system could have therapeutic and prophylactic applications in several acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (“AMD”), atypical Hemolytic Uremic Syndrome (“aHUS”), Paroxysmal Nocturnal Hemaglobinuria (“PNH”), Dense Deposit Disease (“DDD”) in kidneys, and myasthenia gravis.  In 2011, we increased our efforts to complete process development activities, plan for GMP manufacturing and define the most appropriate clinical development path for CDX-1135.  We are currently focusing on rare disease conditions of unregulated complement activation as the fastest route to FDA approval.

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

CDX-1307

CDX-1307, developed from the APC Targeting Technology™, targets the beta chain of human chorionic gonadotropin, known as hCG-Beta, which is an antigen often found in epithelial tumors. The presence of hCG-Beta in these cancers correlates with a poor clinical outcome, suggesting that this molecule may contribute to tumor growth. Normal adult tissues have minimal expression of hCG-Beta; therefore, targeted immune responses are not expected to generate significant side effects.

Two Phase 1 studies investigated the safety and immunogenicity of CDX-1307 alone and in combination with adjuvants, including GM-CSF and Toll-Like Receptor (“TLR”) agonists (poly-ICLC or Hiltonol™ and R848 or resiquimod).  The Phase 1 studies enrolled over 80 patients with heavily pretreated, advanced-stage colorectal, breast, pancreatic, bladder/ureteral, ovarian and testicular cancer that are known to express hCG-Beta. All patient cohorts demonstrated a favorable safety profile with no dose limiting toxicity. The combination of CDX-1307 with TLR agonists significantly enhanced immune responses against hCG-Beta.

In May 2010, we initiated a 60 patient randomized (1:1) Phase 2 controlled study to evaluate the CDX-1307 regimen in both neoadjuvant and adjuvant settings in patients with newly diagnosed muscle-invasive bladder cancers that express hCG-Beta.  In April 2011, we amended the study design to be a 30 patient single-arm study. In June 2011, in connection with the prioritization of our resources, we discontinued the Phase 2 study and plan to further develop CDX-1307, if at all, in investigator sponsored studies.

Marketed Products

Rotavirus Vaccine

Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to GlaxoSmithKline plc (“Glaxo”) and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo gained approval for its rotavirus vaccine, Rotarix®, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product leading up to the approval in Europe in 2006 and in the U.S. in 2008. We licensed-in our rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children’s Hospital Medical Center (“CCH”) on net royalties received from Glaxo. We are obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

In May 2005, we entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (“PRF”) purchased a 70% interest in the milestone payments and net royalties that we will receive on the development and worldwide sales of Rotarix®. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates on December 12, 2012, unless otherwise extended.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 compared with Three Months Ended September 30, 2010

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$40	$1,371	$(1,331)	(97)%
Contracts and Grants	5	—	5	n/a
Product Royalties	2,318	1,037	1,281	124%
Total Revenue	$2,363	$2,408	$(45)	(2)%
Operating Expense:
Research and Development	8,594	7,215	1,379	19%
Royalty	2,318	1,218	1,100	90%
General and Administrative	2,273	2,421	(148)	(6)%
Gain on Sale of Assets	—	(50)	50	100%
Amortization of Acquired Intangible Assets	656	483	173	36%
Total Operating Expense	13,841	11,287	2,554	23%
Operating Loss	(11,478)	(8,879)	2,599	29%
Investment and Other Income, Net	144	124	20	16%
Interest Expense	(438)	(332)	106	32%
Net Loss	$(11,772)	$(9,087)	$2,685	30%

Net Loss

The $2.7 million increase in net loss for the three months ended September 30, 2011 was primarily due to an increase in research and development expense and a decrease in product development and licensing agreement revenue.

Revenue

The $1.3 million decrease in product development and licensing agreement revenue for the three months ended September 30, 2011 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred revenue related to the Pfizer Agreement in 2010.  The $1.3 million increase in product royalty revenue for the three months ended September 30, 2011 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Personnel	$3,123	$3,035	$88	3%
Laboratory Supplies	388	390	(2)	(1)%
Facility	1,196	1,199	(3)	—
Product Development	2,810	1,657	1,153	70%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  Personnel expense for the three months ended September 30, 2011 was relatively consistent as compared to the three months ended September 30, 2010.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily in clinical research personnel in preparation for our planned Phase 3 study of rindopepimut.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  Laboratory supply expenses for the three months ended September 30, 2011 was relatively consistent as compared to the three months ended September 30, 2010.  We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. Facility expense for the three months ended September 30, 2011 was relatively consistent as compared to the three months ended September 30, 2010.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $1.2 million increase in product development expenses for the three months ended September 30, 2011 was due to an increase in clinical trial costs of $1.2 million primarily due to our rindopepimut and CDX-011 programs.  We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expense primarily related to our rindopepimut program, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $1.1 million increase in royalty expenses for the three months ended September 30, 2011 was primarily due to an increase in Rotarix® related royalty fees. Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

The $0.1 million decrease in general and administrative expenses for the three months ended September 30, 2011 was primarily due to a decrease in legal and patent costs.  We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $0.2 million increase in amortization expenses for the three months ended September 30, 2011 was primarily due to certain intangible assets becoming fully amortized or written off during 2011.  We expect amortization expense of acquired intangible assets to decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

Investment and other income, net for the three months ended September 30, 2011 was relatively consistent as compared to the three months ended September 30, 2010.  We anticipate investment income to decrease over the next twelve months due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of funding our operations.

Interest Expense

The $0.1 million increase in interest expense for the three months ended September 30, 2011 was primarily due to our Term Loan that we entered into in December 2010 and amended in March 2011.  In February 2011, we paid $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt.  We anticipate interest expense to decrease over the next twelve months as we will begin making principal payments on our Term Loan on April 1, 2012.

Nine Months Ended September 30, 2011 compared with Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$65	$4,117	$(4,052)	(98)%
Contracts and Grants	5	220	(215)	(98)%
Product Royalties	6,761	4,735	2,026	43%
Total Revenue	$6,831	$9,072	$(2,241)	(25)%
Operating Expense:
Research and Development	22,615	20,908	1,707	8%
Royalty	6,761	5,277	1,484	28%
General and Administrative	6,899	7,848	(949)	(12)%
Gain on Sale of Assets	(50)	(50)	—	—
Amortization of Acquired Intangible Assets	1,622	2,660	(1,038)	(39)%
Total Operating Expense	37,847	36,643	1,204	3%
Operating Loss	(31,016)	(27,571)	3,445	12%
Investment and Other Income, Net	307	3,379	(3,072)	(91)%
Interest Expense	(1,358)	(1,002)	356	36%
Net Loss	$(32,067)	$(25,194)	$6,873	27%

Net Loss

The $6.9 million increase in net loss for the nine months ended September 30, 2011 was primarily due to an increase in research and development expense and a decrease in product development and licensing agreement revenue and other income.

Revenue

The $4.1 million decrease in product development and licensing agreement revenue for the nine months ended September 30, 2011 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred revenue related to the Pfizer Agreement in 2010.  The $0.2 million decrease in contracts and grants revenue for the nine months ended September 30, 2011 was due to a decrease in revenue related to our vaccine development work on Rockefeller’s CDX-2401 program.  The $2.0 million increase in product royalty revenue for the nine months ended September 30, 2011 was primarily related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(In thousands)
Personnel	$9,505	$9,185	$320	3%
Laboratory Supplies	1,508	1,133	375	33%
Facility	3,567	3,934	(367)	(9)%
Product Development	5,898	4,332	1,566	36%

The $0.3 million increase in personnel expenses for the nine months ended September 30, 2011 was primarily due to higher headcount, partially offset by a decrease in stock-based compensation expense.

The $0.4 million increase in laboratory supply expense for the nine months ended September 30, 2011 was primarily due to renovations to our Fall River manufacturing facility during which manufacturing activities ceased for the nine months ended September 30, 2010.

The $0.4 million decrease in facility expenses for the nine months ended September 30, 2011 was primarily due to lower depreciation and amortization expenses.

The $1.6 million increase in product development expenses for the nine months ended September 30, 2011 was primarily due to an increase in clinical trial costs of $1.8 million primarily due to our rindopepimut and CDX-011 programs.

Royalty Expense

The $1.5 million increase in royalty expenses for the nine months ended September 30, 2011 was primarily due to an increase in Rotarix® related royalty fees, partially offset by the lack of sublicense royalty fees during the nine months ended September 30, 2011 due to the Pfizer Termination which resulted in us recognizing the remaining deferred sublicense fees related to the Pfizer Agreement in 2010.

General and Administrative Expense

The $0.9 million decrease in general and administrative expenses for the nine months ended September 30, 2011 was primarily due to a decrease in stock-based compensation, patent and other professional service expense.

Amortization Expense

The $1.0 million decrease in amortization expenses for the nine months ended September 30, 2011 was primarily due to intangible assets acquired in connection with the CuraGen Merger including the TopoTarget Agreement.  In February 2010, TopoTarget entered into a co-development and commercialization agreement for

Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the nine months ended September 30, 2010 and we recorded amortization expense related to the TopoTarget Agreement of $1.5 million for the nine months ended September 30, 2010.

Investment and Other Income, Net

The $3.1 million decrease in investment and other income, net for the nine months ended September 30, 2011 was primarily due to $3.0 million received in connection with the TopoTarget Agreement.

Interest Expense

The $0.4 million increase in interest expense for the nine months ended September 30, 2011 was primarily due to our Term Loan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $62.8 million. Our working capital at September 30, 2011 was $53.6 million. At September 30, 2011, our Term Loan balance was $15.1 million. We incurred a loss of $32.1 million for the nine months ended September 30, 2011.  Net cash used in operations for the nine months ended September 30, 2011 was $26.3 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2011 in addition to interest income on invested funds and our ability to control certain costs, including those related to clinical trials, manufacturing and preclinical activities, are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

We raised net proceeds of $35.9 million from the sale of our common stock during the nine months ended September 30, 2011.  During the next twelve months, we expect to take further steps to raise additional capital to fund our planned Phase 3 study of rindopepimut which we expect to cost at least $50 million and to meet our long-term liquidity needs including, but not limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, or sell all or part of us.

Operating Activities

Net cash used in operating activities was $26.3 million for the nine months ended September 30, 2011 compared to $24.4 million for the nine months ended September 30, 2010.  The increase in net cash used in operating activities was primarily due to changes in working capital and decreases during the nine months ended September 30, 2011 in other income and the related amortization of intangible assets resulting from the $3.0 million received in connection with the TopoTarget Agreement during the nine months ended September 30, 2010.   We expect that cash used in operations will continue to increase over the next twelve months primarily related to our rindopepimut program.

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

Investing Activities

Net cash used in investing activities was $10.2 million for the nine months ended September 30, 2011 compared to $23.7 million for the nine months ended September 30, 2010. The decrease in net cash used in investing activities was primarily due to net purchases of marketable securities for the nine months ended September 30, 2011 of $9.9 million as compared to $22.1 million for the nine months ended September 30, 2010. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $28.3 million for the nine months ended September 30, 2011 compared to $0.9 million for the nine months ended September 30, 2010.  The increase in net cash provided by financing activities was primarily due to the $35.9 million in net proceeds we received through the sale of 11,500,000 shares of our common stock in an underwritten public offering in May 2011 and the sale of 575,000 shares of common stock under the Cantor Agreement during the nine months ended September 30, 2011.  In February 2011, we paid $12.5 million to satisfy all outstanding principal related to the CuraGen Debt.  In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million.

Equity Offering

In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration became effective on April 22, 2010.

On January 6, 2011, we entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. We agreed to pay Cantor a commission of up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement.  The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or us.  During the nine months ended September 30, 2011, we sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses.  During the three months ended September 30, 2011, we did not sell any shares of common stock under the Cantor Agreement.  As of September 30, 2011, we had 4,425,000 shares available to be sold under the Cantor Agreement.

In May 2011, we issued 11,500,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock.  The net proceeds to us were $33.7 million, after deducting underwriting fees and offering expenses.

Term Loan

On December 30, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (“MidCap”) pursuant to which we borrowed $10 million (the “Term Loan”) from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.  In September 2011, we exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012.  Interest on the Term Loan is payable monthly and principal is due in 22 equal consecutive monthly installments commencing on April 1, 2012.  All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2013 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. We may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three, 2% in year two, and 4% in year one of the original principal amount of the Term Loan.  Upon repayment of the Term Loan in full, we are also obligated to make a final payment fee of $0.5 million (“Final Payment”).

Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable.  At September 30, 2011, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 9, 2011 have not materially changed since we filed that report.

In September 2011, we exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012.  Interest on the Term Loan is payable monthly and principal is due in 22 equal consecutive monthly installments commencing on April 1, 2012.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2011 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2011, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Employment Agreement dated July 1, 2011 by and between the Company and Ronald A. Pepin, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2011 with the Securities and Exchange Commission.

*10.2	Master Services Agreement dated March 29, 2010 by and between the Company and Prologue Research International, Inc. (“Prologue”)
*10.3	Amendment to Master Services Agreement dated July 6, 2011 by and between the Company and Novella Clinical Inc. (formerly known as Prologue)
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 3, 2011	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 3, 2011	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1

Employment Agreement dated July 1, 2011 by and between the Company and Ronald A. Pepin, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2011 with the Securities and Exchange Commission.

*10.2	Master Services Agreement dated March 29, 2010 by and between the Company and Prologue Research International, Inc. (“Prologue”)
*10.3	Amendment to Master Services Agreement dated July 6, 2011 by and between the Company and Novella Clinical Inc. (formerly known as Prologue)
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+

The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.