Form 10-K
period 2011-12-31
Celldex Therapeutics, Inc.
filed 2012-03-08
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-15006

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2011 was $156.1 million. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 29, 2012 was 57,160,636 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2011

i

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:    This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future.

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  •
  our ability to raise sufficient capital to fund our clinical studies to meet our long-term liquidity needs, on terms acceptable to us, or at all;

  •
  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and commercialization of rindopepimut, CDX-011, CDX-1127, and other drug candidates and the growth of the markets for those drug candidates;

  •
  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development, including our Phase 3 trial for rindopepimut;

  •
  the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, CDX-011, CDX-1127 and other preclinical and clinical testing;

  •
  our ability to fund and complete the development and commercialization of rindopepimut for North America internally and to find a strategic partner to commercialize rindopepimut outside of North America;

  •
  the ability to negotiate strategic partnerships, where appropriate, for our lead programs, including CDX-011 and CDX-1127, as well as for our non-core programs;

  •
  the strategies and business plans of our partners, such as GlaxoSmithKline's plans with respect to Rotarix® and Vaccine Technologies' plans concerning the CholeraGarde® (Peru-15) and ETEC E. coli vaccines, which are not within our control, and our ability to maintain strong, mutually beneficial relationships with these partners;

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

  •
  the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

  •
  the timing, cost and uncertainty of obtaining regulatory approvals for our drug candidates;

ii

  •
  our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

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

iii

PART I

Item 1.    BUSINESS

Overview

        Celldex Therapeutics, Inc., which we refer to as "Celldex," "we," "us," "our" or the "Company," is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases.

        Our lead drug candidate, rindopepimut (CDX-110), is an immunotherapeutic vaccine that targets the tumor-specific molecule, epidermal growth factor receptor variant III (EGFRvIII). EGFRvIII is a mutated form of the epidermal growth factor receptor (EGFR) that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII has been shown by polymerase chain reaction (PCR) analysis to be expressed in approximately 31% of glioblastoma (GB) tumors, also referred to as glioblastoma multiforme (GBM), the most common and aggressive form of brain cancer. Based on results from three prior Phase 2 trials, in December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected EGFRvIII-positive GB. In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB.

        Our other lead drug candidates include CDX-011 and CDX-1127. CDX-011 is an antibody-drug conjugate (ADC) that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E (MMAE). The CR011 antibody specifically targets glycoprotein NMB (GPNMB) that is expressed in a variety of human cancers including breast cancer. In December 2011, we completed enrollment of EMERGE, a randomized Phase 2b study of CDX-011 in patients with heavily pre-treated, advanced, GPNMB-positive breast cancer and expect to present results at an appropriate scientific conference in the first half of 2012.

        CDX-1127 is a fully human monoclonal antibody that targets CD27. CD27 is a co-stimulatory molecule on T cells and is over-expressed in certain lymphomas and leukemias. CDX-1127 is an agonist antibody designed to have two potential therapeutic mechanisms. CDX-1127 has been shown to activate immune cells that can target and eliminate cancerous cells in tumor bearing mice and to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers.

        We have additional clinical and preclinical programs, including CDX-1401, an APC Targeting Technology™ program, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1135, a molecule that inhibits a part of the immune system called the complement system.

        Generally our strategy is to develop and demonstrate proof-of-concept for our drug candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development through commercialization ourselves. Demonstrating proof-of-concept for a drug candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the drug candidate and some data indicating its effectiveness. We thus leverage the value of our technology portfolio through corporate, governmental and non-governmental partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product. Our current collaborations include the commercialization of an oral human rotavirus vaccine. We are exploring potential development and commercialization collaborations for certain drug candidates such as CDX-011 and CDX-1127. Furthermore, while we plan to retain the rights to develop and commercialize rindopepimut in North America, we are exploring potential partnership opportunities to commercialize rindopepimut outside of North America. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

        Our products are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that prevent or treat cancer and other diseases that modify undesirable activity by the body's own proteins or cells. A number of our immunotherapeutic and antibody-drug conjugate drug candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs.

        The following table includes the programs that we currently believe are material to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Front-line Glioblastoma	—	Phase 3
CDX-110 (rindopepimut)	Recurrent Glioblastoma	—	Phase 2
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-1127	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1/2
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
PRECLINICAL
CDX-1135	Renal disease	—	Preclinical
CDX-014	Ovarian and renal cancer	—	Preclinical
MARKETED PRODUCTS
Rotarix	Rotavirus infection	GlaxoSmithKline	Marketed

        Using our expertise in immunology, we are building business franchises in major disease areas including oncology. We have pursued some of these opportunities independently in a highly focused manner. In other cases, we have leveraged the financial support and development capabilities of corporate and public sector partners to bring our development projects to fruition. The research we have pursued over the past several years has matured into what we believe is an exciting and diverse portfolio of drug candidates.

        Our success has depended and will continue to depend upon many factors, including our ability, and that of our licensees and collaborators, to successfully develop, obtain regulatory approval for and commercialize our drug candidates. Commercial sales are currently generated by GlaxoSmithKline, which is marketing Rotarix. We have had no commercial revenues from sales of our human therapeutic or other human vaccine products and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for or commercialize our drug candidates, and we are subject to a number of risks that you should be aware of before investing in us. These risks are described more fully in "Item 1A. Risk Factors."

        We are a Delaware corporation organized in 1983. Our website is located at http://www.celldextherapeutics.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and

other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (SEC). None of the information posted on our website is incorporated by reference into this Annual Report.

Clinical Development Programs

Rindopepimut

        Our lead clinical development program, rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally expressed EGFR, a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues and has been shown to be a transforming oncogene that can directly contribute to cancer cell growth. EGFRvIII is commonly present in glioblastoma or GB, also commonly referred to as glioblastoma multiforme or GBM, the most common and aggressive form of brain cancer. The rindopepimut vaccine is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin (KLH) and administered together with the adjuvant GM-CSF. The Food and Drug Administration (FDA) and the European Medicines Agency (EMA) have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GB and the FDA has also granted Fast Track designation.

        In April 2008, we and Pfizer Inc. (Pfizer) entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to rindopepimut. The Pfizer Agreement provided for reimbursement by Pfizer of all costs incurred by us in connection with the collaboration since the effective date. In November 2010, the Pfizer Agreement was terminated (the "Pfizer Termination") and all rights to rindopepimut were returned to us. Pfizer did not provide a reason for termination. Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut.

        The Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies of EGFRvIII immunotherapy were led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 14 and 18 evaluable GB patients, respectively. An extension of the Phase 2a study (ACT II) at the same two institutions evaluated 22 additional GB patients treated in combination with maintenance temozolomide (TMZ) (the current standard of care).

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

        The following table summarizes the progression free survival (PFS) and overall survival (OS) rates from clinical trials of rindopepimut as compared to matched historical controls and the standard of care (SOC).

	Median PFS from diagnosis (months)		Median OS from diagnosis (months)	OS at 24 months
ACT III (n=65)	12.3	(1)	24.6	52%
ACT II (n=22)	15.3		24.4	50%
ACTIVATE (n=18)	14.2		24.6	50%
Matched historical control (n=17)(2)	6.4		15.2	6%
Standard of care radiation/TMZ (n=287)(3)	6.9		14.6	27%

(1)
Change in median PFS not statistically significant from ACTIVATE and ACT II.

(2)
Sampson, et al. J. Clin. Oncol. 2010 Nov 1, 28(31), 4722-9. Historical controls were treated at M.D. Anderson and matched for eligibility (EGFRvIII-positive, karnofsky performance status (KPS) greater-than or equal to 80%, complete resection, radiation/temozolomide (TMZ) and without progression through ~ 3 months post-diagnosis).

(3)
Stupp, et al. N. Engl. J. Med. 2005, 352, 987-96.

        Importantly, rindopepimut showed a similar benefit in patients whether or not they expressed an active DNA repair gene (MGMT) that has been shown to limit the benefit from TMZ treatment. In ACT III, the number of patients who were expected to be resistant to the TMZ chemotherapy appeared to do better with vaccination than the numbers observed in the historical data. Patients who have an active DNA repair gene, MGMT (unmethylated), generally have a worse outcome, presumably because they do not gain much benefit from TMZ as reported in the literature. Patients with a methylated MGMT promoter in their tumor do not express MGMT and have a more favorable outcome to TMZ treatment. Patients with methylated tumors (n=25) that were treated with the rindopepimut regimen experienced a median PFS of 17.5 months, which compares favorably with the published data from the SOC of radiation plus TMZ (R+TMZ) of 10.3 months. Those with unmethylated tumors (n=40) treated with the rindopepimut regimen experienced a PFS of 11.2 months, which compared favorably to the PFS with SOC of 5.3 months in this patient population. Thus, rindopepimut would appear to benefit both methylated and unmethylated MGMT patients.

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GB. Patients will be randomized after the completion of surgery and standard chemoradiation. The treatment regime includes a vaccine priming phase post-radiation followed by an adjuvant temozolomide phase and a vaccine maintenance therapy phase. Patients will be treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GB after Gross Total Resection (GTR) when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with the rindopepimut vaccine. ACT IV will enroll up to 440 patients at over 150 centers worldwide to recruit approximately 374 patients with GTR to be included in the primary analysis. Our targeted patient accrual is 24 months and another 18 to 24 months of follow-up. We expect it will cost over $50 million to complete this Phase 3 study.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB. ReACT will enroll approximately 95 patients in a first or second relapse of GB following receipt of standard therapy and will be conducted at approximately 20 sites across the United States. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. We expect preliminary data from this study to be available in mid-2013.

        In addition, researchers at Stanford University are conducting a pilot trial of rindopepimut in pediatric patients with pontine glioma in an investigator sponsored trial. Patient screening is ongoing for this trial.

Glembatumumab Vedotin (CDX-011)

        CDX-011 is an antibody-drug conjugate (ADC) that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E (MMAE). The CR011 antibody specifically targets glycoprotein NMB (GPNMB) that is expressed in a variety of human cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. The ADC is designed to be stable in the bloodstream. Following intravenous administration, CDX-011 targets and binds to GPNMB and upon internalization into the targeted cell, CDX-011 is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

        Treatment of Breast Cancer:    In June 2008, an open-label, multi-center Phase 1/2 study was initiated of CDX-011 administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose (MTD) and then expanded into a Phase 2 open-label, multi-center study.

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

        For all patients treated at the maximum dose level, tumor shrinkage was seen in 62% (16/26) and median PFS was 9.1 weeks. A subset of 10 patients had "triple negative disease," a more aggressive breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options due to lack of over-expression of HER2/neu, estrogen and progesterone receptors. In these patients, 78% (7/9) had some tumor shrinkage, 12-week PFS rate was 70% (7/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for GPNMB expression. The tumor samples from most patients showed evidence of stromal and/or tumor cell expression of GPNMB. The most common treatment-related toxicities were fatigue, rash, nausea, alopecia (hair loss), neutropenia and vomiting.

        In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in patients with heavily pre-treated, advanced, GPNMB-positive breast cancer. Patients were randomized (2:1) to receive either CDX-011 or single-agent "Investigator's Choice" chemotherapy. Patients randomized to receive Investigator's Choice are allowed to cross over to CDX-011 following disease progression. Activity endpoints include response rate (RR) and PFS. We expect that a significant portion of the enrolled patients will have triple-negative disease, since GPNMB is frequently expressed in this patient population. We expect to present results at the 2012 American Society of Clinical Oncology (ASCO) meeting in June 2012.

        In 2009, Formatech, Inc., a third party contract manufacturer ("Formatech") was engaged by us for the aseptic filling of one lot of our CDX-011 product candidate being used in our ongoing Phase 2b study. The CDX-011 lot from Formatech has passed all of the sterility testing performed during drug release and in subsequent stability studies. At the end of January 2012, we were notified by the FDA that because significant Good Manufacturing Practice (GMP) violations were uncovered during inspection of Formatech, our Phase 2b study for CDX-011 was being placed on partial clinical hold. The FDA uncovered these findings during their inspections of the Formatech facility between August to October 2010 and July to August 2011. These inspections began approximately one year after the CDX-011 drug product was filled at Formatech. Specifically, the FDA requested that no new patients be treated with CDX-011. However, patients already undergoing treatment with CDX-011 could continue treatment using vials of CDX-011 from the lot filled by Formatech, after such patients were informed of the potential risk and reconsented to continued participation in the study. Since the Phase 2b trial completed accrual of patients in December 2011 and there are currently no other ongoing open studies with CDX-011, the only patients that are affected by the partial hold are in the Investigator's Choice (control arm) of the study who currently are not receiving CDX-011 and may be eligible to cross over at the time of progression and receive CDX-011 under the study protocol. Currently there are eight patients remaining on the control arm.

        We have initiated discussions with the FDA regarding our proposal to utilize vials of CDX-011 that were filled by a different contract manufacturer. Although the FDA has stated that no new patients may receive CDX-011 and that no patients may cross over to receive CDX-011, we have asked the FDA to reconsider allowing patients currently on the control arm to cross over to CDX-011 after stability testing and confirmation that the product filled by the other contract manufacturer is acceptable for continued use. If the FDA agrees to our proposal concerning use of the alternative CDX-011 for the eligible cross-over patients, we believe that we should have sufficient clinical supply of CDX-011 to treat these cross-over patients. If we are not able to treat the eight remaining cross-over patients with CDX-011, patients may withdraw from the control arm study upon learning that they will not be allowed to cross over to CDX-011 following disease progression. However, the primary analyses for the study are entirely based upon the primary randomization and do not include the cross over results. Based on our discussions with our clinical investigators, we do not believe that a high proportion of patients will withdraw from the control arm prior to progression. We do not believe that this partial hold will significantly impact analysis of the Phase 2b data for purposes of determining next steps in our future development of CDX-011.

        In addition, the FDA has agreed in concept that we could reprocess the remaining available vials of CDX-011 manufactured at Formatech at another cGMP contract manufacturer. The FDA's final decision regarding the acceptability of this reprocessing will be made upon review of data concerning the stability and sterility of the reprocessed vials of CDX-011. If we are unsuccessful at reprocessing the available drug product or if FDA does not approve the use of these reprocessed vials, we will need to manufacture new drug product for subsequent clinical studies for CDX-011, which may cause a delay in the initiation of a subsequent trial with CDX-011.

        Treatment of Metastatic Melanoma:    In 2009, we completed enrollment of 117 patients in a Phase 1/2 open-label, multi-center, dose escalation study to evaluate the safety, tolerability and pharmacokinetics of CDX-011 for patients with un-resectable Stage III or Stage IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously (IV) once every three weeks. The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34). Median PFS was 3.9 months. CDX-011 was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, alopecia (hair loss), pruritus, diarrhea and neuropathy. In the subset of patients with tumor biopsies, high levels of tumor expression of GPNMB appeared to correlate with favorable outcome. In the seven patients whose tumors were found to express high amounts of GPNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of GPNMB in the skin also seemed to correlate with greater PFS.

        We intend to initially focus our resources on advancing CDX-011 in breast cancer while pursuing further development of CDX-011 in melanoma through collaborations and investigator sponsored studies.

CDX-1127

        CDX-1127 is a human monoclonal antibody that targets CD27, a member of the tumor necrosis factor (TNF) receptor superfamily. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex for access to the UltiMab technology to develop and commercialize human antibodies to CD27. CD27 acts downstream from CD40 and may provide a novel way to regulate the immune responses. CD27 is a co-stimulatory molecule on T cells and is over-expressed in certain lymphomas and leukemias. CDX-1127 is an agonist antibody designed to have two potential therapeutic mechanisms. CDX-1127 has been shown to activate immune cells that can target and eliminate cancerous cells in tumor bearing mice and to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. Both mechanisms have been seen even at low doses in appropriate preclinical models.

        In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of CDX-1127 to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The study will accrue approximately 30 patients in each of the two arms, either selected refractory/relapsed solid tumors or lymphomas/leukemias known to express CD27. Patients will have received all appropriate prior therapies for their specific disease. The trial design incorporates both single dosing and multiple dosing regimens at each dose level. We expect to complete enrollment in this study by the end of 2012.

CDX-1401

        CDX-1401, developed from our APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20 – 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to dendritic cells for generating robust immune responses against cancer cells expressing NY-ESO-1. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

        In September 2009, we initiated enrollment in a dose-escalating, multi-center, Phase 1/2 study aimed at determining the optimal dose for further development based on the safety, tolerability, and immunogenicity of the CDX-1401 vaccine. The trial will evaluate three different doses of the vaccine in combination with TLR agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod.

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

        In February 2012, we completed enrollment in the Phase 1 portion of the study and expect to report data at an appropriate scientific conference in the second half of 2012.

CDX-301

        CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) stem cell mobilizer and dendritic cell growth factor. We licensed CDX-301 from Amgen in March 2009. CDX-301 is a potent hematopoietic cytokine that stimulates the expansion and differentiation of hematopoietic progenitor and stem cells. CDX-301 has demonstrated a unique capacity to increase the number of circulating dendritic cells in both laboratory and clinical studies. In addition, CDX-301 has shown impressive results in models of cancer, infectious diseases and inflammatory/autoimmune diseases. We believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio.

        In January 2012, we initiated a dose-escalating Phase 1 study of CDX-301 in approximately 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study will evaluate seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity.

Preclinical Programs

CDX-1135

        CDX-1135 is a molecule that inhibits a part of the human immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. CDX-1135 is a soluble form of naturally occurring Complement Receptor 1 that has been shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. In preclinical studies, CDX-1135 has been shown to inhibit both the classical and alternative pathways of complement activation.

        Dense Deposit Disease (DDD) is a rare and devastating disease that is caused by uncontrolled activation of the alternative pathway of complement and leads to progressive kidney damage in children. There is currently no treatment for patients with DDD and about half progress to end-stage renal disease within 10 years. Because DDD recurs in virtually all patients who receive a kidney transplant, transplantation is not a viable option for these patients. In animal models of DDD, CDX-1135 treatment showed evidence of reversal of kidney damage. We believe that regulating the complement system could have therapeutic and prophylactic applications in DDD and several other acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (AMD), atypical Hemolytic Uremic Syndrome (aHUS), Paroxysmal Nocturnal Hemaglobinuria (PNH), and myasthenia gravis.

        CDX-1135 is currently being studied in DDD under an investigator sponsored IND and initial experience indicates that CDX-1135 limits complement abnormalities. In 2011, we completed process development activities and manufactured GMP clinical drug product. Based on discussion to date with the FDA, we are currently planning to initiate a Phase 2 pilot study of CDX-1135 in a small number of DDD patients to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity in 2012.

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is highly expressed on renal and ovarian cancers with minimal expression in normal tissues. The antibody, CDX-014, is linked to a potent chemotherapeutic, monomethyl auristatin E (MMAE), using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer.

Development Strategy

Precision Targeted Immunotherapy Platform:

        We believe there is tremendous untapped potential in immunotherapy that can be exploited through the right combination of therapeutic agents. Immunotherapy approaches have encountered difficulties when following standard drug development. The mechanisms of action are complex, activity is generally not dependent on highest tolerated dose and patient response is highly variable. Our understanding of the immune system, cancer's effect on immune mediated mechanisms, and the impact of conventional therapies on the immune system provides a new rationale for combining therapies that may lead to significant clinical responses. The concept of Precision Targeted Immunotherapy is to exploit this knowledge and the availability of good, tested products that may not be sufficiently effective to be commercialized as a monotherapy, but which we believe may be very effective in combination approaches. Our goal is to develop products that maximize the efficacy of immunotherapy regimens through combinations of therapeutic agents. These therapeutic agents include:

        Therapeutic Antibodies:    These programs are based on the well validated approach to using antibodies that target cancer and other diseases directly, or interfere with critical interactions between the patient and the disease. Our antibody programs include antibody-drug conjugates (ADCs) that are designed to deliver potent cytotoxic molecules to cancer cells, and traditional unmodified antibody approaches. Our current programs are based on fully human sequence antibodies to minimize patient reactivity against the drug. In addition, we have access through a Research and Commercialization Agreement with Medarex (now a subsidiary of Bristol-Myers Squibb) to the UltiMAb® Technology for generating fully human monoclonal antibodies. Under this agreement, we can exercise up to ten separate licenses to develop and commercialize therapeutic antibody products, either alone or through collaboration with our licensing partners.

        Our APC Targeting Technology™:    This is a new class of vaccines based on our proprietary antibody-targeted vaccine technology that is used to generate an immune response against cancer or other diseases. Our APC Targeting Technology™ uses human monoclonal antibodies linked to disease associated antigens to efficiently deliver the attached antigens to immune cells known as antigen presenting cells, or APCs. This technology has been designed to allow us to take advantage of many important characteristics of human monoclonal antibodies, including their long circulating half-life, well known safety profile, and standardized manufacturing procedures. We believe that our APC Targeting Technology™ provides significant manufacturing, regulatory and other practical advantages over patient specific and other immune-based treatments and can substantially reduce the dosage and cost currently required in conventional immunotherapies. Preclinical studies have demonstrated that APC Targeting Technology™ is more effective than conventional non-targeted vaccines. We have developed several proprietary monoclonal antibodies that can independently be developed to generate new product opportunities. Our CDX-1401 program is in clinical development utilizing the APC technology.

        Immune System Modulators:    Immune system modulators include drugs that activate or suppress specific parts of the immune system. Currently we are combining our APC technology drug candidates with molecules known as Toll-Like Receptor (TLR) agonists that can activate patients' innate and adaptive immunity. We are also developing an immune cell growth factor called FMS-like tyrosine kinase 3 ligand (FLT3-L or CDX-301) designed to expand immune cells and stem cells. In addition, we are investigating the activity of a complement inhibitor (CDX-1135) that suppresses inflammatory reactions. These agents further support our Precision Targeted Immunotherapy Platform.

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

Partnerships

        Our strategy is to develop and demonstrate proof-of-concept for our drug candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development through commercialization ourselves. We are exploring potential development and commercialization collaborations for certain product candidates such as CDX-011 and CDX-1127. Furthermore, while we plan to retain the rights to develop and commercialize rindopepimut in North America, we are exploring potential partnership opportunities to commercialize rindopepimut outside of North America.

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

GlaxoSmithKline plc (Glaxo)

        Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo gained approval for its rotavirus vaccine, Rotarix, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product leading up to the approval in Europe in 2006 and in the U.S. in 2008. We licensed-in our rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center (CCH) on net royalties received from Glaxo. We are obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon

90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

        In May 2005, we entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (PRF) purchased a 70% interest in the milestone payments and net royalties that we will receive on the development and worldwide sales of Rotarix. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates in December 2012, unless otherwise extended. We would retain approximately 65% of the royalties on worldwide sales of Rotarix if PRF receives 2.45 times the aggregate cash payments of $60 million it made to us prior to December 2012. We do not expect this to occur.

Vaccine Technologies, Inc. (VTI)

        In January 2009, we entered into a license agreement with VTI under which we granted a worldwide exclusive license to VTI to develop and commercialize our CholeraGarde and ETEC vaccine programs. We may receive milestones payments of up to $0.8 million and royalties in the low to mid teens with respect to development and commercialization of the technology licensed to VTI.

TopoTarget A/S (TopoTarget)

        Under our April 2008 agreement (TopoTarget Agreement) with TopoTarget, we could receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (TopoTarget Payments). We have no financial and operational responsibility for the clinical development of Belinostat under the TopoTarget Agreement. In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. resulting in our receipt of $3 million of the TopoTarget Payments.

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

Medarex, Inc., a subsidiary of Bristol-Myers Squibb (Medarex)

        We and Medarex, a former related party, have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement, as amended, (Assignment and License Agreement) that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product; and

  •
  A Research and Commercialization Agreement, as amended, (Research and Commercialization Agreement) that provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies.

        Under the terms of the Assignment and License Agreement, we may be required to pay royalties in the low-single digits on any net product sale of a Licensed Royalty-Bearing Product or Anti-Mannose

Product to Medarex until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. Under the terms of the Research and Commercialization Agreement, we may be required to pay milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low- to mid-single digits on any net product sales to Medarex with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, we exercised an option under our Research and Commercialization Agreement, whereby we licensed from Medarex access to the UltiMab technology to develop and commercialize human antibodies to CD27, including CDX-1127.

Rockefeller University (Rockefeller)

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

Duke University Brain Tumor Cancer Center (Duke)

        In September 2006, we and Duke entered into a license agreement that gave us access and reference to the clinical data generated by Duke and its collaborators in order for us to generate our own filing with the FDA relating to rindopepimut. We may be required to pay milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Duke with respect to development and commercialization of rindopepimut.

Ludwig Institute for Cancer Research (Ludwig)

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

Alteris Therapeutics, Inc. (Alteris)

        In October 2005, we completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. We may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including rindopepimut.

Thomas Jefferson University (TJU)

        In connection with our acquisition of the assets of Alteris, we obtained the rights to two exclusive license agreements with TJU dated February 2003 related to the EGFRvIII tumor antigen. Under these licenses, we may be required to pay milestones of up to $3.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to TJU with respect to development and commercialization of rindopepimut.

3M Company

        In June 2008, we and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company's proprietary Immune Response Modifier, Resiquimod™, (and additional Toll-Like Receptor 7/8 agonists (TLR)) for clinical study with our proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology. We may be required to pay milestones of up to $3.8 million upon obtaining first approval for commercial sale of each product using this vaccine adjuvant and royalty payments in the low-single digits on any net product sales to 3M Company with respect to development and commercialization of the technology licensed from 3M Company.

University of Southampton, UK (Southampton)

        In November 2008, we entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. We may be required to pay milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Southampton with respect to development and commercialization of CDX-1127.

Amgen Inc. (Amgen)

        In March 2009, we entered into a license agreement with Amgen to expand our Precision Targeted Immunotherapy Platform by acquiring exclusive rights to FMS-like tyrosine kinase 3 ligand (Flt3L or CDX-301) and CD40 ligand (CD40L). CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. We may be required to pay milestones of up to $1.3 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Amgen with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

Amgen Fremont (formerly Abgenix)

        In connection with our acquisition of CuraGen Corporation (CuraGen) in 2009, we assumed the license agreement between CuraGen and Amgen Fremont (successor in-interest to Abgenix) to develop fully-human monoclonal antibody therapeutics. In May 2009, an amendment to the license agreement (Amgen Amendment) was entered into related to CuraGen's exclusive rights to develop and commercialize CDX-011, CDX-014 and 10 other licensed antigens. Under the Amgen Amendment, CuraGen and Amgen Fremont agreed to modify the terms of their existing cross-license of antigens whereby our amended license would be fully paid-up and royalty-free (except for any potentially required payments to the original licensor of CDX-011).

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with our acquisition of CuraGen, we assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary ADC technology for use with its proprietary antibodies for the potential treatment of cancer. We may be required to pay milestones of up to $7.5 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology, including CDX-011.

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors for which we are aware have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug include Alexion, Agenus, Baxter, BMS, Dendreon, Eli Lilly, GlaxoSmithKline, ImmunoGen, Merck, Pfizer, Roche, Sanofi-Aventis, Seattle Genetics, and Takeda. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our drug candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of drug candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our drug candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.

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

Manufacturing

        We have limited experience in large scale manufacturing and we have relied upon collaborators or contractors to manufacture some of our proposed products for both clinical and commercial purposes to date. We have established our own manufacturing facility in Fall River, Massachusetts, to produce antibodies, vaccines and other products that we may develop at scale for clinical trials. In 2010, we completed renovations at our Fall River, MA manufacturing facility which increased our capacity by installing a 1000L bioreactor and made improvement to the facility to be able to manufacture in compliance with European Medicines Agency (EMEA) regulations. Implementing EMEA requirements along with FDA Good Manufacturing Practices (GMP) will allow us to distribute potential products to clinical sites in both the US and EU. In order for us to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive GMP regulations applicable to such facility. The commercial manufacturing facility would also need to be licensed for the production of antibodies, vaccines and other products by the FDA. We intend to establish manufacturing arrangements with contract manufacturers that comply with the FDA's requirements and other regulatory standards, although there can be no assurance that we will be able to do so.

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

        We use rindopepimut drug product that was manufactured by Pfizer in the ACT IV and ReACT clinical studies. We plan to establish a relationship with a contract manufacturer to support future clinical trials and for the commercial manufacturing of rindopepimut. To date, we have utilized contract manufacturers for the manufacture of clinical trial supplies of CDX-011. We manufacture clinical materials of CDX-1127, CDX-1401, CDX-1135 and CDX-301 in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. Manufacture of the rotavirus vaccine is the responsibility of Glaxo, which has received from us a worldwide exclusive license to commercialize this vaccine.

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

        We have retained, and in the future intend to retain, marketing rights to some of our drug candidates, including vaccine and immunotherapeutic delivery systems and vaccine candidates, in selected geographic areas and for specified indications. We intend to seek marketing and distribution agreements and/or co-promotion agreements for the distribution of our products in these geographic areas and for these indications. We believe that these arrangements could enable us to generate greater financial return than might be obtained from early stage licensing and collaboration agreements. We currently have no marketing and sales staff and limited experience relating to marketing and distribution of commercial products, including vaccines. If we determine in the future to engage in direct marketing of our products, we will be required to recruit an experienced marketing group, develop a supporting distribution capability and incur significant additional expenditures. There can be no assurance that we will be able to establish a successful marketing force. We may choose or find it necessary to enter into strategic partnerships on uncertain, but potentially unfavorable, terms to sell, market and distribute our products. Any delay in the marketing or distribution of our products, whether it results from problems with internal capabilities or with a collaborative relationship, could harm the value of an investment in us.

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

Patents

        The successful development and marketing of products by us will depend in part on our ability to create and maintain intellectual property, including patent rights. We are the owner or exclusive licensee to proprietary patent positions in the areas of vaccine technologies, antibody technologies and complement inhibitor technology. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit, or that we will be able to successfully enforce our patent position against infringers. We routinely review our patent portfolio and adjust our strategies for prosecution and maintenance of individual cases according to a number of factors including program priorities, stage of development, and patent term.

        We own or license rights under more than 400 granted patents and national and regional patent applications around the world covering inventions relating to our business. The key patents and patent applications owned by us or licensed to us that we consider important to our business include the following (the indicated and estimated patent expiry dates do not include any possible Patent Term Extensions or Supplementary Protection Certificates, if these may be secured in due course):

  •
  Patents for the technology used in rindopepimut have expiration dates through 2014 in the United States and through 2015 in the United Kingdom, Germany and France. We also have rights under patent applications around the world relating to uses of rindopepimut which are currently pending. If issued and maintained to full term in a form which covers commercial use of rindopepimut, the latter filings could potentially provide additional patent protection for the relevant use in the relevant territories to 2026. We also have rights to an international patent application relating to methods of manufacture and formulation of rindopepimut, which, if issued in the main designated territories in a form which covers manufacture and/or formulation rindopepimut and maintained to full term in due course, would have estimated patent expiry dates in 2030.

  •
  Our patent portfolio for CDX-011 includes an issued patent in Europe and pending patent applications in the U.S. and Japan. If issued and maintained to full term in due course, these would have estimated patent expiry dates in 2025. In addition, patent rights relating to the toxin and conjugation technology used in CDX-011 have been licensed from Seattle Genetics.

  •
  We have licensed pending patent applications in the U.S., Europe and Japan relating to the technology used in CDX-1127. If issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. U.S. and international patent applications have also been filed which, if issued in the main designated territories and maintained to full term in due course, would have estimated patent expiry dates in 2031.

  •
  We have pending patent application relating to the technology used in CDX-1401 which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2028.

  •
  Patents for the technology used in CDX-1135 have expiration dates that range from 2013 to 2016. Further patent applications are also pending.

  •
  Patents for the technology used in CDX-301 have current expiration dates that range from 2016 in the major European territories to 2020 in the US.

  •
  Our patent portfolio for CDX-014 includes pending patent applications in the U.S., Europe and Japan. If issued and maintained to full term in due course, these would have estimated patent expiry dates in 2024.

  •
  Patents for the technology used in the cholera and typhoid vaccines expire between 2013 and 2016. Our patent portfolio for ETEC includes pending patent applications around the world which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2028.

  •
  A U.S. patent for our rotavirus strain that we licensed to Glaxo has an expiration date in December 2012.

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

  •
  certain patents and applications in the United States and foreign countries covering particular antigens and antigenic fragments targeted by our current vaccine drug candidates, including CDX-1401;

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

        In addition to the patents referred to in the previous paragraphs, there may be other patent applications and issued patents belonging to competitors that may require us to alter our vaccine candidates and vaccine and immunotherapeutic delivery systems, pay licensing fees or cease some of our activities. If our drug candidates conflict with patents that have been or may be granted to competitors, universities or others, the patent owners could bring legal action against us claiming damages and seeking to enjoin manufacturing and marketing of the patented products. If any of these actions is successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such third party patent would be made available on acceptable terms or at all. We believe that there may be significant litigation in the biotechnology and vaccine industries regarding patent and other intellectual property rights. If we become involved in that litigation, we could consume substantial resources.

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

        The FDA provides that human clinical trials may begin thirty (30) days after receipt and review of an IND application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed for each of our proposed products. Authorization to conduct a clinical trial in no way assures that the FDA will ultimately approve the product. Clinical trials are usually conducted in three sequential phases. In a Phase 1 trial, the product is given to a small number of healthy volunteers to test for safety (adverse effects). Phase 2 trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase 3 trial is performed in a large patient population over a wide geographic area to provide evidence for the safety of the product and to prove and confirm efficacy. The FDA has ongoing oversight over all these trials and can order a temporary or permanent discontinuation if warranted. Such an action could materially harm us. Clinical tests are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

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

Employees

        As of December 31, 2011, we employed 103 employees, 14 of whom have Ph.D. and/or M.D. degrees. Of these employees, 86 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

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

Risks Related to our Business

We expect to incur future losses and we may never become profitable.

        We have incurred operating losses of $43.4 million, $6.5 million and $36.9 million during 2011, 2010 and 2009, respectively, and expect to incur an operating loss in 2012. We believe that operating losses will continue beyond 2012 because we are planning to incur significant costs associated with the clinical development and manufacturing commercial supply of rindopepimut to prepare for the potential launch of rindopepimut. In addition, we are planning to incur significant costs in the clinical development of CDX-011, CDX-1127, CDX-1401, CDX-301 and CDX-1135. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

Our long term success depends heavily on our ability to fund and complete research and development activities for, and to commercialize, our lead drug candidate, rindopepimut, which we are developing internally.

        While in the past we have typically focused on developing and demonstrating proof-of-concept for our product candidates by bringing such candidates through Phase 1 and one or more Phase 2 clincial trials, and then leveraging their value through partnerships, we have decided to fund and complete the research and development activities for rindopepimut ourselves. We plan to commercialize rindopepimut ourselves in North America and to find a partner to commercialize rindopepimut outside of North America. Therefore, we must allocate a significant portion of our time, personnel and financial resources to the development of rindopepimut. We initiated ACT IV, our pivotal Phase 3 clinical trial of rindopepimut, in December 2011. While we are targeting two years for patient accrual, it could take up to three years to enroll all the patients, and another 18 to 24 months of follow-up, at a cost of over $50 million to complete this Phase 3 study. Our management team lacks significant experience in completing Phase 3 clinical trials and bringing a drug through commercialization. If we face delays, difficulties or unanticipated costs in completing the development of rindopepimut, we will need substantial additional financing. Further, even if we complete the development of rindopepimut and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that rindopepimut will be commercially successful in the pharmaceutical market. If the results of clinical trials of rindopepimut, the anticipated or actual timing of marketing approvals for rindopepimut, or the market acceptance of rindopepimut, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

We may be unable to manage one Phase 3 clinical trial or multiple late stage clinical trials for a variety of product candidates simultaneously.

        As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current products. Our management team does not have significant experience in completing late stage clinical trials and the management of late stage clinical trials is more complex and time consuming than early stage trials. Typically, early stage trials involve several hundred patients in no more than 10-30 clinical sites. Late stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently it is possible that conclusions of efficacy or safety may not be acceptable to permit filing of a BLA or NDA for any one of the above reasons or a combination of several.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. In particular, the continuing development and commercialization of rindopepimut requires additional capital beyond our current resources. As of December 31, 2011, we had cash, cash equivalents and marketable securities of $53.3 million, which, at that time, we believed would support expected operations for more than 12 months.

        During the next twelve months, we may take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

  •
  licensing of drug candidates with existing or new collaborative partners;

  •
  possible business combinations;

  •
  issuance of debt; or

  •
  issuance of common stock or other securities via private placements or public offerings.

        While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business.

        In January 2011, we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 5 million shares of our common stock from time to time into the open market at prevailing prices. During the year ended December 31, 2011, we sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses. As of December 31, 2011, we had 4,425,000 shares available to be sold under the Cantor Agreement. In January 2012, we sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. Under the terms of the Cantor Agreement, we will have the ability to sell up to 1,975,000 shares of our common stock upon the expiration or earlier waiver of our 90-day lock-up with the underwriters of our recent offering in February 2012. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital. If we actively sell shares under this facility, a significant number of shares of common stock could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through this facility, may depress our stock price, cause holders of our common stock to sell their shares, or encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.

        In February 2012, we issued 10,500,000 shares of our common stock in an underwritten public offering. The net proceeds to us were $37.7 million, after deducting underwriting fees and estimated offering expenses. We have granted the underwriters a 30-day option to purchase up to an aggregate of 1,575,000 additional shares of common stock to cover overallotments, if any.

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

        The significant third parties who we currently rely on for clinical development activities include Novella Clinical Inc. (Novella) for ACT IV. If Novella is unable to perform in a quality and timely manner, and at a feasible cost, ACT IV will face delays.

We may enter into collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates including, where appropriate, for our lead drug candidates. In such cases, we will depend greatly on our third party collaborators to license, develop and commercialize such drug candidates, and they may not meet our expectations.

        We are exploring potential co-development and commercialization partnerships for certain products, including rindopepimut for commercialization outside of North America, CDX-011 and CDX-1127. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us. Furthermore some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

        If we enter into collaboration agreements for one or more of our lead drug candidates, the success of such drug candidates will depend in great part upon our and our collaborators' success in promoting them as superior to other treatment alternatives. We believe that our drug candidates can be proven to offer disease prevention and treatment with notable advantages over drugs in terms of patient compliance and effectiveness. However, there can be no assurance that we will be able to prove these advantages or that the advantages will be sufficient to support the successful commercialization of our drug candidates.

We may face delays, difficulties or unanticipated costs in establishing sales, distribution and manufacturing capabilities for our commercially ready products.

        Our current plan is to retain, rather than license to a third party, all rights to rindopepimut in North America (and to explore partnership opportunities to commercialize rindopepimut outside of North America) and our APC Targeting Technology programs. As a result, we will have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

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

Our drug candidates are subject to extensive regulatory scrutiny.

        All of our drug candidates are at various stages of development and commercialization and our activities and drug candidates are significantly regulated by a number of governmental entities,

including the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of drugs and drug candidates. We or our partners must obtain regulatory approval for a drug candidate in all of these areas before we can commercialize the drug candidate. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. This process typically requires extensive preclinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Companies in the pharmaceutical, biotechnology and vaccines industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our inability to commercialize a drug candidate would impair our ability to earn future revenues.

If our products do not pass required tests for safety and effectiveness, we will not be able to derive commercial revenue from them.

        In order to succeed, we will need to derive commercial revenue from the products we have under development. The FDA has not approved our rindopepimut, CDX-011 or CDX-1127 drug candidates or any of our other products for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily, and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

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

We may have delays in completing our clinical trials and we may not complete them at all.

        We have not completed the clinical trials necessary to obtain FDA approval to market rindopepimut, CDX-011 or any of our other products in development. We initiated a Phase 3 study of rindopepimut in December 2011 but we have not initiated Phase 3 studies for CDX-011 or any of our other products in development. Our management lacks significant experience in completing Phase 3 trials and bringing a drug through commercialization. Our rindopepimut Phase 3 trial, CDX-011 Phase 2b studies and planned clinical trials for other products in development may be delayed or terminated as a result of many factors, including the following:

  •
  difficulty in enrolling patients in our clinical trials;

  •
  patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons

  •
  failure by regulators to authorize us to commence a clinical trial;

  •
  suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with cGMP requirements;

  •
  delays or failure of the FDA to remove the partial clinical hold on our CDX-011 studies;

  •
  treatment candidates demonstrating a lack of efficacy during clinical trials;

  •
  inability to continue to fund clinical trials or to find a partner to fund the clinical trials;

  •
  competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

  •
  delays in completing data collection and analysis for clinical trials.

        Any delay or failure to complete clinical trials and obtain FDA approval for our drug candidates could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue from, a particular drug candidate.

Any delay in obtaining regulatory approval would have an adverse impact on our ability to earn future revenues.

        It is possible that none of the drug candidates that we develop will obtain the regulatory approvals necessary for us to begin commercializing them. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the nature of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate including, but not limited to, loss of patent term during the approval period. Furthermore, if we, or our partners, do not reach the market with our products before our competitors offer products for the same or similar uses, or if we, or our partners, are not effective in marketing our products, our revenues from product sales, if any, will be reduced.

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors for which we are aware have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug include Alexion, Agenus, Baxter, BMS, Dendreon, Eli Lilly, GlaxoSmithKline, ImmunoGen, Merck, Pfizer, Roche, Sanofi-Aventis, Seattle Genetics, and Takeda. Most of our competitors have substantially greater resources, more extensive experience in conducting preclinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of ours. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

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

        The loss of Anthony S. Marucci, our President and Chief Executive Officer, or other key members of our staff, including Avery W. Catlin, our Chief Financial Officer, Dr. Thomas Davis, our Chief Medical Officer, Dr. Tibor Keler, our Chief Scientific Officer or Ronald Pepin, our Chief Business Officer, could harm us. We entered into employment agreements with Messrs. Marucci, Catlin, Davis, Keler and Pepin although an employment agreement as a practical matter does not guarantee retention of an employee. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, key opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

We rely on contract manufacturers over whom we have limited control. Should the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers vary to our disadvantage, our business operations could suffer significant harm.

        We have limited experience in large scale manufacturing at our Fall River facility. We rely on sourcing from third-party manufacturers for suitable quantities of some of our clinical and commercial grade materials and certain filling and packaging essential to preclinical and clinical studies currently underway and to planned clinical trials in addition to those currently being conducted by third parties or us. The inability to have suitable quality and quantities of these essential materials produced in a timely manner would result in significant delays in the clinical development and commercialization of products, which could adversely affect our business, financial condition and results of operations.

        For example, one lot of our CDX-011 product candidate being used in our on-going Phase 2b study was aseptically filled in 2009 by Formatech, a third party contract manufacturer. The CDX-011 lot from Formatech has passed all of the sterility testing performed during drug release and in subsequent stability studies. At the end of January 2012, we were notified by the FDA that because significant Good Manufacturing Practice (GMP) violations were uncovered during inspection of Formatech, our Phase 2b study for CDX-011 was being placed on partial clinical hold. The FDA uncovered these findings during their inspections of the Formatech facility between August to October 2010 and July to August 2011. These inspections began approximately one year after the CDX-011 drug product was filled at Formatech. Specifically, the FDA requested that no new patients be treated with CDX-011. However, patients already undergoing treatment with CDX-011 could continue treatment using vials of CDX-011 from the lot filled by Formatech, after such patients were informed of the potential risk and reconsented to continued participation in the study. Since the Phase 2b trial completed accrual of patients in December 2011 and there are currently no other ongoing open studies with CDX-011, the only patients that are affected by the partial hold are the eight patients remaining in the control arm of the study, who currently are not receiving CDX-011, and may be eligible to cross-over at the time of progression and receive CDX-011 under the study protocol.

        We have initiated discussions with the FDA regarding our proposal to utilize vials of CDX-011 that were filled by a different contract manufacturer. Although the FDA has stated that no new patients may receive CDX-011 and that no patients may cross-over to receive CDX-011, we have asked the FDA to reconsider allowing patients currently on the control arm to cross-over to CDX-011 after stability testing and confirmation that the product filled by the other contract manufacturer is acceptable for continued use. If the FDA agrees to our proposal concerning use of the alternative CDX-011 for the eligible cross-over patients, we believe that we should have sufficient clinical supply of CDX-011 to treat these cross-over patients. If we are not able to treat the eight remaining cross-over patients with CDX-011, patients may withdraw from the control arm study upon learning that they will not be allowed to cross-over to CDX-011 following disease progression. However, the primary analyses for the study are entirely based upon the primary randomization and do not include the cross-over results. Based on our discussions with our clinical investigators, we do not believe that a high proportion of patients will withdraw from the control arm prior to progression. We do not believe that this partial hold will significantly impact analysis of the Phase 2b data for purposes of determining next steps in our future development of CDX-011.

        In addition, the FDA has agreed in concept that we could reprocess the remaining available vials of CDX-011 manufactured at Formatech at another cGMP contract manufacturer. The FDA's final decision regarding the acceptability of this reprocessing will be made upon review of data concerning the stability and sterility of the reprocessed vials of CDX-011. If we are unsuccessful at reprocessing the available drug product or if FDA does not approve the use of these reprocessed vials, we will need to manufacture new drug product for subsequent clinical studies for CDX-011, which may cause a delay in the initiation of a subsequent trial with CDX-011. We also rely on collaborators and contract manufacturers to manufacture proposed products in both clinical and commercial quantities in the future. Our leading vaccine candidates require specialized manufacturing capabilities and processes.

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

        The significant third parties who we currently rely on for sourcing of suitable quantities of some of our clinical and commercial grade materials include Biosyn, Bayer and Sanofi for our rindopepimut drug candidate. If we or our third-party manufacturers are unable to produce drug material in suitable quantities of appropriate quality, in a timely manner, and at a feasible cost, our clinical tests will face delays.

Certain factors could negatively affect the demand for and sales of Rotarix®, which would have a material adverse affect on our revenues.

        We have licensed a rotavirus strain to Glaxo for the purposes of Glaxo developing and commercializing their Rotarix® vaccine worldwide. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. Glaxo gained approval for Rotarix® in Mexico in July 2004, in the European Union in February 2006 and in the United States in April 2008. In May 2005, we entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the net royalties we receive on worldwide sales of Rotarix®. In addition, we retain upside participation in the worldwide net royalties from Rotarix® once, and if, PRF receives an agreed upon return on capital invested (2.45 times PRF's aggregate cash payments to us of $60 million). The PRF agreement terminates in December 2012, unless otherwise extended. The following are potential factors, among others, that may negatively affect the demand for Rotarix®:

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

        Any of these factors could have a material adverse effect on the sales of Rotarix® and our revenues. However, any decline in revenue would not impact our net income because any royalty revenue we receive from sales of Rotarix® is offset by a corresponding royalty expense that we pay to PRF.

Other factors could affect the demand for and sales of Rotarix and any other products that we may commercialize in the future.

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

        Any of these factors could have a material adverse effect on Glaxo's sales of Rotarix and on the sales of any other products that we may commercialize in the future.

We face the risk of product liability claims, which could exceed our insurance coverage, and produce recalls, each of which could deplete our cash resources.

        As a participant in the pharmaceutical, biotechnology and vaccines industries, we are exposed to the risk of product liability claims alleging that use of our drug candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our drug candidates and may be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by individuals, organizations or companies selling our products. Product liability claims can be expensive to defend, even if the drug or drug candidate did not actually cause the alleged injury or harm.

        Insurance covering product liability claims becomes increasingly expensive as a drug candidate moves through the development pipeline to commercialization. Under our license agreements, we are required to maintain clinical trial liability insurance coverage up to $14 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. We may choose or find it necessary under our collaborative agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources and have a material adverse effect on our business, financial condition and results of operations. Moreover, a product recall, if required, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other products and drug candidates.

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

        Because we rely on third parties to develop our products, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs which may require us to share trade secrets under the terms of research and development partnership or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor's discovery of our trade secrets would impair our competitive position.

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

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The competitors for which we are aware have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug include Alexion, Agenus, Baxter, BMS, Dendreon, Eli Lilly, GlaxoSmithKline, ImmunoGen, Merck, Pfizer, Roche, Sanofi-Aventis, Seattle Genetics, and Takeda. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

        If any drugs that we develop fail to achieve market acceptance, we would not be able to generate sufficient revenue from product sales to maintain or grow our business.

Risks Related to our Capital Stock

Our history of losses and uncertainty of future profitability make our common stock a highly speculative investment.

        We have had no commercial revenue to date from sales of our human therapeutic or vaccine products and cannot predict when we will have commercial revenue from such sales. We had an accumulated deficit of $205 million as of December 31, 2011. We expect to spend substantial funds to continue the research and development testing of our products that we have in the preclinical and clinical testing stages of development that have not been partnered.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2011 through December 2011, the market price of our common stock has fluctuated from a high of $4.46 per share in the second quarter of 2011, to a low of $2.11 per share in the fourth quarter of 2011. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

The restrictive covenants contained in our credit agreement may limit our activities.

        On December 30, 2010, we entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC (MidCap) pursuant to which we borrowed $10 million (the "Term Loan") from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (GECC) (collectively with MidCap, the "Lenders") to increase the amount owed under the Term Loan to $15 million. Our obligations under the Term Loan are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (the "Collateral"). Under the Term Loan, we are subject to specified affirmative covenants customary for loans of this type, including but not limited to the obligations to maintain good standing, provide various notices to the Lenders, deliver financial statements to the Lenders, maintain adequate insurance, promptly discharge all taxes, protect our intellectual property and protect the Collateral. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and consolidations, certain management and ownership changes constituting a "change of control," and the imposition of additional liens on Collateral or other of our assets, as well as prohibitions against additional indebtedness, certain dispositions of property, changes in our business, name or location, payment of dividends, prepayment of certain other indebtedness, certain investments or acquisitions, and certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to enter into non-exclusive and/or exclusive licenses and similar agreements providing for the use of our intellectual property in collaboration with third parties provided certain conditions are met.

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

        Utilization of our net operating loss (NOL) and research and development credit (R&D credit) carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

        In October 2007, June 2009 and in December 2009, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of the ownership change in October 2007, utilization of its Federal NOLs is subject to an annual limitation. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        We have not undertaken a study to assess whether an ownership change or multiple ownership changes has occurred for (i) AVANT or CuraGen prior to our acquisitions, (ii) the Company on the state level, (iii) the Company since December 2009, or (iv) R&D credits. If there has been an ownership change at any time since its formation, utilization of NOL or tax credit carryforwards would be subject to an annual limitation under Section 382.

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

(1)
Lease includes two renewal options of five years each. Lease also includes provision for early termination in December 2015 upon prior notice of one year.

(2)
Lease includes one renewal option of five years.

(3)
Lease includes one renewal option of three years.

Item 3.    LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently trades on the Nasdaq Global Market (NASDAQ) under the symbol "CLDX". The following table sets forth for the periods indicated the high and low sale prices per share for our common stock, as reported by NASDAQ.

Fiscal Period	High	Low
Year Ended December 31, 2010
First Quarter	$6.48	$4.35
Second Quarter	9.49	4.53
Third Quarter	5.59	2.91
Fourth Quarter	4.98	3.90
Year Ended December 31, 2011
First Quarter	$4.22	$3.45
Second Quarter	4.46	3.03
Third Quarter	3.73	2.29
Fourth Quarter	3.21	2.11

        As of February 29, 2012, there were approximately 562 shareholders of record of our common stock. On February 29, 2012 the closing price of our common stock, as reported by NASDAQ, was $3.79 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2011 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option and Incentive Plan (the "2008 Plan") and our 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)		Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders(2)	4,459,034	(3)	$6.08	997,493	(4)

(1)
Does not include any Restricted Stock as such shares are already reflected in our outstanding shares.

(2)
Consists of the 2008 Plan, 2004 ESPP Plan, Celldex Research's 2005 Equity Incentive Plan and CuraGen's 2007 Stock Plan.

(3)
Does not include purchase rights accruing under the 2004 ESPP Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(4)
Includes shares available for future issuance under the 2008 Plan and the 2004 ESPP Plan.

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2006 through December 31, 2011, with the cumulative return on (i) NASDAQ Market Index—U.S. Companies and (ii) NASDAQ Pharmaceutical Index. The comparison assumes investment of $100 on December 31, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2006	2007	2008	2009	2010	2011
Celldex Therapeutics, Inc.	$100	$37	$49	$29	$26	$16
NASDAQ Stock Market (U.S.) Index	$100	$108	$66	$95	$113	$114
NASDAQ Pharmaceutical Stock Index	$100	$105	$98	$110	$119	$128

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

        On October 1, 2009, our acquisition of CuraGen became effective. The CuraGen acquisition was accounted for using the acquisition method of accounting and was treated as our acquisition of CuraGen. Accordingly, the financial information presented below for periods prior to October 1, 2009 reflects the financial position and the results of operations of us alone, and for periods from October 1, 2009 forward the combined financial position and combined results of operations of us and CuraGen.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	2011	2010	2009	2008	2007
REVENUE:
Product Development and Licensing Agreements	$110	$40,187	$5,662	$3,716	$466
Contracts and Grants	36	220	1,802	533	940
Product Royalties	9,119	6,386	7,716	3,207	—

Total Revenue	9,265	46,793	15,180	7,456	1,406

OPERATING EXPENSE:
Research and Development	32,439	27,650	26,169	22,636	9,892
Royalty	9,119	12,077	8,397	3,711	—
Charge for In-Process Research and Development(2)	—	—	—	14,756	—
Other Operating Expense	11,106	13,521	17,464	15,109	7,022

Total Operating Expense	52,664	53,248	52,030	56,212	16,914

Operating Loss	(43,399)	(6,455)	(36,850)	(48,756)	(15,508)
Investment and Other Income, Net	396	5,259	248	1,411	435
Interest Expense	(1,796)	(1,337)	(452)	(156)	—

Net Loss Before Income Taxes	(44,799)	(2,533)	(37,054)	(47,501)	(15,073)
Income Tax Benefit	—	—	529	—	—

Net Loss	$(44,799)	$(2,533)	$(36,525)	$(47,501)	$(15,073)

Basic and Diluted Net Loss Per Common Share	$(1.13)	$(0.08)	$(1.84)	$(3.34)	$(1.81)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share(1)	39,501	31,868	19,823	14,217	8,309

(1)
Weighted average common shares outstanding for 2007 have been adjusted to reflect the AVANT merger and a reverse stock split of 1-for-12 effective March 7, 2008.

(2)
The 2008 amount arose as a result of the merger between AVANT and us.

CONSOLIDATED BALANCE SHEET DATA

	2011	2010	2009	2008	2007
Working Capital	$40,386	$42,739	$69,569	$32,975	$(4,438)
Total Assets	97,994	109,943	140,364	69,793	9,375
Long Term Liabilities	14,974	14,480	52,190	37,558	370
Accumulated Deficit	(205,006)	(160,207)	(157,674)	(121,149)	(73,648)
Total Stockholders' Equity (Deficit)	68,722	75,255	73,767	18,134	(1,132)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases.

        Our lead drug candidate, rindopepimut (CDX-110), is an immunotherapeutic vaccine that targets the tumor-specific molecule, epidermal growth factor receptor variant III (EGFRvIII). EGFRvIII is a mutated form of the epidermal growth factor receptor (EGFR) that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII has been shown by polymerase chain reaction (PCR) analysis to be expressed in approximately 31% of glioblastoma (GB) tumors, also referred to as glioblastoma multiforme (GBM), the most common and aggressive form of brain cancer. Based on results from three prior Phase 2 trials, in December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected EGFRvIII-positive GB. In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB.

        Our other lead drug candidates include CDX-011 and CDX-1127. CDX-011 is an antibody-drug conjugate (ADC) that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E (MMAE). The CR011 antibody specifically targets glycoprotein NMB (GPNMB) that is expressed in a variety of human cancers including breast cancer. In December 2011, we completed enrollment of EMERGE, a randomized Phase 2b study of CDX-011 in patients with heavily pre-treated, advanced, GPNMB-positive breast cancer and expect to present results at an appropriate scientific conference in the first half of 2012.

        CDX-1127 is a fully human monoclonal antibody that targets CD27. CD27 is a co-stimulatory molecule on T cells and is over-expressed in certain lymphomas and leukemias. CDX-1127 is an agonist antibody designed to have two potential therapeutic mechanisms. CDX-1127 has been shown to activate immune cells that can target and eliminate cancerous cells in tumor bearing mice and to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers.

        We have additional clinical and preclinical programs, including CDX-1401, an APC Targeting Technology™ program, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1135, a molecule that inhibits a part of the immune system called the complement system.

        Generally our strategy is to develop and demonstrate proof-of-concept for our drug candidates before leveraging their value through partnerships or, in appropriate situations, continuing late stage development through commercialization ourselves. Demonstrating proof-of-concept for a drug candidate generally involves bringing it through Phase 1 clinical trials and one or more Phase 2 clinical trials so that we are able to demonstrate, based on human trials, good safety data for the drug candidate and some data indicating its effectiveness. We thus leverage the value of our technology portfolio through corporate, governmental and non-governmental partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product. Our current collaborations include the commercialization of an oral human rotavirus vaccine. We are exploring potential development and commercialization collaborations for certain drug candidates such as CDX-011 and CDX-1127. Furthermore, while we plan to retain the rights to develop and commercialize rindopepimut in North America, we are exploring potential partnership opportunities to commercialize rindopepimut outside of North America. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

        Our products are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that prevent or treat cancer and other diseases that modify undesirable activity by the body's own proteins or cells. A number of our immunotherapeutic and antibody-drug conjugate drug candidates are in various stages of clinical trials. We expect that a large percentage of our research and development expenses will be incurred in support of our current and future clinical trial programs.

        The following table includes the programs that we currently believe are material to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Front-line Glioblastoma	—	Phase 3
CDX-110 (rindopepimut)	Recurrent Glioblastoma	—	Phase 2
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-1127	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1/2
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
PRECLINICAL
CDX-1135	Renal disease	—	Preclinical
CDX-014	Ovarian and renal cancer	—	Preclinical
MARKETED PRODUCTS
Rotarix	Rotavirus infection	GlaxoSmithKline	Marketed

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

        During the past five years through December 31, 2011, we incurred an aggregate of $118.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2011, 2010 and 2009. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Rindopepimut	$8,366	$1,718	$3,249
CDX-011	4,917	4,104	1,098
CDX-1127	5,965	4,967	1,308
CDX-1401	2,464	2,899	4,293
CDX-301	1,112	4,345	2,424
CDX-1135	5,524	839	473
CDX-014	481	130	8
CDX-1307	1,440	4,067	6,510
Other Programs	2,170	4,581	6,806

Total R&D Expense	$32,439	$27,650	$26,169

Clinical Development Programs

Rindopepimut

        Our lead clinical development program, rindopepimut, is a peptide-based immunotherapy that targets the tumor specific molecule called EGFRvIII, a functional variant of the naturally EGFR, a protein which has been well validated as a target for cancer therapy. Unlike EGFR, EGFRvIII is not present in normal tissues and has been shown to be a transforming oncogene that can directly contribute to cancer cell growth. EGFRvIII is commonly present in glioblastoma or GB, also commonly referred to as glioblastoma multiforme or GBM, the most common and aggressive form of brain cancer. The rindopepimut vaccine is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin (KLH) and administered together with the adjuvant GM-CSF. The Food and Drug Administration (FDA) and the European Medicines Agency (EMA) have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GB and the FDA has also granted Fast Track designation.

        In April 2008, we and Pfizer Inc. (Pfizer) entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to rindopepimut. The Pfizer Agreement provided for reimbursement by Pfizer of all costs incurred by us in connection with the collaboration since the effective date. In November 2010, the Pfizer Agreement was terminated (the "Pfizer Termination") and all rights to rindopepimut were returned to us. Pfizer did not provide a reason for termination. Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut.

        The Phase 1 (VICTORI) and Phase 2a (ACTIVATE) studies of EGFRvIII immunotherapy were led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 14 and 18 evaluable GB patients, respectively. An extension of the Phase 2a study (ACT II) at the same two institutions evaluated 22 additional GB patients treated in combination with maintenance temozolomide (TMZ) (the current standard of care).

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

        The following table summarizes the progression free survival (PFS) and overall survival (OS) rates from clinical trials of rindopepimut as compared to matched historical controls and the standard of care (SOC).

	Median PFS from diagnosis (months)		Median OS from diagnosis (months)	OS at 24 months
ACT III (n=65)	12.3	(1)	24.6	52%
ACT II (n=22)	15.3		24.4	50%
ACTIVATE (n=18)	14.2		24.6	50%
Matched historical control (n=17)(2)	6.4		15.2	6%
Standard of care radiation/TMZ (n=287)(3)	6.9		14.6	27%

(1)
Change in median PFS not statistically significant from ACTIVATE and ACT II.

(2)
Sampson, et al. J. Clin. Oncol. 2010 Nov 1, 28(31), 4722-9. Historical controls were treated at M.D. Anderson and matched for eligibility (EGFRvIII-positive, karnofsky performance status (KPS) greater-than or equal to 80%, complete resection, radiation/ temozolomide (TMZ) and without progression through ~ 3 months post-diagnosis).

(3)
Stupp, et al. N. Engl. J. Med. 2005, 352, 987-96.

        Importantly, rindopepimut showed a similar benefit in patients whether or not they expressed an active DNA repair gene (MGMT) that has been shown to limit the benefit from TMZ treatment. In ACT III, the number of patients who were expected to be resistant to the TMZ chemotherapy appeared to do better with vaccination than the numbers observed in the historical data. Patients who have an active DNA repair gene, MGMT (unmethylated), generally have a worse outcome, presumably because they do not gain much benefit from TMZ as reported in the literature. Patients with a methylated MGMT promoter in their tumor do not express MGMT and have a more favorable outcome to TMZ treatment. Patients with methylated tumors (n=25) that were treated with the rindopepimut regimen experienced a median PFS of 17.5 months, which compares favorably with the published data from the SOC of radiation plus TMZ (R+TMZ) of 10.3 months. Those with unmethylated tumors (n=40) treated with the rindopepimut regimen experienced a PFS of 11.2 months, which compared favorably to the PFS with SOC of 5.3 months in this patient population. Thus, rindopepimut would appear to benefit both methylated and unmethylated MGMT patients.

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GB. Patients will be randomized after the completion of surgery and standard chemoradiation. The treatment regime includes a vaccine priming phase post-radiation followed by an adjuvant temozolomide phase and a vaccine maintenance therapy phase. Patients will be treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GB after Gross Total Resection (GTR) when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with the rindopepimut vaccine. ACT IV will enroll up to 440 patients at over 150 centers worldwide to recruit approximately 374 patients with GTR to be included in the primary analysis. Our targeted patient accrual is 24 months and another 18 to 24 months of follow-up. We expect it will cost over $50 million to complete this Phase 3 study.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB. ReACT will enroll approximately 95 patients in a first or second relapse of GB following receipt of standard therapy and will be conducted at approximately 20 sites across the United States. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. We expect preliminary data from this study to be available in mid-2013.

        In addition, researchers at Stanford University are conducting a pilot trial of rindopepimut in pediatric patients with pontine glioma in an investigator sponsored trial. Patient screening is ongoing for this trial.

Glembatumumab Vedotin (CDX-011)

        CDX-011 is an antibody-drug conjugate (ADC) that consists of a fully- human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E (MMAE). The CR011 antibody specifically targets glycoprotein NMB (GPNMB) that is expressed in a variety of human cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. The ADC is designed to be stable in the bloodstream. Following intravenous administration, CDX-011 targets and binds to GPNMB and upon internalization into the targeted cell, CDX-011 is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

        Treatment of Breast Cancer:    In June 2008, an open-label, multi-center Phase 1/2 study was initiated of CDX-011 administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose (MTD) and then expanded into a Phase 2 open-label, multi-center study.

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

        For all patients treated at the maximum dose level, tumor shrinkage was seen in 62% (16/26) and median PFS was 9.1 weeks. A subset of 10 patients had "triple negative disease," a more aggressive breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options due to lack of over-expression of HER2/neu, estrogen and progesterone receptors. In these patients, 78% (7/9) had some tumor shrinkage, 12-week PFS rate was 70% (7/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for GPNMB expression. The tumor samples from most patients showed evidence of stromal and/or tumor cell expression of GPNMB. The most common treatment-related toxicities were fatigue, rash, nausea, alopecia (hair loss), neutropenia and vomiting.

        In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in patients with heavily pre-treated, advanced, GPNMB-positive breast cancer. Patients were randomized (2:1) to receive either CDX-011 or single-agent "Investigator's Choice" chemotherapy. Patients randomized to receive Investigator's Choice are allowed to cross-over to CDX-011 following disease progression. Activity endpoints include response rate (RR) and PFS. We expect that a significant portion of the enrolled patients will have triple-negative disease, since GPNMB is frequently expressed in this patient population. We expect to present results at the 2012 American Society of Clinical Oncology (ASCO) meeting in June 2012.

        In 2009, Formatech, Inc., a third party contract manufacturer ("Formatech") was engaged by us for the aseptic filling of one lot of our CDX-011 product candidate being used in our ongoing Phase 2b study. The CDX-011 lot from Formatech has passed all of the sterility testing performed during drug release and in subsequent stability studies. At the end of January 2012, we were notified by the FDA that because significant Good Manufacturing Practice (GMP) violations were uncovered during inspection of Formatech, our Phase 2b study for CDX-011 was being placed on partial clinical hold. The FDA uncovered these findings during their inspections of the Formatech facility between August to October 2010 and July to August 2011. These inspections began approximately one year after the CDX-011 drug product was filled at Formatech. Specifically, the FDA requested that no new patients be treated with CDX-011. However, patients already undergoing treatment with CDX-011 could continue treatment using vials of CDX-011 from the lot filled by Formatech, after such patients were informed of the potential risk and reconsented to continued participation in the study. Since the Phase 2b trial completed accrual of patients in December 2011 and there are currently no other ongoing open studies with CDX-011, the only patients that are affected by the partial hold are in the Investigator's Choice (control arm) of the study who currently are not receiving CDX-011 and may be eligible to cross over at the time of progression and receive CDX-011 under the study protocol. Currently there are eight patients remaining on the control arm.

        We have initiated discussions with the FDA regarding our proposal to utilize vials of CDX-011 that were filled by a different contract manufacturer. Although the FDA has stated that no new patients may receive CDX-011 and that no patients may cross over to receive CDX-011, we have asked the FDA to reconsider allowing patients currently on the control arm to cross over to CDX-011 after stability testing and confirmation that the product filled by the other contract manufacturer is acceptable for continued use. If the FDA agrees to our proposal concerning use of the alternative CDX-011 for the eligible cross-over patients, we believe that we should have sufficient clinical supply of CDX-011 to treat these cross-over patients. If we are not able to treat the eight remaining cross-over patients with CDX-011, patients may withdraw from the control arm study upon learning that they will not be allowed to cross over to CDX-011 following disease progression. However, the primary analyses for the study are entirely based upon the primary randomization and do not include the cross over results. Based on our discussions with our clinical investigators, we do not believe that a high proportion of patients will withdraw from the control arm prior to progression. We do not believe that this partial hold will significantly impact analysis of the Phase 2b data for purposes of determining next steps in our future development of CDX-011.

        In addition, the FDA has agreed in concept that we could reprocess the remaining available vials of CDX-011 manufactured at Formatech at another cGMP contract manufacturer. The FDA's final decision regarding the acceptability of this reprocessing will be made upon review of data concerning the stability and sterility of the reprocessed vials of CDX-011. If we are unsuccessful at reprocessing the available drug product or if FDA does not approve the use of these reprocessed vials, we will need to manufacture new drug product for subsequent clinical studies for CDX-011, which may cause a delay in the initiation of a subsequent trial with CDX-011.

        Treatment of Metastatic Melanoma:    In 2009, we completed enrollment of 117 patients in a Phase 1/2 open-label, multi-center, dose escalation study to evaluate the safety, tolerability and pharmacokinetics of CDX-011 for patients with un-resectable Stage III or Stage IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously (IV) once every three weeks. The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34). Median PFS was 3.9 months. CDX-011 was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, alopecia (hair loss), pruritus, diarrhea and neuropathy. In the subset of patients with tumor biopsies, high levels of tumor expression of GPNMB appeared to correlate with favorable outcome. In the seven patients whose tumors were found to express high amounts of GPNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of GPNMB in the skin also seemed to correlate with greater PFS.

        We intend to initially focus our resources on advancing CDX-011 in breast cancer while pursuing further development of CDX-011 in melanoma through collaborations and investigator sponsored studies.

CDX-1127

        CDX-1127 is a human monoclonal antibody that targets CD27, a member of the tumor necrosis factor (TNF) receptor superfamily. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex for access to the UltiMab technology to develop and commercialize human antibodies to CD27. CD27 acts downstream from CD40 and may provide a novel way to regulate the immune responses. CD27 is a co-stimulatory molecule on T cells and is over-expressed in certain lymphomas and leukemias. CDX-1127 is an agonist antibody designed to have two potential therapeutic mechanisms. CDX-1127 has been shown to activate immune cells that can target and eliminate cancerous cells in tumor bearing mice and to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. Both mechanisms have been seen even at low doses in appropriate preclinical models.

        In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of CDX-1127 to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The study will accrue approximately 30 patients in each of the two arms, either selected refractory/relapsed solid tumors or lymphomas/leukemias known to express CD27. Patients will have received all appropriate prior therapies for their specific disease. The trial design incorporates both single dosing and multiple dosing regimens at each dose level. We expect to complete enrollment in this study by the end of 2012.

CDX-1401

        CDX-1401, developed from our APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20 – 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to dendritic cells for generating robust immune responses against cancer cells expressing NY-ESO-1. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

        In September 2009, we initiated enrollment in a dose-escalating, multi-center, Phase 1/2 study aimed at determining the optimal dose for further development based on the safety, tolerability, and immunogenicity of the CDX-1401 vaccine. The trial will evaluate three different doses of the vaccine in combination with TLR agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod.

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

        In February 2012, we completed enrollment in the Phase 1 portion of the study and expect to report data at an appropriate scientific conference in the second half of 2012.

CDX-301

        CDX-301 is a FMS-like tyrosine kinase 3 ligand (Flt3L) stem cell mobilizer and dendritic cell growth factor. We licensed CDX-301 from Amgen in March 2009. CDX-301 is a potent hematopoietic cytokine that stimulates the expansion and differentiation of hematopoietic progenitor and stem cells. CDX-301 has demonstrated a unique capacity to increase the number of circulating dendritic cells in both laboratory and clinical studies. In addition, CDX-301 has shown impressive results in models of cancer, infectious diseases and inflammatory/autoimmune diseases. We believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio.

        In January 2012, we initiated a dose-escalating Phase 1 study of CDX-301 in approximately 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study will evaluate seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity.

Preclinical Programs

CDX-1135

        CDX-1135 is a molecule that inhibits a part of the human immune system called the complement system. The complement system is a series of proteins that are important initiators of the body's acute inflammatory response against disease, infection and injury. Excessive complement activation also plays a role in some persistent inflammatory conditions. CDX-1135 is a soluble form of naturally occurring Complement Receptor 1 that has been shown to inhibit the activation of the complement cascade in animal models and in human clinical trials. In preclinical studies, CDX-1135 has been shown to inhibit both the classical and alternative pathways of complement activation.

        Dense Deposit Disease (DDD) is a rare and devastating disease that is caused by uncontrolled activation of the alternative pathway of complement and leads to progressive kidney damage in children. There is currently no treatment for patients with DDD and about half progress to end-stage renal disease within 10 years. Because DDD recurs in virtually all patients who receive a kidney transplant, transplantation is not a viable option for these patients. In animal models of DDD, CDX-1135 treatment showed evidence of reversal of kidney damage. We believe that regulating the complement system could have therapeutic and prophylactic applications in DDD and several other acute and chronic conditions, including organ transplantation, multiple sclerosis, rheumatoid arthritis, age-related macular degeneration (AMD), atypical Hemolytic Uremic Syndrome (aHUS), Paroxysmal Nocturnal Hemaglobinuria (PNH), and myasthenia gravis.

        CDX-1135 is currently being studied in DDD under an investigator sponsored IND and initial experience indicates that CDX-1135 limits complement abnormalities. In 2011, we completed process development activities and manufactured GMP clinical drug product. Based on discussion to date with the FDA, we are currently planning to initiate a Phase 2 pilot study of CDX-1135 in a small number of DDD patients to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity in 2012.

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is highly expressed on renal and ovarian cancers with minimal expression in normal tissues. The antibody, CDX-014, is linked to a potent chemotherapeutic, monomethyl auristatin E (MMAE), using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer.

Marketed Products

Rotavirus Vaccine

        Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo gained approval for its rotavirus vaccine, Rotarix, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product leading up to the approval in Europe in 2006 and in the U.S. in 2008. We licensed-in our rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center (CCH) on net royalties received from Glaxo. We are obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

        In May 2005, we entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the milestone payments and net royalties that we will receive on the development and worldwide sales of Rotarix. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates in December 2012, unless otherwise extended. We would retain approximately 65% of the royalties on worldwide sales of Rotarix if PRF receives 2.45 times the aggregate cash payments of $60 million it made to us prior to December 2012. We do not expect this to occur.

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

Business Combinations

        We account for business combinations under the acquisition method of accounting. We record the fair value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets such as IPR&D, using a variety of methods including present-value models. Each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of IPR&D assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing IPR&D projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete IPR&D projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are maintained on our consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the IPR&D assets as of July 1, 2011 and concluded that the IPR&D assets were not impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is recorded to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the goodwill asset as of July 1, 2011 and concluded that the goodwill asset was not impaired.

Revenue Recognition

        We recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

        We have entered into and in the future may enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic drug products. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. In accounting for these transactions, we allocate revenue to the various elements based on their fair value. The fair value of a revenue generating element can be based on current selling prices offered by us or another party for current products or the our best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

        These collaborative and other agreements may contain milestone payments. Revenues from milestones, if they are considered substantive, are recognized upon successful accomplishment of the milestones. Determining whether a milestone is substantive involves judgment, including an assessment of our involvement in achieving the milestones and whether the amount of the payment is commensurate to our performance. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation.

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

        Clinical trial expenses include expenses associated with clinical research organizations (CRO). The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, and project management costs. We maintain regular communication with our CROs to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$110	$40,187	$(40,077)	(100)%
Contracts and Grants	36	220	(184)	(84)%
Product Royalties	9,119	6,386	2,733	43%

Total Revenue	$9,265	$46,793	$(37,528)	(80)%

Operating Expense:
Research and Development	32,439	27,650	4,789	17%
Royalty	9,119	12,077	(2,958)	(24)%
Gain on Sale of Assets	(50)	(50)	—	—
General and Administrative	9,243	10,428	(1,185)	(11)%
Amortization of Acquired Intangible Assets	1,913	3,143	(1,230)	(39)%

Total Operating Expense	52,664	53,248	(584)	(1)%

Operating Loss	(43,399)	(6,455)	36,944	572%
Investment and Other Income, Net	396	5,259	(4,863)	(92)%
Interest Expense	(1,796)	(1,337)	459	34%

Net Loss	$(44,799)	$(2,533)	$42,266	1,669%

Net Loss

        The $42.3 million increase in net loss for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily the result of a decrease in product development and licensing agreement revenue.

Revenue

        The $40.1 million decrease in product development and licensing agreement revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the termination of the Pfizer Agreement which resulted in us recognizing the remaining deferred revenue of $35.6 million during the year ended December 31, 2010. The $0.2 million decrease in contracts and grants revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to a decrease in revenue related to our vaccine development work on Rockefeller's DCVax-001 (CDX-2401) program. The $2.7 million increase in product royalty revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010 was related to our retained interests in Rotarix net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us. We expect that royalty revenue related to the Glaxo agreement will end during the year ended December 31, 2013 as the term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement and the last relevant patent is scheduled to expire in December 2012.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010
	(In thousands)
Personnel	$12,715	$12,204	$511	4%
Laboratory Supplies	1,920	1,779	141	8%
Facility	4,674	4,962	(288)	(6)%
Product Development	10,044	5,832	4,212	72%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.5 million increase in personnel expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to higher headcount. We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily in clinical research personnel, to support our Phase 3 study of rindopepimut.

        Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million increase in laboratory supply expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the renovations completed during the year ended December 31, 2010 at our Fall River, MA manufacturing facility during which manufacturing activities ceased. We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.3 million decrease in facility expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to lower depreciation and amortization expenses. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.2 million increase in product development expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase in clinical trial costs of $4.6 million primarily due to our rindopepimut and CDX-011 programs. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial expenses related to rindopepimut, although there may be fluctuations on a quarterly basis.

Royalty Expense

        Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $3.0 million decrease in royalty expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the termination of the Pfizer Agreement which resulted in us recognizing the remaining deferred sublicense fees of $5.1 million, partially offset by an increase in Rotarix related royalty fees. Our retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. We expect royalty expense related to the Glaxo agreement will end during the year ended December 31, 2013 as the term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement and the last relevant patent is scheduled to expire in December 2012.

General and Administrative Expense

        The $1.2 million decrease in general and administrative expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due a decrease in legal, patent and other professional services. We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

        The $1.2 million decrease in amortization expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the TopoTarget intangible asset becoming fully amortized during the year ended December 31, 2011. We recorded amortization expense related to the TopoTarget Agreement of $0.3 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively. We expect amortization expense of acquired intangible assets to decrease over the next twelve months as a result of intangible assets becoming fully amortized during 2011.

Investment and Other Income, Net

        The $4.9 million decrease in investment and other income, net for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to $3.0 million received in connection with the TopoTarget Agreement and $1.7 million received related to the IRS Qualifying Therapeutic Discovery Grants during the year ended December 31, 2010. We anticipate investment income to increase over the next twelve months due to higher cash and investment balances resulting from fundraising efforts in January and February 2012. In January 2012, we sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. In February 2012, we issued 10,500,000 shares of our common stock in an underwritten public offering. The net proceeds to us were $37.7 million, after deducting underwriting fees and estimated offering expenses. We have granted the underwriters a 30-day option to purchase up to an aggregate of 1,575,000 additional shares of common stock to cover overallotments, if any.

Interest Expense

        The $0.5 million increase in interest expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to our Term Loan. On December 30, 2010, we entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC (MidCap) pursuant to which we borrowed $10 million (the "Term Loan") from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (GECC) (collectively with MidCap, the "Lenders") to increase the amount owed under the Term Loan to $15 million. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. We anticipate interest expense to remain relatively consistent over the next twelve months.

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

Revenue

        The $34.5 million increase in product development and licensing agreement revenue for the year ended December 31, 2010 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred revenue of $35.6 million related to the Pfizer Agreement. The $1.6 million decrease in contracts and grants revenue for the year ended December 31, 2010 was due to a decrease in revenue related to our vaccine development work on Rockefeller's DCVax-001 (CDX-2401) program. The $1.3 million decrease in product royalty revenue for the year ended December 31, 2010 was related to our retained interests in Rotarix net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us. In late March 2010, the FDA temporarily suspended the use of Rotarix in the United States as a precautionary measure following the discovery of PCV-1 DNA material in the vaccine. In May 2010, the FDA determined that healthcare practitioners could resume the use of Rotarix. Our royalties from sales of Rotarix were negatively impacted during the year ended December 31, 2010 by the FDA's decision to temporarily suspend the use of Rotarix from March 2010 through May 2010 and that negative impact from the temporary suspension may extend into the future as well. However, our net loss and cash position were not impacted even though our royalty revenue was impacted because there was an offsetting impact on our royalty expense.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(In thousands)
Personnel	$12,204	$11,108	$1,096	10%
Laboratory Supplies	1,779	2,517	(738)	(29)%
Facility	4,962	4,782	180	4%
Product Development	5,832	5,758	74	1%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.1 million increase in personnel expenses for the year ended December 31, 2010 was due to higher headcount, partially offset by $0.9 million in severance expense during the year ended December 31, 2009 related to the CuraGen acquisition.

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

Royalty Expense

        Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $3.7 million increase in royalty expenses for the year ended December 31, 2010 was primarily due to the Pfizer Termination which resulted in us recognizing the remaining deferred sublicense fees related to the Pfizer Agreement of $5.1 million, partially offset by a decrease in Rotarix related royalty fees. Our retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

        The $6.7 million decrease in general and administrative expenses for the year ended December 31, 2010 was primarily due to $3.3 million in severance expense incurred during the year ended December 31, 2009 related to the CuraGen acquisition and a decrease of $2.1 million in consultant and legal expense primarily related to costs incurred in connection with the CuraGen acquisition in 2009. The decrease was also a result of $0.7 million in severance expense, including related non-cash stock-based compensation expense, incurred during the year ended December 31, 2009 related to our former SVP, Business Development.

Amortization Expense

        The $2.2 million increase in amortization expenses for the year ended December 31, 2010 was primarily due to intangible assets acquired in connection with the CuraGen acquisition including the TopoTarget Agreement. In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in our receipt of $3.0 million which we recorded as Other Income for the year ended December 31, 2010. We recorded amortization expense related to the TopoTarget Agreement of $1.7 million for the year ended December 31, 2010.

Investment and Other Income, Net

        The $5.0 million increase in investment and other income, net for the year ended December 31, 2010 was primarily due to $3.0 million received in connection with the TopoTarget Agreement and $1.7 million in other income related to the receipt of IRS Qualifying Therapeutic Discovery Grants.

Interest Expense

        The $0.9 million increase in interest expense for the year ended December 31, 2010 was primarily due to the CuraGen Debt we assumed in connection with the CuraGen acquisition.

Income Tax Benefit

        The $0.5 million decrease in income tax benefit for the year ended December 31, 2010 was due to non-cash tax consequences as a result of the CuraGen acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $53.3 million. Our working capital at December 31, 2011 was $40.4 million. At December 31, 2011, our Term Loan balance was $15.1 million. We incurred a loss of $44.8 million for the year ended December 31, 2011. Net cash used in operations for the year ended December 31, 2011 was $35.7 million. In January 2012, we sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. In February 2012, we issued 10,500,000 shares of our common stock in an underwritten public offering. The net proceeds to us were $37.7 million, after deducting underwriting fees and estimated offering expenses. We have granted the underwriters a 30-day option to purchase up to an aggregate of 1,575,000 additional shares of common stock to cover overallotments, if any. We believe that the cash, cash equivalents and marketable securities at December 31, 2011, the $8.5 million raised under the Cantor Agreement in January 2012, the $37.7 million raised in the underwritten offering in February and interest income on invested funds, are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

        We raised net proceeds of $35.9 million during the year ended December 31, 2011 and $46.2 million during the two months ended February 29, 2012 from the sale of our common stock. During the next twelve months, we may take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business.

Operating Activities

        Net cash used in operating activities was $35.7 million for the year ended December 31, 2011 compared to $30.4 million for the year ended December 31, 2010. The increase in net cash used in operating activities was primarily due to changes in working capital and decreases during the year ended December 31, 2011 in other income and the related amortization of intangible assets resulting from the $3.0 million received in connection with the TopoTarget Agreement during the year ended December 31, 2010. We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our rindopepimut program.

        We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our drug candidates are developed. We plan to spend significant amounts to progress our current drug candidates through the clinical trial and commercialization process as well as to develop additional drug candidates. As our drug candidates progress through the clinical trial process, we may be obligated to make significant milestone payments.

Investing Activities

        Net cash used in investing activities was $2.2 million for the year ended December 31, 2011 compared to $16.2 million for the year ended December 31, 2010. The decrease in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2011 of $1.7 million as compared to $14.1 million for the year ended December 31, 2010. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships.

Financing Activities

        Net cash provided by financing activities was $28.4 million for the year ended December 31, 2011 compared to $10.8 million for the year ended December 31, 2010. The increase in net cash provided by financing activities was primarily due to the $35.9 million in net proceeds we received through the sale of 11,500,000 shares of our common stock in an underwritten public offering in May 2011 and the sale of 575,000 shares of common stock under the Cantor Agreement during the year ended December 31, 2011. In February 2011, we paid $12.5 million to satisfy all outstanding principal related to the CuraGen Debt. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million.

Equity Offerings

        In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration became effective on April 22, 2010.

        On January 6, 2011, we entered into a controlled equity offering sales agreement (the "Cantor Agreement") with Cantor Fitzgerald & Co. (Cantor) pursuant to which we may issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. We agreed to pay Cantor a commission of up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or us. During the year ended December 31, 2011, we sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses. In January 2012, we sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. Under the terms of the Cantor Agreement, we will have the ability to sell up to 1,975,000 shares of our common stock upon the expiration or earlier waiver of our 90-day lock-up with the underwriters of our recent offering in February 2012.

        In May 2011, we issued 11,500,000 shares of our common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock. The net proceeds to us were $33.7 million, after deducting underwriting fees and offering expenses.

        In February 2012, we issued 10,500,000 shares of our common stock in an underwritten public offering. The net proceeds to us were $37.7 million, after deducting underwriting fees and estimated offering expenses. We have granted the underwriters a 30-day option to purchase up to an aggregate of 1,575,000 additional shares of common stock to cover overallotments, if any.

Term Loan

        On December 30, 2010, we entered the Loan Agreement with MidCap pursuant to which we borrowed $10 million from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. In September 2011, we exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012. In March 2012, we amended the Loan Agreement to extend the maturity date from December 2013 to December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 due upon repayment of the Term Loan in full.

        Interest on the Term Loan is payable monthly and principal is due, as amended, in 34 equal consecutive monthly installments commencing on April 1, 2012. All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2014 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. We may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three and 2% in year two of the original principal amount of the Term Loan. There is no prepayment premium if the loan is paid off early in year four. We are also obligated to make a payment of $0.5 million (Payment Fee) upon the earlier of (A) December 30, 2013 or (B) upon repayment of the Term Loan in full prior to December 30, 2013.

        Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable. At December 31, 2011, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2011, such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.7 million of milestone payments in 2012.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2011 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2012	2013 - 2014	2015 - 2016	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$13,181	$2,405	$4,859	$4,903	$1,014
Other contractual obligations(2)	18,090	18,090	—	—	—
Other long-term liabilities(3)	527	51	118	129	229
Term Loan(4)	15,450	3,971	11,479	—	—

Total contractual obligations	$47,248	$24,517	$16,456	$5,032	$1,243

(1)
Such amounts primarily consist of payments for our facility leases and do not assume the exercise of renewal terms or early termination provisions.

(2)
Such amounts primarily consist of research and development commitments with third parties. Our obligation to pay certain of these amounts may increase or be reduced based on certain future events.

(3)
Such amounts include the outstanding balance on a loan payable which accrues interest at 5.5% and is payable monthly.

(4)
Such amounts include the outstanding balance at December 31, 2011 on the Term Loan along with the Payment Fee. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. As described above, we amended our Term Loan in March 2012 and currently all amounts borrowed under the Term Loan mature in December 2014.

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2011 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 8, 2012

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,899	$21,287
Marketable Securities	41,413	39,811
Accounts and Other Receivables	170	324
Prepaid and Other Current Assets	1,202	1,525

Total Current Assets	54,684	62,947

Property and Equipment, Net	9,093	10,832
Intangible Assets, Net	24,923	26,836
Other Assets	329	363
Goodwill	8,965	8,965

Total Assets	$97,994	$109,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$935	$931
Accrued Expenses	7,008	4,936
Current Portion of Long-Term Liabilities	219	818
Current Portion of Term Loan	6,136	1,111
Convertible Subordinated Debt	—	12,412

Total Current Liabilities	14,298	20,208

Term Loan, less Current Portion	9,008	8,889
Other Long-Term Liabilities	5,966	5,591

Total Liabilities	29,272	34,688

Commitments and Contingent Liabilities (Notes 14 and 16)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2011 and 2010	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 44,210,636 and 32,055,382 Shares Issued and Outstanding at December 31, 2011 and 2010, respectively	44	32
Additional Paid-In Capital	271,032	232,679
Accumulated Other Comprehensive Income	2,652	2,751
Accumulated Deficit	(205,006)	(160,207)

Total Stockholders' Equity	68,722	75,255

Total Liabilities and Stockholders' Equity	$97,994	$109,943

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
REVENUE:
Product Development and Licensing Agreements	$110	$40,187	$5,662
Contracts and Grants	36	220	1,802
Product Royalties	9,119	6,386	7,716

Total Revenue	9,265	46,793	15,180

OPERATING EXPENSE:
Research and Development	32,439	27,650	26,169
Royalty	9,119	12,077	8,397
Gain on Sale of Assets	(50)	(50)	(604)
General and Administrative	9,243	10,428	17,119
Amortization of Acquired Intangible Assets	1,913	3,143	949

Total Operating Expense	52,664	53,248	52,030

Operating Loss	(43,399)	(6,455)	(36,850)
Investment and Other Income, Net	396	5,259	248
Interest Expense	(1,796)	(1,337)	(452)

Net Loss Before Income Taxes	(44,799)	(2,533)	(37,054)
Income Tax Benefit	—	—	529

Net Loss	$(44,799)	$(2,533)	$(36,525)

Basic and Diluted Net Loss Per Common Share (See Note 2)	$(1.13)	$(0.08)	$(1.84)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 2)	39,501	31,868	19,823

COMPREHENSIVE LOSS:
Net Loss	$(44,799)	$(2,533)	$(36,525)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(9)	2	(12)
Unrealized (Loss) Gain on Marketable Securities	(90)	203	(48)

Comprehensive Loss	$(44,898)	$(2,328)	$(36,585)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2008	15,789,756	$16	$136,661	$2,606	$(121,149)	$18,134
Shares Issued under Stock Option and Employee Stock Purchase Plans	172,592	—	917	—	—	917
Shares Issued in Connection with the CuraGen acquisition	15,722,713	16	88,227	—	—	88,243
Share-Based Compensation	—	—	3,058	—	—	3,058
Foreign Currency Translation Adjustments	—	—	—	(12)	—	(12)
Unrealized Losses on Marketable Securities	—	—	—	(48)	—	(48)
Net Loss	—	—	—	—	(36,525)	(36,525)

Balance at December 31, 2009	31,685,061	32	228,863	2,546	(157,674)	73,767
Shares Issued under Stock Option and Employee Stock Purchase Plans	370,321	—	1,014	—	—	1,014
Share-Based Compensation	—	—	2,802	—	—	2,802
Foreign Currency Translation Adjustments	—	—	—	2	—	2
Unrealized Gains on Marketable Securities	—	—	—	203	—	203
Net Loss	—	—	—	—	(2,533)	(2,533)

Balance at December 31, 2010	32,055,382	32	232,679	2,751	(160,207)	75,255
Shares Issued under Stock Option and Employee Stock Purchase Plans	80,254	—	173	—	—	173
Shares Issued in Connection with Cantor Agreement	575,000	1	2,154	—	—	2,155
Shares Issued in Underwritten Offering	11,500,000	11	33,684	—	—	33,695
Share-Based Compensation	—	—	2,342	—	—	2,342
Foreign Currency Translation Adjustments	—	—	—	(9)	—	(9)
Unrealized Losses on Marketable Securities	—	—	—	(90)	—	(90)
Net Loss	—	—	—	—	(44,799)	(44,799)

Balance at December 31, 2011	44,210,636	$44	$271,032	$2,652	$(205,006)	$68,722

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash Flows From Operating Activities:
Net Loss	$(44,799)	$(2,533)	$(36,525)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and Amortization	2,248	2,718	2,583
Amortization of Intangible Assets	1,913	3,143	949
Amortization and Premium of Marketable Securities	17	(14)	—
Realized Loss (Gain) on Sales and Maturities of Marketable Securities	5	(4)	24
(Gain) Loss on Sale or Disposal of Assets	(58)	(38)	(556)
Stock-Based Compensation Expense	2,342	2,802	3,058
Non-Cash Interest Expense	307	728	181
Non-Cash Tax Benefit	—	—	(529)
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts and Other Receivables	154	220	1,283
Prepaid and Other Current Assets	241	(546)	743
Other Assets	34	5,592	722
Accounts Payable and Accrued Expenses	2,076	(1,193)	(2,463)
Deferred Revenue	—	(39,382)	(2,038)
Other Liabilities	(138)	(1,865)	2,699

Net Cash Used in Operating Activities	(35,658)	(30,372)	(29,869)

Cash Flows From Investing Activities:
Cash Acquired in the CuraGen acquisition	—	—	51,654
Sales and Maturities of Marketable Securities	51,003	42,383	2,674
Purchases of Marketable Securities	(52,717)	(56,522)	(9,559)
Acquisition of Property and Equipment	(509)	(2,100)	(528)
Proceeds from Sale or Disposal of Assets	68	77	850

Net Cash (Used in) Provided by Investing Activities	(2,155)	(16,162)	45,091

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	36,023	1,014	668
Related Party Loan Due to Medarex	—	—	(2,957)
Issuance of Term Loan	5,000	10,000	—
Payment of Convertible Subordinated Debt	(12,503)	—	—
Payment of Other Liabilities	(86)	(197)	(176)

Net Cash Provided by (Used in) Financing Activities	28,434	10,817	(2,465)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	2	(12)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,388)	(35,715)	12,745
Cash and Cash Equivalents at Beginning of Period	21,287	57,002	44,257

Cash and Cash Equivalents at End of Period	$11,899	$21,287	$57,002

Supplemental Disclosure of Non-Cash Flow Information
Shares Issued to Executive Officers	$—	$—	$250
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,560	$604	$157

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND OVERVIEW

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. The Company's lead drug candidates include rindopepimut (CDX-110), an immunotherapeutic vaccine in a pivotal Phase 3 study for the treatment of glioblastoma, CDX-011, an antibody-drug conjugate in a randomized Phase 2b study for the treatment of advanced breast cancer and CDX-1127, a therapeutic human antibody in a Phase 1 study for cancer indications. The Company has additional clinical and preclinical programs, including CDX-1401, an APC Targeting Technology™ program, CDX-301, an immune cell mobilizing agent, and CDX-1135, a molecule that inhibits a part of the immune system called the complement system. The Company's collaboration with GlaxoSmithKline (Glaxo) resulted in the commercialization of Rotarix, an oral human rotavirus vaccine.

        At December 31, 2011, the Company had cash, cash equivalents and marketable securities of $53.3 million; working capital of $40.4 million; and a Term Loan balance of $15.1 million. The Company incurred a loss of $44.8 million for the year ended December 31, 2011. Net cash used in operations for the year ended December 31, 2011 was $35.7 million. In January 2012, the Company sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. In February 2012, the Company issued 10,500,000 shares of its common stock in an underwritten public offering. The net proceeds to the Company were $37.7 million, after deducting underwriting fees and estimated offering expenses. The Company has granted the underwriters a 30-day option to purchase up to an aggregate of 1,575,000 additional shares of common stock to cover overallotments, if any. The Company believes that the cash, cash equivalents and marketable securities at December 31, 2011, the $8.5 million raised under the Cantor Agreement in January and the $37.7 million raised in the underwritten public offering in February and interest income on invested funds, will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

        The Company raised net proceeds of $35.9 million during the year ended December 31, 2011 and $46.2 million during the two months ended February 29, 2012 from the sale of its common stock. During the next twelve months, the Company may take further steps to raise additional capital to meet its long-term liquidity needs. These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company's economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Revenue from Glaxo and Pfizer represented 98% and none for the year ended December 31, 2011, 14% and 85% for the year ended December 31, 2010 and 52% and 34% for the year ended December 31, 2009 of total Company revenue, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

        The Company has certain assets and liabilities that are measured at fair value in the financial statements. The Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities) when measuring the fair value of its assets and liabilities. These assets and liabilities are classified into one of three levels of the following fair value hierarchy as defined by U.S. GAAP:

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

Business Combinations

        The Company records the fair value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intangible assets such as in-process research and development (IPR&D), using a variety of methods including present value models. Each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of IPR&D assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing IPR&D projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete IPR&D projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company has entered into and in the future may enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic drug products. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. In accounting for these transactions, the Company allocates revenue to the various elements based on their fair value. The fair value of a revenue generating element can be based on current selling prices offered by the Company or another party for current products or the Company's best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

        These collaborative and other agreements may contain milestone payments. Revenues from milestones, if they are considered substantive, are recognized upon successful accomplishment of the milestones. Determining whether a milestone is substantive involves judgment, including an assessment of the Company's involvement in achieving the milestones and whether the amount of the payment is commensurate to the Company's performance. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation.

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

        Clinical trial expenses include expenses associated with clinical research organizations (CRO). The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, and project management costs. We maintain regular communication with our CROs to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known.

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

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss). At December 31, 2011 and December 31, 2010, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million. In 2011, the Company's foreign subsidiary voluntarily liquidated in order to consolidate the Company's foreign operations into Celldex Therapeutics, Inc.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. In December 2011, the Company adopted a new U.S. GAAP accounting standard which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This new standard eliminates the option to present components of other

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

comprehensive income as part of the statement of equity. The adoption of this new standard did not have a material effect on the Company's operating results or financial position. The consolidated statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2011, 2010 and 2009. There were no significant reclasses to income during the years ended December 31, 2011, 2010 and 2009.

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

	Year Ended December 31,
	2011	2010	2009
Stock options	4,459,034	4,019,982	3,576,159
Convertible debt	—	353,563	353,563
Restricted stock	6,000	9,338	16,000

	4,465,034	4,382,883	3,945,722

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.

        In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company's fiscal year ending December 30, 2012. The Company does not expect the adoption of this new standard to have a material effect on its operating results or financial position.

        In May 2011, the FASB issued a new accounting standard which clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company's operating results or financial position.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS

Acquisition of CuraGen Corporation (CuraGen)

        On October 1, 2009, the Company acquired CuraGen, a former publicly-traded company. Following the CuraGen acquisition, the financial statements reflect the financial position, results of operation and cash flows of the combined companies. In connection with the CuraGen acquisition, effective October 1, 2009, the Company (i) issued 15,722,713 shares of common stock of the Company, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the "CuraGen Exchange Ratio"), (ii) assumed the obligations under CuraGen's 2007 Stock Plan (the "CuraGen 2007 Plan") and each outstanding option to purchase common stock (a "CuraGen Stock Option") granted under the CuraGen 2007 Plan and (iii) assumed the $12.5 million in 4% convertible subordinated debt due February 15, 2011 (the "CuraGen Debt").

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

        The Company recorded the fair value of acquired assets and liabilities to net tangible assets, intangible assets, goodwill and a severance obligation. The difference between the aggregate consideration transferred and the fair value of assets acquired and liabilities assumed was recorded to goodwill. This goodwill relates to synergies from the CuraGen acquisition and a deferred tax liability related to acquired IPR&D intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$51,654
Marketable securities	18,638
Identifiable intangible assets:
IPR&D	11,800
Amgen Amendment	14,500
TopoTarget Agreement	2,400
Other current and long-term assets	756
Goodwill	8,965
CuraGen Debt	(11,503)
Net deferred tax liability	(5,190)
Other assumed liabilities	(3,778)

Total	$88,242

        The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. The values assigned to IPR&D related to the development of CDX-011. At the date of acquisition, CDX-011 had not yet reached technological feasibility nor did it have any alternative future use. In December 2011, the Company completed enrollment in a randomized Phase 2b controlled study for CDX-011 in patients with heavily pre-treated, advanced breast cancer. The Company expects to incur approximately

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

$1.4 million in 2012 on the Phase 2b study. Estimated revenues from CDX-011 are expected to be generated by 2016. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives. The net deferred tax liability primarily relates to the temporary differences associated with the IPR&D intangible assets, which are not deductible for tax purposes.

        In connection with the CuraGen acquisition, effective October 1, 2009, the Company, CuraGen, and The Bank of New York Mellon (the "Trustee") amended the CuraGen Debt to provide that the CuraGen Debt shall be convertible into 353,563 shares of the Company's common stock at the rate of 28.27823 shares of the Company's common stock per $1,000 principal amount of notes, or $35.36 per share. The initial carrying value of the CuraGen Debt was accreted ratably, over the term of the CuraGen Debt, to $12.5 million due at maturity. Interest expense on the CuraGen Debt was $0.2 million, $1.2 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009 and included $0.1 million, $0.7 million and $0.2 million in discount accretion, respectively. In February 2011, the Company paid the Trustee $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt.

        CuraGen employees who did not receive offers of employment were terminated upon the consummation of the CuraGen acquisition. These employees were eligible for severance payments upon termination of employment under certain circumstances, including following the CuraGen acquisition. U.S. GAAP requires severance obligations that are incurred by the acquiree for the benefit of the acquirer to be recognized as an expense in the post-combination period. Because the offer of employment was at the option of the Company, the Company has deemed the CuraGen Severance to be at its benefit. Accordingly, the Company recorded $3.3 million and $0.9 million in CuraGen severance expenses to general and administrative and research and development, respectively, in the consolidated statements of operations for the year ended December 31, 2009. In addition, the Company incurred $2.9 million in acquisition-related expenses including investment banking, legal, accounting, and valuation services in the consolidated statements of operations for the year ended December 31, 2009.

(4) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's financial assets subject to fair value measurements:

	As of December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$11,038	$11,038	—	—
Marketable securities	$41,413	—	$41,413	—

	$52,451	$11,038	$41,413	—

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$10,975	$10,975	—	—
Marketable securities	$39,811	—	$39,811	—

	$50,786	$10,975	$39,811	—

        There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company's financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. The Company values its marketable securities utilizing independent pricing services which normally drive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities, the Company believes the fair value approximates the carrying value of the principal portion of the Term Loan and note payable at December 31, 2011.

(5) MARKETABLE SECURITIES

        A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$19,993	$20	$—	$20,013
Maturing after one year through three years	10,808	122	6	10,924

Total U.S. government and municipal obligations	$30,801	$142	$6	$30,937

Corporate debt securities
Maturing in one year or less	$5,817	$3	$4	$5,816
Maturing after one year through three years	4,730	2	72	4,660

Total corporate debt securities	$10,547	$5	$76	$10,476

Total marketable securities	$41,348	$147	$82	$41,413

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) MARKETABLE SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$14,836	$35	$—	$14,871
Maturing after one year through three years	11,428	103	—	11,531

Total U.S. government and municipal obligations	$26,264	$138	$—	$26,402

Corporate debt securities
Maturing in one year or less	$11,798	$18	$2	$11,814
Maturing after one year through three years	1,594	1	—	1,595

Total corporate debt securities	$13,392	$19	$2	$13,409

Total marketable securities	$39,656	$157	$2	$39,811

        The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of December 31, 2011.

(6) PROPERTY AND EQUIPMENT, NET

        Property and equipment include the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Laboratory Equipment	$2,630	$2,942
Manufacturing Equipment	1,999	1,418
Office Furniture and Equipment	1,314	1,299
Leasehold Improvements	13,280	13,244
Construction in Progress	240	703

Total Property and Equipment	19,463	19,606
Less Accumulated Depreciation and Amortization	(10,370)	(8,774)

	$9,093	$10,832

        Depreciation and amortization expense related to property and equipment was $2.2 million, $2.7 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets, net of accumulated amortization, and goodwill are as follows:

	December 31, 2011				December 31, 2010
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(2,018)	12,482	14,500	(1,121)	13,379
TopoTarget Agreement	—	2,400	(2,400)	—	2,400	(2,057)	343
Core Technology	4.5 – 11 years	1,948	(1,307)	641	1,948	(1,040)	908
Strategic Partner Agreement	—	630	(630)	—	630	(224)	406

Total Intangible Assets		$31,278	$(6,355)	$24,923	$31,278	$(4,442)	$26,836

Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

        The estimated fair value attributed to the April 2008 agreement (TopoTarget Agreement) between the Company (as a successor to CuraGen) and TopoTarget A/S (TopoTarget) relates to the Company's rights under the TopoTarget Agreement to receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget (TopoTarget Payments). In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. which resulted in the Company's receipt of $3.0 million of the TopoTarget Payments. The Company recorded this cash receipt as Other Income for the year ended December 31, 2010.

        During the year ended December 31, 2011, the Company recorded an impairment loss of $0.3 million in Strategic Partnership Agreement to amortization of intangible asset expense due to the Company's termination of rights to intellectual property underlying that Strategic Partnership Agreement. During the year ended December 31, 2010, the Company wrote-off $0.2 million in Core Technology to amortization of intangible asset expense. In January 2009, the Company entered into a purchase agreement with Lohmann Animal Health International ("LAHI") to sell its poultry vaccines assets to LAHI. Under the purchase agreement, LAHI paid an upfront fee of $0.8 million and agreed to pay potential milestone payments. During the year ended December 31, 2009, the Company recorded a gain of $0.6 million related to the LAHI Agreement based on the upfront fee less the net book value of the related asset.

        Amortization expense for intangible assets was $1.9 million, $3.1 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future amortization expense of intangible assets as of December 31, 2011, for the next five years is as follows (in thousands):

2012	$1,089
2013	1,014
2014	1,014
2015	1,014
2016	994

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) ACCRUED EXPENSES

        Accrued expenses include the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Accrued Royalty and License Fees	$1,179	$826
Accrued Payroll and Employee Benefits	2,145	1,925
Accrued Research and Development Contract Costs	3,035	1,218
Accrued Professional Fees	297	449
Other Accrued Expenses	352	518

	$7,008	$4,936

(9) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Deferred Rent	$435	$450
Severance	—	685
Net Deferred Tax Liability	4,661	4,661
Deferred Income from Sale of Tax Benefits	510	—
Loan Payable	527	581
Other	52	32

Total	6,185	6,409
Less Current Portion	(219)	(818)

Long-Term Portion	$5,966	$5,591

Sale of Tax Benefits

        In January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.6 million (consisting of R&D tax credits) to an independent third party for $0.5 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company is recognizing the $0.5 million over five years starting in 2012.

Loan Payable

        In December 2003, the Company entered into a lease with the Massachusetts Development Finance Agency whereby the Company received a loan to finance the build-out of its manufacturing facility in Fall River, Massachusetts. Principal and interest payments on the loan are due monthly using

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) OTHER LONG-TERM LIABILITIES (Continued)

an amortization period of 15 years and interest accrues at a rate of 5.5% per annum. The Company is obligated to repay the following principal amounts for the loan as follows (in thousands):

2012	$51
2013	58
2014	60
2015	63
2016	66
Thereafter	229

Total	$527

(10) TERM LOAN

        In December 2010, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC (MidCap) pursuant to which the Company borrowed $10 million (the "Term Loan") from MidCap. In March 2011, as the Company had anticipated, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (GECC) (collectively with MidCap, the "Lenders") to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. In September 2011, the Company exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012. In March 2012, the Company amended the Loan Agreement to extend the maturity date from December 2013 to December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 due upon repayment of the Term Loan in full.

        Interest on the Term Loan is payable monthly and principal is due, as amended, in 34 equal consecutive monthly installments commencing on April 1, 2012. All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2014 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three and 2% in year two of the original principal amount of the Term Loan. There is no prepayment premium if the loan is paid off early in year four. The Company is also obligated to make a payment fee of $0.5 million (the "Payment Fee") upon the earlier of (A) December 30, 2013 or (B) upon repayment of the Term Loan in full prior to December 30, 2013. The Company is accreting the Payment Fee ratably over the original term of the Term Loan to interest expense.

        The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company's existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company's obligations under the Loan Agreement may be automatically accelerated, whereupon the Company's obligations under the Loan Agreement shall be immediately due and payable. At December 31, 2011, the Company believes it is in compliance with the Loan Agreement.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) TERM LOAN (Continued)

        At December 31, 2011 and 2010, the Company had $0.2 million in capitalized deferred financing costs incurred in connection with the Term Loan and is amortizing these costs over the original term of the Term Loan to interest expense. Interest expense on the Term Loan including the accretion of the Payment Fee and amortization of the deferred financing costs was $1.6 million for the year ended December 31, 2011.

        The Company is obligated to repay the following principal amounts for the Term Loan (including Payment Fee) as follows (in thousands):

2012	$3,971
2013	5,744
2014	5,735
2015	—
2016	—
Thereafter	—

Total	$15,450

(11) STOCKHOLDERS' EQUITY

Common Stock

        In April 2010, the Company filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration became effective on April 22, 2010.

        In January 2011, the Company entered into a controlled equity offering sales agreement (the "Cantor Agreement") with Cantor Fitzgerald & Co. (Cantor) pursuant to which the Company may issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. The Company agreed to pay Cantor a commission of up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or the Company. During the year ended December 31, 2011, the Company sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses. In January 2012, the Company sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. Under the terms of the Cantor Agreement, the Company will have the ability to sell up to 1,975,000 shares of its common stock upon the expiration or earlier waiver of the 90-day lock-up with the underwriters of the Company's recent offering in February 2012.

        In May 2011, the Company issued 11,500,000 shares of its common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock. The net proceeds to the Company were $33.7 million, after deducting underwriting fees and offering expenses.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) STOCKHOLDERS' EQUITY (Continued)

        In February 2012, the Company issued 10,500,000 shares of its common stock in an underwritten public offering. The net proceeds to the Company were $37.7 million, after deducting underwriting fees and estimated offering expenses. The Company has granted the underwriters a 30-day option to purchase up to an aggregate of 1,575,000 additional shares of common stock to cover overallotments, if any.

Convertible Preferred Stock

        At December 31, 2011, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock").

Shareholder Rights Plan

        The Company's Board has adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement, as amended, between the Company and Computershare Trust Company, N.A., as Rights Agent (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of the Company's common stock. Each Right, which expires in November 2014, entitles their holder to purchase from the Company one ten-thousandth of a share (a "Unit") of Series C-1 Preferred Stock at a cash exercise price of $35.00 per Unit, subject to adjustment. The Rights will trade separately from the common stock and will become exercisable only when a person or group has acquired 15% or more of the outstanding common stock or upon the commencement by a person or group of a tender offer that would result in such person or group acquiring 15% or more of the outstanding common stock other than as a result of repurchases of stock by the Company or certain inadvertent actions by a shareholder. In the event a person or group acquires 15% or more of the outstanding common stock each holder of a Right (except for any such person or group) would be entitled to receive upon exercise sufficient Units of Series C-1 Preferred Stock to equal a value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction or if 50% or more of the Company's assets or earning power is sold, each holder of a Right (except for any such person or group described above) would receive upon exercise common stock of the acquiring company with a value equal to two times the exercise price of the Right.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION

        The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan"), the 2008 Stock Option and Incentive Plan (the "2008 Plan"), Celldex Research's 2005 Equity Incentive Plan (the "Celldex Research 2005 Plan") and the CuraGen 2007 Plan. There are no shares available for future grant under the Celldex Research 2005 Plan and CuraGen 2007 Plan.

Employee Stock Purchase Plan

        At December 31, 2011, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase up to 250 shares of common stock per year, through payroll deductions, at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2011 and 2010, the Company issued 6,627 and 5,897 shares under the 2004 ESPP Plan, respectively. At December 31, 2011, 44,382 shares were available for issuance under the 2004 ESPP Plan.

Employee Stock Option and Incentive Plan

        The 2008 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and non-employee directors.

        At December 31, 2011, the 2008 Plan allowed for a maximum of 3,900,000 shares of common stock to be issued for grants of Stock Options and other Awards made prior to March 7, 2018 and grants of Incentive Stock Options made prior to October 20, 2017. The Company's board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

        A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2010	4,019,982	$6.93	6.6
Granted	942,884	$2.90
Exercised	(61,627)	$2.50
Canceled	(442,205)	$7.51

Options Outstanding at December 31, 2011	4,459,034	$6.08	6.9

Options Vested and Expected to Vest at December 31, 2011	4,412,254	$6.11	6.9
Options Exercisable at December 31, 2011	2,818,895	$7.16	5.9
Shares Available for Grant under the 2008 Plan	953,111

        The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.03 million, $1.0 million and $0.3 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $1.83, $2.82 and $5.29, respectively. The total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $2.5 million and $2.6 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2011 was $0.03 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2011 was $0.03 million. As of December 31, 2011, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $3.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.5 years.

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2010	9,338	$3.96
Granted	12,000	$3.24
Vested	(15,338)	$3.68
Canceled	—	—

Outstanding and unvested at December 31, 2011	6,000	$3.24

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was recorded as follows:

	2011	2010	2009
	(In thousands)
Research and development	$1,412	$1,625	$1,383
General and administrative	930	1,177	1,675

Total stock-based compensation expense	$2,342	$2,802	$3,058

        The fair values of employee and non-employee director stock options granted during the years ended December 31, 2011, 2010 and 2009 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected stock price volatility	68 – 70%	65 – 67%	65 – 68%
Expected option term	6.0 Years	6.2 Years	5.5 – 6.3 Years
Risk-free interest rate	1.4 – 2.9%	1.8 – 3.2%	1.8 – 3.4%
Expected dividend yield	None	None	None

(13) SIGNIFICANT REVENUE ARRANGEMENTS

        A summary of the Company's significant revenue contracts and arrangements follows:

GlaxoSmithKline plc (Glaxo) and Paul Royalty Fund II, L.P. (PRF)

        In 1997, the Company entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company's oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children's Hospital Medical Center (CCH) on net royalties received from Glaxo. The Company is obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

        In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the milestone payments and net royalties the Company will receive on worldwide sales of Rotarix. We have received a total of $60 million in milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement. The PRF agreement terminates in December 2012, unless otherwise extended. The Company's retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company's retained interest in Rotarix was $9.1 million, $6.4 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) SIGNIFICANT REVENUE ARRANGEMENTS (Continued)

Pfizer Inc. (Pfizer)

        In April 2008, the Company and Pfizer entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to rindopepimut. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. The Pfizer Agreement also provided for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date.

        The Company had determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company's deliverables under this collaboration primarily included an exclusive license to rindopepimut, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company had estimated that its expected performance period under the collaboration would be 9.5 years based on an assessment of the period over which the Company would have met its performance obligations under the collaboration. The $40 million up-front payment and research and development reimbursements were initially recorded as deferred revenue and recognized as revenue over this 9.5 year period.

        In November 2010, the Pfizer Agreement was terminated (the "Pfizer Termination") and all rights to rindopepimut were returned to the Company. Pfizer did not provide a reason for termination. As a result of the Pfizer Termination, the Company recognized the remaining deferred revenue related to the Pfizer Agreement to product development and licensing agreement revenue during the year ended December 31, 2010. The Company recorded $39.9 million and $5.2 million in product development and licensing agreement revenue under the Pfizer Agreement during the years ended December 31, 2010 and 2009, respectively. The Company incurred and invoiced Pfizer reimbursable costs related to the Pfizer collaboration of $0.8 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively. Effective with the Pfizer Termination, Pfizer is no longer funding the development of rindopepimut.

        In connection with the Pfizer Agreement, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University. The Company recorded these deferred sublicense fees to other assets in the consolidated balance sheets and was amortizing them to royalty expense over the 9.5-year performance period. As a result of the Pfizer Termination, the Company recognized the remaining deferred costs related to the Pfizer Agreement to royalty expense during year ended December 31, 2010. The Company recorded $5.7 million and $0.7 million in royalty expense related to these deferred sublicense fees during the years ended December 31, 2010 and 2009, respectively.

Rockefeller University (Rockefeller)

        The Company has provided research and development support to Rockefeller on the development of their vaccine, DCVax-001, which the Company refers to as CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. Payments to the Company are made on a time and materials basis. The Company recorded grant revenue from Rockefeller of $0.2 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense was $1.4 million, $1.0 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Medarex, Inc., a subsidiary of Bristol-Myers Squibb (Medarex)

        Medarex, a former related party, and the Company have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement, as amended, (Assignment and License Agreement) that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product; and

  •
  A Research and Commercialization Agreement, as amended, (Research and Commercialization Agreement) that provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies.

        Under the terms of the Assignment and License Agreement, the Company may be required to pay royalties in the low-single digits on any net product sale of a Licensed Royalty-Bearing Product or Anti-Mannose Product to Medarex until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. Under the terms of the Research and Commercialization Agreement, the Company may be required to pay milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low- to mid-single digits on any net product sales to Medarex with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, the Company exercised an option under the Research and Commercialization Agreement, whereby it licensed from Medarex access to the UltiMab technology to develop and commercialize human antibodies to CD27, including CDX-1127.

Rockefeller University (Rockefeller)

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

Duke University Brain Tumor Cancer Center (Duke)

        In September 2006, the Company and Duke entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to rindopepimut. The Company may be required to pay milestone of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Duke with respect to development and commercialization of rindopepimut.

Ludwig Institute for Cancer Research (Ludwig)

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

Alteris Therapeutics, Inc. (Alteris)

        In October 2005, the Company completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. The Company may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including rindopepimut.

Thomas Jefferson University (TJU)

        In connection with our acquisition of the assets of Alteris, the Company obtained the rights to two exclusive license agreements with TJU dated February 2003 related to the EGFRvIII tumor antigen. Under Under these licenses, the Company may be required to pay milestones of up to $3.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to TJU with respect to development and commercialization of rindopepimut.

3M Company

        In June 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company's proprietary Immune Response Modifier, Resiquimod™, (and additional Toll-Like Receptor 7/8 agonists (TLR)) for clinical study with the Company's proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology. The Company may be required to pay milestones of up to $3.8 million upon obtaining first approval for commercial sale of each product using this vaccine adjuvant and royalty payments in the low-single digits on any net product sales to 3M Company with respect to development and commercialization of the technology licensed from 3M Company.

University of Southampton, UK (Southampton)

        In November 2008, the Company entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

The Company may be required to pay milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Southampton with respect to development and commercialization of CDX-1127

Amgen Inc. (Amgen)

        In March 2009, the Company entered into a license agreement with Amgen to expand its Precision Targeted Immunotherapy Platform by acquiring exclusive rights to CDX-301 and CD40 ligand (CD40L). CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. The Company may be required to pay milestones of up to $1.3 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Amgen with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with the CuraGen acquisition, the Company assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary antibody-drug conjugate (ADC) technology for use with the Company's proprietary antibodies for the potential treatment of cancer. The Company may be required to pay milestones of up to $7.5 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology, including CDX-011.

(15) INCOME TAXES

        The components of income tax expense attributable to continuing operations consist of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax benefit (provision):
Federal	$16,204	$1,512	$12,750
State	3,131	779	(1,757)
Foreign	84	107	126
Expiration of Net Operating Losses and Research & Development Tax Credits	(411)	(13,924)	(3,992)

	19,008	(11,526)	7,127
Deferred tax valuation allowance	(19,008)	11,526	(6,598)

	$—	$—	$529

        Included in the state tax provision above for the year ended December 31, 2009 is the effect of a rate decrease on the deferred tax asset and liabilities offset by a $0.5 million tax benefit due to non-cash tax consequences of the CuraGen acquisition.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2011	2010	2009
	(In thousands)
Pre-tax book income (loss)	$(44,799)	$(2,533)	$(37,054)

Loss at Statutory Rates	(15,213)	(838)	(12,571)
Research and Development Credits	(1,736)	(1,498)	(1,456)
State Taxes	(3,131)	(779)	1,757
Other	661	717	1,151
Expiration of Net Operating Losses and Research & Development Tax Credits	411	13,924	3,992
Change in Valuation Allowance	19,008	(11,526)	6,598

Income tax (benefit) provision	$—	$—	$(529)

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

        The principal components of the deferred tax assets and liabilities at December 31, 2011 and 2010, respectively, are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$58,802	$50,228
Tax Credit Carryforwards	20,285	17,998
Deferred Expenses	31,002	23,705
Stock-based Compensation	3,184	3,066
Fixed Assets	2,029	1,957
Accrued Expenses and Other	197	311

	115,499	97,265
Gross Deferred Tax Liabilities
Other Acquired Intangibles	(4,878)	(5,615)
IPR&D Intangibles	(4,661)	(4,661)
Deferred License Costs and Other	—	(37)

	(9,539)	(10,313)

Total Deferred Tax Assets and Liabilities	105,960	86,952
Deferred Tax Assets Valuation Allowance	(110,621)	(91,613)

Net Deferred Tax Asset (Liability)	$(4,661)	$(4,661)

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        The net deferred tax liability of $4.7 million at December 31, 2011 and 2010 relates to the temporary differences associated with the IPR&D intangible assets acquired in the CuraGen acquisition, which are not deductible for tax purposes.

        As of December 31, 2011, the Company had the following federal net operating loss (NOL) carryforwards:

  •
  Prior to the merger of the Company and AVANT, $33.0 million was generated by the Company which expire at various dates starting in 2023 and going through 2028;

  •
  Prior to the merger of the Company and AVANT, $132.4 million, net of expirations and utilization, was generated by AVANT which expire at various dates starting in 2012 and going through 2028. NOLs of $0.8 million were utilized in 2009. $13.0 million and $12.1 million in NOLs expired in 2011 and 2010, respectively;

  •
  Following the merger of the Company and AVANT, $73.9 million was generated by the combined company which expire at various dates starting in 2028 and going through 2031; and

  •
  Prior to its acquisition by the Company, $518.3 million was generated by CuraGen.

        In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such ownership changes can significantly limit the amount of NOL carryforwards that may be utilized in future periods. The Company currently expects that it is not more likely than not that the CuraGen loss carryforwards may be utilized and, as such, no related asset has been recorded for such losses. The Company has not completed an analysis of losses generated by AVANT, however, the Company believes it is remote that $92 million of the AVANT loss carryforwards may be utilized in future periods and there may be substantial limitations on the Company's ability to use the remaining losses of $40.4 million. Following the merger of the Company and AVANT, the Company experienced changes in ownership as defined by Section 382 in June 2009 and December 2009. Further, prior to the AVANT merger, the Company as a stand alone company experienced a change in ownership in October 2007. As a result of the ownership change in October 2007, utilization of the Company's NOLs prior to October 2007 is subject to an annual limitation of $4.5 million on $28.3 million of NOLs generated before that date. As a result of the ownership changes in June 2009 and December 2009, there is an annual limitation amount of $6.0 million on $67.7 million NOLs. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

        Similar to the AVANT and CuraGen NOL carryforwards above, the Company believes that it is not more likely than not that federal and state research and development credits ("R&D credit") of $20.8 million and $14.4 million, respectively, will be utilized in the future periods. Further, the Company's ability to use the state NOL carryforwards of approximately $88.7 million and the remaining federal and state R&D credit carryforwards of approximately $14.0 million and $9.2 million, respectively, may be substantially limited. These state NOLs and federal and state credits expire at various dates starting in 2012 going through 2031. The Company has not yet completed a study of these

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

credits to substantiate the amounts. Until a study is completed, no amounts are being presented as an uncertain tax position.

        Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        The Company applies the authoritative guidance on account for and disclosure of uncertainty in income tax positions which requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty perfect likelihood of being realized upon the ultimate settlement with the relevant taxing authority. At December 31, 2011 and 2010, we had no unrecognized tax benefits. A full valuation allowance has been provided against our deferred tax assets and liabilities and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

        Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company completed an examination by the Internal Revenue Service with respect to 2008 which resulted in no change to our 2008 tax return. The Company is not currently under examination by any other jurisdictions for any tax year.

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at December 31, 2011 against the Company's net deferred tax assets.

(16) COMMITMENTS AND CONTINGENCIES

        The Company has facility and equipment leases that expire at various dates through 2017. Certain of these facility leases contain renewal options, early termination provisions, and provisions that escalate the base rent payments and require the Company to pay common area maintenance costs (CAM) during the lease term. The Company entered into a letter of credit facility with a national U.S. financial institution which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey. The Company recorded restricted cash related to this security deposit of $0.2 million to other assets in the consolidated balance sheets at December 31, 2011 and December 31, 2010.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) COMMITMENTS AND CONTINGENCIES (Continued)

        The following obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2011 do not include the exercise of renewal terms or early termination provisions (in thousands):

2012	$2,405
2013	2,414
2014	2,445
2015	2,503
2016	2,400
Thereafter	1,014

Total minimum lease payments	$13,181

        The Company's total rent and CAM expense for all facility leases was $2.5 million for the years ended December 31, 2011, 2010 and 2009.

(17) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(18) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
	(In thousands, except per share amounts)
Total revenue	$2,516	$1,952	$2,363	$2,433
Net loss	(10,059)	(10,236)	(11,772)	(12,732)
Basic and diluted net loss per common share	(0.31)	(0.27)	(0.27)	(0.29)

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
	(In thousands, except per share amounts)
Total revenue	$3,713	$2,951	$2,408	$37,721
Net (loss) income	(6,582)	(9,525)	(9,087)	22,661
Basic net (loss) income per common share	(0.21)	(0.30)	(0.28)	0.71
Diluted net (loss) income per common share	(0.21)	(0.30)	(0.28)	0.70

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2011, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex Therapeutic, Inc.," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2012 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2012 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2012 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2012 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2012 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2012 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2012 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2012 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2012 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	8-K (000-15006)	2.1	10/22/07
2.2	Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc.	8-K (000-15006)	2.1	5/29/09
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Amended and Restated By-Laws as of March 14, 2007	10-K (000-15006)	3.5	3/18/08
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	S-3 (000-15006)	4.17	4/5/10
4.2	Shareholder Rights Agreement dated November 5, 2004	8-A (000-15006)	4.1	11/8/04

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.3	Amendment No. 1 to Shareholder Rights Agreement dated October 19, 2007	8-A/A (000-15006)	10.1	10/22/07
4.4	Amendment No. 2 to Shareholder Rights Agreement dated March 7, 2008	8-A/A (000-15006)	10.1	3/7/08
4.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 53 LLC dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
*10.4	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.5	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.6	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.7	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.8	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.9	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.10	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.11	Lease Agreement dated as of October 21, 2005 by and between Phillipsburg Associates, L.P. and the Company.	S-4 (333-148291)	10.10	1/18/08

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.12	First Amendment to Lease between Phillipsburg Associates, L.P. and the Company dated October 11, 2010	10-Q/A (000-15006)	10.1	12/23/10
10.13	Subordination, Non-Disturbance and Attornment Agreement between Bank of America and the Company dated October 11, 2010	10-Q/A (000-15006)	10.2	12/23/10
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.14	License Agreement between the Company and SmithKline Beecham PLC dated as of December 1, 1997	10-K (000-15006)	10.20	3/28/00
10.15	Amendment Agreement, dated January 9, 2003, between the Company and SmithKline Beecham PLC	10-K/A (000-15006)	10.21	9/12/03
10.16	License and Clinical Trials Agreement, effective as of February 27, 1995, between the Company and the James N. Gamble Institute of Medical Research	10-K/A (000-15006)	10.23	9/12/03
10.17	Amendment Agreement between Cincinnati Children's Hospital Medical Center and the Company dated November 17, 2003	10-K/A (000-15006)	10.10	12/23/10
10.18	License Agreement, dated as of November 25, 1988, by and among The Johns Hopkins University, Brigham and Women's Hospital and the Company	10-K/A (000-15006)	10.28	9/12/03
10.19	Purchase Agreement, dated as of May 16, 2005, by and between the Company and PRF Vaccine Holdings LLC	8-K (000-15006)	10.1	5/18/05
10.20	Amendment Agreement to Purchase Agreement between the Company and PRF Vaccine Holdings LLC, dated as of March 14, 2006	8-K (000-15006)	10.1	3/15/06
*10.21	Exclusive License Agreement dated February 1, 2003 by and between Thomas Jefferson University and the Company	S-4 (333-148291)	10.1	1/18/08
*10.22	Amendment to License Agreement between Thomas Jefferson University and the Company dated March 27, 2008	10-K/A (000-15006)	10.12	12/23/10
*10.23	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and the Company	S-4 (333-148291)	10.2	1/18/08
*10.24	License Agreement dated September 1, 2006 by and between Duke University and the Company	S-4 (333-148291)	10.3	1/18/08
10.25	Amendment to License Agreement between Duke University and the Company dated April 2, 2008	10-K/A (000-15006)	10.5	12/23/10
*10.26	License Agreement between Duke University, The Johns Hopkins University and the Company dated December 31, 2003	10-K/A (000-15006)	10.11	12/23/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.27	Amendment to License Agreement between Duke University, The Johns Hopkins University and the Company dated April 2, 2008	10-K/A (000-15006)	10.13	12/23/10
*10.28	Assignment and License Agreement, as amended, dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.4	1/18/08
*10.29	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.30	Supply Agreement dated August 18, 2006 by and between the Company and Biosyn	S-4 (333-148291)	10.9	1/18/08
*10.31	Research Collaboration and Commercialization Agreement effective October 20, 2006 between the Company and the Ludwig Institute for Cancer Research	10-K (000-15006)	10.45	3/2/09
*10.32	Vaccine Adjuvant License and Collaboration Agreement dated on May 30, 2008 between the Company and 3M Innovation Properties Company	10-K (000-15006)	10.46	3/2/09
*10.33	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.34	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.35	Collaboration Agreement dated June 18, 2004 between Seattle Genetics and CuraGen	10-K (000-15006)	10.27	3/12/10
*10.36	Second Restated Collaboration Agreement dated April 12, 2004 and amended October 19, 2004 between Abgenix Inc. and CuraGen	10-K (000-15006)	10.28	3/12/10
10.37	Amgen Letter Agreement, by and between CuraGen and Amgen Fremont, Inc. dated May 2, 2009	10-K (000-15006)	10.29	3/12/10
*10.38	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen	10-K (000-15006)	10.30	3/12/10
*10.39	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
10.40	Master Services Agreement dated March 29, 2010 by and between the Company and Prologue Research International, Inc. (Prologue)	10-Q (000-15006)	10.2	11/3/11
10.41	Amendment to Master Services Agreement dated July 6, 2011 by and between the Company and Novella Clinical Inc. (formerly known as Prologue)	10-Q (000-15006)	10.3	11/3/11

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.42	Loan and Security Agreement, dated as of December 30, 2010, by and among Celldex Therapeutics, Inc., Celldex Research Corporation and MidCap Financial, LLC.	8-K (000-15006)	10.1.1	1/6/11
10.43	Promissory Note issued by Celldex Therapeutics, Inc. and Celldex Research Corporation to MidCap Financial, LLC.	8-K (000-15006)	10.1.2	1/6/11
10.44	Joinder and First Loan Modification Agreement, dated as of March 7, 2011, by and among Celldex Therapeutics, Inc., Celldex Research Corporation, MidCap Funding V, LLC and General Electric Capital Corporation.	10-K (000-15006)	10.53	3/9/11
10.45	Promissory Note issued by Celldex Therapeutics, Inc. and Celldex Research Corporation to General Electric Capital Corporation.	10-K (000-15006)	10.54	3/9/11
10.46	Second Loan Modification Agreement, dated as of March 2, 2012, by and among Celldex Therapeutics, Inc., Celldex Research Corporation, MidCap Funding V, LLC and General Electric Capital Corporation.	8-K (000-15006)	10.1	3/7/12
10.47	Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	10.1.3	1/6/11
Material Contracts—Management Contracts and Compensatory Plans
†10.48	2008 Stock Option and Incentive Plan, as amended and restated	10-K (000-15006)	10.34	3/12/10
†10.49	2004 Employee Stock Purchase Plan, as amended and restated	10-K (000-15006)	10.35	3/12/10
†10.50	Employment Agreement, dated January 6, 2009, by and between the Company and Avery W. Catlin	8-K (000-15006)	10.1	1/8/09
†10.51	Employment Agreement, dated January 6, 2009, by and between the Company and Thomas Davis, MD	8-K (000-15006)	10.2	1/8/09
†10.52	Employment Agreement, dated January 6, 2009, by and between the Company and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	1/8/09
†10.53	Amended and Restated Employment Agreement, dated January 6, 2009, by and between the Company and Anthony S. Marucci.	8-K (000-15006)	10.4	1/8/09
†10.54	Amended and Restated Employment Agreement, dated July 1, 2011, by and between the Company and Ronald A. Pepin, Ph.D.	8-K (000-15006)	10.1	7/6/11
†10.55	Form of Stock Option Agreement	8-K (000-15006)	10.1	1/25/10

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
†10.56	CuraGen 2007 Stock Incentive Plan, amended and restated	10-K (000-15006)	10.41	3/12/10
†10.57	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
+101	XBRL Instance Document
+102	XBRL Taxonomy Extension Schema Document
+103	XBRL Taxonomy Extension Calculation Linkbase Document
+104	XBRL Taxonomy Extension Definition Linkbase Document
+105	XBRL Taxonomy Extension Label Linkbase Document
+106	XBRL Taxonomy Extension Presentation Linkbase Document

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
March 8, 2012		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 8, 2012
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2012
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	March 8, 2012
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	March 8, 2012
/s/ GEORGE O. ELSTON George O. Elston	Director	March 8, 2012
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 8, 2012
/s/ TIMOTHY M. SHANNON, M.D. Timothy M. Shannon, M.D.	Director	March 8, 2012
/s/ KAREN L. SHOOS Karen L. Shoos	Director	March 8, 2012