Form 10-Q
period 2012-03-31
Celldex Therapeutics, Inc.
filed 2012-05-04
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 26, 2012, 58,735,636 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,755	$11,899
Marketable Securities	69,374	41,413
Accounts and Other Receivables	140	170
Prepaid and Other Current Assets	1,967	1,202
Total Current Assets	94,236	54,684
Property and Equipment, Net	8,447	9,093
Intangible Assets, Net	24,632	24,923
Other Assets	460	329
Goodwill	8,965	8,965
Total Assets	$136,740	$97,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$535	$935
Accrued Expenses	6,359	7,008
Current Portion of Long-Term Liabilities	358	219
Current Portion of Term Loan	5,294	6,136
Total Current Liabilities	12,546	14,298
Term Loan, less Current Portion	9,890	9,008
Other Long-Term Liabilities	6,418	5,966
Total Liabilities	28,854	29,272

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2012 and December 31, 2011	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 58,735,636 and 44,210,636 Shares Issued and Outstanding at March 31, 2012 and December 31, 2011, respectively	59	44
Additional Paid-In Capital	323,587	271,032
Accumulated Other Comprehensive Income	2,762	2,652
Accumulated Deficit	(218,522)	(205,006)
Total Stockholders’ Equity	107,886	68,722
Total Liabilities and Stockholders’ Equity	$136,740	$97,994

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUE:
Product Development and Licensing Agreements	$35	$14
Contracts and Grants	54	—
Product Royalties	2,344	2,502
Total Revenue	2,433	2,516

OPERATING EXPENSE:
Research and Development	10,769	6,853
Royalty	2,344	2,502
General and Administrative	2,317	2,336
Amortization of Acquired Intangible Assets	291	483
Total Operating Expense	15,721	12,174

Operating Loss	(13,288)	(9,658)
Investment and Other Income, Net	205	84
Interest Expense	(433)	(485)
Net Loss	$(13,516)	$(10,059)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.27)	$(0.31)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	50,145	32,047

COMPREHENSIVE LOSS:
Net Loss	$(13,516)	$(10,059)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	2	(4)
Unrealized Gain on Marketable Securities	108	13
Comprehensive Loss	$(13,406)	$(10,050)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(13,516)	$(10,059)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	544	562
Amortization of Intangible Assets	291	483
Amortization and Premium of Marketable Securities	(373)	244
Realized (Gain) Loss on Sales and Maturities of Marketable Securities	(4)	5
Loss (Gain) on Sales or Disposal of Assets	23	(55)
Stock-Based Compensation Expense	641	580
Non-Cash Interest Expense	57	135
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	30	81
Prepaid and Other Current Assets	(672)	(162)
Other Assets	(131)	(37)
Accounts Payable and Accrued Expenses	(1,049)	(929)
Other Liabilities	606	288
Net Cash Used in Operating Activities	(13,553)	(8,864)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	5,912	8,653
Purchases of Marketable Securities	(33,388)	(3,245)
Acquisition of Property and Equipment	(42)	(202)
Proceeds from Sales or Disposal of Assets	11	64
Net Cash (Used in) Provided by Investing Activities	(27,507)	5,270

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	51,929	—
Issuance of Term Loan	—	5,000
Payment of Convertible Subordinated Debt	—	(12,503)
Payments of Other Liabilities	(15)	(46)
Net Cash Provided by (Used in) Financing Activities	51,914	(7,549)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	10,856	(11,147)
Cash and Cash Equivalents at Beginning of Period	11,899	21,287
Cash and Cash Equivalents at End of Period	$22,755	$10,140

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2012.

At March 31, 2012, the Company had cash, cash equivalents and marketable securities of $92.1 million; working capital of $81.7 million; and a Term Loan balance of $15.2 million. The Company incurred a loss of $13.5 million for the three months ended March 31, 2012.  Net cash used in operations for the three months ended March 31, 2012 was $13.6 million.  The Company believes that the cash, cash equivalents and marketable securities at March 31, 2012 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

The Company raised net proceeds of $51.9 million during the three months ended March 31, 2012 from the sale of its common stock.  During the next twelve months, the Company may take further steps to raise additional capital to meet its long-term liquidity needs.  These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the adoption of new accounting standards during the first three months of 2012 as discussed below.

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

In January 2012, the Company adopted a new U.S. GAAP accounting standard which amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-

likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under U.S. GAAP.  The Company’s adoption of this new standard did not have a material effect on its operating results or financial position.

In January 2012, the Company adopted a new U.S. GAAP accounting standard which clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The Company’s adoption of this standard did not have a material impact on its operating results or financial position.

(3)  Net Loss Per Share

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

	As of March 31,
	2012	2011

Stock options	4,311,999	3,727,434
Restricted stock	3,000	4,669
	4,314,999	3,732,103

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of March 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$21,723	$21,723	—	—
Marketable securities	$69,374	—	$69,374	—
	$91,097	$21,723	$69,374	—

	As of December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$11,038	$11,038	—	—
Marketable securities	$41,413	—	$41,413	—
	$52,451	$11,038	$41,413	—

There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.  Our Term Loan is valued based on level 2 inputs.  Based on these calculations, the fair value approximates the carrying value of the Term Loan and note payable at March 31, 2012.

(5) Marketable Securities

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$20,637	$28	$—	$20,665
Maturing after one year through three years	21,837	117	4	21,950
Total U.S. government and municipal obligations	$42,474	$145	$4	$42,615
Corporate debt securities
Maturing in one year or less	$19,219	$17	$1	$19,235
Maturing after one year through three years	7,508	24	8	7,524
Total corporate debt securities	$26,727	$41	$9	$26,759
Total marketable securities	$69,201	$186	$13	$69,374

December 31, 2011
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$19,993	$20	$—	$20,013
Maturing after one year through three years	10,808	122	6	10,924
Total U.S. government and municipal obligations	$30,801	$142	$6	$30,937
Corporate debt securities
Maturing in one year or less	$5,817	$3	$4	$5,816
Maturing after one year through three years	4,730	2	72	4,660
Total corporate debt securities	$10,547	$5	$76	$10,476
Total marketable securities	$41,348	$147	$82	$41,413

The Company classifies all of its marketable securities as current assets on the consolidated balance sheets because they are available-for-sale and available to fund current operations. The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of March 31, 2012.

(6)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2012			December 31, 2011
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(2,242)	12,258	14,500	$(2,018)	12,482
Core Technology	4.5 - 11 years	1,948	(1,374)	574	1,948	(1,307)	641
Total Intangible Assets		$28,248	$(3,616)	$24,632	$28,248	$(3,325)	$24,923
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The IPR&D and Amgen Amendment intangible assets relate to the CDX-011 program and were acquired in connection with the Company’s acquisition of CuraGen Corporation in 2009.  The Core Technology intangible asset primarily relates to the rindopepimut program and was acquired in connection with the Company’s acquisition of Alteris Therapeutics, Inc. in 2005.

(7) Term Loan

In December 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (MidCap) pursuant to which the Company borrowed $10 million (the “Term Loan”) from MidCap. In March 2011, as the Company had anticipated, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (GECC) (collectively with MidCap, the “Lenders”) to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. In September 2011, the Company exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012. In March 2012, the Company amended the Loan Agreement to extend the maturity date from December 2013 to December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 (the “Final Payment Fee”) due upon repayment of the Term Loan in full.

Interest on the Term Loan is payable monthly and principal is due, as amended, in 34 equal consecutive monthly installments commencing on April 1, 2012. All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2014 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three and 2% in year two of the original principal amount of the Term Loan. There is no prepayment premium if the loan is paid off early in year four. The Company is also obligated to make a payment fee of $0.5 million (the “Payment Fee”) upon the earlier of (A) December 30, 2013 or (B) upon repayment of the Term Loan in full prior to December 30, 2013. The Company is accreting the Payment Fee ratably over the original term of the Term Loan to interest expense.

The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company’s existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company’s obligations under the Loan Agreement may be automatically accelerated, whereupon the Company’s obligations under the Loan Agreement shall be immediately due and payable. At March 31, 2012, the Company believes it is in compliance with the Loan Agreement.

Interest expense on the Term Loan including the accretion of the Payment Fee and Final Payment Fee and amortization of the deferred financing costs was $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Deferred Rent	$434	$435
Net Deferred Tax Liability	4,661	4,661
Deferred Income from Sale of Tax Benefits	1,119	510
Loan Payable	512	527
Other	50	52
Total	6,776	6,185
Less Current Portion	(358)	(219)
Long-Term Portion	$6,418	$5,966

In January 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.8 million and $0.6 million to an independent third party for $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in NJ for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the three months ended March 31, 2012, the Company recorded $0.1 million to other income related to the sale of these tax benefits.

(9) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (Cantor) pursuant to which the Company may issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. The Company agreed to pay Cantor a commission of up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or the Company. During the year ended December 31, 2011, the Company sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses. During the three months ended March 31, 2012, the Company sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. Under the terms of the Cantor Agreement, the Company has the ability to sell up to 1,975,000 shares of its common stock upon the expiration or earlier waiver of the 90-day lock-up with the underwriters of the Company’s recent offering in February 2012.

During the three months ended March 31, 2012, the Company issued 12,075,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to the Company were $43.4 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2011	4,459,034	$6.08	6.9
Granted	3,750	$3.89
Exercised	—	—
Canceled	(150,785)	$8.43
Options Outstanding at March 31, 2012	4,311,999	$6.00	6.9
Options Vested and Expected to Vest at March 31, 2012	4,272,976	$6.03	6.9
Options Exercisable at March 31, 2012	2,868,567	$7.09	6.0
Shares Available for Grant under the 2008 Plan	972,423

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2012 was $2.44.

A summary of restricted stock activity under the 2008 Plan for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2011	6,000	$3.24
Granted	—	—
Vested	(3,000)	3.24
Canceled	—	—
Outstanding and unvested at March 31, 2012	3,000	$3.24

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was recorded as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Research and development	$396	$361
General and administrative	245	219
Total stock-based compensation expense	$641	$580

The fair values of employee stock options granted during the three months ended March 31, 2012 and 2011 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2012	2011
Expected stock price volatility	70%	68%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	1.4%	2.9%
Expected dividend yield	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus.  The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2012 and December 31, 2011 against the Company’s net deferred tax assets.

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and other reports that Celldex files with the Securities and Exchange Commission.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. Our lead drug candidates include rindopepimut (CDX-110), an immunotherapeutic vaccine in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma, CDX-011, an antibody-drug conjugate in a randomized Phase 2b study for the treatment of advanced breast cancer and CDX-1127, a therapeutic human antibody in a Phase 1 study for cancer indications. We have additional clinical and preclinical programs, including CDX-1401, an APC Targeting Technology™ program, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1135, a molecule that inhibits a part of the immune system called the complement system.

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

The following table includes the programs that we currently believe are significant to our business:

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

During the past five years through December 31, 2011, we incurred an aggregate of $118.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2012 and 2011. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Rindopepimut	$4,939	$1,056
CDX-011	1,078	972
CDX-1127	936	1,836
CDX-1401	486	608
CDX-301	548	228
CDX-1135	2,330	810
CDX-014	133	72
Other Programs	319	1,271
Total R&D Expense	$10,769	$6,853

Clinical Development Programs

Rindopepimut (CDX-110)

Our lead clinical development program, rindopepimut, is an immunotherapeutic vaccine that targets the tumor-specific molecule, epidermal growth factor receptor variant III (EGFRvIII).  EGFRvIII is a mutated form of the epidermal growth factor receptor (EGFR) that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII has been shown by polymerase chain reaction (PCR) analysis to be expressed in approximately 31% of glioblastoma (GB) tumors, also referred to as glioblastoma multiforme (GBM), the most common and aggressive form of brain cancer.  The rindopepimut vaccine is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin (KLH) and administered together with the adjuvant GM-CSF. The Food and Drug Administration (FDA) and the European Medicines Agency (EMA) have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GB and the FDA has also granted Fast Track designation.

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

In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in patients with heavily pre-treated, advanced, GPNMB-positive breast cancer. Patients were randomized (2:1) to receive either CDX-011 or single-agent “Investigator’s Choice” chemotherapy. Patients randomized to receive Investigator’s Choice are allowed to cross over to CDX-011 following disease progression. Activity endpoints include response rate (RR) and PFS. We expect that a significant portion of the enrolled patients will have triple-negative disease, since GPNMB is frequently expressed in this patient population. We expect to disclose topline results on a Company-sponsored webcast during the second quarter of 2012.  Mature data is expected to be presented at an appropriate scientific conference in the fourth quarter of 2012.

In 2009, Formatech, Inc., a third party contract manufacturer (“Formatech”) was engaged by us for the aseptic filling of one lot of our CDX-011 product candidate being used in our ongoing Phase 2b study. The CDX-011 lot from Formatech has passed all of the sterility testing performed during drug release and in subsequent stability studies. At the end of January 2012, we were notified by the FDA that because significant Good Manufacturing Practice (GMP) violations were uncovered during inspection of Formatech, our Phase 2b study for CDX-011 was being placed on partial clinical hold. The FDA uncovered these findings during their inspections of the Formatech facility between August to October 2010 and July to August 2011. These inspections began approximately one year after the CDX-011 drug product was filled at Formatech. Specifically, the FDA requested that no new patients be treated with CDX-011. However, patients already undergoing treatment with CDX-011 could continue treatment using vials of CDX-011 from the lot filled by Formatech, after such patients were informed of the potential risk and reconsented to continued participation in the study. Since the Phase 2b trial completed accrual of patients in December 2011 and there are currently no other ongoing open studies with CDX-011, the only patients that are affected by the partial hold are in the Investigator’s Choice (control arm) of the study who currently are not receiving CDX-011 and may be eligible to cross over at the time of progression and receive CDX-011 under the study protocol.

In subsequent conversations with the FDA, they have agreed to allow patients on the Investigator Choice control arm in the ongoing Phase 2b study to resume cross over at the time of progression and receive an older lot of CDX-011 drug product that was filled by a different contract manufacturer once the patients are informed that they can only receive treatment with CDX-011 until the earlier of disease progression, exhaustion or expiration of the older lot of CDX-011.  The primary analyses for the study are entirely based upon the primary randomization and do not include the cross over results.  We do not believe that this partial hold will significantly impact analysis of the Phase 2b data for purposes of determining next steps in our future development of CDX-011.

In addition, the FDA has agreed in concept that we could reprocess the remaining available vials of CDX-011 manufactured at Formatech at another cGMP contract manufacturer. The FDA’s final decision regarding the acceptability of this reprocessing will be made upon review of data concerning the stability and sterility of the reprocessed vials of CDX-011. If we are unsuccessful at reprocessing the available drug product or if FDA does not approve the use of these reprocessed vials, we will need to manufacture new drug product for subsequent clinical studies for CDX-011, which may cause a delay in the initiation of a subsequent trial with CDX-011.

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

CDX-1401

CDX-1401, developed from our APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20 — 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to dendritic cells for generating robust immune responses against cancer cells expressing NY-ESO-1. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

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

CDX-1135 is currently being studied in DDD under an investigator sponsored IND and initial experience indicates that CDX-1135 limits complement abnormalities. In 2011, we completed process development activities and manufactured GMP clinical drug product. Based on discussion to date with the FDA, we are currently planning to initiate a Phase 2 pilot study of CDX-1135 in a small number of DDD patients to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity in the second half of 2012.

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

Marketed Products

Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to GlaxoSmithKline plc (Glaxo) and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. Glaxo gained approval for its rotavirus vaccine, Rotarix, in Mexico in July 2004, which represented the first in a series of worldwide approvals and commercial launches for the product leading up to the approval in Europe in 2006 and in the U.S. in 2008. We licensed-in our rotavirus strain in 1995 and owe a license fee of 30% to Cincinnati Children’s Hospital Medical Center (CCH) on net royalties received from Glaxo. We are obligated to maintain a license with CCH with respect to the Glaxo agreement. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice. The last relevant patent is scheduled to expire in December 2012. No additional milestone payments are due from Glaxo under the agreement.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for business combinations, revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$35	$14	$21	150%
Contracts and Grants	54	—	54	n/a
Product Royalties	2,344	2,502	(158)	(6)%
Total Revenue	$2,433	$2,516	$(83)	(3)%
Operating Expense:
Research and Development	10,769	6,853	3,916	57%
Royalty	2,344	2,502	(158)	(6)%
General and Administrative	2,317	2,336	(19)	(1)%
Amortization of Acquired Intangible Assets	291	483	(192)	(40)%
Total Operating Expense	15,721	12,174	3,547	29%
Operating Loss	(13,288)	(9,658)	3,630	38%
Investment and Other Income, Net	205	84	121	144%
Interest Expense	(433)	(485)	(52)	(11)%
Net Loss	$(13,516)	$(10,059)	$3,457	34%

Net Loss

The $3.5 million increase in net loss for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily the result of an increase in research and development expense.

Revenue

The $0.1 million increase in contract and grant revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to an increase in revenue related to an HIV vaccine being funded through a Small Business Innovation Research (SBIR) grant in collaboration with Rockefeller University.  The $0.2 million decrease in product royalty revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(In thousands)
Personnel	$3,427	$3,203	$224	7%
Laboratory Supplies	388	530	(142)	(27)%
Facility	1,143	1,174	(31)	(3)%
Product Development	4,984	1,369	3,615	264%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The $0.2 million increase in personnel expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to higher headcount.  We expect personnel expenses to increase slightly over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.1 million decrease in laboratory supply expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to lower manufacturing supply purchases.  We expect supply expenses to increase over the next twelve months as a result of increased research and development activities, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  Facility expenses for the three months ended March 31, 2012 were relatively consistent compared to the three months ended March 31, 2011.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $3.6 million increase in product development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011was primarily due to an increase in clinical trial costs of $3.7 million primarily due to ACT IV and ReACT studies.  We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial expenses related to our rindopepimut program, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $0.2 million decrease in royalty expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to a decrease in Rotarix® related product royalty fees.  Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2012 were relatively consistent compared to the three months ended March 31, 2011 and included higher investor relations expenses offset by lower other professional service fees.  We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $0.2 million decrease in amortization expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011was due to certain intangible assets becoming fully amortized during 2011.  We expect amortization expense of acquired intangible assets to decrease over the next twelve months.

Investment and Other Income, Net

The $0.1 million increase in investment and other income, net for the three months ended March 31, 2012 compared to the three months ended March 31, 2011was primarily due to $0.1 million in other income related to the sale of New Jersey tax benefits.  We anticipate investment income to increase over the next twelve months due to the $51.9 million in net proceeds we raised during the three months ended March 31, 2012.

Interest Expense

The $0.1 million decrease in interest expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to us paying $12.8 million to satisfy all outstanding principal and accrued interest related to the CuraGen Debt in February 2011.  We anticipate interest expense to remain relatively consistent over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $92.1 million. Our working capital at March 31, 2012 was $81.7 million. At March 31, 2012, our Term Loan balance was $15.2 million. We incurred a loss of $13.5 million for the three months ended March 31, 2012.  Net cash used in operations for the three months ended March 31, 2012 was $13.6 million.  We believe that the cash, cash equivalents and marketable securities at March 31, 2012 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

We raised net proceeds of $51.9 million during the three months ended March 31, 2012 from the sale of our common stock.  During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs.  Our capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business.

Operating Activities

Net cash used in operating activities was $13.6 million for the three months ended March 31, 2012 compared to $8.9 million for the three months ended March 31, 2011. The increase in net cash used in operating activities was primarily due to an increase in net loss of $3.5 million and changes in working capital.  We expect that cash used in operations will increase over the next twelve months primarily related to costs incurred on our rindopepimut program.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical studies and clinical trials, as our product candidates are developed. We plan to spend significant amounts to progress our current product candidates through the clinical trial and commercialization process as well as to develop additional product candidates. As our product candidates progress through the clinical trial process, we may be obligated to make significant milestone payments.

Investing Activities

Net cash used in investing activities was $27.5 million for the three months ended March 31, 2012 compared to net cash provided by investing activities of $5.3 million for the three months ended March 31, 2011. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the three months ended March 31, 2012 of $27.5 million as compared to net sales of marketable securities for the three months ended March 31, 2011 of $5.4 million.

Financing Activities

Net cash provided by financing activities was $51.9 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $7.5 million for the three months ended March 31, 2011.  We raised net proceeds of $51.9 million during the three months ended March 31, 2012 from the sale of our common stock.  In February 2011, we paid $12.5 million to satisfy all outstanding principal related to the CuraGen Debt.  In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from GECC to increase the amount owed under the Term Loan to $15 million.

Equity Offerings

In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010.

In January 2011, we entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. We agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or the Company.  During the year ended December 31, 2011, we sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses. During the three months ended March 31, 2012, we sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds. Under the terms of the Cantor Agreement, we have the ability to sell up to 1,975,000 shares of our common stock upon the expiration or earlier waiver of our 90-day lock-up with the underwriters of our recent offering in February 2012.

During the three months ended March 31, 2012, we issued 12,075,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to us were $43.4 million, after deducting underwriting fees and offering expenses.

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

Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable. At March 31, 2012, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 8, 2012 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2012 due to the short-term maturities of these instruments.

Item 4.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2012, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012.

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

10.1

Second Loan Modification Agreement, dated as of March 2, 2012, by and among Celldex Therapeutics, Inc., Celldex Research Corporation, MidCap Funding V, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on March 7, 2012 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 4, 2012	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 4, 2012	Avery W. Catlin
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

10.1

Second Loan Modification Agreement, dated as of March 2, 2012, by and among Celldex Therapeutics, Inc., Celldex Research Corporation, MidCap Funding V, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on March 7, 2012 with the Securities and Exchange Commission.

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