Form 10-Q
period 2012-06-30
Celldex Therapeutics, Inc.
filed 2012-08-09
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 59,292,071 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,563	$11,899
Marketable Securities	60,109	41,413
Accounts and Other Receivables	61	170
Prepaid and Other Current Assets	1,665	1,202
Total Current Assets	80,398	54,684
Property and Equipment, Net	7,998	9,093
Intangible Assets, Net	24,340	24,923
Other Assets	428	329
Goodwill	8,965	8,965
Total Assets	$122,129	$97,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$395	$935
Accrued Expenses	6,555	7,008
Current Portion of Long-Term Liabilities	335	219
Current Portion of Term Loan	5,294	6,136
Total Current Liabilities	12,579	14,298
Term Loan, less Current Portion	8,608	9,008
Other Long-Term Liabilities	6,394	5,966
Total Liabilities	27,581	29,272

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2012 and December 31, 2011	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 58,753,571 and 44,210,636 Shares Issued and Outstanding at June 30, 2012 and December 31, 2011, respectively	59	44
Additional Paid-In Capital	324,062	271,032
Accumulated Other Comprehensive Income	2,722	2,652
Accumulated Deficit	(232,295)	(205,006)
Total Stockholders’ Equity	94,548	68,722
Total Liabilities and Stockholders’ Equity	$122,129	$97,994

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUE:
Product Development and Licensing Agreements	$40	$11	$75	$25
Contracts and Grants	96	—	149	—
Product Royalties	1,873	1,941	4,218	4,443
Total Revenue	2,009	1,952	4,442	4,468

OPERATING EXPENSE:
Research and Development	11,114	7,169	21,881	14,021
Royalty	1,873	1,941	4,218	4,443
General and Administrative	2,219	2,240	4,536	4,576
Amortization of Acquired Intangible Assets	291	483	583	966
Total Operating Expense	15,497	11,833	31,218	24,006

Operating Loss	(13,488)	(9,881)	(26,776)	(19,538)
Investment and Other Income, Net	126	79	331	163
Interest Expense	(411)	(434)	(844)	(920)
Net Loss	$(13,773)	$(10,236)	$(27,289)	$(20,295)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.23)	$(0.27)	$(0.50)	$(0.58)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	58,733	37,463	54,439	34,770

COMPREHENSIVE LOSS:
Net Loss	$(13,773)	$(10,236)	$(27,289)	$(20,295)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1)	(1)	1	(5)
Unrealized (Loss) Gain on Marketable Securities	(39)	15	69	28
Comprehensive Loss	$(13,813)	$(10,222)	$(27,219)	$(20,272)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(27,289)	$(20,295)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,073	1,130
Amortization of Intangible Assets	583	966
Amortization and Premium of Marketable Securities	(157)	(242)
Realized (Gain) Loss on Sales and Maturities of Marketable Securities	(6)	8
Gain on Sale or Disposal of Assets	(12)	(55)
Stock-Based Compensation Expense	1,088	1,133
Non-Cash Interest Expense	111	192
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	109	161
Prepaid and Other Current Assets	(493)	(408)
Other Assets	(99)	(4)
Accounts Payable and Accrued Expenses	(993)	(937)
Other Liabilities	573	122
Net Cash Used in Operating Activities	(25,512)	(18,229)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	20,919	18,394
Purchases of Marketable Securities	(39,383)	(38,727)
Acquisition of Property and Equipment	(122)	(282)
Proceeds from Sale or Disposal of Assets	156	64
Net Cash Used in Investing Activities	(18,430)	(20,551)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	51,957	35,889
(Payments) Issuance of Term Loan	(1,323)	5,000
Payment of Convertible Subordinated Debt	—	(12,503)
Payments of Other Liabilities	(29)	(58)
Net Cash Provided by Financing Activities	50,605	28,328

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(5)

Net Increase (Decrease) in Cash and Cash Equivalents	6,664	(10,457)
Cash and Cash Equivalents at Beginning of Period	11,899	21,287
Cash and Cash Equivalents at End of Period	$18,563	$10,830

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

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

At June 30, 2012, the Company had cash, cash equivalents and marketable securities of $78.7 million; working capital of $67.8 million; and a Term Loan balance of $13.9 million. The Company incurred a loss of $27.3 million for the six months ended June 30, 2012.  Net cash used in operations for the six months ended June 30, 2012 was $25.5 million. The Company believes that the cash, cash equivalents and marketable securities at June 30, 2012 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

The Company raised net proceeds of $51.9 million during the six months ended June 30, 2012 from the sale of its common stock.  During the next twelve months, the Company may take further steps to raise additional capital to meet its long-term liquidity needs.  These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the adoption of new accounting standards during the first six months of 2012 as discussed below.

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

In January 2012, the Company adopted a new U.S. GAAP accounting standard which amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under U.S. GAAP.  The Company’s adoption of this new standard did not have a material effect on its operating results or financial position.

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

	Six months ended June 30,
	2012	2011

Stock options	4,304,897	3,716,282
Restricted stock	12,000	12,000
	4,316,897	3,728,282

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$16,960	$16,960	—	—
Marketable securities	$60,109	—	$60,109	—
	$77,069	$16,960	$60,109	—

	As of December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$11,038	$11,038	—	—
Marketable securities	$41,413	—	$41,413	—
	$52,451	$11,038	$41,413	—

There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.  Our Term Loan is valued based on level 2 inputs.  Based on these calculations, the fair value approximates the carrying value of the Term Loan and note payable at June 30, 2012.

(5)  Marketable Securities

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$21,973	$27	$4	$21,996
Maturing after one year through three years	15,543	99	1	15,641
Total U.S. government and municipal obligations	$37,516	$126	$5	$37,637
Corporate debt securities
Maturing in one year or less	$19,156	$19	$4	$19,171
Maturing after one year through three years	3,303	6	8	3,301
Total corporate debt securities	$22,459	$25	$12	$22,472
Total marketable securities	$59,975	$151	$17	$60,109

December 31, 2011
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$19,993	$20	$—	$20,013
Maturing after one year through three years	10,808	122	6	10,924
Total U.S. government and municipal obligations	$30,801	$142	$6	$30,937
Corporate debt securities
Maturing in one year or less	$5,817	$3	$4	$5,816
Maturing after one year through three years	4,730	2	72	4,660
Total corporate debt securities	$10,547	$5	$76	$10,476
Total marketable securities	$41,348	$147	$82	$41,413

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of June 30, 2012.

(6)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2012			December 31, 2011
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(2,467)	12,033	14,500	$(2,018)	12,482
Core Technology	11 years	1,296	(789)	507	1,948	(1,307)	641
Total Intangible Assets		$27,596	$(3,256)	$24,340	$28,248	$(3,325)	$24,923
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

(7) Term Loan

In December 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC (MidCap) pursuant to which the Company borrowed $10 million (the “Term Loan”) from MidCap. In March 2011, as the Company had anticipated, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (GECC) (collectively with MidCap, the “Lenders”) to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. In September 2011, the Company exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012. In March 2012, the Company amended the Loan Agreement to extend the maturity date from

December 2013 to December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 (the “Final Payment Fee”) due upon repayment of the Term Loan in full. The Company is accreting the $37,500 ratably over the amended term of the Term Loan to interest expense.

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

The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company’s existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company’s obligations under the Loan Agreement may be automatically accelerated, whereupon the Company’s obligations under the Loan Agreement shall be immediately due and payable. At June 30, 2012, the Company believes it is in compliance with the Loan Agreement.

At June 30, 2012 and December 31, 2011, the Company had $0.1 million and $0.2 million, respectively, in capitalized deferred financing costs incurred in connection with the Term Loan and is amortizing these costs over the amended term of the Term Loan to interest expense. Interest expense on the Term Loan including the accretion of the Payment Fee and Final Payment Fee and amortization of the deferred financing costs was $0.4 million and $0.8 million for the three and six months ended June 30, 2012 and $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred Rent	$434	$435
Net Deferred Tax Liability	4,661	4,661
Deferred Income from Sale of Tax Benefits	1,118	510
Loan Payable	498	527
Other	18	52
Total	6,729	6,185
Less Current Portion	(335)	(219)
Long-Term Portion	$6,394	$5,966

In January 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.8 million and $0.6 million to an independent third party for $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in NJ for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the six months ended June 30, 2012, the Company recorded $0.1 million to other income related to the sale of these tax benefits.

(9) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (Cantor) pursuant to which the Company may issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. The Company agreed to pay Cantor a commission of up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or the Company. During the year ended December 31, 2011, the Company sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses. In January 2012, the Company sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds.  At June 30, 2012, the Company had 1,975,000 shares available to be sold under the Cantor Agreement of which the Company sold 538,500 shares of stock during July 2012 and raised $2.8 million in net proceeds.

During February and March 2012, the Company issued a total of 12,075,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to the Company were $43.4 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

At June 30, 2012, the 2008 Stock Option and Incentive Plan allowed for a maximum of 7,400,000 shares of common stock to be issued for grants of Stock Options and other Awards made prior to March 7, 2018 and grants of Incentive Stock Options made prior to October 20, 2017.

A summary of stock option activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2011	4,459,034	$6.08	6.9
Granted	31,000	$3.99
Exercised	—	—
Canceled	(185,137)	$8.50
Options Outstanding at June 30, 2012	4,304,897	$5.96	6.7
Options Vested and Expected to Vest at June 30, 2012	4,271,786	$5.99	6.7
Options Exercisable at June 30, 2012	2,923,338	$7.04	5.8
Shares Available for Grant under the 2008 Plan	4,449,646

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2012 was $2.49.

A summary of restricted stock activity under the 2008 Plan for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2011	6,000	$3.24
Granted	12,000	4.50
Vested	(6,000)	3.24
Canceled	—	—
Outstanding and unvested at June 30, 2012	12,000	$4.50

Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$284	$344	$679	$705
General and administrative	164	209	409	428
Total stock-based compensation expense	$448	$553	$1,088	$1,133

The fair values of employee stock options granted during the three and six months ended June 30, 2012 and 2011 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected stock price volatility	71%	68%	70 - 71%	68%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	0.9 – 1.3%	2.5%	0.9 – 1.4%	2.5 – 2.9%
Expected dividend yield	None	None	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2012 and December 31, 2011 against the Company’s net deferred tax assets.

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and other reports that we file with the Securities and Exchange Commission.

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

The following table includes the programs that we currently believe are material to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Front-line Glioblastoma	—	Phase 3
CDX-110 (rindopepimut)	Recurrent Glioblastoma	—	Phase 2
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-1127	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
PRECLINICAL
CDX-1135	Renal disease	—	Preclinical
CDX-014	Ovarian and renal cancer	—	Preclinical
MARKETED PRODUCTS
Rotarix®	Rotavirus infection	GlaxoSmithKline	Marketed

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

During the past five years through December 31, 2011, we incurred an aggregate of $118.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2012 and 2011. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Rindopepimut	$10,956	$2,075
CDX-011	1,853	2,229
CDX-1127	2,020	3,124
CDX-1401	710	1,245
CDX-301	839	559
CDX-1135	4,577	2,038
CDX-014	320	208
Other Programs	606	2,543
Total R&D Expense	$21,881	$14,021

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

In April 2008, we and Pfizer Inc. (Pfizer) entered into a License and Development Agreement under which Pfizer was granted an exclusive worldwide license to rindopepimut. This agreement provided for reimbursement by Pfizer of all costs incurred by us in connection with the collaboration since the effective date. In November 2010, the agreement was terminated and all rights to rindopepimut were returned to us. Pfizer did not provide a reason for termination.  Since the termination of this agreement, Pfizer is no longer funding the development of rindopepimut.

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

(2)                                  Sampson, et al. J. Clin. Oncol. 2010 Nov 1, 28(31), 4722-9. Historical controls were treated at M.D. Anderson and matched for eligibility (EGFRvIII-positive, karnofsky performance status (KPS) greater-than or equal to 80%, complete resection, radiation/temozolomide (TMZ) and without progression through approximately 3 months post-diagnosis).

(3)                                  Stupp, et al. N. Engl. J. Med. 2005, 352, 987-96.

Importantly, rindopepimut showed a similar benefit in patients whether or not they expressed an active DNA repair gene (MGMT) that has been shown to limit the benefit from TMZ treatment. In ACT III, the number of patients who were expected to be resistant to the TMZ chemotherapy appeared to do better with vaccination than the numbers observed in the historical data. Patients who have an active DNA repair gene, MGMT (unmethylated), generally have a worse outcome, presumably because they do not gain much benefit from TMZ as reported in the literature. Patients with a methylated MGMT promoter in their tumor do not express MGMT and have a more favorable outcome to TMZ treatment. Patients with methylated tumors (n=25) that were treated with the rindopepimut regimen experienced a median PFS of 17.5 months, which compares favorably with the published data from the SOC of radiation plus TMZ (R+TMZ) of 10.3 months. Those with unmethylated tumors (n=40) treated with the rindopepimut regimen experienced a PFS of 11.2 months, which compared favorably to the PFS with SOC of 5.3 months in this patient population. Thus, rindopepimut would appear to benefit both methylated and unmethylated MGMT patients.  We expect to present updated overall survival data from the ACT III study in the fourth quarter of 2012.

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

In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in patients with heavily pre-treated, advanced, GPNMB-positive breast cancer. Patients were randomized (2:1) to receive either CDX-011 or single-agent “Investigator’s Choice” chemotherapy. Patients randomized to receive Investigator’s Choice were allowed to cross over to CDX-011 following disease progression. Activity endpoints include response rate (RR) and PFS.

In May 2012, we announced preliminary results from the EMERGE study which suggested that CDX-011 induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with high GPNMB expression (expression in >25% of tumor cells) and in patients with triple negative breast cancer.  In the high GPNMB expressing patient population (n=25), treatment with CDX-011 resulted in a 32% overall response rate (ORR; includes confirmed and unconfirmed responses), whereas treatment with Investigator’s Choice (IC) single-agent chemotherapy (n=8) resulted in a 13% ORR.  In patients with triple negative breast cancer across all levels of GPNMB expression where treatment options are extremely limited, CDX-011 resulted in ORR of 21% (n=24) whereas treatment with IC resulted in ORR of 0% (n=9).  In patients with triple negative breast cancer who also highly express GPNMB, CDX-011 resulted in ORR of 36% (n=11) whereas treatment with IC resulted in IC ORR of 0% (n=3).  In patients with high GPNMB in the CDX-011 arm, a trend of improvement in PFS was observed.  In patients with both triple negative breast cancer and high GPNMB expression, a statistically significant PFS benefit was observed (p=0.0032).  Mature data from the EMERGE study is expected to be presented in the fourth quarter of 2012.

In 2009, Formatech, Inc., a third party contract manufacturer was engaged by us for the aseptic filling of one lot of our CDX-011 product candidate being used in our ongoing Phase 2b study. The CDX-011 lot from Formatech has passed all of the sterility testing performed during drug release and in subsequent stability studies. At the end of January 2012, we were notified by the FDA that because significant Good Manufacturing Practice (GMP) violations were uncovered during inspection of Formatech, our Phase 2b study for CDX-011 was being placed on partial clinical hold. The FDA uncovered these findings during their inspections of the Formatech facility between August to October 2010 and July to August 2011. These inspections began approximately one year after the CDX-011 drug product was filled at Formatech. Specifically, the FDA requested that no new patients be treated with CDX-011. However, patients already undergoing treatment with CDX-011 could continue treatment using vials of CDX-011 from the lot filled by Formatech, after such patients were informed of the potential risk and reconsented to continued participation in the study. The FDA have also agreed that patients in the IC arm of the study who may become eligible to receive CDX-011 at the time of progression, may receive an older lot of CDX-011 until such time that the material is exhausted or expired.  As such, this partial clinical hold is not expected to significantly impact the conduct or analysis of the Phase 2b study for purposes of determining next steps in our future development of CDX-011.

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

In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of CDX-1127 to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The study will accrue approximately 30 patients in each of the two arms, either selected refractory/relapsed solid tumors or lymphomas/leukemias known to express CD27. Patients will have received all appropriate prior therapies for their specific disease. The trial design incorporates both single dosing and multiple dosing regimens at each dose level. We expect to complete enrollment of the solid tumor arm of this study by the end of 2012.

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

In September 2009, we initiated enrollment in a dose-escalating, multi-center, Phase 1 study aimed at determining the optimal dose for further development based on the safety, tolerability, and immunogenicity of the CDX-1401 vaccine. The trial will evaluate three different doses of the vaccine in combination with TLR agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod.

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

In February 2012, we completed enrollment in the trial and we expect to present results from the study in the fourth quarter of 2012.

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

In January 2012, we initiated a dose-escalating Phase 1 study of CDX-301 in approximately 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study will evaluate seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity.  We expect to complete accrual in the Phase 1 study in the fourth quarter of 2012.

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

CDX-1135 is currently being studied in DDD under an investigator sponsored IND and initial experience indicates that CDX-1135 limits complement abnormalities. In 2011, we completed process development activities and in 2011 and 2012 we manufactured multiple runs of GMP clinical drug product at our Fall River manufacturing facility in preparation for our Phase 2 pilot study.  Based on discussion to date with the FDA, we are currently planning to initiate a Phase 2 pilot study of CDX-1135 in a small number of DDD patients to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity in the second half of 2012.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$40	$11	$29	264%
Contracts and Grants	96	—	96	n/a
Product Royalties	1,873	1,941	(68)	(4)%
Total Revenue	$2,009	$1,952	$57	3%
Operating Expense:
Research and Development	11,114	7,169	3,945	55%
Royalty	1,873	1,941	(68)	(4)%
General and Administrative	2,219	2,240	(21)	(1)%
Amortization of Acquired Intangible Assets	291	483	(192)	(40)%
Total Operating Expense	15,497	11,833	3,664	31%
Operating Loss	(13,488)	(9,881)	3,607	37%
Investment and Other Income, Net	126	79	47	59%
Interest Expense	(411)	(434)	(23)	(5)%
Net Loss	$(13,773)	$(10,236)	$3,537	35%

Net Loss

The $3.5 million increase in net loss for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily the result of an increase in research and development expense, partially offset by a decrease in amortization expense on acquired intangible assets.

Revenue

The $0.1 million increase in contracts and grants revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to an Antigen Presenting Cell (APC)-based HIV vaccine being funded through a Small Business Innovation Research (SBIR) grant in collaboration with Rockefeller University.  The $0.1 million decrease in product royalty revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(In thousands)
Personnel	$3,211	$3,178	$33	1%
Laboratory Supplies	573	590	(17)	(3)%
Facility	1,159	1,197	(38)	(3)%
Product Development	5,692	1,720	3,972	231%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  Personnel expenses for the three months ended June 30, 2012 was relatively consistent as compared to the three months ended June 30, 2011.  We expect personnel expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  Laboratory supply expense for the three months ended June 30, 2012 was relatively consistent as compared to the three months ended June 30, 2011.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  Facility expenses for the three months ended June 30, 2012 was relatively consistent as compared to the three months ended June 30, 2011.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.0 million increase in product development expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to an increase in clinical trial costs of $4.1 million primarily due to our ACT IV and ReACT studies.  We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expenses related to our rindopepimut program, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $0.1 million decrease in royalty expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to a decrease in Rotarix® related royalty fees.  Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2012 was relatively consistent as compared to the three months ended June 30, 2011.  We expect general and administrative expense to increase over the next twelve months due to increased commercialization efforts, although there may be fluctuations on a quarterly basis.

Amortization Expense

The $0.2 million decrease in amortization expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to certain intangible assets becoming fully amortized during 2011.  We expect amortization expense of acquired intangible assets to decrease over the next twelve months.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2012 was relatively consistent as compared to the three months ended June 30, 2011.  We anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Interest Expense

Interest expense for the three months ended June 30, 2012 was relatively consistent as compared to the three months ended June 30, 2011.  We anticipate interest expense to decrease over the next twelve months as we make principal payments on our Term Loan.

Six Months Ended June 30, 2012 compared with Six Months Ended June 30, 2011

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$75	$25	$50	200%
Contracts and Grants	149	—	149	n/a
Product Royalties	4,218	4,443	(225)	(5)%
Total Revenue	$4,442	$4,468	$(26)	(1)%
Operating Expense:
Research and Development	21,881	14,021	7,860	56%
Royalty	4,218	4,443	(225)	(5)%
General and Administrative	4,536	4,576	(40)	(1)%
Amortization of Acquired Intangible Assets	583	966	(383)	(40)%
Total Operating Expense	31,218	24,006	7,212	30%
Operating Loss	(26,776)	(19,538)	7,238	37%
Investment and Other Income, Net	331	163	168	103%
Interest Expense	(844)	(920)	(76)	(8)%
Net Loss	$(27,289)	$(20,295)	$6,994	34%

Net Loss

The $7.0 million increase in net loss for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily the result of an increase in research and development expense, partially offset by a decrease in amortization expense on acquired intangible assets.

Revenue

The $0.1 million increase in contract and grant revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to an APC-based HIV vaccine being funded through a Small Business Innovation Research (SBIR) grant in collaboration with Rockefeller University. The $0.2 million decrease in product royalty revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(In thousands)
Personnel	$6,638	$6,381	$257	4%
Laboratory Supplies	961	1,120	(159)	(14)%
Facility	2,301	2,371	(70)	(3)%
Product Development	10,677	3,088	7,589	246%

The $0.3 million increase in personnel expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to higher headcount.

The $0.2 million decrease in laboratory supply expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to lower manufacturing supply purchases.

The $0.1 million decrease in facility expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to lower depreciation and amortization expenses.

The $7.6 million increase in product development expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to an increase in clinical trial costs of $7.8 million primarily due to our ACT IV and ReACT studies.

Royalty Expense

The $0.2 million decrease in royalty expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to a decrease in Rotarix® related royalty fees.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2012 was relatively consistent as compared to the six months ended June 30, 2011.

Amortization Expense

The $0.4 million decrease in amortization expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to certain intangible assets becoming fully amortized during 2011.

Investment and Other Income, Net

The $0.2 million increase in investment and other income, net for the six months ended June 30, 2012 was due to higher levels of cash, cash equivalents and marketable securities as compared to the six months ended June 30, 2011 and $0.1 million in other income related to the sale of New Jersey tax benefits recorded during the six months ended June 30, 2012.

Interest Expense

The $0.1 million decrease in interest expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to a decrease in our Term Loan balance.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $78.7 million. Our working capital at June 30, 2012 was $67.8 million. At June 30, 2012, our Term Loan balance was $13.9 million. We incurred a loss of $27.3 million for the six months ended June 30, 2012.  Net cash used in operations for the six months ended June 30, 2012 was $25.5 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2012 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

We raised net proceeds of $51.9 million during the six months ended June 30, 2012 from the sale of our common stock.  During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs.  Our capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business.

Operating Activities

Net cash used in operating activities was $25.5 million for the six months ended June 30, 2012 compared to $18.2 million for the six months ended June 30, 2011. The increase in net cash used in operating activities was primarily due to an increase in net loss of $7.0 million.  We expect that cash used in operations will continue to increase in over the next twelve months primarily related to costs incurred on our rindopepimut program.

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

Investing Activities

Net cash used in investing activities was $18.4 million for the six months ended June 30, 2012 compared to $20.6 million for the six months ended June 30, 2011. The decrease in net cash used in investing activities was primarily due to net purchases of marketable securities for the six months ended June 30, 2012 of $18.5 million as compared to $20.3 million for the six months ended June 30, 2011.  We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $50.6 million for the six months ended June 30, 2012 compared to $28.3 million for the six months ended June 30, 2011.  We raised net proceeds of $51.9 million during the six months ended June 30, 2012 from the sale of our common stock as compared to $35.9 million for the six months ended June 30, 2011.  In February 2011, we paid $12.5 million to satisfy all outstanding principal related to the CuraGen Debt.  We paid $1.3 million in principal payments on our Term Loan during the six months ended June 30, 2012.

Equity Offerings

In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010.

In January 2011, we entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. We agreed to pay Cantor a commission up to 5% of the gross proceeds from each sale and to reimburse Cantor for certain expenses incurred in connection with entering into the Cantor Agreement. The Cantor Agreement terminates upon the sale of all 5,000,000 shares or upon ten day notice by either Cantor or the Company.  During the year ended December 31, 2011, we sold 575,000 shares of common stock under the Cantor Agreement and raised $2.2 million in net proceeds, after deducting commission and offering expenses. In January 2012, we sold 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds.  As of June 30, 2012, we had 1,975,000 shares available to be sold under the Cantor Agreement of which the Company sold 538,500 shares of stock during July 2012 and raised $2.8 million in net proceeds.

During February and March 2012, we issued 12,075,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to us were $43.4 million, after deducting underwriting fees and offering expenses.

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

Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable. At June 30, 2012, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 8, 2012 have not materially changed since we filed that report.

In June 2012, we notified the landlord of our Phillipsburg, New Jersey property that we were exercising our right within our lease agreement to terminate the lease early in November 2013.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2012 due to the short-term maturities of these instruments.

Foreign Currency Risk

                All of our revenues and most of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the six months ended June 30, 2012, primarily related to ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound, Australian Dollar and Brazilian Real.  We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.  We have not engaged in foreign currency hedging to date.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2012, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amendment dated April 17, 2012 to the 2008 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 14, 2012 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 9, 2012	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 9, 2012	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1

Amendment dated April 17, 2012 to the 2008 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 14, 2012 with the Securities and Exchange Commission.

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