Form 10-K
period 2012-12-31
Celldex Therapeutics, Inc.
filed 2013-03-08
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2012 was $303.2 million. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 28, 2013 was 80,599,319 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2012

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

  •
  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and commercialization of rindopepimut, CDX-011 and other drug candidates and the growth of the markets for those drug candidates;

  •
  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development, including our Phase 3 trial for rindopepimut;

  •
  the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, CDX-011 and other preclinical and clinical testing;

  •
  our ability to fund and complete the development and commercialization of rindopepimut for North America internally;

  •
  the ability to negotiate strategic partnerships, where appropriate, for our programs which may include rindopepimut outside of North America;

  •
  our ability to adapt our proprietary antibody-targeted technology, or APC Targeting Technology™, to develop new, safe and effective therapeutics for oncology and infectious disease indications;

  •
  our ability to develop technological capabilities and expand our focus to broader markets for targeted immunotherapeutics;

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

iii

PART I

Item 1.    BUSINESS

Overview

        Celldex Therapeutics, Inc., which we refer to as "Celldex," "we," "us," "our" or the "Company," is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. Our drug candidates are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that prevent or treat cancer and other diseases that modify undesirable activity by the body's own proteins or cells.

        Our lead drug candidates include rindopepimut (CDX-110), a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma and CDX-011, an antibody-drug conjugate which recently completed a randomized Phase 2b study for the treatment of advanced breast cancer. In addition, we have a number of earlier stage candidates in clinical development, including CDX-1135, a molecule that inhibits a part of the immune system called the complement system, CDX-1127, a therapeutic fully human monoclonal antibody for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, an APC Targeting Technology™ program for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

        We are building a fully integrated, commercial-stage biopharmaceutical company that develops important therapies for patients with unmet medical needs. Our program assets provide us with the strategic options to either retain full economic rights to our innovative therapies or seek favorable economic terms through advantageous commercial partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Front-line glioblastoma	—	Phase 3
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-110 (rindopepimut)	Recurrent glioblastoma	—	Phase 2
CDX-1135	Renal disease	—	Pilot
CDX-1127	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

        Our success has depended and will continue to depend upon many factors, including our ability, and that of our licensees and collaborators, to successfully develop, obtain regulatory approval for and commercialize our drug candidates. We have had no commercial revenues from sales of our drug candidates and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for or commercialize our drug candidates, and we are subject to a number of risks that you should be aware of before investing in us. These risks are described more fully in "Item 1A. Risk Factors."

        We are incorporated in Delaware. Our website is located at http://www.celldextherapeutics.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. None of the information posted on our website is incorporated by reference into this Annual Report.

Clinical Development Programs

Rindopepimut

        Our lead clinical development program, rindopepimut, is a targeted immunotherapeutic that targets the tumor-specific molecule, epidermal growth factor receptor variant III, or EGFRvIII. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of glioblastoma, or GB, tumors, also referred to as glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer. Rindopepimut is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GB. The FDA has also granted Fast Track designation.

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

        In November 2012, we announced three-year survival data for each of our three Phase 2 studies in rindopepimut, ACT III, ACT II and ACTIVATE. The median overall survival, or OS, in ACT III was 24.6 months from diagnosis (21.8 months from study entry) and OS was 26% at three years. The median OS in ACT II was 24.4 months from diagnosis (20.5 months from study entry) and OS was 23% at three years. The median OS in ACTIVATE was 24.6 months from diagnosis (20.4 months from study entry) and OS was 33% at three years. In addition we also announced data from a retrospective analysis of EGFRvIII expression status and associated clinical outcome in the Phase 3 Radiation Therapy Oncology Group's, or RTOG, 0525 study. This analysis was conducted by The University of Texas MD Anderson Cancer Center in cooperation with RTOG to provide an assessment of the prognosis for patients with EGFRvIII-positive disease contemporary with the ACT III data. Across three Phase 2 studies of rindopepimut, survival data remains consistent and suggests a continuing survival benefit in comparison to independent control datasets (see chart below) at the median and at three years.

Rindopepimut Overall Survival (OS) in EGFRvIII-Positive Glioblastoma vs Independent Control Datasets

Rindopepimut Phase 2 Studies (all data from study entry)

	Medium (months)	OS at 3 years
ACT III (n=65)	21.8	26%
ACT II (n=22)	20.5	23%
ACTIVATE (n=18)	20.4	33%

Independent Control Datasets (all data from study entry)

MD Anderson EGFRvIII-positive patients matched(1) to ACTIVATE patient population (n=17) (contemporary with ACTIVATE)	12.2	(2)	6%
Radiation Therapy Oncology Group (RTOG) 0525 study—all EGFRvIII-positive patients (n=142) (contemporary with ACT III)	15.1		18%
RTOG 0525 study—all EGFRvIII-positive patients treated with standard dose temozolomide (n=62) (contemporary with ACT III)	14.2		7%
RTOG 0525 study—EGFRvIII-positive patients matched(1) to ACT III/IV patient population (n=29) (contemporary with ACT III)	16		13%

(1)
Controls are closely matched to rindopepimut patient criteria including gross total resection of patient tumor and ~3 months without disease progression at time of study entry

(2)
In order to provide comparable timeframes across datasets, data have been estimated assuming study entry at three months from diagnosis.

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GB. Patients are randomized after the completion of surgery and standard chemoradiation treatment. The treatment regime includes a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GB after Gross Total Resection, or GTR, when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut. ACT IV will enroll up to 440 patients at over 150 centers worldwide to recruit approximately 374 patients with GTR to be included in the primary analysis. We expect to complete patient accrual by the end of 2013 and anticipate receiving data 18 to 24 months after completing accrual. We anticipate ACT IV to cost over $60 million during its duration.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB. ReACT will enroll approximately 95 patients in a first or second relapse of GB following receipt of standard therapy and will be conducted at approximately 20 sites across the United States. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. We expect data from this study to be available in the second half of 2013.

        In addition, researchers at Stanford University are conducting an investigator sponsored, pilot trial of rindopepimut in pediatric patients with pontine glioma. Patient enrollment is ongoing for this trial.

Glembatumumab Vedotin (CDX-011)

        CDX-011 is an antibody-drug conjugate, or ADC, that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as GPNMB, that is expressed in a variety of human cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. The ADC is designed to be stable in the bloodstream. Following intravenous administration, CDX-011 targets and binds to GPNMB and upon internalization into the targeted cell, CDX-011 is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

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

        In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in 122 patients with heavily pre-treated, advanced, GPNMB positive breast cancer.

Patients were randomized (2:1) to receive either CDX-011 or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive CDX-011 following disease progression. Activity endpoints include response rate, PFS and OS.

        In December 2012, we announced final results, as shown below, from the EMERGE study which suggested that CDX-011 induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with GPNMB over-expression (expression in greater than 25% of tumor cells) and in patients with triple negative breast cancer. The overall survival, or OS, and progression free survival, or PFS, of patients treated with CDX-011 was also observed to be greatest in patients with triple negative breast cancer who also over-express GPNMB and all patients with GPNMB over-expression.

EMERGE: Overall Response Rate and Disease Control Data

					On target effect clearly demonstrated in targeted patient populations
	All Patients		Triple Negative		GPNMB Over-Expression		Triple Negative and GPNMB Over-Expression
	CDX-011	IC	CDX-011	IC	CDX-011	IC	CDX-011	IC
	(n=81)	(n=36)	(n=27)	(n=9)	(n=25)	(n=8)	(n=12)	(n=4)
Response	16%	14%	19%	0%	32%	13%	33%	0%
Disease Control Rate	57%	53%	67%	33%	64%	38%	75%	25%

Responses per RECIST 1.1; IC = Investigator's Choice; CDX-011 arm includes 15 patients who crossed over to receive CDX-011 treatment after progression on IC. Analysis of best response excludes patients who discontinued from study without evaluable post-baseline radiographic imaging (n=15 for CDX-011 arm; n=5 for IC arm).

 EMERGE: Overall Survival (OS) and Progression Free Survival (PFS) Data

					On target effect clearly demonstrated in targeted patient populations
	All Patients		Triple Negative		GPNMB Over-Expression		Triple Negative and GPNMB Over-Expression
	CDX-011	IC	CDX-011	IC	CDX-011	IC	CDX-011	IC
Median OS (months)	7.5	7.4	6.9	6.5	10.0	5.7	10.0	5.5
	p=0.24		p=0.30		p=0.18		p=0.003
Median PFS (months)	2.1	2.0	2.3	1.6	2.7	1.5	3.0	1.5
	p=0.38		p=0.43		p=0.14		p=0.008

Analyses include all treated patients. Patients who initially received Investigator's Choice (IC) and subsequently crossed over to receive CDX-011 (n=15) are included in the PFS analysis for each treatment. These patients, with a median OS of 12.5 months, are assigned to the IC arm only for OS analysis. Median OS for the remaining IC patients who did not cross over is 5.4 months. When cross over patients are removed, median OS in patients with GPNMB over-expression is 10.0 months for CDX-011 vs 5.2 months for IC (p=0.05) and median OS in triple negative patients with GPNMB over-expression is 10.0 months for CDX-011 vs 5.2 months for IC (p=0.009).

        In December 2012, we had our end of Phase 2b meeting with the FDA for our CDX-011 program. Based on this meeting, we intend to initiate a randomized study of CDX-011 suitable for accelerated approval in patients with triple negative breast cancer that also over-express GPNMB in the second half of 2013.

        One lot of our CDX-011 product candidate was aseptically filled in 2009 by Formatech, a third party contract manufacturer. At the end of January 2012, we were notified by the FDA that because significant Good Manufacturing Practice, or cGMP, violations were uncovered during inspection of Formatech, our Phase 2b study for CDX-011 was being placed on partial clinical hold. The clinical hold did not significantly impact the conduct or analysis of the Phase 2b study for purposes of determining next steps in our future development of CDX-011. In March 2013, we received written confirmation from the FDA that the clinical hold was removed following their review of our clinical hold response regarding reprocessing of the CDX-011 manufactured at Formatech.

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

        We intend to initially focus our resources on advancing CDX-011 for the treatment of breast cancer while pursuing further development of CDX-011 in melanoma and other indications that are known to express GPNMB.

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

        Initial experience under an investigator sponsored IND indicated that CDX-1135 limits complement abnormalities in DDD. In 2011, we completed process development activities and in 2011 and 2012 we manufactured multiple runs of cGMP clinical drug product at our Fall River manufacturing facility in preparation for our Phase 2 pilot study. We are planning to initiate a pilot study of CDX-1135 in a small number of DDD patients to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity with data expected by the end of 2013.

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

        In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of CDX-1127 to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The study will accrue approximately 30 patients in each of the two arms, either selected refractory or relapsed solid tumors or lymphomas or leukemias known to express CD27. Patients will have received all appropriate prior therapies for their specific disease. The trial design incorporates both single dosing and multiple dosing regimens at each dose level. Enrollment has completed in the Phase 1 portion of the solid tumor arm and CDX-1127 was determined to be well tolerated to date, including at the highest dose level. Following a review of the clinical data from these patients, an expansion cohort will be enrolled in 2013. We continue to enroll patients in the dose escalation portion of the lymphoma and leukemia arm and also plan the initiation of an expansion cohort of this arm in 2013. We anticipate reporting data from the CDX-1127 program in the second half of 2013.

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

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. Based on the safety profile and the increases observed for CD34+ stem cells and dendritic cells, we plan to initiate a pilot study in hematopoietic stem cell transplant by the end of 2013.

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

        In October 2012, we announced results from a dose-escalating, multi-center, Phase 1 study that evaluated three different doses of CDX-1401 in combination with toll-like receptor agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. In total, the study enrolled 45 patients with advanced malignancies that had progressed after any available curative and/or salvage therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. The study has identified a well-tolerated and immunogenic regimen to take forward into the future studies and we expect that a study sponsored by the Cancer Immunotherapy Trials Network of the National Cancer Institute will be initiated in 2013.

Preclinical Programs

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is highly expressed on renal and ovarian cancers with minimal expression in normal tissues. The antibody, CDX-014, is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We are conducting proof-of-concept studies in 2013 to optimize the drug candidate to move into future manufacturing and IND-enabling studies.

Development Strategy

Precision Targeted Immunotherapy Platform:

        We believe there is untapped potential in immunotherapy that can be captured through the right combination of therapeutic agents. Immunotherapy approaches have encountered difficulties when following standard drug development. The mechanisms of action are complex, activity is generally not dependent on highest tolerated dose and patient response is highly variable. Our understanding of the immune system, cancer's effect on immune mediated mechanisms, and the impact of conventional therapies on the immune system provides a new rationale for combining therapies that may lead to significant clinical responses.

        Our intent is to leverage this knowledge and the availability of good, tested products that may not be sufficiently effective to be commercialized as a monotherapy, but which we believe may be very effective in combination approaches. Our goal is to design and develop targeted products that maximize the efficacy of immunotherapy regimens through combinations of therapeutic agents in significant and growing markets. We establish governmental and corporate alliances to fund development when appropriate and intend to commercialize our products either through our own direct selling efforts or, for products which we cannot develop ourselves through to commercialization, through corporate partners. This approach allows us to maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product.

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

Partnerships

        Our current plans are to retain the rights to develop and commercialize rindopepimut in North America. We may explore potential development and commercialization collaborations for any of our programs where appropriate, which may include opportunities to commercialize rindopepimut outside of North America.

        We have entered into collaborative partnership agreements with pharmaceutical and other companies and organizations that provided financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs and may enter into more of them in the future.

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

GlaxoSmithKline plc (Glaxo)

        Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. We licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix rotavirus vaccine in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center, or CCH, on net royalties received from Glaxo. In May 2005, we entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P., or PRF, purchased a 70% interest in the net royalties we received on worldwide sales of Rotarix.

        In December 2012, a U.S. patent for our rotavirus strain that we licensed to Glaxo expired. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal. The PRF agreement provided for a normal expiry of the PRF agreement on December 12, 2012 except that the PRF agreement provides for an exclusive 120-day right of negotiation for extension in certain circumstances.

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

TopoTarget A/S (TopoTarget)

        Under our agreement with TopoTarget, we could receive up to $6 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget. We have no financial and operational responsibility for the clinical development of Belinostat under our agreement with TopoTarget. In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. resulting in our receipt of $3 million of the $6 million potential payments under our agreement with TopoTarget.

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

Medarex, Inc., a subsidiary of Bristol-Myers Squibb (Medarex)

        We and Medarex, a former related party, have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement, as amended, (Assignment and License Agreement) that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product; and

  •
  A Research and Commercialization Agreement, as amended, (Research and Commercialization Agreement) that provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies until December 2015.

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

Amgen Inc. (Amgen)

        In March 2009, we entered into a license agreement with Amgen to acquire the exclusive rights to CDX-301 and CD40 ligand, or CD40L. CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. We may be required to pay milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Amgen with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

Amgen Fremont (formerly Abgenix)

        In connection with our acquisition of CuraGen Corporation in 2009, we assumed the license agreement between CuraGen and Amgen Fremont (successor in-interest to Abgenix) to develop fully-human monoclonal antibody therapeutics. In May 2009, an amendment to the license agreement was entered into related to CuraGen's exclusive rights to develop and commercialize CDX-011, CDX-014 and 10 other licensed antigens. Under the amendment, CuraGen and Amgen Fremont agreed to modify the terms of their existing cross-license of antigens whereby our amended license would be fully paid-up and royalty-free (except for any potentially required payments to the original licensor of CDX-011).

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with our acquisition of CuraGen, we assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary ADC technology for use with its proprietary antibodies for the potential treatment of cancer. We may be required to pay milestones of up to $7.5 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology, including CDX-011 and CDX-014.

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

Manufacturing

        We have limited experience in large scale manufacturing and we have relied upon collaborators or contractors to manufacture some of our proposed products for both clinical and commercial purposes to date. We have established our own manufacturing facility in Fall River, Massachusetts, to produce our drug candidates that we may develop at scale for clinical trials. Our Fall River, MA manufacturing facility has up to 1000L bioreactor capacity and is able to manufacture in compliance with EMEA regulations. Implementing EMEA requirements along with FDA cGMP allows us to distribute potential products to clinical sites in both the US and EU. In order for us to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive cGMP regulations applicable to such facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA. We intend to establish manufacturing arrangements with contract manufacturers that comply with the FDA's requirements and other regulatory standards, although there can be no assurance that we will be able to do so.

        We use rindopepimut drug product that was manufactured by Pfizer in the ACT IV and ReACT clinical studies. To date, we have utilized contract manufacturers for the manufacture of clinical trial supplies of CDX-011. We plan to establish a relationship with a contract manufacturer to support our clinical trials and for the commercial manufacturing of rindopepimut and CDX-011 in 2013. We manufacture clinical materials of CDX-1127, CDX-1401, CDX-1135 and CDX-301 in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. We have initiated the manufacturing of the next lot of CDX-011 for which we manufactured the CR011 antibody in our Fall River facility.

        The manufacturing processes for our drug candidates and immunotherapeutic delivery systems utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

        While we believe that there is currently sufficient capacity worldwide for the production of our potential products through contract manufacturers, establishing long-term relationships with contract manufacturers and securing multiple sources for the necessary quantities of clinical and commercial materials required can be a challenge. Qualifying the initial source of clinical and ultimately commercial material is a time consuming and expensive process due to the highly regulated nature of the pharmaceutical/biotech industry. These costs are hopefully mitigated in the economies of scale realized in commercial manufacture and product sale. The key difficulty in qualifying more than one source for each product is the duplicated time and expense in doing so without the potential to mitigate these costs if the secondary source is never utilized.

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

Marketing

        We have retained, and in the future intend to retain, marketing rights to some of our drug candidates and immunotherapeutic delivery systems in selected geographic areas and for specified indications. We may seek marketing and distribution agreements and/or co-promotion agreements for the distribution of our products in these geographic areas and for these indications. We believe that these arrangements could enable us to generate greater financial return than might be obtained from early stage licensing and collaboration agreements. We currently have limited marketing and sales staff and limited experience relating to marketing and distribution of commercial products. We plan to expand our marketing staff in 2013. If we determine in the future to engage in direct marketing of our products, we will be required to recruit an experienced marketing group, develop a supporting distribution capability and incur significant additional expenditures. There can be no assurance that we will be able to establish a successful marketing force.

        We may choose or find it necessary to enter into strategic partnerships on uncertain, but potentially unfavorable, terms to sell, market and distribute our products. Under the terms of future partnership agreements, we may rely on the efforts of our collaborators for the sale and marketing of our products. There can be no assurance that our collaborators will develop and market our drug candidates incorporating our technologies, or, if marketed, that such efforts will be successful. The failure of our collaborators to successfully market products would harm our business. Any delay in the marketing or distribution of our products, whether it results from problems with internal capabilities or with a collaborative relationship, could harm the value of an investment in us.

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

        We own or license rights under more than 300 granted patents and national and regional patent applications in the U.S. and in major international territories covering inventions relating to our business. The key patents and patent applications owned by us or licensed to us that we consider important to our business include the following (the indicated and estimated patent expiry dates do not include any possible Patent Term Extensions or Supplementary Protection Certificates, if these may be secured in due course):

  •
  Patents for the technology used in rindopepimut have expiration dates through 2014 in the United States and through 2015 in the United Kingdom, Germany and France. We also have rights under patent applications in the major international territories relating to uses of rindopepimut which are currently pending. If issued and maintained to full term in a form which covers commercial use of rindopepimut, the latter filings could potentially provide additional patent protection for the relevant use in the relevant territories to 2026. We also have patent applications in the U.S. and major international territories relating to methods of manufacture and formulation of rindopepimut, which, if issued in a form which covers manufacture and/or formulation rindopepimut and maintained to full term in due course, would have estimated patent expiry dates in 2030.

  •
  Our patent portfolio for CDX-011 includes an issued patent in Europe and pending patent applications in the U.S. and Japan. If issued and maintained to full term in due course, these would have estimated patent expiry dates in 2025. In addition, patent rights relating to the toxin and conjugation technology used in CDX-011 have been licensed from Seattle Genetics.

  •
  We have licensed pending patent applications in the U.S., Europe and Japan relating to the technology used in CDX-1127. If issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. We have filed further patent applications in the U.S. and major international territories which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2031.

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

  •
  Patents for the technology used in the cholera and typhoid vaccines expire between 2013 and 2016. Our patent portfolio for ETEC includes an issued U.S. patent and pending patent applications in the major international territories which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2028.

  •
  In December 2012, a U.S. patent for our rotavirus strain that we licensed to Glaxo expired. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal.

        There can be no assurance that patent applications owned by or licensed to us will result in granted patents or that, if granted, the resultant patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patents or other proprietary rights that may be necessary or useful to us. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad to prevent us from using important technology or from further developing or commercializing important drug candidates and immunotherapeutic systems. If licenses from third parties are necessary but cannot be obtained, commercialization of the covered products might be delayed or prevented. Even if these licenses can be obtained, they would probably require us to pay ongoing royalties and other costs, which could be substantial.

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

  •
  certain patents and applications in the United States and foreign countries covering particular antigens and antigenic fragments targeted by our current drug candidates, including CDX-1401;

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

        In addition to the patents referred to in the previous paragraphs, there may be other patent applications and issued patents belonging to competitors that may require us to alter our drug candidates and immunotherapeutic delivery systems, pay licensing fees or cease some of our activities. If our drug candidates conflict with patents that have been or may be granted to competitors, universities or others, the patent owners could bring legal action against us claiming damages and seeking to enjoin manufacturing and marketing of the patented products. If any of these actions is successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such third party patent would be made available on acceptable terms or at all. We believe that there may be significant litigation in the biotechnology industry regarding patent and other intellectual property rights. If we become involved in that litigation, we could consume substantial resources.

Licenses

        We have entered into several significant license agreements relating to technologies that are being developed by us. In general, these institutions have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial research purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license. Generally, we control and are responsible for the cost of defending the patent rights of the technologies that we license.

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

FDA Approval Process

        In the United States, immunotherapeutics for human use are subject to FDA approval as "biologics" under the Public Health Service Act and "drugs" under the Federal Food, Drug and Cosmetic Act. The steps required before a new product can be commercialized include: preclinical studies in animals, clinical trials in humans to determine safety and efficacy and FDA approval of the product for commercial sale.

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

Employees

        As of December 31, 2012, we employed 112 employees (106 full-time, 3 part-time and 3 interns), 15 of whom have Ph.D. and/or M.D. degrees. Of these employees, 93 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

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

        We have incurred operating losses of $58.1 million, $43.4 million and $6.5 million during 2012, 2011 and 2010, respectively, and expect to incur an operating loss in 2013. We believe that operating losses will continue in and beyond 2013 because we are planning to incur significant costs associated with the clinical development and manufacturing of commercial supply of rindopepimut and CDX-011 to prepare for the potential launch of rindopepimut and CDX-011. In addition, we are planning to incur significant costs in the clinical development of CDX-1135, CDX-1127, CDX-301 and CDX-1401. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

Our long term success depends heavily on our ability to fund and complete research and development activities for, and to commercialize, our lead drug candidates, rindopepimut and CDX-011.

        Our current plans are to retain the rights to develop and commercialize rindopepimut in North America. We may explore potential development and commercialization collaborations for any of our programs where appropriate, which may include opportunities to commercialize rindopepimut outside of North America. Therefore, we must allocate a significant portion of our time, personnel and financial resources to the development of rindopepimut and CDX-011. We initiated ACT IV, our pivotal Phase 3 clinical trial of rindopepimut, in December 2011. We expect to complete patient accrual by the end of 2013 and anticipate receiving data 18 to 24 months after completing accrual. We anticipate ACT IV to cost over $60 million during its duration. In December 2012, we had our end of Phase 2b meeting with the FDA for our CDX-011 program. Based on this meeting, we intend to initiate a randomized study of CDX-011 suitable for accelerated approval in patients with triple negative breast cancer that also over-express GPNMB in the second half of 2013.

        Our management team lacks significant experience in completing Phase 3 clinical trials and bringing a drug through commercialization. If we face delays, difficulties or unanticipated costs in completing the development of rindopepimut or CDX-011, we will need substantial additional financing. Further, even if we complete the development of rindopepimut or CDX-011 and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that rindopepimut or CDX-011 will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of rindopepimut or CDX-011, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. In particular, the continuing development and commercialization of rindopepimut and CDX-011 through commercial launch requires additional capital beyond our current resources. As of December 31, 2012, we had cash, cash equivalents and marketable securities of $84.0 million. We raised an aggregate of $114 million in net proceeds from issuances of our common stock in January and February 2013. We may take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

        In January 2011, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. pursuant to which we could issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. During the years ended December 31, 2012 and 2011, we issued 4,425,000 and 575,000 shares of common stock under the Cantor agreement and raised $19.0 million and $2.2 million in net proceeds, after deducting commission and offering expenses, respectively.

        In September 2012, we amended the Cantor agreement to allow us to issue and sell additional shares of our common stock having an aggregate offering price of up to $44.0 million. Under the Cantor amendment, we will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor amendment terminates upon ten day notice by either Cantor or us. During the year ended December 31, 2012, we issued 3,578,290 shares under the Cantor amendment and raised $21.1 million in net proceeds. During January 2013, we issued 2,433,608 shares under the Cantor amendment and raised $17.1 million in net proceeds. At February 28, 2013, we had $4.4 million remaining in aggregate offering price available under the Cantor amendment which may be sold upon the expiration of the 90-day lock-up with the underwriters of our underwritten public offering in February 2013.

        In February 2013, we issued 13,800,000 shares of our common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to us were $97.0 million, after deducting underwriting fees and offering expenses.

        We may or may not sell additional shares under the Cantor amendment, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital. If we actively sell shares under the Cantor amendment, a significant number of shares of common stock could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through the Cantor amendment, may depress our stock price, cause holders of our common stock to sell their shares, or encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.

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

        The significant third parties who we currently rely on for clinical development activities include Novella Clinical Inc. for our ACT IV study. If Novella is unable to perform in a quality and timely manner, and at a feasible cost, ACT IV will face delays. Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

We may enter into collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates including, where appropriate, for our lead drug candidates. In such cases, we will depend greatly on our third party collaborators to license, develop and commercialize such drug candidates, and they may not meet our expectations.

        Our current plans are to retain the rights to develop and commercialize rindopepimut in North America. We may explore potential development and commercialization collaborations for any of our programs where appropriate, which may include opportunities to commercialize rindopepimut outside of North America. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us. Furthermore some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

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

        Our current plan is to retain, rather than license to a third party, all rights to rindopepimut in North America. As a result, we will have full responsibility for commercialization of this product if and when it is approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

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

        All of our drug candidates are at various stages of development and commercialization and our activities and drug candidates are significantly regulated by a number of governmental entities, including the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of drugs and drug candidates. We or our partners must obtain regulatory approval for a drug candidate in all of these areas before we can commercialize the drug candidate. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. This process typically requires extensive preclinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our inability to commercialize a drug candidate would impair our ability to earn future revenues.

If our products do not pass required tests for safety and effectiveness, we will not be able to derive commercial revenue from them.

        In order to succeed, we will need to derive commercial revenue from the products we have under development. The FDA has not approved our rindopepimut or CDX-011 drug candidates or any of our other products for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily, and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

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

        We have not completed the clinical trials necessary to obtain FDA approval to market rindopepimut, CDX-011 or any of our other products in development. We initiated a Phase 3 study of rindopepimut in December 2011 but we have not initiated Phase 3 studies for CDX-011 or any of our other products in development. Our management lacks significant experience in completing Phase 3 trials and bringing a drug through commercialization. Our rindopepimut Phase 3 trial, CDX-011 late-stage studies and planned clinical trials for other products in development may be delayed or terminated as a result of many factors, including the following:

  •
  difficulty in enrolling patients in our clinical trials;

  •
  patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

  •
  failure by regulators to authorize us to commence a clinical trial;

  •
  suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with cGMP requirements;

  •
  delays or failure of the FDA to remove the clinical hold on our CDX-011 studies;

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

        The loss of Anthony S. Marucci, our President and Chief Executive Officer, or other key members of our staff, including Avery W. Catlin, our Chief Financial Officer, Dr. Thomas Davis, our Chief Medical Officer, Dr. Tibor Keler, our Chief Scientific Officer or Dr. Ronald Pepin, our Chief Business Officer, could harm us. We entered into employment agreements with Messrs. Marucci, Catlin, Davis, Keler and Pepin although an employment agreement as a practical matter does not guarantee retention of an employee. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, key opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

We rely on contract manufacturers over whom we have limited control. Should the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers vary to our disadvantage, our business operations could suffer significant harm.

        We have limited experience in large scale manufacturing at our Fall River facility. We have manufactured clinical materials of CDX-1127, CDX-1135, CDX-1401 and CDX-301 in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. We have initiated the manufacturing of the next lot of CDX-011 for which we manufactured the CR011 antibody in our Fall River facility. We rely on sourcing from third-party manufacturers for suitable quantities of our late-stage clinical and commercial grade materials and certain filling and packaging essential to preclinical and clinical studies currently underway and for planned clinical trials in addition to those currently being conducted by third parties or us.

        We plan to establish a relationship with a contract manufacturer to support our clinical trials and for the commercial manufacturing of rindopepimut and CDX-011 in 2013. The inability to have suitable quality and quantities of these essential materials produced in a timely manner would result in significant delays in the clinical development and commercialization of products, which could adversely affect our business, financial condition and results of operations.

        We also rely on collaborators and contract manufacturers to manufacture proposed products in both clinical and commercial quantities in the future. Our leading drug candidates require specialized manufacturing capabilities and processes. We may face difficulty in securing commitments from U.S. and foreign contract manufacturers as these manufacturers could be unwilling or unable to accommodate our needs. Relying on foreign manufacturers involves peculiar and increased risks, including the risk relating to the difficulty foreign manufacturers may face in complying with cGMP requirements as a result of language barriers, lack of familiarity with cGMP or the FDA regulatory process or other causes, economic or political instability in or affecting the home countries of our foreign manufacturers, shipping delays, potential changes in foreign regulatory laws governing the sales of our product supplies, fluctuations in foreign currency exchange rates and the imposition or application of trade restrictions.

        There can be no assurances that we will be able to enter into long-term arrangements with third party manufacturers on acceptable terms, or at all. Further, contract manufacturers must also be able to meet our timetable and requirements, and must operate in compliance with cGMP; failure to do so could result in, among other things, the disruption of product supplies. As noted above, non-U.S. contract manufacturers may face special challenges in complying with cGMP requirements, and although we are not currently dependent on non-U.S. collaborators or contract manufacturers, we may choose or be required to rely on non-U.S. sources in the future as we seek to develop stable supplies of increasing quantities of materials for ongoing clinical trials of larger scale. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

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

Other factors could affect the demand for and sales of any products that we may commercialize in the future.

        In general, other factors that could affect the demand for and sales and profitability of our products include, but are not limited to:

  •
  the timing of regulatory approval, if any, of competitive products;

  •
  our or any other of our partners' pricing decisions, as applicable, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

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

        Any of these factors could have a material adverse effect on the sales of any products that we may commercialize in the future.

We face the risk of product liability claims, which could exceed our insurance coverage, and produce recalls, each of which could deplete our cash resources.

        As a participant in the pharmaceutical and biotechnology industries, we are exposed to the risk of product liability claims alleging that use of our drug candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our drug candidates and may be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by individuals, organizations or companies selling our products. Product liability claims can be expensive to defend, even if the drug or drug candidate did not actually cause the alleged injury or harm.

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

We may not be able to successfully integrate acquired technology with our existing technology or to modify our technologies to create new drug candidates.

        As part of our acquisition of technology assets from entities such as Amgen, we have acquired access to Flt3L, which may improve the immunogenicity of our drug candidates. If we are able to integrate these licensed assets with our drug candidates, we believe these assets will give our drug candidates a competitive advantage. However, if we are unable to successfully integrate licensed assets, or other technologies which we have acquired or may acquire in the future, with our existing technologies and potential products currently under development, we may be unable to realize any benefit from our acquisition of these assets, or other technologies which we have acquired or may acquire in the future and may face the loss of our investment of financial resources and time in the integration process.

        We believe that our technology may offer opportunities to develop drug candidates that treat a variety of oncology, inflammatory and infectious diseases by stimulating a patient's immune system against those disease organisms. If our technology cannot be used to create effective drug candidates against a variety of disease organisms, we may lose all or portions of our investment in development efforts for new drug candidates.

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

        The health care industry in the United States and in Europe is undergoing fundamental changes as a result of political, economic and regulatory influences. Reforms proposed from time to time include mandated basic health care benefits, controls on health care spending, the establishment of governmental controls over the cost of therapies, creation of large medical services and products purchasing groups and fundamental changes to the health care delivery system. We anticipate ongoing review and assessment of health care delivery systems and methods of payment in the United States and other countries. We cannot predict whether any particular reform initiatives will result or, if adopted, what their impact on us will be. However, we expect that adoption of any reform proposed will impair our ability to market products at acceptable prices and that uncertainty concerning future government regulation of consumer healthcare purchasing and insurance may result in difficulties for drug development companies, like us, in raising capital.

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

        We have had no commercial revenue to date from sales of our drug candidiates and cannot predict when we will have commercial revenue from such sales. We had an accumulated deficit of $264.1 million as of December 31, 2012. We expect to spend substantial funds to continue the research and development testing of our products that we have in the preclinical and clinical testing stages of development that have not been partnered.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2012 through December 2012, the market price of our common stock has fluctuated from a high of $7.20 per share in the fourth quarter of 2012, to a low of $2.65 per share in the first quarter of 2012. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

The restrictive covenants contained in our credit agreement may limit our activities.

        On December 30, 2010, we entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC (MidCap) pursuant to which we borrowed $10 million (the "Term Loan") from MidCap. In March 2011, we amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation (GECC) (collectively with MidCap, the "Lenders") to increase the amount owed under the Term Loan to $15 million. In March 2012, we amended the Loan Agreement to extend the maturity date from December 2013 to December 2014. Our obligations under the Term Loan are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (the "Collateral"). Under the Term Loan, we are subject to specified affirmative covenants customary for loans of this type, including but not limited to the obligations to maintain good standing, provide various notices to the Lenders, deliver financial statements to the Lenders, maintain adequate insurance, promptly discharge all taxes, protect our intellectual property and protect the Collateral. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and consolidations, certain management and ownership changes constituting a "change of control," and the imposition of additional liens on Collateral or other of our assets, as well as prohibitions against additional indebtedness, certain dispositions of property, changes in our business, name or location, payment of dividends, prepayment of certain other indebtedness, certain investments or acquisitions, and certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to enter into non-exclusive and/or exclusive licenses and similar agreements providing for the use of our intellectual property in collaboration with third parties provided certain conditions are met.

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

        Utilization of our net operating loss and research and development credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

        In October 2007, June 2009 and in December 2009, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of the ownership change in October 2007, utilization of our Federal net operating loss carryforwards is subject to an annual limitation. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        We have not undertaken a study to assess whether an ownership change or multiple ownership changes has occurred for (i) AVANT or CuraGen prior to our acquisitions, (ii) the Company on the state level, (iii) the Company since October 2012, or (iv) research and development credits. If, based on such a study, we were to determine that there has been an ownership change at any time since its formation, utilization of net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382.

        Refer to Note 15, "Income Taxes," in the accompanying notes to the consolidated financial statements for additional discussion on income taxes.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        As of February 28, 2013, our significant leased properties are described below.

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Needham, Massachusetts	35,200	Office Headquarters and Laboratory	April 2017
Fall River, Massachusetts	23,400	Manufacturing Facility	December 2017(1)
Phillipsburg, New Jersey	19,400	Office and Laboratory	November 2013
Branford, Connecticut	6,600	Office	January 2018(2)

(1)
Lease includes two renewal options of five years each. Lease also includes provision for early termination in December 2015 upon prior notice of one year.

(2)
Lease includes one renewal option of five years. Lease also includes provision for early termination with 12 months notice.

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

Fiscal Period	High	Low
Year Ended December 31, 2011
First Quarter	$4.22	$3.45
Second Quarter	4.46	3.03
Third Quarter	3.73	2.29
Fourth Quarter	3.21	2.11
Year Ended December 31, 2012
First Quarter	$5.66	$2.65
Second Quarter	5.32	3.88
Third Quarter	6.62	4.46
Fourth Quarter	7.20	5.02

        As of February 28, 2013, there were approximately 483 shareholders of record of our common stock. On February 28, 2013 the closing price of our common stock, as reported by NASDAQ, was $9.52 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2012 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option and Incentive Plan (the "2008 Plan") and our 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)		Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders(2)	5,349,810	(3)	$5.98	3,390,528	(4)

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

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2007 through December 31, 2012, with the cumulative return on (i) NASDAQ Market Index—U.S. Companies and (ii) NASDAQ Pharmaceutical Index. The comparison assumes investment of $100 on December 31, 2007 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2007	2008	2009	2010	2011	2012
Celldex Therapeutics, Inc.	$100	$132	$78	$69	$43	$112
NASDAQ Stock Market (U.S.) Index	$100	$61	$88	$104	$105	$124
NASDAQ Pharmaceutical Stock Index	$100	$93	$105	$113	$121	$161

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

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

        On March 7, 2008, AVANT Immunotherapeutics, Inc. ("AVANT"), a Delaware corporation organized in 1983, merged with Celldex Research (formerly known as Celldex Therapeutics, Inc.), a privately-held company, (the "AVANT Merger"). Effective October 1, 2008, we changed our name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc. The AVANT Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of AVANT even though AVANT was the issuer of common stock and the surviving legal entity in the transaction. Accordingly, the financial information presented below for periods prior to March 8, 2008 reflects the financial position and the results of operations of Celldex Research alone, and for periods from March 8, 2008 forward the combined financial position and combined results of operations of Celldex Research and AVANT. All amounts are in thousands except per share data.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	2012	2011	2010	2009	2008
REVENUE:
Product Development and Licensing Agreements	$146	$110	$40,187	$5,662	$3,716
Contracts and Grants	281	36	220	1,802	533
Product Royalties	10,775	9,119	6,386	7,716	3,207

Total Revenue	11,202	9,265	46,793	15,180	7,456

OPERATING EXPENSE:
Research and Development	47,398	32,439	27,650	26,169	22,636
Royalty	10,775	9,119	12,077	8,397	3,711
Charge for In-Process Research and Development(1)	—	—	—	—	14,756
Other Operating Expense	11,106	11,106	13,521	17,464	15,109

Total Operating Expense	69,279	52,664	53,248	52,030	56,212

Operating Loss	(58,077)	(43,399)	(6,455)	(36,850)	(48,756)
Investment and Other Income, Net	530	396	5,259	248	1,411
Interest Expense	(1,576)	(1,796)	(1,337)	(452)	(156)

Net Loss Before Income Taxes	(59,123)	(44,799)	(2,533)	(37,054)	(47,501)
Income Tax Benefit	—	—	—	529	—

Net Loss	$(59,123)	$(44,799)	$(2,533)	$(36,525)	$(47,501)

Basic and Diluted Net Loss Per Common Share	$(1.02)	$(1.13)	$(0.08)	$(1.84)	$(3.34)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share	57,713	39,501	31,868	19,823	14,217

(1)
The 2008 amount arose as a result of the merger between AVANT and us.

CONSOLIDATED BALANCE SHEET DATA

	2012	2011	2010	2009	2008
Working Capital	$67,429	$40,386	$42,739	$69,569	$32,975
Total Assets	125,541	97,994	109,943	140,364	69,793
Long Term Liabilities	12,082	14,974	14,480	52,190	37,558
Accumulated Deficit	(264,129)	(205,006)	(160,207)	(157,674)	(121,149)
Total Stockholders' Equity	95,774	68,722	75,255	73,767	18,134

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. Our drug candidates are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that prevent or treat cancer and other diseases that modify undesirable activity by the body's own proteins or cells.

        Our lead drug candidates include rindopepimut (CDX-110), a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma and CDX-011, an antibody-drug conjugate which recently completed a randomized Phase 2b study for the treatment of advanced breast cancer. In addition, we have a number of earlier stage candidates in clinical development, including CDX-1135, a molecule that inhibits a part of the immune system called the complement system, CDX-1127, a therapeutic fully human monoclonal antibody for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, an APC Targeting Technology™ program for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

        We are building a fully integrated, commercial-stage biopharmaceutical company that develops important therapies for patients with unmet medical needs. Our program assets provide us with the strategic options to either retain full economic rights to our innovative therapies or seek favorable economic terms through advantageous commercial partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
CDX-110 (rindopepimut)	Front-line glioblastoma	—	Phase 3
CDX-011 (glembatumumab vedotin)	Metastatic breast cancer and melanoma	—	Phase 2b
CDX-110 (rindopepimut)	Recurrent glioblastoma	—	Phase 2
CDX-1135	Renal disease	—	Pilot
CDX-1127	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

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

        Regulatory approval is required before we can market our product candidates as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agency must conclude that our clinical data is safe and effective. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

        During the past five years through December 31, 2012, we incurred an aggregate of $156.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2012, 2011 and 2010. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Rindopepimut	$25,004	$8,366	$1,718
CDX-011	6,325	4,917	4,104
CDX-1135	7,109	5,524	839
CDX-1127	4,020	5,965	4,967
CDX-301	1,482	1,112	4,345
CDX-1401	1,032	2,464	2,899
CDX-014	1,071	481	130
Other Programs	1,355	3,610	8,648

Total R&D Expense	$47,398	$32,439	$27,650

Clinical Development Programs

Rindopepimut

        Our lead clinical development program, rindopepimut, is a targeted immunotherapeutic that targets the tumor-specific molecule, epidermal growth factor receptor variant III, or EGFRvIII. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of glioblastoma, or GB, tumors, also referred to as glioblastoma multiforme, or GBM, the most common and aggressive form of brain cancer. Rindopepimut is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GB. The FDA has also granted Fast Track designation.

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

        In November 2012, we announced three-year survival data for each of our three Phase 2 studies in rindopepimut, ACT III, ACT II and ACTIVATE. The median overall survival, or OS, in ACT III was 24.6 months from diagnosis (21.8 months from study entry) and OS was 26% at three years. The median OS in ACT II was 24.4 months from diagnosis (20.5 months from study entry) and OS was 23% at three years. The median OS in ACTIVATE was 24.6 months from diagnosis (20.4 months from study entry) and OS was 33% at three years. In addition we also announced data from a retrospective analysis of EGFRvIII expression status and associated clinical outcome in the Phase 3 Radiation Therapy Oncology Group's, or RTOG, 0525 study. This analysis was conducted by The University of Texas MD Anderson Cancer Center in cooperation with RTOG to provide an assessment of the prognosis for patients with EGFRvIII-positive disease contemporary with the ACT III data. Across three Phase 2 studies of rindopepimut, survival data remains consistent and suggests a continuing survival benefit in comparison to independent control datasets (see chart below) at the median and at three years.

Rindopepimut Overall Survival (OS) in EGFRvIII-Positive Glioblastoma vs Independent Control Datasets

Rindopepimut Phase 2 Studies (all data from study entry)

	Medium (months)	OS at 3 years
ACT III (n=65)	21.8	26%
ACT II (n=22)	20.5	23%
ACTIVATE (n=18)	20.4	33%

Independent Control Datasets (all data from study entry)

MD Anderson EGFRvIII-positive patients matched(1) to ACTIVATE patient population (n=17) (contemporary with ACTIVATE)	12.2	(2)	6%
Radiation Therapy Oncology Group (RTOG) 0525 study—all EGFRvIII-positive patients (n=142) (contemporary with ACT III)	15.1		18%
RTOG 0525 study—all EGFRvIII-positive patients treated with standard dose temozolomide (n=62) (contemporary with ACT III)	14.2		7%
RTOG 0525 study—EGFRvIII-positive patients matched(1) to ACT III/IV patient population (n=29) (contemporary with ACT III)	16		13%

(1)
Controls are closely matched to rindopepimut patient criteria including gross total resection of patient tumor and ~3 months without disease progression at time of study entry

(2)
In order to provide comparable timeframes across datasets, data have been estimated assuming study entry at three months from diagnosis.

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GB. Patients are randomized after the completion of surgery and standard chemoradiation treatment. The treatment regime includes a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GB after Gross Total Resection, or GTR, when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut. ACT IV will enroll up to 440 patients at over 150 centers worldwide to recruit approximately 374 patients with GTR to be included in the primary analysis. We expect to complete patient accrual by the end of 2013 and anticipate receiving data 18 to 24 months after completing accrual. We anticipate ACT IV to cost over $60 million during its duration.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB. ReACT will enroll approximately 95 patients in a first or second relapse of GB following receipt of standard therapy and will be conducted at approximately 20 sites across the United States. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. We expect data from this study to be available in the second half of 2013.

        In addition, researchers at Stanford University are conducting an investigator sponsored, pilot trial of rindopepimut in pediatric patients with pontine glioma. Patient enrollment is ongoing for this trial.

Glembatumumab Vedotin (CDX-011)

        CDX-011 is an antibody-drug conjugate, or ADC, that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as GPNMB, that is expressed in a variety of human cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. The ADC is designed to be stable in the bloodstream. Following intravenous administration, CDX-011 targets and binds to GPNMB and upon internalization into the targeted cell, CDX-011 is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to CDX-011 for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

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

        In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in 122 patients with heavily pre-treated, advanced, GPNMB positive breast cancer. Patients were randomized (2:1) to receive either CDX-011 or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive CDX-011 following disease progression. Activity endpoints include response rate, PFS and OS.

        In December 2012, we announced final results, as shown below, from the EMERGE study which suggested that CDX-011 induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with GPNMB over-expression (expression in greater than 25% of tumor cells) and in patients with triple negative breast cancer. The overall survival, or OS, and progression free survival, or PFS, of patients treated with CDX-011 was also observed to be greatest in patients with triple negative breast cancer who also over-express GPNMB and all patients with GPNMB over-expression.

EMERGE: Overall Response Rate and Disease Control Data

					On target effect clearly demonstrated in targeted patient populations
	All Patients		Triple Negative		GPNMB Over-Expression		Triple Negative and GPNMB Over-Expression
	CDX-011	IC	CDX-011	IC	CDX-011	IC	CDX-011	IC
	(n=81)	(n=36)	(n=27)	(n=9)	(n=25)	(n=8)	(n=12)	(n=4)
Response	16%	14%	19%	0%	32%	13%	33%	0%
Disease Control Rate	57%	53%	67%	33%	64%	38%	75%	25%

Responses per RECIST 1.1; IC = Investigator's Choice; CDX-011 arm includes 15 patients who crossed over to receive CDX-011 treatment after progression on IC. Analysis of best response excludes patients who discontinued from study without evaluable post-baseline radiographic imaging (n=15 for CDX-011 arm; n=5 for IC arm).

EMERGE: Overall Survival (OS) and Progression Free Survival (PFS) Data

					On target effect clearly demonstrated in targeted patient populations
	All Patients		Triple Negative		GPNMB Over-Expression		Triple Negative and GPNMB Over-Expression
	CDX-011	IC	CDX-011	IC	CDX-011	IC	CDX-011	IC
Median OS (months)	7.5	7.4	6.9	6.5	10.0	5.7	10.0	5.5
	p=0.24		p=0.30		p=0.18		p=0.003
Median PFS (months)	2.1	2.0	2.3	1.6	2.7	1.5	3.0	1.5
	p=0.38		p=0.43		p=0.14		p=0.008

Analyses include all treated patients. Patients who initially received Investigator's Choice (IC) and subsequently crossed over to receive CDX-011 (n=15) are included in the PFS analysis for each treatment. These patients, with a median OS of 12.5 months, are assigned to the IC arm only for OS analysis. Median OS for the remaining IC patients who did not cross over is 5.4 months. When cross over patients are removed, median OS in patients with GPNMB over-expression is 10.0 months for CDX-011 vs 5.2 months for IC (p=0.05) and median OS in triple negative patients with GPNMB over-expression is 10.0 months for CDX-011 vs 5.2 months for IC (p=0.009).

        In December 2012, we had our end of Phase 2b meeting with the FDA for our CDX-011 program. Based on this meeting, we intend to initiate a randomized study of CDX-011 suitable for accelerated approval in patients with triple negative breast cancer that also over-express GPNMB in the second half of 2013.

        One lot of our CDX-011 product candidate was aseptically filled in 2009 by Formatech, a third party contract manufacturer. At the end of January 2012, we were notified by the FDA that because significant Good Manufacturing Practice, or cGMP, violations were uncovered during inspection of Formatech, our Phase 2b study for CDX-011 was being placed on partial clinical hold. The clinical hold did not significantly impact the conduct or analysis of the Phase 2b study for purposes of determining next steps in our future development of CDX-011. In March 2013, we received written confirmation from the FDA that the clinical hold was removed following their review of our clinical hold response regarding reprocessing of the CDX-011 manufactured at Formatech.

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

        We intend to initially focus our resources on advancing CDX-011 for the treatment of breast cancer while pursuing further development of CDX-011 in melanoma and other indications that are known to express GPNMB.

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

        Initial experience under an investigator sponsored IND indicated that CDX-1135 limits complement abnormalities in DDD. In 2011, we completed process development activities and in 2011 and 2012 we manufactured multiple runs of cGMP clinical drug product at our Fall River manufacturing facility in preparation for our Phase 2 pilot study. We are planning to initiate a pilot study of CDX-1135 in a small number of DDD patients to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity with data expected by the end of 2013.

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

        In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of CDX-1127 to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The study will accrue approximately 30 patients in each of the two arms, either selected refractory or relapsed solid tumors or lymphomas or leukemias known to express CD27. Patients will have received all appropriate prior therapies for their specific disease. The trial design incorporates both single dosing and multiple dosing regimens at each dose level. Enrollment has completed in the Phase 1 portion of the solid tumor arm and CDX-1127 was determined to be well tolerated to date, including at the highest dose level. Following a review of the clinical data from these patients, an expansion cohort will be enrolled in 2013. We continue to enroll patients in the dose escalation portion of the lymphoma and leukemia arm and also plan the initiation of an expansion cohort of this arm in 2013. We anticipate reporting data from the CDX-1127 program in the second half of 2013.

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

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. Based on the safety profile and the increases observed for CD34+ stem cells and dendritic cells, we plan to initiate a pilot study in hematopoietic stem cell transplant by the end of 2013.

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

        In October 2012, we announced results from a dose-escalating, multi-center, Phase 1 study that evaluated three different doses of CDX-1401 in combination with toll-like receptor agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. In total, the study enrolled 45 patients with advanced malignancies that had progressed after any available curative and/or salvage therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. The study has identified a well-tolerated and immunogenic regimen to take forward into the future studies and we expect that a study sponsored by the Cancer Immunotherapy Trials Network of the National Cancer Institute will be initiated in 2013.

Preclinical Programs

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is highly expressed on renal and ovarian cancers with minimal expression in normal tissues. The antibody, CDX-014, is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We are conducting proof-of-concept studies in 2013 to optimize the drug candidate to move into future manufacturing and IND-enabling studies.

Marketed Products

Rotavirus Vaccine

        Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. We licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix rotavirus vaccine in 1995 and owe a license fee of 30% to Cincinnati Children's Hospital Medical Center, or CCH, on net royalties received from Glaxo. In May 2005, we entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P., or PRF, purchased a 70% interest in the net royalties we received on worldwide sales of Rotarix.

        In December 2012, a U.S. patent for our rotavirus strain that we licensed to Glaxo expired. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal. The PRF agreement provided for a normal expiry of the PRF agreement on December 12, 2012 except that the PRF agreement provides for an exclusive 120-day right of negotiation for extension in certain circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are maintained on our consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the IPR&D assets as of July 1, 2012 and concluded that the IPR&D assets were not impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is recorded to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the goodwill asset as of July 1, 2012 and concluded that the goodwill asset was not impaired.

Revenue Recognition

        We recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

        We have entered into and in the future may enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic drug products. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. In accounting for these transactions, we allocate revenue to the various elements based on their fair value. The fair value of a revenue generating element can be based on current selling prices offered by us or another party for current products or our best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2012	2011
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$146	$110	$36	33%
Contracts and Grants	281	36	245	681%
Product Royalties	10,775	9,119	1,656	18%

Total Revenue	$11,202	$9,265	$1,937	21%

Operating Expense:
Research and Development	47,398	32,439	14,959	46%
Royalty	10,775	9,119	1,656	18%
General and Administrative	10,016	9,193	823	9%
Amortization of Acquired Intangible Assets	1,090	1,913	(823)	(43)%

Total Operating Expense	69,279	52,664	16,615	32%

Operating Loss	(58,077)	(43,399)	14,678	34%
Investment and Other Income, Net	530	396	134	34%
Interest Expense	(1,576)	(1,796)	(220)	(12)%

Net Loss	$(59,123)	$(44,799)	$14,324	32%

Net Loss

        The $14.3 million increase in net loss for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of an increase in research and development and general and administrative expenses, partially offset by a decrease in amortization expense on acquired intangible assets.

Revenue

        The $0.2 million increase in contracts and grants revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to an APC Targeting Technology-based HIV vaccine being funded through a Small Business Innovation Research, or SBIR, grant in collaboration with Rockefeller University. The $1.7 million increase in product royalty revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was related to our retained interests in Rotarix net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us. We expect that royalty revenue related to the Glaxo agreement will end during the year ending December 31, 2013. In December 2012, a U.S. patent for our rotavirus strain that we licensed to Glaxo expired. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal. The PRF agreement provided for a normal expiry of the PRF agreement on December 12, 2012 except that the PRF agreement provides for an exclusive 120-day right of negotiation for extension in certain circumstances.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2012	2011
	(In thousands)
Personnel	$13,465	$12,715	$750	6%
Laboratory Supplies	2,062	1,920	142	7%
Facility	4,457	4,674	(217)	(5)%
Product Development	24,426	10,044	14,382	143%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.8 million increase in personnel expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to higher headcount. We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut and CDX-011 programs.

        Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million increase in laboratory supply expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to higher manufacturing supply purchases. We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.2 million decrease in facility expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to lower depreciation and amortization expenses. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $14.4 million increase in product development expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of an increase in clinical trial costs of $14.3 million primarily due to our rindopepimut program. We expect product development expenses to increase over the next twelve months due to the increase in clinical trial expenses related to our rindopepimut and CDX-011 programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

        Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $1.7 million increase in royalty expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase in Rotarix related royalty fees. Our retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. We expect royalty expense related to the Glaxo agreement will end during the year ended December 31, 2013. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal. The PRF agreement provided for a normal expiry of the PRF agreement on December 12, 2012 except that the PRF agreement provides for an exclusive 120-day right of negotiation for extension in certain circumstances.

General and Administrative Expense

        The $0.8 million increase in general and administrative expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to higher headcount and rindopepimut-related commercialization expenses. We expect general and administrative expense to increase over the next twelve months due to increased commercialization efforts, although there may be fluctuations on a quarterly basis.

Amortization Expense

        The $0.8 million decrease in amortization expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to certain intangible assets becoming fully amortized during 2011. We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

        The $0.1 million increase in investment and other income, net for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to us recognizing $0.1 million in other income related to our sale of New Jersey tax benefits. We anticipate investment income to increase over the next twelve months due to higher cash and investment balances resulting from fundraising efforts in January and February 2013.

Interest Expense

        The $0.2 million decrease in interest expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to a decrease in our Term Loan balance. We anticipate interest expense to decrease over the next twelve months as we continue to make monthly principal payments on our Term Loan.

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$110	$40,187	$(40,077)	(100)%
Contracts and Grants	36	220	(184)	(84)%
Product Royalties	9,119	6,386	2,733	43%

Total Revenue	$9,265	$46,793	$(37,528)	(80)%

Operating Expense:
Research and Development	32,439	27,650	4,789	17%
Royalty	9,119	12,077	(2,958)	(24)%
General and Administrative	9,193	10,378	(1,185)	(11)%
Amortization of Acquired Intangible Assets	1,913	3,143	(1,230)	(39)%

Total Operating Expense	52,664	53,248	(584)	(1)%

Operating Loss	(43,399)	(6,455)	36,944	572%
Investment and Other Income, Net	396	5,259	(4,863)	(92)%
Interest Expense	(1,796)	(1,337)	459	34%

Net Loss	$(44,799)	$(2,533)	$42,266	1,669%

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

Interest Expense

        The $0.5 million increase in interest expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to an increase in our Term Loan balance.

LIQUIDITY AND CAPITAL RESOURCES

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

        At December 31, 2012, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $84.0 million. Our working capital at December 31, 2012 was $67.4 million. At December 31, 2012, our Term Loan balance was $11.3 million. We incurred a loss of $59.1 million for the year ended December 31, 2012. Net cash used in operations for the year ended December 31, 2012 was $49.8 million. In January 2013, we issued 2,433,608 shares of common stock under the Cantor Amendment and raised $17.1 million in net proceeds. In February 2013, we issued 13,800,000 shares of common stock in an underwritten public offering and raised $97.0 million, after deducting underwriting fees and estimated offering expenses. We believe that the cash, cash equivalents and marketable securities at December 31, 2012 and the $114.1 million raised during the two months ended February 28, 2013 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

Operating Activities

        Net cash used in operating activities was $49.8 million for the year ended December 31, 2012 compared to $35.7 million for the year ended December 31, 2011. The increase in net cash used in operating activities was primarily due to an increase in net loss of $14.3 million. We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our rindopepimut and CDX-011 programs.

        We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our drug candidates are developed. We plan to spend significant amounts to progress our current drug candidates through the clinical trial and commercialization processes as well as to develop additional drug candidates. As our drug candidates progress through the clinical trial process, we may be obligated to make significant milestone payments.

Investing Activities

        Net cash used in investing activities was $17.0 million for the year ended December 31, 2012 compared to $2.2 million for the year ended December 31, 2011. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2012 of $16.9 million as compared to $1.7 million for the year ended December 31, 2011. We expect that cash used in investing activities will increase over the next twelve months as we purchase more marketable securities with the funds raised during the two months ended February 28, 2013.

Financing Activities

        Net cash provided by financing activities was $79.8 million for the year ended December 31, 2012 compared to $28.4 million for the year ended December 31, 2011. Net proceeds from stock issuances were $83.8 million during the year ended December 31, 2012 compared to $36.0 million for the year ended December 31, 2011. We paid $4.0 million in principal payments on our Term Loan during the year ended December 31, 2012. In February 2011, we paid $12.5 million to satisfy all outstanding principal related to the convertible subordinated debt assumed in connection with the CuraGen acquisition. In March 2011, we amended the Loan Agreement and borrowed $5 million from GECC to increase the amount owed under the Term Loan to $15 million.

Equity Offerings

        In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010. In December 2012, we filed a new shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the new shelf registration statement up to a dollar amount of $200 million. The new shelf registration went effective on January 16, 2013.

        In January 2011, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. pursuant to which we could issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. During the years ended December 31, 2012 and 2011, we issued 4,425,000 and 575,000 shares of common stock under the Cantor Agreement and raised $19.0 million and $2.2 million in net proceeds, after deducting commission and offering expenses, respectively.

        In September 2012, we amended the Cantor agreement to allow us to issue and sell additional shares of our common stock having an aggregate offering price of up to $44.0 million. Under the Cantor amendment, we will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor amendment terminates upon ten day notice by either Cantor or us. During the year ended December 31, 2012, we issued 3,578,290 shares under the Cantor amendment and raised $21.1 million in net proceeds. During January 2013, we issued 2,433,608 shares under the Cantor amendment and raised $17.1 million in net proceeds. At February 28, 2013, we had $4.4 million remaining in aggregate offering price available under the Cantor amendment which may be sold upon the expiration of the 90-day lock-up with the underwriters of our underwritten public offering in February 2013.

        In May 2011, we issued 11,500,000 shares of our common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock. The net proceeds to us were $33.7 million, after deducting underwriting fees and offering expenses.

        During February and March 2012, we issued 12,075,000 shares of our common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to us were $43.4 million, after deducting underwriting fees and offering expenses.

        In February 2013, we issued 13,800,000 shares of our common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to us were $97.0 million, after deducting underwriting fees and offering expenses.

Term Loan

        On December 30, 2010, we entered the Loan Agreement with MidCap pursuant to which we borrowed $10 million from MidCap. In March 2011, we amended the Loan Agreement and borrowed $5 million from GECC to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. In September 2011, we exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012. In March 2012, we amended the Loan Agreement to extend the maturity date from December 2013 to

December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 due upon repayment of the Term Loan in full.

        Interest on the Term Loan is payable monthly and principal is due, as amended, in 34 equal consecutive monthly installments commencing on April 1, 2012. All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2014 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. We may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three of the Term Loan. There is no prepayment premium if the loan is paid off early in year four. We are also obligated to make a payment of $0.5 million upon the earlier of (A) December 30, 2013 or (B) upon repayment of the Term Loan in full prior to December 30, 2013.

        Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable. At December 31, 2012, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2012, such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.8 million of license and milestone payments in 2013.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2012 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2013	2014 - 2015	2016 - 2017	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$10,850	$2,590	$4,665	$3,595	$—
Other contractual obligations(2)	22,422	22,422	—	—	—
Other long-term liabilities(3)	472	53	123	136	160
Term Loan(4)	11,517	5,744	5,773	—	—

Total contractual obligations	$45,261	$30,809	$10,561	$3,731	$160

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

(4)
Such amounts include the outstanding balance at December 31, 2012 on the Term Loan and the $0.5 million due December 2013. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2012 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 8, 2013

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$24,897	$11,899
Marketable Securities	59,065	41,413
Accounts and Other Receivables	44	170
Prepaid and Other Current Assets	1,108	1,202

Total Current Asset	85,114	54,684

Property and Equipment, Net	7,205	9,093
Intangible Assets, Net	23,833	24,923
Other Assets	424	329
Goodwill	8,965	8,965

Total Assets	$125,541	$97,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$745	$935
Accrued Expenses	10,960	7,008
Current Portion of Long-Term Liabilities	388	219
Current Portion of Term Loan	5,592	6,136

Total Current Liabilities	17,685	14,298

Term Loan, less Current Portion	5,746	9,008
Other Long-Term Liabilities	6,336	5,966

Total Liabilities	29,767	29,272

Commitments and Contingent Liabilities (Notes 13 and 15)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2012 and 2011	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 64,359,513 and 44,210,636 Shares Issued and Outstanding at December 31, 2012 and 2011, respectively	64	44
Additional Paid-In Capital	357,094	271,032
Accumulated Other Comprehensive Income	2,745	2,652
Accumulated Deficit	(264,129)	(205,006)

Total Stockholders' Equity	95,774	68,722

Total Liabilities and Stockholders' Equity	$125,541	$97,994

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
REVENUE:
Product Development and Licensing Agreements	$146	$110	$40,187
Contracts and Grants	281	36	220
Product Royalties	10,775	9,119	6,386

Total Revenue	11,202	9,265	46,793

OPERATING EXPENSE:
Research and Development	47,398	32,439	27,650
Royalty	10,775	9,119	12,077
General and Administrative	10,016	9,193	10,378
Amortization of Acquired Intangible Assets	1,090	1,913	3,143

Total Operating Expense	69,279	52,664	53,248

Operating Loss	(58,077)	(43,399)	(6,455)
Investment and Other Income, Net	530	396	5,259
Interest Expense	(1,576)	(1,796)	(1,337)

Net Loss	$(59,123)	$(44,799)	$(2,533)

Basic and Diluted Net Loss Per Common Share (See Note 2)	$(1.02)	$(1.13)	$(0.08)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 2)	57,713	39,501	31,868

COMPREHENSIVE LOSS:
Net Loss	$(59,123)	$(44,799)	$(2,533)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2	(9)	2
Unrealized Gain (Loss) on Marketable Securities	91	(90)	203

Comprehensive Loss	$(59,030)	$(44,898)	$(2,328)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2009	31,685,061	$32	$228,863	$2,546	$(157,674)	$73,767
Shares Issued under Stock Option and Employee Stock Purchase Plans	370,321	—	1,014	—	—	1,014
Share-Based Compensation	—	—	2,802	—	—	2,802
Foreign Currency Translation Adjustments	—	—	—	2	—	2
Unrealized Gains on Marketable Securities	—	—	—	203	—	203
Net Loss	—	—	—	—	(2,533)	(2,533)

Balance at December 31, 2010	32,055,382	32	232,679	2,751	(160,207)	75,255
Shares Issued under Stock Option and Employee Stock Purchase Plans	80,254	—	173	—	—	173
Shares Issued in Connection with Cantor Agreement	575,000	1	2,154	—	—	2,155
Shares Issued in Underwritten Offering	11,500,000	11	33,684	—	—	33,695
Share-Based Compensation	—	—	2,342	—	—	2,342
Foreign Currency Translation Adjustments	—	—	—	(9)	—	(9)
Unrealized Losses on Marketable Securities	—	—	—	(90)	—	(90)
Net Loss	—	—	—	—	(44,799)	(44,799)

Balance at December 31, 2011	44,210,636	44	271,032	2,652	(205,006)	68,722
Shares Issued under Stock Option and Employee Stock Purchase Plans	70,587	—	163	—	—	163
Shares Issued in Connection with Cantor Agreement	8,003,290	8	40,130	—	—	40,138
Shares Issued in Underwritten Offering	12,075,000	12	43,471	—	—	43,483
Share-Based Compensation	—	—	2,298	—	—	2,298
Foreign Currency Translation Adjustments	—	—	—	2	—	2
Unrealized Gains on Marketable Securities	—	—	—	91	—	91
Net Loss	—	—	—	—	(59,123)	(59,123)

Balance at December 31, 2012	64,359,513	$64	$357,094	$2,745	$(264,129)	$95,774

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash Flows From Operating Activities:
Net Loss	$(59,123)	$(44,799)	$(2,533)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and Amortization	2,047	2,248	2,718
Amortization of Intangible Assets	1,090	1,913	3,143
Amortization and Premium of Marketable Securities	(660)	17	(14)
Realized (Gain) Loss on Sales and Maturities of Marketable Securities	(6)	5	(4)
Gain on Sale or Disposal of Assets	(74)	(58)	(38)
Stock-Based Compensation Expense	2,298	2,342	2,802
Non-Cash Interest Expense	226	307	728
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	126	154	220
Prepaid and Other Current Assets	33	241	(546)
Other Assets	(95)	34	5,592
Accounts Payable and Accrued Expenses	3,762	2,076	(1,193)
Deferred Revenue	—	—	(39,382)
Other Liabilities	594	(138)	(1,865)

Net Cash Used in Operating Activities	(49,782)	(35,658)	(30,372)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	52,360	51,003	42,383
Purchases of Marketable Securities	(69,255)	(52,717)	(56,522)
Acquisition of Property and Equipment	(303)	(509)	(2,100)
Proceeds from Sale or Disposal of Assets	218	68	77

Net Cash Used in Investing Activities	(16,980)	(2,155)	(16,162)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	83,784	36,023	1,014
(Payments) Issuance of Term Loan	(3,971)	5,000	10,000
Payment of Convertible Subordinated Debt	—	(12,503)	—
Payment of Other Liabilities	(55)	(86)	(197)

Net Cash Provided by Financing Activities	79,758	28,434	10,817

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(9)	2

Net Increase (Decrease) in Cash and Cash Equivalents	12,998	(9,388)	(35,715)
Cash and Cash Equivalents at Beginning of Period	11,899	21,287	57,002

Cash and Cash Equivalents at End of Period	$24,897	$11,899	$21,287

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,384	$1,560	$604

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND OVERVIEW

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. The Company's lead drug candidates include rindopepimut (CDX-110), a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma and CDX-011, an antibody-drug conjugate which recently completed a randomized Phase 2b study for the treatment of advanced breast cancer. The Company has additional clinical programs, including CDX-1135, a molecule that inhibits a part of the immune system called the complement system, CDX-1127, a therapeutic human antibody for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, an APC Targeting Technology™ program for cancer indications.

        At December 31, 2012, the Company had cash, cash equivalents and marketable securities of $84.0 million; working capital of $67.4 million; and a Term Loan balance of $11.3 million. The Company incurred a loss of $59.1 million for the year ended December 31, 2012. Net cash used in operations for the year ended December 31, 2012 was $49.8 million. In January 2013, the Company issued 2,433,608 shares of common stock under the Cantor Amendment and raised $17.1 million in net proceeds. In February 2013, the Company issued 13,800,000 shares of common stock in an underwritten public offering and raised $97.0 million, after deducting underwriting fees and estimated offering expenses. The Company believes that the cash, cash equivalents and marketable securities at December 31, 2012, the $17.1 million raised under the Cantor Amendment in January 2013 and the $97.0 million raised in the underwritten public offering in February 2013 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

        During the next twelve months, the Company may take further steps to raise additional capital to meet its long-term liquidity needs. These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company's economic potential from products under development. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

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

        Revenue from Glaxo and Pfizer represented 96% and none for the year ended December 31, 2012, 98% and none for the year ended December 31, 2011 and 14% and 85% for the year ended December 31, 2010 of total Company revenue, respectively.

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

Business Combinations

        The Company records the fair value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets such as in-process research and development (IPR&D), using a variety of methods including present value models. Each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of IPR&D assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing IPR&D projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete IPR&D projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

Intangible Assets

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are maintained on the Company's consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. IPR&D assets will be tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. The Company performed an annual impairment test of the IPR&D assets as of July 1, 2012 and concluded that the IPR&D assets were not impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. In January 2012, the Company adopted a new U.S. GAAP accounting standard which amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under U.S. GAAP. The Company's adoption of this new standard did not have a material effect on its operating results or financial position. As part of its annual impairment test of the goodwill asset as of July 1, 2012, the Company bypassed the qualitative assessment and performed the two-step impairment test. The Company concluded that the goodwill asset was not impaired.

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

Other Income

        Under the Company's agreement with TopoTarget, the Company received $3.0 million during the year ended December 31, 2010 in connection with TopoTarget's co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. During the year ended December 31, 2010, the Company recorded this cash receipt to other income because the Company's agreement with TopoTarget was not part of the Company's on-going operations. During the year ended

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2010, the Company recorded $1.7 million to other income related to IRS Qualifying Therapeutic Discovery Grants because the grant arrangement was not part of the Company's on-going operations.

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

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss). At December 31, 2012 and December 31, 2011, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million. In 2011, the Company's foreign subsidiary voluntarily liquidated in order to consolidate the Company's foreign operations into Celldex Therapeutics, Inc.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2012, 2011 and 2010. There were no significant reclasses to income during the years ended December 31, 2012, 2011 and 2010.

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

	Year Ended December 31,
	2012	2011	2010
Stock options	5,349,810	4,459,034	4,019,982
Convertible Subordinated Debt	—	—	353,563
Restricted stock	6,000	6,000	9,338

	5,355,810	4,465,034	4,382,883

        In connection with the acquisition of CuraGen Corporation ("CuraGen") in October 2009, the Company assumed CuraGen's $12.5 million in 4% convertible subordinated debt due February 15, 2011 (the "Convertible Subordinated Debt"). The Convertible Subordinated Debt was convertible into 353,563 shares of the Company's common stock at the rate of 28.27823 shares of the Company's common stock per $1,000 principal amount of notes, or $35.36 per share. Interest expense on the Convertible Subordinated Debt was $0.2 million and $1.2 million for the years ended December 31,

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2011 and 2010. In February 2011, the Company paid $12.8 million and satisfied all the outstanding principal and accrued interest related to the Convertible Subordinated Debt.

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

(3) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's financial assets subject to fair value measurements:

	As of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,688	$18,688	—	—
Marketable securities	$59,065	—	$59,065	—

	$77,753	$18,688	$59,065	—

	As of December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$11,038	$11,038	—	—
Marketable securities	$41,413	—	$41,413	—

	$52,451	$11,038	$41,413	—

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) FAIR VALUE MEASUREMENTS (Continued)

        There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company's financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Our Term Loan is valued based on level 2 inputs. Based on these calculations, the fair value approximates the carrying value of the Term Loan and note payable at December 31, 2012.

(4) MARKETABLE SECURITIES

        A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$15,566	$28	$—	$15,594
Maturing after one year through three years	19,797	99	1	19,895

Total U.S. government and municipal obligations	$35,363	$127	$1	$35,489

Corporate debt securities
Maturing in one year or less	$17,353	$23	$4	$17,372
Maturing after one year through three years	6,193	14	3	6,204

Total corporate debt securities	$23,546	$37	$7	$23,576

Total marketable securities	$58,909	$164	$8	$59,065

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) MARKETABLE SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

        The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of December 31, 2012.

(5) PROPERTY AND EQUIPMENT, NET

        Property and equipment include the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Laboratory Equipment	$3,164	$2,630
Manufacturing Equipment	2,055	1,999
Office Furniture and Equipment	1,264	1,314
Leasehold Improvements	12,932	13,280
Construction in Progress	115	240

Total Property and Equipment	19,530	19,463
Less Accumulated Depreciation and Amortization	(12,325)	(10,370)

	$7,205	$9,093

        Depreciation and amortization expense related to property and equipment was $2.0 million, $2.2 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets, net of accumulated amortization, and goodwill are as follows:

	December 31, 2012				December 31, 2011
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(2,915)	11,585	14,500	(2,018)	12,482
Core Technology	11 years	1,296	(848)	448	1,948	(1,307)	641

Total Intangible Assets		$27,596	$(3,763)	$23,833	$28,248	$(3,325)	$24,923

Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

        The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of CDX-011. At the date of acquisition, CDX-011 had not yet reached technological feasibility nor did it have any alternative future use. The Company recently completed a randomized Phase 2b study of CDX-011 for the treatment of advanced breast cancer.

        Amortization expense for intangible assets was $1.1 million, $1.9 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization expense of intangible assets for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 is $1.0 million, $1.0 million, $1.0 million, $1.0 million and $0.9 million, respectively.

(7) ACCRUED EXPENSES

        Accrued expenses include the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Accrued Royalty and License Fees	$1,776	$1,179
Accrued Payroll and Employee Benefits	925	2,145
Accrued Research and Development Contract Costs	7,569	3,035
Accrued Professional Fees	317	297
Other Accrued Expenses	373	352

	$10,960	$7,008

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Deferred Rent	$434	$435
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	1,118	510
Loan Payable	472	527
Other	39	52

Total	6,724	6,185
Less Current Portion	(388)	(219)

Long-Term Portion	$6,336	$5,966

        In January 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.8 million and $0.6 million to an independent third party for $0.7 million and $0.5 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the year ended December 31, 2012, the Company recorded $0.1 million to other income related to the sale of these tax benefits.

        In December 2003, the Company entered into a lease with the Massachusetts Development Finance Agency whereby the Company received a loan to finance the build-out of its manufacturing facility in Fall River, Massachusetts. Principal and interest payments on the loan are due monthly using an amortization period of 15 years and interest accrues at a rate of 5.5% per annum. The Company is obligated to repay the following principal amounts for the loan as follows (in thousands):

2013	$53
2014	60
2015	63
2016	66
2017	70
Thereafter	160

Total	$472

(9) TERM LOAN

        In December 2010, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with MidCap Financial, LLC pursuant to which the Company borrowed $10 million (the "Term Loan") from MidCap. In March 2011, as the Company had anticipated, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation to increase the amount owed under the Term Loan to $15 million. No additional advances are available under the Loan Agreement. The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. In September 2011, the Company exercised an option to extend the interest-only period by 6 months from October 1, 2011 to April 1, 2012. In March 2012, the Company

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) TERM LOAN (Continued)

amended the Loan Agreement to extend the maturity date from December 2013 to December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 (the "Final Payment Fee") due upon repayment of the Term Loan in full. The Company is accreting the Final Payment Fee ratably over the amended term of the Term Loan to interest expense.

        Interest on the Term Loan is payable monthly and principal is due, as amended, in 34 equal consecutive monthly installments commencing on April 1, 2012. All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2014 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three of the Term Loan. There is no prepayment premium if the loan is paid off early in year four. The Company is also obligated to make a payment fee of $0.5 million (the "Payment Fee") upon the earlier of (A) December 30, 2013 or (B) upon repayment of the Term Loan in full prior to December 30, 2013. The Company is accreting the Payment Fee ratably over the original term of the Term Loan to interest expense.

        The obligations of the Company under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of the Company's existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company's obligations under the Loan Agreement may be automatically accelerated, whereupon the Company's obligations under the Loan Agreement shall be immediately due and payable. At December 31, 2012, the Company believes it is in compliance with the Loan Agreement.

        Interest expense on the Term Loan including the accretion of the Payment Fee and Final Payment Fee and amortization of the deferred financing costs was $1.5 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively.

        The Company is obligated to make principal payment amounts for the Term Loan (including Payment Fee and Final Payment Fee) of $5.7 million and $5.8 million for the years ended December 31, 2013 and 2014, respectively.

(10) STOCKHOLDERS' EQUITY

Common Stock

        In April 2010, the Company filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010. In December 2012, the Company filed a new shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the new shelf registration statement up to a dollar amount of $200 million. The new shelf registration went effective on January 16, 2013.

        In January 2011, the Company entered into a controlled equity offering sales agreement (the "Cantor Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company could issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent. During the years ended December 31, 2012 and 2011, the Company issued 4,425,000 and 575,000

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) STOCKHOLDERS' EQUITY (Continued)

shares of common stock under the Cantor Agreement and raised $19.0 million and $2.2 million in net proceeds, after deducting commission and offering expenses, respectively.

        In September 2012, the Company and Cantor amended the Cantor Agreement (the "Cantor Amendment") to allow the Company to issue and sell additional shares of its common stock having an aggregate offering price of up to $44.0 million. Under the Cantor Amendment, the Company will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor Amendment terminates upon ten day notice by either Cantor or the Company. During the year ended December 31, 2012, the Company issued 3,578,290 shares under the Cantor Amendment and raised $21.1 million in net proceeds. During January 2013, the Company issued 2,433,608 shares under the Cantor Amendment and raised $17.1 million in net proceeds. At February 28, 2013, the Company had $4.4 million remaining in aggregate offering price available under the Cantor Amendment which may be sold upon the expiration of the 90-day lock-up with the underwriters of the Company's underwritten public offering in February 2013.

        In May 2011, the Company issued 11,500,000 shares of its common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,500,000 shares of common stock. The net proceeds to the Company were $33.7 million, after deducting underwriting fees and offering expenses.

        During February and March 2012, the Company issued a total of 12,075,000 shares of its common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to the Company were $43.4 million, after deducting underwriting fees and offering expenses.

        In February 2013, the Company issued 13,800,000 shares of its common stock in an underwritten public offering, including the underwriter's exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to the Company were $97.0 million, after deducting underwriting fees and offering expenses.

Convertible Preferred Stock

        At December 31, 2012, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock").

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

(11) STOCK-BASED COMPENSATION

        The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan"), the 2008 Stock Option and Incentive Plan (the "2008 Plan"), Celldex Research's 2005 Equity Incentive Plan (the "Celldex Research 2005 Plan") and CuraGen 2007 Stock Plan (the "CuraGen 2007 Plan"). There are no shares available for future grant under the Celldex Research 2005 Plan and CuraGen 2007 Plan.

Employee Stock Purchase Plan

        At December 31, 2012, a total of 62,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2012 and 2011, the Company issued 5,935 and 6,627 shares under the 2004 ESPP Plan, respectively. At December 31, 2012, 38,447 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2012, the 2008 Plan allowed for a maximum of 7,400,000 shares of common stock to be issued for grants of Stock Options and other Awards made prior to March 7, 2018 and grants of Incentive Stock Options made prior to October 20, 2017. The Company's board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) STOCK-BASED COMPENSATION (Continued)

        A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2011	4,459,034	$6.08	6.9
Granted	1,144,484	$5.83
Exercised	(52,652)	$2.83
Canceled	(201,056)	$8.22

Options Outstanding at December 31, 2012	5,349,810	$5.98	7.0

Options Vested and Expected to Vest at December 31, 2012	5,279,983	$5.99	6.9
Options Exercisable at December 31, 2012	3,306,468	$6.71	5.7
Shares Available for Grant under the 2008 Plan	3,352,081

        The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.03 million and $1.0 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $3.67, $1.83 and $2.82, respectively. The total fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $2.1 million, $2.6 million and $2.5 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2012 was $7.5 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2012 was $7.4 million. As of December 31, 2012, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $5.2 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.9 years.

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2011	6,000	$3.24
Granted	12,000	$4.50
Vested	(12,000)	$3.87
Canceled	—	—

Outstanding and unvested at December 31, 2012	6,000	$4.50

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) STOCK-BASED COMPENSATION (Continued)

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was recorded as follows:

	2012	2011	2010
	(In thousands)
Research and development	$1,415	$1,412	$1,625
General and administrative	883	930	1,177

Total stock-based compensation expense	$2,298	$2,342	$2,802

        The fair values of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected stock price volatility	70 - 72%	68 - 70%	65 - 67%
Expected option term	6.0 Years	6.0 Years	6.2 Years
Risk-free interest rate	0.9 - 1.4%	1.4 - 2.9%	1.8 - 3.2%
Expected dividend yield	None	None	None

(12) REVENUE

        A summary of the Company's significant revenue contracts and arrangements follows:

GlaxoSmithKline plc (Glaxo) and Paul Royalty Fund II, L.P. (PRF)

        In 1997, the Company licensed its oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children's Hospital Medical Center (CCH) on net royalties received from Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased a 70% interest in the net royalties the Company received on worldwide sales of Rotarix under the Glaxo Agreement.

        In December 2012, a U.S. patent for the Company's rotavirus strain that the Company licensed to Glaxo expired. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal. The PRF agreement provided for a normal expiry of the PRF agreement on December 12, 2012 except that the PRF agreement provides for an exclusive 120-day right of negotiation for extension in certain circumstances.

        The Company's retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company's retained interest

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) REVENUE (Continued)

in Rotarix was $10.8 million, $9.1 million and $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pfizer Inc. (Pfizer)

        In April 2008, the Company and Pfizer entered into a License and Development Agreement under which Pfizer was granted an exclusive worldwide license to rindopepimut. Under the Pfizer agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. The Pfizer agreement also provided for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date.

        In November 2010, the Pfizer agreement was terminated and all rights to rindopepimut were returned to the Company. Pfizer did not provide a reason for termination. As a result of the termination, the Company recognized the remaining deferred revenue related to the Pfizer agreement to product development and licensing agreement revenue during the year ended December 31, 2010. The Company recorded $39.9 million in product development and licensing agreement revenue under the Pfizer agreement during the year ended December 31, 2010. The Company incurred and invoiced Pfizer reimbursable costs related to the Pfizer collaboration of $0.8 million for the year ended December 31, 2010. Since the termination of the Pfizer agreement, Pfizer is no longer funding the development of rindopepimut.

        In connection with the Pfizer agreement, the Company paid a total of $6.9 million in sublicense fees to Duke University and Thomas Jefferson University. As a result of the Pfizer termination, the Company recognized the remaining deferred costs related to the Pfizer agreement to royalty expense during year ended December 31, 2010. The Company recorded $5.7 million in royalty expense related to these deferred sublicense fees during the year ended December 31, 2010.

(13) COLLABORATION AGREEMENTS

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense was $0.7 million, $1.4 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Medarex, Inc., a subsidiary of Bristol-Myers Squibb (Medarex)

        Medarex, a former related party, and the Company have entered into the following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement, as amended, (Assignment and License Agreement) that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product; and

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) COLLABORATION AGREEMENTS (Continued)

  •
  A Research and Commercialization Agreement, as amended, (Research and Commercialization Agreement) that provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies until December 2015.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) COLLABORATION AGREEMENTS (Continued)

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

        In March 2009, the Company entered into a license agreement with Amgen to acquire the exclusive rights to CDX-301 and CD40 ligand (CD40L). CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. The Company may be required to pay milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Amgen with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with the CuraGen acquisition, the Company assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary antibody-drug conjugate (ADC) technology for use with the Company's proprietary antibodies for the potential treatment of cancer. The Company may be required to pay milestones of up to $7.5 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology, including CDX-011 and CDX-014.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) INCOME TAXES

        The components of income tax expense attributable to continuing operations consist of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax benefit (provision):
Federal	$19,394	$16,204	$1,512
State	4,237	3,131	779
Foreign	—	84	107
Expiration of Net Operating Losses and Research & Development Tax Credits	(1,426)	(411)	(13,924)

	22,205	19,008	(11,526)
Deferred tax valuation allowance	(22,205)	(19,008)	11,526

	$—	$—	$—

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2012	2011	2010
	(In thousands)
Pre-tax loss	$(59,123)	$(44,799)	$(2,533)

Loss at Statutory Rates	(20,102)	(15,213)	(838)
Research and Development Credits	—	(1,736)	(1,498)
State Taxes	(4,237)	(3,131)	(779)
Other	708	661	717
Expiration of Net Operating Losses and Research & Development Tax Credits	1,426	411	13,924
Change in Valuation Allowance	22,205	19,008	(11,526)

Income tax (benefit) provision	$—	$—	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) INCOME TAXES (Continued)

        The principal components of the deferred tax assets and liabilities at December 31, 2012 and 2011, respectively, are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$67,728	$58,802
Tax Credit Carryforwards	20,692	20,285
Deferred Expenses	43,226	31,002
Stock-based Compensation	3,264	3,184
Fixed Assets	2,156	2,029
Accrued Expenses and Other	241	197

	137,307	115,499
Gross Deferred Tax Liabilities
Other Acquired Intangibles	(4,481)	(4,878)
IPR&D Intangibles	(4,661)	(4,661)

	(9,142)	(9,539)

Total Deferred Tax Assets and Liabilities	128,165	105,960
Deferred Tax Assets Valuation Allowance	(132,826)	(110,621)

Net Deferred Tax Asset (Liability)	$(4,661)	$(4,661)

        The net deferred tax liability of $4.7 million at December 31, 2012 and 2011 relates to the temporary differences associated with the IPR&D intangible assets acquired in the CuraGen acquisition, which are not deductible for tax purposes.

        As of December 31, 2012, the Company had the following federal net operating loss ("NOL") carryforwards:

  •
  Prior to the merger of the Company and AVANT, $33.0 million was generated by the Company which expire at various dates starting in 2023 and going through 2028;

  •
  Prior to the merger of the Company and AVANT, $101.2 million, net of expirations and utilization, was generated by AVANT which expire at various dates starting in 2018 and going through 2028. During the years ended, December 31, 2012 and 2011, NOLs of $16.4 million and $14.8 million expired, respectively;

  •
  Following the merger of the Company and AVANT, $98.4 million was generated by the combined company which expire at various dates starting in 2028 and going through 2032; and

  •
  Prior to its acquisition by the Company, $518.3 million was generated by CuraGen.

        In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such ownership changes can significantly limit the amount of NOLs that may be utilized in future periods. The Company currently expects that it is remote that the CuraGen NOLs may be utilized and, as such, no related asset has

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) INCOME TAXES (Continued)

been recorded for such losses. The Company has not completed an analysis of losses generated by AVANT, however, the Company believes it is remote that $60.8 million of the AVANT NOLs may be utilized in future periods and there may be substantial limitations on the Company's ability to use the remaining NOLs of $40.4 million. Following the merger of the Company and AVANT, the Company experienced changes in ownership as defined by Section 382 in June 2009 and December 2009. Further, prior to the AVANT merger, the Company as a stand alone company experienced a change in ownership in October 2007. As a result of the ownership change in October 2007, utilization of the Company's NOLs prior to October 2007 is subject to an annual limitation of $4.5 million on $28.3 million of NOLs generated before that date. As a result of the ownership changes in June 2009 and December 2009, there is an annual limitation amount of $6.0 million on $67.7 million NOLs. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

        Similar to the AVANT and CuraGen NOL carryforwards above, the Company believes that it is not more likely than not that federal and state research and development ("R&D") credits of $20.8 million and $14.4 million, respectively, will be utilized in the future periods. Further, the Company's ability to use the state NOLs of approximately $99.2 million and the remaining federal and state R&D credit carryforwards of approximately $13.8 million and $10.2 million, respectively, may be substantially limited. These state NOLs and federal and state credits expire at various dates starting in 2013 going through 2031. The Company has not yet completed a study of these credits to substantiate the amounts. Until a study is completed, no amounts are being presented as an uncertain tax position.

        Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        The Company applies the authoritative guidance on account for and disclosure of uncertainty in income tax positions which requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty perfect likelihood of being realized upon the ultimate settlement with the relevant taxing authority. At December 31, 2012 and 2011, we had no unrecognized tax benefits. A full valuation allowance has been provided against our deferred tax assets and liabilities and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

        Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any other jurisdictions for any tax year.

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) INCOME TAXES (Continued)

likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at December 31, 2012 against the Company's net deferred tax assets.

        The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 under which the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The effects of the change in the tax law will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

(15) COMMITMENTS AND CONTINGENCIES

        The Company has facility and equipment leases that expire at various dates through 2017. Certain of these facility leases contain renewal options, early termination provisions, and provisions that escalate the base rent payments and require the Company to pay common area maintenance costs ("CAM") during the lease term. The Company entered into a letter of credit facility with a national U.S. financial institution which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey. The Company recorded restricted cash related to this security deposit of $0.2 million to other assets in the consolidated balance sheets at December 31, 2012 and December 31, 2011.

        The following obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2012 do not include the exercise of renewal terms or early termination provisions (in thousands):

2013	$2,590
2014	2,303
2015	2,362
2016	2,374
2017	1,221
Thereafter	—

Total minimum lease payments	$10,850

        The Company's total rent and CAM expense for all facility leases was $2.5 million for the years ended December 31, 2012, 2011 and 2010.

(16) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2012	Q1 2012	Q2 2012	Q3 2012	Q4 2012
	(In thousands, except per share amounts)
Total revenue	$2,433	$2,009	$3,113	$3,647
Net loss	(13,516)	(13,773)	(15,027)	(16,807)
Basic and diluted net loss per common share	(0.27)	(0.23)	(0.25)	(0.27)

2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
	(In thousands, except per share amounts)
Total revenue	$2,516	$1,952	$2,363	$2,433
Net loss	(10,059)	(10,236)	(11,772)	(12,732)
Basic and diluted net loss per common share	(0.31)	(0.27)	(0.27)	(0.29)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2012, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, or the 2013 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex Therapeutic, Inc.," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2013 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2013 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2013 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2013 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2013 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2013 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2013 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2013 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2013 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	8-K (000-15006)	2.1	10/22/07
2.2	Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc.	8-K (000-15006)	2.1	5/29/09
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws as of March 14, 2007	10-K (000-15006)	3.5	3/18/08
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	S-3 (000-15006)	4.17	4/5/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.2	Shareholder Rights Agreement dated November 5, 2004	8-A (000-15006)	4.1	11/8/04
4.3	Amendment No. 1 to Shareholder Rights Agreement dated October 19, 2007	8-A/A (000-15006)	10.1	10/22/07
4.4	Amendment No. 2 to Shareholder Rights Agreement dated March 7, 2008	8-A/A (000-15006)	10.1	3/7/08
4.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 53 LLC dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
*10.4	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.5	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.6	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.7	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.8	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.9	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.10	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.11	Lease Agreement dated as of October 21, 2005 by and between Phillipsburg Associates, L.P. and the Company.	S-4 (333-148291)	10.10	1/18/08
10.12	First Amendment to Lease between Phillipsburg Associates, L.P. and the Company dated October 11, 2010	10-Q/A (000-15006)	10.1	12/23/10
10.13	Subordination, Non-Disturbance and Attornment Agreement between Bank of America and the Company dated October 11, 2010	10-Q/A (000-15006)	10.2	12/23/10
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.14	License Agreement between the Company and SmithKline Beecham PLC dated as of December 1, 1997	10-K (000-15006)	10.20	3/28/00
10.15	Amendment Agreement, dated January 9, 2003, between the Company and SmithKline Beecham PLC	10-K/A (000-15006)	10.21	9/12/03
10.16	License and Clinical Trials Agreement, effective as of February 27, 1995, between the Company and the James N. Gamble Institute of Medical Research	10-K/A (000-15006)	10.23	9/12/03
10.17	Amendment Agreement between Cincinnati Children's Hospital Medical Center and the Company dated November 17, 2003	10-K/A (000-15006)	10.10	12/23/10
10.18	License Agreement, dated as of November 25, 1988, by and among The Johns Hopkins University, Brigham and Women's Hospital and the Company	10-K/A (000-15006)	10.28	9/12/03
10.19	Purchase Agreement, dated as of May 16, 2005, by and between the Company and PRF Vaccine Holdings LLC	8-K (000-15006)	10.1	5/18/05
10.20	Amendment Agreement to Purchase Agreement between the Company and PRF Vaccine Holdings LLC, dated as of March 14, 2006	8-K (000-15006)	10.1	3/15/06
*10.21	Exclusive License Agreement dated February 1, 2003 by and between Thomas Jefferson University and the Company	S-4 (333-148291)	10.1	1/18/08
*10.22	Amendment to License Agreement between Thomas Jefferson University and the Company dated March 27, 2008	10-K/A (000-15006)	10.12	12/23/10
*10.23	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and the Company	S-4 (333-148291)	10.2	1/18/08
*10.24	License Agreement dated September 1, 2006 by and between Duke University and the Company	S-4 (333-148291)	10.3	1/18/08
10.25	Amendment to License Agreement between Duke University and the Company dated April 2, 2008	10-K/A (000-15006)	10.5	12/23/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.26	License Agreement between Duke University, The Johns Hopkins University and the Company dated December 31, 2003	10-K/A (000-15006)	10.11	12/23/10
*10.27	Amendment to License Agreement between Duke University, The Johns Hopkins University and the Company dated April 2, 2008	10-K/A (000-15006)	10.13	12/23/10
*10.28	Assignment and License Agreement, as amended, dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.4	1/18/08
*10.29	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.30	Supply Agreement dated August 18, 2006 by and between the Company and Biosyn	S-4 (333-148291)	10.9	1/18/08
*10.31	Research Collaboration and Commercialization Agreement effective October 20, 2006 between the Company and the Ludwig Institute for Cancer Research	10-K (000-15006)	10.45	3/2/09
*10.32	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.33	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.34	Collaboration Agreement dated June 18, 2004 between Seattle Genetics and CuraGen	10-K (000-15006)	10.27	3/12/10
*10.35	Second Restated Collaboration Agreement dated April 12, 2004 and amended October 19, 2004 between Abgenix Inc. and CuraGen	10-K (000-15006)	10.28	3/12/10
10.36	Amgen Letter Agreement, by and between CuraGen and Amgen Fremont, Inc. dated May 2, 2009	10-K (000-15006)	10.29	3/12/10
*10.37	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen	10-K (000-15006)	10.30	3/12/10
*10.38	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
10.39	Master Services Agreement dated March 29, 2010 by and between the Company and Prologue Research International, Inc. (Prologue)	10-Q (000-15006)	10.2	11/3/11
10.40	Amendment to Master Services Agreement dated July 6, 2011 by and between the Company and Novella Clinical Inc. (formerly known as Prologue)	10-Q (000-15006)	10.3	11/3/11

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.41	Loan and Security Agreement, dated as of December 30, 2010, by and among Celldex Therapeutics, Inc., Celldex Research Corporation and MidCap Financial, LLC.	8-K (000-15006)	10.1.1	1/6/11
10.42	Promissory Note issued by Celldex Therapeutics, Inc. and Celldex Research Corporation to MidCap Financial, LLC.	8-K (000-15006)	10.1.2	1/6/11
10.43	Joinder and First Loan Modification Agreement, dated as of March 7, 2011, by and among Celldex Therapeutics, Inc., Celldex Research Corporation, MidCap Funding V, LLC and General Electric Capital Corporation.	10-K (000-15006)	10.53	3/9/11
10.44	Promissory Note issued by Celldex Therapeutics, Inc. and Celldex Research Corporation to General Electric Capital Corporation.	10-K (000-15006)	10.54	3/9/11
10.45	Second Loan Modification Agreement, dated as of March 2, 2012, by and among Celldex Therapeutics, Inc., Celldex Research Corporation, MidCap Funding V, LLC and General Electric Capital Corporation.	8-K (000-15006)	10.1	3/7/12
10.46	Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	10.1.3	1/6/11
10.47	Amendment No. 1 to Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co., dated September 20, 2012	8-K (000-15006)	10.1	9/24/12
Material Contracts—Management Contracts and Compensatory Plans
†10.48	2008 Stock Option and Incentive Plan, as amended and restated	8-K (000-15006)	10.1	6/14/12
†10.49	2004 Employee Stock Purchase Plan, as amended and restated	10-K (000-15006)	10.35	3/12/10
†10.50	Employment Agreement, dated as of January 1, 2013, by and between the Company and Anthony S. Marucci	8-K (000-15006)	10.1	12/21/12
†10.51	Employment Agreement, dated as of January 1, 2013, by and between the Company and Avery W. Catlin	8-K (000-15006)	10.2	12/21/12
†10.52	Employment Agreement, dated as of January 1, 2013, by and between the Company and Thomas Davis, MD	8-K (000-15006)	10.3	12/21/12
†10.53	Employment Agreement, dated as of January 1, 2013, by and between the Company and Tibor Keler, Ph.D.	8-K (000-15006)	10.4	12/21/12
†10.54	Employment Agreement, dated as of January 1, 2013, by and between the Company and Ronald A. Pepin, Ph.D.	8-K (000-15006)	10.5	12/21/12
†10.55	Form of Stock Option Agreement	8-K (000-15006)	10.1	1/25/10

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
†10.56	CuraGen 2007 Stock Incentive Plan, amended and restated	10-K (000-15006)	10.41	3/12/10
†10.57	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
+101	XBRL Instance Document
+102	XBRL Taxonomy Extension Schema Document
+103	XBRL Taxonomy Extension Calculation Linkbase Document
+104	XBRL Taxonomy Extension Definition Linkbase Document
+105	XBRL Taxonomy Extension Label Linkbase Document
+106	XBRL Taxonomy Extension Presentation Linkbase Document

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
March 8, 2013		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 8, 2013
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2013
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	March 8, 2013
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	March 8, 2013
/s/ GEORGE O. ELSTON George O. Elston	Director	March 8, 2013
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 8, 2013
/s/ TIMOTHY M. SHANNON, M.D. Timothy M. Shannon, M.D.	Director	March 8, 2013
/s/ KAREN L. SHOOS Karen L. Shoos	Director	March 8, 2013