Form 10-Q
period 2013-03-31
Celldex Therapeutics, Inc.
filed 2013-05-03
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 24, 2013, 80,870,320 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$75,627	$24,897
Marketable Securities	106,750	59,065
Accounts and Other Receivables	104	44
Prepaid and Other Current Assets	1,972	1,108
Total Current Assets	184,453	85,114
Property and Equipment, Net	7,131	7,205
Intangible Assets, Net	23,580	23,833
Other Assets	236	424
Goodwill	8,965	8,965
Total Assets	$224,365	$125,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,451	$745
Accrued Expenses	9,692	10,960
Current Portion of Long-Term Liabilities	557	388
Current Portion of Term Loan	5,630	5,592
Total Current Liabilities	18,330	17,685
Term Loan, less Current Portion	4,426	5,746
Other Long-Term Liabilities	6,668	6,336
Total Liabilities	29,424	29,767

Commitments and Contingent Liabilities (Note 13)

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2013 and December 31, 2012	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 80,870,320 and 64,359,513 Shares Issued and Outstanding at March 31, 2013 and December 31, 2012, respectively	81	64
Additional Paid-In Capital	473,632	357,094
Accumulated Other Comprehensive Income	2,689	2,745
Accumulated Deficit	(281,461)	(264,129)
Total Stockholders’ Equity	194,941	95,774
Total Liabilities and Stockholders’ Equity	$224,365	$125,541

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUE:
Product Development and Licensing Agreements	$30	$35
Contracts and Grants	50	54
Product Royalties	2,334	2,344
Total Revenue	2,414	2,433

OPERATING EXPENSE:
Research and Development	14,090	10,769
Royalty	2,334	2,344
General and Administrative	3,138	2,317
Amortization of Acquired Intangible Assets	253	291
Total Operating Expense	19,815	15,721

Operating Loss	(17,401)	(13,288)
Investment and Other Income, Net	379	205
Interest Expense	(310)	(433)
Net Loss	$(17,332)	$(13,516)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.23)	$(0.27)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	74,027	50,145

COMPREHENSIVE LOSS:
Net Loss	$(17,332)	$(13,516)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(2)	2
Unrealized (Loss) Gain on Marketable Securities	(54)	108
Comprehensive Loss	$(17,388)	$(13,406)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(17,332)	$(13,516)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	468	544
Amortization of Intangible Assets	253	291
Amortization and Premium of Marketable Securities	(1,324)	(373)
Realized Gain on Sales and Maturities of Marketable Securities	—	(4)
Loss on Sales or Disposal of Assets	—	23
Stock-Based Compensation Expense	708	641
Non-Cash Interest Expense	56	57
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(60)	30
Prepaid and Other Current Assets	(879)	(672)
Other Assets	188	(131)
Accounts Payable and Accrued Expenses	206	(1,049)
Other Liabilities	516	606
Net Cash Used in Operating Activities	(17,200)	(13,553)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	7,394	5,912
Purchases of Marketable Securities	(53,809)	(33,388)
Acquisition of Property and Equipment	(162)	(42)
Proceeds from Sales or Disposal of Assets	—	11
Net Cash Used in Investing Activities	(46,577)	(27,507)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	114,187	51,929
Proceeds from Issuance of Stock from Employee Benefit Plans	1,660	—
Payments of Term Loan	(1,323)	—
Payments of Other Liabilities	(15)	(15)
Net Cash Provided by Financing Activities	114,509	51,914

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	2

Net Increase in Cash and Cash Equivalents	50,730	10,856
Cash and Cash Equivalents at Beginning of Period	24,897	11,899
Cash and Cash Equivalents at End of Period	$75,627	$22,755

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2013.

At March 31, 2013, the Company had cash, cash equivalents and marketable securities of $182.4 million; working capital of $166.1 million; and a Term Loan balance of $10.1 million. The Company incurred a loss of $17.3 million for the three months ended March 31, 2013.  Net cash used in operations for the three months ended March 31, 2013 was $17.2 million.  The Company believes that the cash, cash equivalents and marketable securities at March 31, 2013 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the adoption of new accounting standards during the first three months of 2013 as discussed below.

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

In January 2013, the Company adopted a new U.S. GAAP accounting standard which amended guidance applicable to annual impairment tests of indefinite-lived intangible assets. The amended guidance added an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Prior to this guidance, companies were required to perform an annual impairment test that included a calculation of the fair value of the asset and a comparison of that fair value with its carrying value. If the carrying value exceeded the fair value, an impairment was recorded. The amended guidance allows a company the option to perform a qualitative assessment, considering both negative and positive evidence, regarding the potential impairment of the indefinite-lived intangible asset. If, based on the qualitative analysis, the company determines that it is more likely than not that the fair value of such an asset exceeds its carrying value, the company would be permitted to conclude that the indefinite-lived intangible asset was not impaired without a quantitative calculation of the fair value of the asset. Otherwise, the company would perform the quantitative calculation of the fair value and the comparison with the carrying value.  The Company’s adoption of this new standard did not have a material effect on its operating results or financial position.

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

	As of March 31,
	2013	2012

Stock options	5,085,309	4,311,999
Restricted stock	3,000	3,000
	5,088,309	4,314,999

(4)  Comprehensive Loss

In January 2013, the Company adopted a new U.S. GAAP accounting standard which requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows. No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2013.  The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 are summarized below.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2012	$156	$2,589	$2,745
Other comprehensive income (loss) before reclassifications	(54)	(2)	(56)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(54)	(2)	(56)
Balance at March 31, 2013	$102	$2,587	$2,689

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of March 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$75,552	$75,552	$—	$—
Marketable securities	106,750	—	106,750	—
	$182,302	$75,552	$106,750	$—

	As of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,688	$18,688	$—	$—
Marketable securities	59,065	—	59,065	—
	$77,753	$18,688	$59,065	$—

There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, accounts payable and debt obligations. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.  Our Term Loan is valued based on level 2 inputs.  Based on these calculations, the fair value approximates the carrying value of the Term Loan and note payable at March 31, 2013.

(6) Marketable Securities

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$21,016	$30	$—	$21,046
Maturing after one year through three years	17,470	84	1	17,553
Total U.S. government and municipal obligations	$38,486	$114	$1	$38,599
Corporate debt securities
Maturing in one year or less	$23,909	$24	$10	$23,923
Maturing after one year through three years	44,253	6	31	44,228
Total corporate debt securities	$68,162	$30	$41	$68,151
Total marketable securities	$106,648	$144	$42	$106,750

December 31, 2012
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$15,566	$28	$—	$15,594
Maturing after one year through three years	19,797	99	1	19,895
Total U.S. government and municipal obligations	$35,363	$127	$1	$35,489
Corporate debt securities
Maturing in one year or less	$17,353	$23	$4	$17,372
Maturing after one year through three years	6,193	14	3	6,204
Total corporate debt securities	$23,546	$37	$7	$23,576
Total marketable securities	$58,909	$164	$8	$59,065

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of March 31, 2013.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2013			December 31, 2012
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(3,139)	11,361	14,500	(2,915)	11,585
Core Technology	11 years	1,296	(877)	419	1,296	(848)	448
Total Intangible Assets		$27,596	$(4,016)	$23,580	$27,596	$(3,763)	$23,833
Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of CDX-011. At the date of acquisition, CDX-011 had not yet reached technological feasibility nor did it have any alternative future use. The Company recently completed a randomized Phase 2b study of CDX-011 for the treatment of advanced breast cancer.

(8) Term Loan

The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%.  In March 2012, the Company amended the Loan Agreement to extend the maturity date from December 2013 to December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 (the “Final Payment Fee”) due upon repayment of the Term Loan in full.  Interest on the Term Loan is payable monthly and principal is due, as amended, in equal consecutive monthly installments. All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2014 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three of the Term Loan. There is no prepayment premium if the loan is paid off early in year four. The Company is also obligated to make a payment fee of $0.5 million (the “Payment Fee”) upon the earlier of (A) December 30, 2013 or (B) upon repayment of the Term Loan in full prior to December 30, 2013. The Company is accreting the Payment Fee ratably over the original term of the Term Loan to interest expense.  Interest expense on the Term Loan including the accretion of the Payment Fee and Final Payment Fee and amortization of the deferred financing costs was $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

The obligations of the Company under the Loan Agreement are collateralized by a first priority lien upon and security interest in substantially all of the Company’s existing and after-acquired assets, excluding its intellectual property assets. Under the Loan Agreement, the Company is subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, the Company’s obligations under the Loan Agreement may be automatically accelerated, whereupon the Company’s obligations under the Loan Agreement shall be immediately due and payable. At March 31, 2013, the Company believes it is in compliance with the Loan Agreement.

(9) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Deferred Rent	$434	$434
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	1,630	1,118
Loan Payable	457	472
Other	43	39
Total	7,225	6,724
Less Current Portion	(557)	(388)
Long-Term Portion	$6,668	$6,336

In January 2013, 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.8 million, $0.8 million and $0.6 million to an independent third party for $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the three months ended March 31, 2013 and 2012, the Company recorded $0.2 million and $0.1 million to other income related to the sale of these tax benefits, respectively.

(10) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. pursuant to which the Company could issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent.  During the three months ended March 31, 2012, the Company issued 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds.

In September 2012, the Company and Cantor amended the Cantor Agreement (the “Cantor Amendment”) to allow the Company to issue and sell additional shares of its common stock having an aggregate offering price of up to $44.0 million. Under the Cantor Amendment, the Company will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor Amendment terminates upon ten day notice by either Cantor or the Company.  During the three months ended March 31, 2013, the Company issued 2,433,608 shares under the Cantor Amendment and raised $17.1 million in net proceeds. At March 31, 2013, the Company had $4.4 million remaining in aggregate offering price available under the Cantor Amendment which may be sold upon the expiration of the 90-day lock-up with the underwriters of the Company’s underwritten public offering in February 2013.

During the three months ended March 31, 2012, the Company issued 12,075,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to the Company were $43.4 million, after deducting underwriting fees and offering expenses.

During the three months ended March 31, 2013, the Company issued 13,800,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to the Company were $97.0 million, after deducting underwriting fees and offering expenses.

(11)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2012	5,349,810	$5.98	7.0
Granted	16,500	$11.96
Exercised	(275,251)	$6.00
Canceled	(5,750)	$4.34
Options Outstanding at March 31, 2013	5,085,309	$6.00	6.8
Options Vested and Expected to Vest at March 31, 2013	5,039,443	$6.01	6.7
Options Exercisable at March 31, 2013	3,158,304	$6.68	5.5
Shares Available for Grant under the 2008 Plan	3,341,331

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2013 was $7.64.  Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was recorded as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Research and development	$441	$396
General and administrative	267	245
Total stock-based compensation expense	$708	$641

The fair values of employee stock options granted during the three months ended March 31, 2013 and 2012 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2013	2012
Expected stock price volatility	72%	70%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	1.4%	1.4%
Expected dividend yield	None	None

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus.  The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2013 and December 31, 2012 against the Company’s net deferred tax assets.

(13)  Commitments and Contingent Liabilities

Except as set forth below, the significant commitments and contingencies at March 31, 2013 are consistent with those disclosed in Notes 13 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

On May 1, 2013, the Company entered into a lease agreement (the “Lease”) with Crown Perryville, LLC., as Landlord, pursuant to which the Company will lease approximately 33,000 square feet of office space in Hampton, New Jersey for use as an office and laboratory.  The Lease has a five-year, five-month term which will commence on the later of November 15, 2013 or the date on which the alterations are substantially complete and a Certificate of Occupancy is issued.  The Company’s obligation to pay rent commences five months after the lease commencement date.  The annual rent obligations increase from $0.4 million in the first year to $0.5 million in the fifth year.  The Lease includes two renewal options of five years each.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•                  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and commercialization of rindopepimut, CDX-011, and other drug candidates and the growth of the markets for those drug candidates;

•                  our ability to raise sufficient capital to fund our clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all.  If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

•                  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development, including our Phase 3 trial for rindopepimut;

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, CDX-011, and other preclinical and clinical testing;

•                  our ability to fund and complete the development and commercialization of rindopepimut for North America internally;

•                  the ability to negotiate strategic partnerships, where appropriate, for our programs which may include rindopepimut outside North America;

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

•                  the validity of our patents and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and other reports that we file with the Securities and Exchange Commission.

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

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take five years or more, and for total development costs to exceed $100 million for each product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

During the past five years through December 31, 2012, we incurred an aggregate of $156.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2013 and 2012. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Rindopepimut	$8,911	$4,939
CDX-011	1,109	1,078
CDX-1135	548	2,330
CDX-1127	2,245	936
CDX-301	149	548
CDX-1401	224	486
CDX-014	316	133
Other Programs	588	319
Total R&D Expense	$14,090	$10,769

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

In November 2012, we announced three-year survival data for each of our three Phase 2 studies in rindopepimut, ACT III, ACT II and ACTIVATE. The median overall survival, or OS, in ACT III was 24.6 months from diagnosis (21.8 months from study entry) and OS was 26% at three years. The median OS in ACT II was 24.4 months from diagnosis (20.5 months from study entry) and OS was 23% at three years. The median OS in ACTIVATE was 24.6 months from diagnosis (20.4 months from study entry) and OS was 33% at three years. In addition we also announced data from a retrospective analysis of EGFRvIII expression status and associated clinical outcome in the Phase 3 Radiation Therapy Oncology Group’s, or RTOG, 0525 study. This analysis was conducted by The University of Texas MD Anderson Cancer Center in cooperation with RTOG to provide an assessment of the prognosis for patients with EGFRvIII-positive disease contemporary with the ACT III data. Across three Phase 2 studies of rindopepimut, survival data remains consistent and suggests a continuing survival benefit in comparison to independent control datasets (see chart below) at the median and at three years.

Rindopepimut Overall Survival (OS) in EGFRvIII-Positive Glioblastoma vs Independent Control Datasets

Rindopepimut Phase 2 Studies (all data from study entry)

	Medium (months)	OS at 3 years
ACT III (n=65)	21.8	26%
ACT II (n=22)	20.5	23%
ACTIVATE (n=18)	20.4	33%

Independent Control Datasets (all data from study entry)

MD Anderson EGFRvIII-positive patients matched(1) to ACTIVATE patient population (n=17) (contemporary with ACTIVATE)	12.2	(2)	6%
Radiation Therapy Oncology Group (RTOG) 0525 study—all EGFRvIII-positive patients (n=142) (contemporary with ACT III)	15.1		18%
RTOG 0525 study—all EGFRvIII-positive patients treated with standard dose temozolomide (n=62) (contemporary with ACT III)	14.2		7%
RTOG 0525 study—EGFRvIII-positive patients matched(1) to ACT III/IV patient population (n=29) (contemporary with ACT III)	16.0		13%

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

In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB. ReACT will enroll approximately 95 patients in a first or second relapse of GB following receipt of standard therapy and will be conducted at approximately 25 sites across the United States. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. We expect data from this study to be available in the second half of 2013.

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

In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in 122 patients with heavily pre-treated, advanced, GPNMB positive breast cancer. Patients were randomized (2:1) to receive either CDX-011 or single-agent Investigator’s Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive CDX-011 following disease progression. Activity endpoints include response rate, PFS and OS.

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

Responses per RECIST 1.1; IC = Investigator’s Choice; CDX-011 arm includes 15 patients who crossed over to receive CDX-011 treatment after progression on IC. Analysis of best response excludes patients who discontinued from study without evaluable post-baseline radiographic imaging (n=15 for CDX-011 arm; n=5 for IC arm).

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

Analyses include all treated patients. Patients who initially received Investigator’s Choice (IC) and subsequently crossed over to receive CDX-011 (n=15) are included in the PFS analysis for each treatment. These patients, with a median OS of 12.5 months, are assigned to the IC arm only for OS analysis. Median OS for the remaining IC patients who did not cross over is 5.4 months. When cross over patients are removed, median OS in patients with GPNMB over-expression is 10.0 months for CDX-011 vs 5.2 months for IC (p=0.05) and median OS in triple negative patients with GPNMB over-expression is 10.0 months for CDX-011 vs 5.2 months for IC (p=0.009).

In December 2012, we had our end of Phase 2b meeting with the FDA for our CDX-011 program. Based on this meeting, we intend to initiate a randomized study of CDX-011 suitable for accelerated approval in patients with triple negative breast cancer that over-express GPNMB in the second half of 2013.

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

Initial experience under an investigator sponsored IND indicated that CDX-1135 limits complement abnormalities in DDD. In 2011, we completed process development activities and in 2011 and 2012 we manufactured multiple runs of cGMP clinical drug product at our Fall River manufacturing facility in preparation for our upcoming pilot study. We are planning to initiate a pilot study of CDX-1135 in a small number of DDD patients to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity with data expected by the end of 2013.

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

In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. Based on the safety profile and the increases observed for CD34+ stem cells and dendritic cells, we plan to initiate a pilot study in hematopoietic stem cell transplant in the second half of 2013.

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

Marketed Products

Rotavirus is a major cause of diarrhea and vomiting in infants and children. In 1997, we licensed our oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. We licensed-in the rotavirus strain that was used to develop Glaxo’s Rotarix rotavirus vaccine in 1995 and owe a license fee of 30% to Cincinnati Children’s Hospital Medical Center, or CCH, on net royalties received from Glaxo. In May 2005, we entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P., or PRF, purchased a 70% interest in the net royalties we received on worldwide sales of Rotarix.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for business combinations, revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$30	$35	$(5)	(14)%
Contracts and Grants	50	54	(4)	(7)%
Product Royalties	2,334	2,344	(10)	—
Total Revenue	$2,414	$2,433	$(19)	(1)%
Operating Expense:
Research and Development	14,090	10,769	3,321	31%
Royalty	2,334	2,344	(10)	—
General and Administrative	3,138	2,317	821	35%
Amortization of Acquired Intangible Assets	253	291	(38)	(13)%
Total Operating Expense	19,815	15,721	4,094	26%
Operating Loss	(17,401)	(13,288)	4,113	31%
Investment and Other Income, Net	379	205	174	85%
Interest Expense	(310)	(433)	(123)	(28)%
Net Loss	$(17,332)	$(13,516)	$3,816	28%

Net Loss

The $3.8 million increase in net loss for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of an increase in research and development and general and administrative expenses.

Revenue

Revenue for the three months ended March 31, 2013 was relatively consistent compared to the three months ended March 31, 2012.  Product royalty revenue was related to our retained interests in Rotarix net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us. We expect that royalty revenue related to the Glaxo agreement will end during the year ending December 31, 2013.  In December 2012, a U.S. patent for our rotavirus strain that we licensed to Glaxo expired. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal. The PRF agreement provided for a normal expiry of the PRF agreement on December 12, 2012 except that the PRF agreement provides for an exclusive 120-day right of negotiation for extension in certain circumstances.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Personnel	$3,783	$3,427	$356	10%
Laboratory Supplies	711	388	323	83%
Facility	1,118	1,143	(25)	(2)%
Product Development	7,815	4,984	2,831	57%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The $0.4 million increase in personnel expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to higher headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut and CDX-011 programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.3 million increase in laboratory supply expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  Facility expenses for the three months ended March 31, 2013 were relatively consistent compared to the three months ended March 31, 2012.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.8 million increase in product development expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of an increase in clinical trial costs and contract manufacturing of $2.3 million and $0.5 million, respectively, primarily due to our rindopepimut program. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut and CDX-011 programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. Royalty expenses for the three months ended March 31, 2013 were relatively consistent compared to the three months ended March 31, 2012.  Our retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. We expect royalty expense related to the Glaxo agreement will end during the year ended December 31, 2013. The Glaxo agreement terminates automatically upon the expiration, lapse or invalidation of the last relevant patent right (patent or patent application) covered by the Glaxo agreement. The only remaining relevant patent right is a patent application in Mexico with a projected final expiry date in May 2013 which is under appeal. The PRF agreement provided for a normal expiry of the PRF agreement on December 12, 2012 except that the PRF agreement provides for an exclusive 120-day right of negotiation for extension in certain circumstances.

General and Administrative Expense

The $0.8 million increase in general and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to higher headcount and rindopepimut-related commercial planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended March 31, 2013 were relatively consistent compared to the three months ended March 31, 2012.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $0.2 million increase in investment and other income, net for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to us recognizing $0.2 million and $0.1 million in other income related to the sale of New Jersey tax benefits during the three months ended March 31, 2013 and 2012, respectively.  We anticipate investment income to increase over the next twelve months due to higher cash and investment balances resulting from fundraising efforts during the three months ended March 31, 2013.

Interest Expense

The $0.1 million decrease in interest expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to a decrease in our Term Loan balance. We anticipate interest expense to decrease over the next twelve months as we continue to make monthly principal payments on our Term Loan.

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

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees; facility and facility-related costs for our offices, laboratories and manufacturing facility; fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services; and consulting, legal and other professional fees. To date, the primary sources of cash flows from operations have been payments received from our collaborative partners and from government entities. The timing of any new collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

At March 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $182.4 million. Our working capital at March 31, 2013 was $166.1 million. At March 31, 2013, our Term Loan balance was $10.1 million. We incurred a loss of $17.3 million for the three months ended March 31, 2013.  Net cash used in operations for the three months ended March 31, 2013 was $17.2 million.  We believe that the cash, cash equivalents and marketable securities at March 31, 2013 are sufficient to fund planned operations through 2015.

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

Operating Activities

Net cash used in operating activities was $17.2 million for the three months ended March 31, 2013 compared to $13.6 million for the three months ended March 31, 2012. The increase in net cash used in operating activities was primarily due to an increase in net loss of $3.8 million and changes in working capital.  We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our rindopepimut and CDX-011 programs.

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

Investing Activities

Net cash used in investing activities was $46.6 million for the three months ended March 31, 2013 compared to $27.5 million for the three months ended March 31, 2012. The increase in net cash used in investing activities was primarily due to $46.4 million of net purchases of marketable securities for the three months ended March 31, 2013 compared to $27.5 million for the three months ended March 31, 2012.

Financing Activities

Net cash provided by financing activities was $114.5 million for the three months ended March 31, 2013 compared to $51.9 million for the three months ended March 31, 2012.  Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $115.8 million during the three months ended March 31, 2013 compared to $51.9 million for the three months ended March 31, 2012.  We paid $1.3 million in principal payments on our Term Loan during the three months ended March 31, 2013 compared to none for the three months ended March 31, 2012.

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

In January 2011, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. pursuant to which we could issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. During the three months ended March 31, 2012, we issued 2,425,000 shares of common stock under the Cantor agreement and raised $8.5 million in net proceeds.

In September 2012, we amended the Cantor agreement to allow us to issue and sell additional shares of our common stock having an aggregate offering price of up to $44.0 million. Under the Cantor amendment, we will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor amendment terminates upon ten day notice by either Cantor or us. During the three months ended March 31, 2013, we issued 2,433,608 shares under the Cantor amendment and raised $17.1 million in net proceeds. At March 31, 2013, we had $4.4 million remaining in aggregate offering price available under the Cantor amendment which may be sold upon the expiration of the 90-day lock-up with the underwriters of our underwritten public offering in February 2013.

During the three months ended March 31, 2012, we issued 12,075,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to us were $43.4 million, after deducting underwriting fees and offering expenses.

During the three months ended March 31, 2013, we issued 13,800,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to us were $97.0 million, after deducting underwriting fees and offering expenses.

Term Loan

The Term Loan accrues interest at a fixed annual interest rate equal to the greater of (i) the sum of (A) the LIBOR Rate (as defined in the Loan Agreement) plus (B) 6.25%; or (ii) a minimum rate of 9.50%. In March 2012, we amended the Loan Agreement to extend the maturity date from December 2013 to December 2014 in return for an upfront fee of $25,000 and an additional fee of $37,500 due upon repayment of the Term Loan in full.  Interest on the Term Loan is payable monthly and principal is due, as amended, in equal consecutive monthly installments. All unpaid principal and accrued interest with respect to the Term Loan is due and payable on the earlier of (A) December 30, 2014 or (B) the date that the Term Loan otherwise becomes due and payable under the terms of the Loan Agreement. We may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1% in year three of the Term Loan. There is no prepayment premium if the loan is paid off early in year four. We are also obligated to make a payment of $0.5 million upon the earlier of (A) December 30, 2013 or (B) upon repayment of the Term Loan in full prior to December 30, 2013.

Our obligations under the Loan Agreement are secured by a first priority lien upon and security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. Under the Loan Agreement, we are subject to specified affirmative and negative covenants customary for financings of this type. The Loan Agreement provides that, upon the occurrence of certain specified events of default customary for financings of this type, our obligations under the Loan Agreement may be automatically accelerated, whereupon our obligations under the Loan Agreement shall be immediately due and payable. At March 31, 2013, we believe we are in compliance with the Loan Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 8, 2013 have not materially changed since we filed that report.

On May 1, 2013, we entered into a lease agreement (the “Lease”) with Crown Perryville, LLC., as Landlord, pursuant to which we will lease approximately 33,000 square feet of office space in Hampton, New Jersey for use as an office and laboratory.  The Lease has a five-year, five-month term which will commence on the later of November 15, 2013 or the date on which the alterations are substantially complete and a Certificate of Occupancy is issued.  Our obligation to pay rent commences five months after the lease commencement date.  The annual rent obligations increase from $0.4 million in the first year to $0.5 million in the fifth year.  The Lease includes two renewal options of five years each.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2013 due to the short-term maturities of these instruments.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2013, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.

Item 5. Other Information

On May 1, 2013, we entered into a lease agreement (the “Lease”) with Crown Perryville, LLC., as Landlord, pursuant to which we will lease approximately 33,000 square feet of office space in Hampton, New Jersey for use as an office and laboratory.  The Lease has a five-year, five-month term which will commence on the later of November 15, 2013 or the date on which the alterations are substantially complete and a Certificate of Occupancy is issued.  Our obligation to pay rent commences five months after the lease commencement date.  The annual rent obligations increase from $0.4 million in the first year to $0.5 million in the fifth year.  The Lease includes two renewal options of five years each.

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

*10.1	Lease Agreement, by and between the Company and Crown Perryville, LLC, dated May 1, 2013
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 3, 2013	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 3, 2013	Avery W. Catlin
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

*10.1	Lease Agreement, by and between the Company and Crown Perryville, LLC, dated May 1, 2013
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+

The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.