Form 10-Q
period 2013-06-30
Celldex Therapeutics, Inc.
filed 2013-08-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 29, 2013, 80,987,871 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,900	$24,897
Marketable Securities	129,083	59,065
Accounts and Other Receivables	12	44
Prepaid and Other Current Assets	1,435	1,108
Total Current Assets	156,430	85,114
Property and Equipment, Net	7,338	7,205
Intangible Assets, Net	23,326	23,833
Other Assets	174	424
Goodwill	8,965	8,965
Total Assets	$196,233	$125,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,069	$745
Accrued Expenses	9,904	10,960
Current Portion of Long-Term Liabilities	530	388
Current Portion of Term Loan	—	5,592
Total Current Liabilities	12,503	17,685
Term Loan, less Current Portion	—	5,746
Other Long-Term Liabilities	6,636	6,336
Total Liabilities	19,139	29,767

Commitments and Contingent Liabilities (Note 13)

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2013 and December 31, 2012	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 80,977,696 and 64,359,513 Shares Issued and Outstanding at June 30, 2013 and December 31, 2012, respectively	81	64
Additional Paid-In Capital	474,942	357,094
Accumulated Other Comprehensive Income	2,548	2,745
Accumulated Deficit	(300,477)	(264,129)
Total Stockholders’ Equity	177,094	95,774
Total Liabilities and Stockholders’ Equity	$196,233	$125,541

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUE:
Product Development and Licensing Agreements	$47	$40	$77	$75
Contracts and Grants	50	96	100	149
Product Royalties	—	1,873	2,334	4,218
Total Revenue	97	2,009	2,511	4,442

OPERATING EXPENSE:
Research and Development	15,090	11,114	29,180	21,881
Royalty	—	1,873	2,334	4,218
General and Administrative	3,411	2,219	6,549	4,536
Amortization of Acquired Intangible Assets	254	291	507	583
Total Operating Expense	18,755	15,497	38,570	31,218

Operating Loss	(18,658)	(13,488)	(36,059)	(26,776)
Investment and Other Income, Net	161	126	540	331
Interest Expense	(519)	(411)	(829)	(844)
Net Loss	$(19,016)	$(13,773)	$(36,348)	$(27,289)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.24)	$(0.23)	$(0.47)	$(0.50)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	80,899	58,733	77,482	54,439

COMPREHENSIVE LOSS:
Net Loss	$(19,016)	$(13,773)	$(36,348)	$(27,289)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1)	(1)	(3)	1
Unrealized (Loss) Gain on Marketable Securities	(140)	(39)	(194)	69
Comprehensive Loss	$(19,157)	$(13,813)	$(36,545)	$(27,219)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(36,348)	$(27,289)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	943	1,073
Amortization of Intangible Assets	507	583
Amortization and Premium of Marketable Securities	(1,949)	(157)
Realized Gain on Sales and Maturities of Marketable Securities	—	(6)
Gain on Sale or Disposal of Assets	(21)	(12)
Stock-Based Compensation Expense	1,384	1,088
Non-Cash Interest Expense	97	111
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	32	109
Prepaid and Other Current Assets	(424)	(493)
Other Assets	250	(99)
Accounts Payable and Accrued Expenses	109	(993)
Other Liabilities	162	573
Net Cash Used in Operating Activities	(35,258)	(25,512)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	20,582	20,919
Purchases of Marketable Securities	(88,845)	(39,383)
Acquisition of Property and Equipment	(917)	(122)
Proceeds from Sale or Disposal of Assets	21	156
Net Cash Used in Investing Activities	(69,159)	(18,430)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	114,187	51,957
Proceeds from Issuance of Stock from Employee Benefit Plans	2,294	—
Payments of Term Loan	(11,029)	(1,323)
Payments of Other Liabilities	(29)	(29)
Net Cash Provided by Financing Activities	105,423	50,605

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	1

Net Increase in Cash and Cash Equivalents	1,003	6,664
Cash and Cash Equivalents at Beginning of Period	24,897	11,899
Cash and Cash Equivalents at End of Period	$25,900	$18,563

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

At June 30, 2013, the Company had cash, cash equivalents and marketable securities of $155.0 million and working capital of $143.9 million. The Company incurred a loss of $36.3 million for the six months ended June 30, 2013.  Net cash used in operations for the six months ended June 30, 2013 was $35.3 million. The Company believes that the cash, cash equivalents and marketable securities at June 30, 2013 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the adoption of new accounting standards during the first six months of 2013 as discussed below.

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

	Six months ended June 30,
	2013	2012

Stock options	5,005,603	4,304,897
Restricted stock	12,000	12,000
	5,017,603	4,316,897

(4)  Comprehensive Loss

In January 2013, the Company adopted a new U.S. GAAP accounting standard which requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows. No amounts were reclassified out of accumulated other comprehensive income during the three or six months ended June 30, 2013.  The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013 are summarized below.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at March 31, 2013	$102	$2,587	$2,689
Other comprehensive income (loss) before reclassifications	(140)	(1)	(141)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(140)	(1)	(141)
Balance at June 30, 2013	$(38)	$2,586	$2,548

Balance at December 31, 2012	$156	$2,589	$2,745
Other comprehensive income (loss) before reclassifications	(194)	(3)	(197)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(194)	(3)	(197)
Balance at June 30, 2013	$(38)	$2,586	$2,548

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$22,709	$22,709	—	—
Marketable securities	$129,083	—	$129,083	—
	$151,792	$22,709	$129,083	—

	As of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,688	$18,688	—	—
Marketable securities	$59,065	—	$59,065	—
	$77,753	$18,688	$59,065	—

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
	(In thousands)
June 30, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$34,189	$15	$5	$34,199
Maturing after one year through three years	34,030	61	22	34,069
Total U.S. government and municipal obligations	$68,219	$76	$27	$68,268
Corporate debt securities
Maturing in one year or less	$33,336	$10	$32	$33,314
Maturing after one year through three years	27,566	—	65	27,501
Total corporate debt securities	$60,902	$10	$97	$60,815
Total marketable securities	$129,121	$86	$124	$129,083

December 31, 2012
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$15,566	$28	$—	$15,594
Maturing after one year through three years	19,797	99	1	19,895
Total U.S. government and municipal obligations	$35,363	$127	$1	$35,489
Corporate debt securities
Maturing in one year or less	$17,353	$23	$4	$17,372
Maturing after one year through three years	6,193	14	3	6,204
Total corporate debt securities	$23,546	$37	$7	$23,576
Total marketable securities	$58,909	$164	$8	$59,065

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of June 30, 2013.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2013			December 31, 2012
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(3,363)	11,137	14,500	$(2,915)	11,585
Core Technology	11 years	1,296	(907)	389	1,296	(848)	448
Total Intangible Assets		$27,596	$(4,270)	$23,326	$27,596	$(3,763)	$23,833
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of CDX-011. At the date of acquisition and at June 30, 2013, CDX-011 had not yet reached technological feasibility nor did it have any alternative future use. The Company recently completed a randomized Phase 2b study of CDX-011 for the treatment of advanced breast cancer.

(8) Term Loan

In December 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Financial, LLC pursuant to which the Company borrowed $10 million (the “Term Loan”) from MidCap. In March 2011, the Company amended the Loan Agreement and borrowed an additional $5 million from General Electric Capital Corporation to increase the amount owed under the Term Loan to $15 million.  In March 2012, the Company amended the Loan Agreement to extend the maturity date from December 2013 to December 2014.  In May 2013, the Company elected to prepay the Term Loan in full, pursuant to the terms of the Loan Agreement, as amended, and paid $8.8 million in principal and $0.7 million in interest, prepayment and final payment fees.   The Company’s obligations under the Loan Agreement had been secured by a first priority security interest in substantially all of its assets, other than its intellectual property.  In connection with the repayment of the Term Loan and the termination of the Loan Agreement, those security interests were released.  Interest expense on the Term Loan was $0.5 million and $0.8 million for the three and six months ended June 30, 2013 and $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively.

(9) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Deferred Rent	$422	$434
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	1,630	1,118
Loan Payable	443	472
Other	10	39
Total	7,166	6,724
Less Current Portion	(530)	(388)
Long-Term Portion	$6,636	$6,336

In January 2013, 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.8 million, $0.8 million and $0.6 million to an independent third party for $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the six months ended June 30, 2013 and 2012, the Company recorded $0.2 million and $0.1 million to other income related to the sale of these tax benefits, respectively.

(10) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. pursuant to which the Company could issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent.  During the six months ended June 30, 2012, the Company issued 2,450,000 shares of common stock under the Cantor Agreement and raised $8.5 million in net proceeds.

In September 2012, the Company and Cantor amended the Cantor Agreement (the “Cantor Amendment”) to allow the Company to issue and sell additional shares of its common stock having an aggregate offering price of up to $44.0 million. Under the Cantor Amendment, the Company will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor Amendment terminates upon ten day notice by either Cantor or the Company.  During the six months ended June 30, 2013, the Company issued 2,433,608 shares under the Cantor Amendment and raised $17.1 million in net proceeds.  At June 30, 2013, the Company had $4.4 million remaining in aggregate offering price available under the Cantor Amendment.

During the six months ended June 30, 2012, the Company issued 12,075,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to the Company were $43.4 million, after deducting underwriting fees and offering expenses.

During the six months ended June 30, 2013, the Company issued 13,800,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to the Company were $97.0 million, after deducting underwriting fees and offering expenses.

(11)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2012	5,349,810	$5.98	7.0
Granted	38,750	$13.01
Exercised	(370,627)	$6.17
Canceled	(12,330)	$6.64
Options Outstanding at June 30, 2013	5,005,603	$6.02	6.5
Options Vested and Expected to Vest at June 30, 2013	4,967,369	$6.02	6.5
Options Exercisable at June 30, 2013	3,176,119	$6.58	5.3
Shares Available for Grant under the 2008 Plan	3,313,661

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2013 was $8.31. Stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Research and development	$422	$284	$863	$679
General and administrative	254	164	521	409
Total stock-based compensation expense	$676	$448	$1,384	$1,088

The fair values of employee and director stock options granted during the three and six months ended June 30, 2013 and 2012 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected stock price volatility	72%	71%	72%	70 - 71%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.2 — 1.8%	0.9 — 1.3%	1.2 — 1.8%	0.9 — 1.4%
Expected dividend yield	None	None	None	None

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2013 and December 31, 2012 against the Company’s net deferred tax assets.

(13)  Commitments and Contingent Liabilities

Except as set forth below, the significant commitments and contingencies at June 30, 2013 are consistent with those disclosed in Notes 13 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our lead drug candidates include rindopepimut (CDX-110) and CDX-011.  Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma.  CDX-011 is an antibody-drug conjugate for which we plan to initiate a randomized, accelerated approval study in patients with triple negative breast cancer that over-express GPNMB in the second half of 2013.  We also have a number of earlier stage candidates in clinical development, including CDX-1135, a molecule that inhibits a part of the immune system called the complement system, CDX-1127, a therapeutic fully human monoclonal antibody for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, an APC Targeting Technology™ program for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

During the past five years through December 31, 2012, we incurred an aggregate of $156.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2013 and 2012. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Rindopepimut	$17,743	$10,956
CDX-011	2,778	1,853
CDX-1135	794	4,577
CDX-1127	4,524	2,020
CDX-301	260	839
CDX-1401	318	710
CDX-014	508	320
Other Programs	2,255	606
Total R&D Expense	$29,180	$21,881

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

Rindopepimut Overall Survival (OS) in EGFRvIII-Positive Glioblastoma vs Independent Control Datasets

Rindopepimut Phase 2 Studies (all data from study entry)

	Medium (months)	OS at 3 years
ACT III (n=65)	21.8	26%
ACT II (n=22)	20.5	23%
ACTIVATE (n=18)	20.4	33%

Independent Control Datasets (all data from study entry)

MD Anderson EGFRvIII-positive patients matched(1) to ACTIVATE patient population (n=17) (contemporary with ACTIVATE)	12.2	(2)	6%
Radiation Therapy Oncology Group (RTOG) 0525 study—all EGFRvIII- positive patients (n=142) (contemporary with ACT III)	15.1		18%
RTOG 0525 study—all EGFRvIII-positive patients treated with standard dose temozolomide (n=62) (contemporary with ACT III)	14.2		7%
RTOG 0525 study—EGFRvIII-positive patients matched(1) to ACT III/IV patient population (n=29) (contemporary with ACT III)	16.0		13%

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

In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB. ReACT will enroll approximately 95 patients in a first or second relapse of GB following receipt of standard therapy and will be conducted at approximately 25 sites across the United States. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. We expect to report data from this study at the Society for Neuro-Oncology (SNO) Annual Meeting in November 2013.

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

In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of CDX-011 in 122 patients with heavily pre-treated, advanced, GPNMB positive breast cancer. Patients were randomized (2:1) to receive either CDX-

011 or single-agent Investigator’s Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive CDX-011 following disease progression. Activity endpoints included response rate, PFS and OS.

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

In December 2012, we had our end of Phase 2b meeting with the FDA for our CDX-011 program. Based on this meeting, we intend to initiate METRIC, a randomized, accelerated approval study of CDX-011 in patients with triple negative breast cancer that over-express GPNMB in the second half of 2013.   METRIC will be conducted in approximately 100 sites, primarily across the United States with additional sites in Canada and Australia.

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

Initial experience under an investigator sponsored IND indicated that CDX-1135 limits complement abnormalities in DDD. In 2011, we completed process development activities and in 2011 and 2012 we manufactured multiple runs of cGMP clinical drug product at our Fall River manufacturing facility in preparation for our upcoming pilot study. We dosed the first of a small number of DDD patients in our pilot study of CDX-1135 to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity.  We expect preliminary data by the end of 2013.

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

In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of CDX-1127 to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The study will accrue approximately 30 patients in each of the two arms, either selected refractory or relapsed solid tumors or lymphomas or leukemias known to express CD27. Patients will have received all appropriate prior therapies for their specific disease. The trial design incorporates both single dosing and multiple dosing regimens at each dose level. Enrollment has completed in the Phase 1 portion of the solid tumor arm and CDX-1127 was determined to be well tolerated to date, including at the highest dose level. Expansion cohorts were initiated to enroll patients with metastatic melanoma and renal cell carcinoma.  We continue to enroll patients in the dose escalation portion of the lymphoma and leukemia arm and we also plan to initiate an expansion cohort of this arm. We anticipate reporting data from the solid tumor dose escalation portion of the study and the corresponding expansion cohorts by the end of 2013 and from the hematologic dose escalation arm in 2014.

CDX-301

CDX-301 is a FMS-like tyrosine kinase 3 ligand, or Flt3L, stem cell mobilizer and dendritic cell growth factor. We licensed CDX-301 from Amgen Inc. in March 2009. CDX-301 is a potent hematopoietic cytokine that stimulates the expansion and differentiation of hematopoietic progenitor and stem cells. CDX-301 has demonstrated a unique capacity to increase the number of circulating dendritic cells in both laboratory and clinical studies. In addition, CDX-301 has shown impressive results in models of cancer, infectious diseases and inflammatory/autoimmune diseases. We believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$47	$40	$7	18%
Contracts and Grants	50	96	(46)	(48)%
Product Royalties	—	1,873	(1,873)	(100)%
Total Revenue	$97	$2,009	$(1,912)	(95)%
Operating Expense:
Research and Development	15,090	11,114	3,976	36%
Royalty	—	1,873	(1,873)	(100)%
General and Administrative	3,411	2,219	1,192	54%
Amortization of Acquired Intangible Assets	254	291	(37)	(13)%
Total Operating Expense	18,755	15,497	3,258	21%
Operating Loss	(18,658)	(13,488)	5,170	38%
Investment and Other Income, Net	161	126	35	28%
Interest Expense	(519)	(411)	108	26%
Net Loss	$(19,016)	$(13,773)	$5,243	38%

Net Loss

The $5.2 million increase in net loss for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily the result of an increase in research and development and general and administrative expenses.

Revenue

The $1.9 million decrease in product royalty revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was related to our retained interests in Rotarix® net royalties which were not sold to Paul Royalty Fund II, L.P., or PRF, and which is equal to the amount payable to Cincinnati Children’s Hospital Medical Center, or CCH, and recognized in royalty expense by us. Our agreement with GlaxoSmithKline plc, or Glaxo, terminated automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement.  We do not expect additional Rotarix royalty revenue.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Personnel	$3,835	$3,211	$624	19%
Laboratory Supplies	929	573	356	62%
Facility	1,142	1,159	(17)	(1)%
Product Development	8,569	5,692	2,877	51%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $0.6 million increase in personnel expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to higher headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut and CDX-011 programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.4 million increase in laboratory supply expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  Facility expenses for the three months ended June 30, 2013 were relatively consistent as compared to the three months ended June 30, 2012.  We expect facility expenses to increase over the next twelve months primarily related to the amortization of leasehold improvements being made at our new facility in Hampton, New Jersey.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.9 million increase in product development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily the result of an increase in clinical trial costs and contract manufacturing of $1.8 million and $1.1 million, respectively, primarily due to our rindopepimut program. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut and CDX-011 programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $1.9 million decrease in royalty expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to a decrease in Rotarix® related royalty fees.  Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. The Glaxo agreement terminated automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement. We do not expect any more Rotarix royalty expense related to the Glaxo agreement.

General and Administrative Expense

The $1.2 million increase in general and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to higher headcount, professional services and rindopepimut-related commercial planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended June 30, 2013 were relatively consistent compared to the three months ended June 30, 2012.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2013 was relatively consistent as compared to the three months ended June 30, 2012.  We anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Interest Expense

The $0.1 million increase in interest expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to our election in May 2013 to prepay the Term Loan in full, pursuant to the terms of our Loan Agreement.  We anticipate interest expense to decrease over the next twelve months due to the repayment of the Term Loan.

Six Months Ended June 30, 2013 compared with Six Months Ended June 30, 2012

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$77	$75	$2	3%
Contracts and Grants	100	149	(49)	(33)%
Product Royalties	2,334	4,218	(1,884)	(45)%
Total Revenue	$2,511	$4,442	$(1,931)	(43)%
Operating Expense:
Research and Development	29,180	21,881	7,299	33%
Royalty	2,334	4,218	(1,884)	(45)%
General and Administrative	6,549	4,536	2,013	44%
Amortization of Acquired Intangible Assets	507	583	(76)	(13)%
Total Operating Expense	38,570	31,218	7,352	24%
Operating Loss	(36,059)	(26,776)	9,283	35%
Investment and Other Income, Net	540	331	209	63%
Interest Expense	(829)	(844)	(15)	(2)%
Net Loss	$(36,348)	$(27,289)	$9,059	33%

Net Loss

The $9.1 million increase in net loss for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of an increase in research and development and general and administrative expenses.

Revenue

The $1.9 million decrease in product royalty revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us.

Research and Development Expense

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Personnel	$7,618	$6,638	$980	15%
Laboratory Supplies	1,641	961	680	71%
Facility	2,259	2,301	(42)	(2)%
Product Development	16,384	10,677	5,707	53%

The $1.0 million increase in personnel expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to higher headcount.

The $0.7 million increase in laboratory supply expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to higher manufacturing supply purchases.

Facility expenses for the six months ended June 30, 2013 were relatively consistent as compared to the six months ended June 30, 2012.

The $5.7 million increase in product development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of an increase in clinical trial costs and contract manufacturing of $4.0 million and $1.6 million, respectively, primarily due to our rindopepimut program.

Royalty Expense

The $1.9 million decrease in royalty expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to a decrease in Rotarix® related royalty fees.

General and Administrative Expense

The $2.0 million increase in general and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to higher headcount, professional service and rindopepimut-related commercial planning costs.

Amortization Expense

The $0.1 million decrease in amortization expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to certain intangible assets becoming fully amortized during 2012.

Investment and Other Income, Net

The $0.2 million increase in investment and other income, net for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to us recognizing $0.2 million and $0.1 million in other income related to the sale of New Jersey tax benefits during the six months ended June 30, 2013 and 2012, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2013 was relatively consistent as compared to the six months ended June 30, 2012.

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

At June 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $155.0 million. Our working capital at June 30, 2013 was $143.9 million. We incurred a loss of $36.3 million for the six months ended June 30, 2013.  Net cash used in operations for the six months ended June 30, 2013 was $35.3 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2013 are sufficient to fund planned operations through 2015.

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

Operating Activities

Net cash used in operating activities was $35.3 million for the six months ended June 30, 2013 compared to $25.5 million for the six months ended June 30, 2012. The increase in net cash used in operating activities was primarily due to an increase in net loss of $9.1 million and changes in working capital.  We expect that cash used in operations will continue to increase over the next twelve months primarily related to costs incurred on our rindopepimut and CDX-011 programs, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash used in investing activities was $69.2 million for the six months ended June 30, 2013 compared to $18.4 million for the six months ended June 30, 2012. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the six months ended June 30, 2013 of $68.3 million as compared to $18.5 million for the six months ended June 30, 2012.  We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $105.4 million for the six months ended June 30, 2013 compared to $50.6 million for the six months ended June 30, 2012.  Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $116.5 million during the six months ended June 30, 2013 compared to $52.0 million for the six months ended June 30, 2012.  We paid $11.0 million in principal payments on our Term Loan during the six months ended June 30, 2013 compared to $1.3 million for the six months ended June 30, 2012.

In May 2013, pursuant to the terms of our Loan Agreement, we elected to prepay our Term Loan in full and paid $8.8 million in principal and $0.7 million in interest, prepayment and final payment fees.  The Term Loan would have otherwise matured in December 2014.   By prepaying the term loan in May 2013, we saved approximately $0.5 million in interest costs (net of prepayment fees) which would have been payable over the remaining term of the loan.  Our obligations under the Loan Agreement had been secured by a first priority security interest in substantially all of its assets, other than its intellectual property.  In connection with the repayment of the Term Loan and the termination of the Loan Agreement, those security interests were released.

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

In January 2011, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. pursuant to which we could issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. During the six months ended June 30, 2012, we issued 2,425,000 shares of common stock under the Cantor agreement and raised $8.5 million in net proceeds.

In September 2012, we amended the Cantor agreement to allow us to issue and sell additional shares of our common stock having an aggregate offering price of up to $44.0 million. Under the Cantor amendment, we will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor amendment terminates upon ten day notice by either Cantor or us. During the six months ended June 30, 2013, we issued 2,433,608 shares under the Cantor amendment and raised $17.1 million in net proceeds. At June 30, 2013, we had $4.4 million remaining in aggregate offering price available under the Cantor amendment.

During the six months ended June 30, 2012, we issued 12,075,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to us were $43.4 million, after deducting underwriting fees and offering expenses.

During the six months ended June 30, 2013, we issued 13,800,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to us were $97.0 million, after deducting underwriting fees and offering expenses.

AGGREGATE CONTRACTUAL OBLIGATIONS

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 8, 2013 have not materially changed since we filed that report.

In May 2013, we entered into a lease agreement (the “Lease”) with Crown Perryville, LLC., as Landlord, pursuant to which we will lease approximately 33,000 square feet of office space in Hampton, New Jersey for use as an office and laboratory.  The Lease has a five-year, five-month term which will commence on the later of November 15, 2013 or the date on which the alterations are substantially complete and a Certificate of Occupancy is issued.  Our obligation to pay rent commences five months after the lease commencement date.  The annual rent obligations increase from $0.4 million in the first year to $0.5 million in the fifth year.  The Lease includes two renewal options of five years each.

In May 2013, we elected to prepay the Term Loan in full, pursuant to the terms of the Loan Agreement, and paid $8.8 million in principal and $0.7 million in interest, prepayment and final payment fees.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2013 due to the short-term maturities of these instruments.

Item 4.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2013, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Lease Agreement, by and between the Company and Crown Perryville, LLC, dated May 1, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A1G/A, filed on March 7, 2008 with the Securities and Exchange Commission.

10.2

Amendment dated March 6, 2013 to Celldex Therapeutics., Inc. 2004 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2013 with the Securities and Exchange Commission.

*10.3	Master Services Agreement dated May 6, 2013 by and between the Company and PPD Development, LLC
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 6, 2013	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 6, 2013	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1

Lease Agreement, by and between the Company and Crown Perryville, LLC, dated May 1, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A1G/A, filed on March 7, 2008 with the Securities and Exchange Commission.

10.2

Amendment dated March 6, 2013 to Celldex Therapeutics., Inc. 2004 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 13, 2013 with the Securities and Exchange Commission.

*10.3	Master Services Agreement dated May 6, 2013 by and between the Company and PPD Development, LLC
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*                      Filed herewith.

**               Furnished herewith.

+                      The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.