Form 10-Q
period 2013-09-30
Celldex Therapeutics, Inc.
filed 2013-11-08
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 29, 2013, 81,108,234 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$14,626	$24,897
Marketable Securities	121,962	59,065
Accounts and Other Receivables	890	44
Prepaid and Other Current Assets	2,468	1,108
Total Current Assets	139,946	85,114
Property and Equipment, Net	8,814	7,205
Intangible Assets, Net	23,073	23,833
Other Assets	157	424
Goodwill	8,965	8,965
Total Assets	$180,955	$125,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,982	$745
Accrued Expenses	13,807	10,960
Current Portion of Long-Term Liabilities	1,006	388
Current Portion of Term Loan	—	5,592
Total Current Liabilities	16,795	17,685
Term Loan, less Current Portion	—	5,746
Other Long-Term Liabilities	7,415	6,336
Total Liabilities	24,210	29,767

Commitments and Contingent Liabilities (Note 13)

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2013 and December 31, 2012	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 81,108,109 and 64,359,513 Shares Issued and Outstanding at September 30, 2013 and December 31, 2012, respectively	81	64
Additional Paid-In Capital	477,595	357,094
Accumulated Other Comprehensive Income	2,686	2,745
Accumulated Deficit	(323,617)	(264,129)
Total Stockholders’ Equity	156,745	95,774
Total Liabilities and Stockholders’ Equity	$180,955	$125,541

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUE:
Product Development and Licensing Agreements	$40	$28	$117	$103
Contracts and Grants	940	79	1,040	228
Product Royalties	—	3,006	2,334	7,224
Total Revenue	980	3,113	3,491	7,555

OPERATING EXPENSE:
Research and Development	20,417	11,769	49,597	33,650
Royalty	—	3,006	2,334	7,224
General and Administrative	3,578	2,835	10,128	7,372
Amortization of Acquired Intangible Assets	254	254	760	836
Total Operating Expense	24,249	17,864	62,819	49,082

Operating Loss	(23,269)	(14,751)	(59,328)	(41,527)
Investment and Other Income, Net	142	105	682	436
Interest Expense	(13)	(381)	(842)	(1,225)
Net Loss	$(23,140)	$(15,027)	$(59,488)	$(42,316)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.29)	$(0.25)	$(0.76)	$(0.75)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	81,015	59,467	78,676	56,090

COMPREHENSIVE LOSS:
Net Loss	$(23,140)	$(15,027)	$(59,488)	$(42,316)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	—	1	(3)	2
Unrealized Gain (Loss) on Marketable Securities	138	52	(56)	121
Comprehensive Loss	$(23,002)	$(14,974)	$(59,547)	$(42,193)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(59,488)	$(42,316)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,422	1,576
Amortization of Intangible Assets	760	836
Amortization and Premium of Marketable Securities	(1,232)	(420)
Realized Gain on Sales and Maturities of Marketable Securities	—	(6)
Gain on Sale or Disposal of Assets	(21)	(74)
Stock-Based Compensation Expense	3,400	1,614
Non-Cash Interest Expense	97	169
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(846)	138
Prepaid and Other Current Assets	(1,457)	(8)
Other Assets	267	(80)
Accounts Payable and Accrued Expenses	2,954	1,495
Other Liabilities	1,432	620
Net Cash Used in Operating Activities	(52,712)	(36,456)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	30,679	45,432
Purchases of Marketable Securities	(92,400)	(57,900)
Acquisition of Property and Equipment	(1,901)	(193)
Proceeds from Sale or Disposal of Assets	21	218
Net Cash Used in Investing Activities	(63,601)	(12,443)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	114,187	62,872
Proceeds from Issuance of Stock from Employee Benefit Plans	2,931	—
Payments of Term Loan	(11,029)	(2,646)
Payments of Other Liabilities	(44)	(41)
Net Cash Provided by Financing Activities	106,045	60,185

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	2

Net (Decrease) Increase in Cash and Cash Equivalents	(10,271)	11,288
Cash and Cash Equivalents at Beginning of Period	24,897	11,899
Cash and Cash Equivalents at End of Period	$14,626	$23,187

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

At September 30, 2013, the Company had cash, cash equivalents and marketable securities of $136.6 million and working capital of $123.2 million. The Company incurred a loss of $59.5 million for the nine months ended September 30, 2013.  Net cash used in operations for the nine months ended September 30, 2013 was $52.7 million. The Company believes that the cash, cash equivalents and marketable securities at September 30, 2013 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the adoption of new accounting standards during the first nine months of 2013 as discussed below.

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

In January 2013, the Company adopted a new U.S. GAAP accounting standard which requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company’s results of operations or financial position.

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

	Three and Nine Months Ended September 30,
	2013	2012

Stock options	6,077,377	5,351,999
Restricted stock	9,000	9,000
	6,086,377	5,360,999

(4)  Comprehensive Loss

In January 2013, the Company adopted a new U.S. GAAP accounting standard which requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows. No amounts were reclassified out of accumulated other comprehensive income during the three or nine months ended September 30, 2013.  The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013 are summarized below.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at June 30, 2013	$(38)	$2,586	$2,548
Other comprehensive income (loss) before reclassifications	138	—	138
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	138	—	138
Balance at September 30, 2013	$100	$2,586	$2,686

Balance at December 31, 2012	$156	$2,589	$2,745
Other comprehensive income (loss) before reclassifications	(56)	(3)	(59)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(56)	(3)	(59)
Balance at September 30, 2013	$100	$2,586	$2,686

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of September 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$11,580	$11,580	—	—
Marketable securities	$121,962	—	$121,962	—
	$133,542	$11,580	$121,962	—

	As of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,688	$18,688	—	—
Marketable securities	$59,065	—	$59,065	—
	$77,753	$18,688	$59,065	—

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
	(In thousands)
September 30, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$50,900	$32	$(3)	$50,929
Maturing after one year through three years	14,104	63	(2)	14,165
Total U.S. government and municipal obligations	$65,004	$95	$(5)	$65,094
Corporate debt securities
Maturing in one year or less	$36,001	$13	$(4)	$36,010
Maturing after one year through three years	20,857	9	(8)	20,858
Total corporate debt securities	$56,858	$22	$(12)	$56,868
Total marketable securities	$121,862	$117	$(17)	$121,962

December 31, 2012
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$15,566	$28	$—	$15,594
Maturing after one year through three years	19,797	99	(1)	19,895
Total U.S. government and municipal obligations	$35,363	$127	$(1)	$35,489
Corporate debt securities
Maturing in one year or less	$17,353	$23	$(4)	$17,372
Maturing after one year through three years	6,193	14	(3)	6,204
Total corporate debt securities	$23,546	$37	$(7)	$23,576
Total marketable securities	$58,909	$164	$(8)	$59,065

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of September 30, 2013.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		September 30, 2013			December 31, 2012
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(3,587)	10,913	14,500	$(2,915)	11,585
Core Technology	11 years	1,296	(936)	360	1,296	(848)	448
Total Intangible Assets		$27,596	$(4,523)	$23,073	$27,596	$(3,763)	$23,833
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin, referred to as glemba or CDX-011. At the date of acquisition and at September 30, 2013, glemba had not yet reached technological feasibility nor did it have any alternative future use. The Company recently completed a randomized Phase 2b study of glemba for the treatment of advanced breast cancer.

The Company performed an annual impairment test of the IPR&D and goodwill assets as of July 1, 2013 and concluded that the IPR&D and goodwill assets were not impaired.

(8) Term Loan

In May 2013, the Company elected to prepay its Term Loan with MidCap Financial, LLC and General Electric Capital Corporation in full, pursuant to the terms of its loan agreement, as amended, and paid $8.8 million in principal and $0.7 million in interest, prepayment and final payment fees.  The Company’s obligations under the loan agreement had been collateralized by a first priority security interest in substantially all of its assets, other than its intellectual property.  In connection with the repayment of the Term Loan and the termination of the loan agreement, those security interests were released.  Interest expense on the Term Loan was $0 and $0.8 million for the three and nine months ended September 30, 2013 and $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, respectively.

(9) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred Rent	$404	$434
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	1,630	1,118
Deferred Revenue	1,237	—
Loan Payable	428	472
Other	61	39
Total	8,421	6,724
Less Current Portion	(1,006)	(388)
Long-Term Portion	$7,415	$6,336

In January 2013, 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.8 million, $0.8 million and $0.6 million to an independent third party for $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the nine months ended September 30, 2013 and 2012, the Company recorded $0.2 million and $0.1 million to other income related to the sale of these tax benefits, respectively.

In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company will perform research and development services for Rockefeller.  The agreement includes an approved project plan for the development services of $4.8 million and a term of three years.  The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement.  The Company will bill Rockefeller quarterly for actual time and direct costs incurred and record those amounts to revenue in the quarter the services are performed.   The Company recorded $0.9 million in revenue related to the Rockefeller agreement during the three months ended September 30, 2013.

(10) Stockholders’ Equity

In January 2011, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (the “Cantor Agreement”) pursuant to which the Company could issue and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent.  During the nine months ended September 30, 2012, the Company issued 4,425,000 shares of common stock under the Cantor Agreement and raised $19.0 million in net proceeds.

In September 2012, the Company and Cantor amended the Cantor Agreement (the “Cantor Amendment”) to allow the Company to issue and sell additional shares of its common stock having an aggregate offering price of up to $44.0 million. Under the Cantor Amendment, the Company will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor Amendment terminates upon ten day notice by either Cantor or the Company.  During the nine months ended September 30, 2013, the Company issued 2,433,608 shares under the Cantor Amendment and raised $17.1 million in net proceeds.  At September 30, 2013, the Company had $4.4 million remaining in aggregate offering price available under the Cantor Amendment.

During the nine months ended September 30, 2012, the Company issued 12,075,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to the Company were $43.4 million, after deducting underwriting fees and offering expenses.

During the nine months ended September 30, 2013, the Company issued 13,800,000 shares of its common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to the Company were $97.0 million, after deducting underwriting fees and offering expenses.

(11)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2012	5,349,810	$5.98	7.0
Granted	1,233,500	$16.31
Exercised	(491,165)	$5.83
Canceled	(14,768)	$7.00
Options Outstanding at September 30, 2013	6,077,377	$8.09	7.0
Options Vested and Expected to Vest at September 30, 2013	6,008,723	$8.04	7.0
Options Exercisable at September 30, 2013	3,435,954	$6.50	5.4
Shares Available for Grant under the 2008 Plan	2,121,349

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2013 was $10.47. Stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Research and development	$1,326	$330	$2,190	$1,010
General and administrative	690	195	1,210	604
Total stock-based compensation expense	$2,016	$525	$3,400	$1,614

The fair values of employee and director stock options granted during the three and nine months ended September 30, 2013 and 2012 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected stock price volatility	72%	71%	72%	70 - 71%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.9 - 2.0%	1.2 - 1.3%	1.2 - 2.0%	0.9 - 1.4%
Expected dividend yield	None	None	None	None

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2013 and December 31, 2012 against the Company’s net deferred tax assets.

(13)  Commitments and Contingent Liabilities

Except as set forth below, the significant commitments and contingencies at September 30, 2013 are consistent with those disclosed in Notes 13 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•                  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of rindopepimut (referred to as CDX-110), glembatumumab vedotin (referred to as glemba or CDX-011), and other drug candidates and the growth of the markets for those drug candidates;

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

•                  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development, including ACT IV and ReACT for rindopepimut and METRIC for glemba;

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, glemba, and other preclinical and clinical testing;

•                  our ability to fund and complete the development and, if we obtain regulatory approval, commercialization of rindopepimut and glemba for North America internally;

•                  the ability to negotiate strategic partnerships, where appropriate, for our programs which may include rindopepimut and glemba outside North America;

•                  our ability to adapt our proprietary antibody-targeted technology, or APC Targeting Technology™, to develop new, safe and effective therapeutics for oncology and infectious disease indications;

•                  our ability to develop technological capabilities and expand our focus to broader markets for targeted immunotherapeutics;

•                  the availability, cost, delivery and quality of clinical and commercial grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners, who may be the sole sourse of supply;

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

Our lead drug candidates include rindopepimut (referred to as CDX-110) and glembatumumab vedotin (referred to as glemba or CDX-011).  Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma.  Glemba is an antibody-drug conjugate for which we plan to initiate a randomized, accelerated approval study in patients with triple negative breast cancer that over-express GPNMB by year-end 2013.  We also have a number of earlier stage candidates in clinical development, including CDX-1135, a molecule that inhibits a part of the immune system called the complement system, CDX-1127, a therapeutic fully human monoclonal antibody for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, an APC Targeting Technology™ program for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
Rindopepimut	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer and melanoma	—	Phase 2b
Rindopepimut	Recurrent glioblastoma	—	Phase 2
CDX-1135	Renal disease	—	Pilot
CDX-1127	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

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

During the past five years through December 31, 2012, we incurred an aggregate of $156.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2013 and 2012. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Rindopepimut	$28,144	$17,396
Glembatumumab vedotin	7,695	3,437
CDX-1135	1,103	6,321
CDX-1127	6,944	3,043
CDX-301	344	1,143
CDX-1401	497	827
CDX-014	706	612
Other Programs	4,164	871
Total R&D Expense	$49,597	$33,650

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

In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GB. Patients are randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GB after Gross Total Resection, or GTR, when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut.  We continue to actively enroll newly diagnosed patients with GB in ACT IV.

In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GB. ReACT was initially planned to enroll approximately 95 patients in a first or second relapse of GB following receipt of standard therapy at approximately 25 sites across the United States.  In August 2013, we announced that we decided to add an expansion cohort of approximately 75 patients to better characterize the potential activity of rindopepimut in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response.  As amended, the ReACT study will now enroll approximately 170 patients across three groups.  Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 100 patients, including the expansion cohort of 75 patients, who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. Study endpoints include 6 month progression free survival rate, objective response rate, overall survival and safety and tolerability.

We expect to report data from the ReACT study at the Society for Neuro-Oncology Annual Meeting and provide a rindopepimut program update in November 2013.

Glembatumumab Vedotin (glemba or CDX-011)

Glemba is an antibody-drug conjugate, or ADC, that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as GPNMB, that is expressed in a variety of human cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glemba targets and binds to GPNMB and upon internalization into the targeted cell, glemba is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glemba for the treatment of advanced, refractory/resistant GPNMB-expressing breast cancer.

Treatment of Breast Cancer:  In June 2008, an open-label, multi-center Phase 1/2 study was initiated of glemba administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose, or MTD, and then expanded into a Phase 2 open-label, multi-center study.

The study confirmed the safety of glemba at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled in an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the PFS rate at 12 weeks. As previously seen in melanoma patients, the 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia, and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at 12 weeks, was met as 9 of 26 (35%) evaluable patients were progression-free at 12 weeks.

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

In December 2011, we completed enrollment of EMERGE, a randomized, multi-center Phase 2b study of glemba in 122 patients with heavily pre-treated, advanced, GPNMB positive breast cancer. Patients were randomized (2:1) to receive either glemba or single-agent Investigator’s Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glemba following disease progression. Activity endpoints included response rate, PFS and OS.

In December 2012, we announced final results, as shown below, from the EMERGE study which suggested that glemba induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with GPNMB over-expression (expression in greater than 25% of tumor cells) and in patients with triple negative breast cancer. The overall survival, or OS, and progression free survival, or PFS, of patients treated with glemba was also observed to be greatest in patients with triple negative breast cancer who also over-express GPNMB and all patients with GPNMB over-expression.

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

Responses per RECIST 1.1; IC = Investigator’s Choice; glemba arm includes 15 patients who crossed over to receive glemba treatment after progression on IC. Analysis of best response excludes patients who discontinued from study without evaluable post-baseline radiographic imaging (n=15 for glemba arm; n=5 for IC arm).

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

Analyses include all treated patients. Patients who initially received Investigator’s Choice (IC) and subsequently crossed over to receive glemba (n=15) are included in the PFS analysis for each treatment. These patients, with a median OS of 12.5 months, are assigned to the IC arm only for OS analysis. Median OS for the remaining IC patients who did not cross over is 5.4 months. When cross over patients are removed, median OS in patients with GPNMB over-expression is 10.0 months for glemba vs 5.2 months for IC (p=0.05) and median OS in triple negative patients with GPNMB over-expression is 10.0 months for glemba vs 5.2 months for IC (p=0.009).

In December 2012, we had our end of Phase 2b meeting with the FDA for our glemba program. Based on this meeting, we intend to initiate METRIC, a randomized, accelerated approval study of glemba in patients with triple negative breast cancer that over-express GPNMB in the fourth quarter of 2013.   METRIC will be conducted in approximately 100 sites, primarily across the United States with additional sites in Canada and Australia.

Treatment of Metastatic Melanoma:  In 2009, we completed enrollment of 117 patients in a Phase 1/2 open-label, multi-center, dose escalation study to evaluate the safety, tolerability and pharmacokinetics of glemba for patients with un-resectable Stage III or Stage IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously once every three weeks. The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34). Median PFS was 3.9 months.  Glemba was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, hair loss, pruritus, diarrhea and neuropathy. In the subset of patients with tumor biopsies, high levels of tumor expression of GPNMB appeared to correlate with favorable outcome. In the seven patients whose tumors were found to express high amounts of GPNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of GPNMB in the skin also seemed to correlate with greater PFS.

We intend to initially focus our resources on advancing glemba for the treatment of breast cancer while pursuing further development of glemba in melanoma and other indications that are known to express GPNMB.

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

Initial experience under an investigator sponsored IND indicated that CDX-1135 limits complement abnormalities in DDD. In 2011, we completed process development activities and in 2011 and 2012 we manufactured multiple runs of cGMP clinical drug product at our Fall River manufacturing facility in preparation for our pilot study. We initiated our pilot study of CDX-1135 to determine the appropriate dose and regimen for further clinical development based on safety, tolerability and biological activity.  We anticipate presenting a program update in February 2014.

CDX-1127

CDX-1127 is a human monoclonal antibody that targets CD27, a potentially important target for immunotherapy of various cancers. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex (now a subsidiary of the Bristol-Myers Squibb Company) for access to the UltiMab technology to develop and commercialize human antibodies to CD27.  In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have exclusive license to under our license agreement, which broadly supports CDX-1127.  The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of CDX-1127.

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

In November 2011, we initiated an open label, dose-escalating Phase 1 study of CDX-1127 in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of CDX-1127 to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. In November 2013 at the Society for Immunotherapy of Cancer (SITC) Annual Meeting, we reported data from our ongoing Phase 1 dose-escalation study. The results suggest a favorable safety profile with no evidence of immune related toxicities. Clear biologic activity and promising signs of clinical activity were demonstrated in an advanced, refractory patient population including a complete response in Hodgkin disease, two additional patients with significant tumor shrinkage and eight patients with stable disease or better (PFS range of 3.0 to 14+ months). No maximum tolerated dose was reached to date and immune monitoring data in patients confirmed CDX-1127’s mechanism of action. After we complete the dose-escalation study and corresponding expansion cohorts, we intend to initiate additional studies of CDX-1127, with an initial focus on combination studies.

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

In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers.  Based on the safety profile and the increases observed for CD34+ stem cells and dendritic cells, we plan to  initiate a pilot clinical study of CDX-301 in hematopoietic stem cell transplant in early 2014.

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

In October 2012, we announced results from a dose-escalating, multi-center, Phase 1 study that evaluated three different doses of CDX-1401 in combination with toll-like receptor agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. In total, the study enrolled 45 patients with advanced malignancies that had progressed after any available curative and/or salvage therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. The study has identified a well-tolerated and immunogenic regimen to take forward into the future studies.  We are planning a collaborative Phase 2 study of CDX-1401 in combination with CDX-301 in malignant melanoma. This study will be conducted under a cooperative research and development agreement with the Cancer Immunotherapy Trials Network and the Cancer Therapy Evaluation Program of the National Cancer Institute.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 compared with Three Months Ended September 30, 2012

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$40	$28	$12	43%
Contracts and Grants	940	79	861	1,090%
Product Royalties	—	3,006	(3,006)	(100)%
Total Revenue	$980	$3,113	$(2,133)	(69)%
Operating Expense:
Research and Development	20,417	11,769	8,648	73%
Royalty	—	3,006	(3,006)	(100)%
General and Administrative	3,578	2,835	743	26%
Amortization of Acquired Intangible Assets	254	254	—	n/a
Total Operating Expense	24,249	17,864	6,385	36%
Operating Loss	(23,269)	(14,751)	8,518	58%
Investment and Other Income, Net	142	105	37	35%
Interest Expense	(13)	(381)	(368)	(97)%
Net Loss	$(23,140)	$(15,027)	$8,113	54%

Net Loss

The $8.1 million increase in net loss for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of an increase in research and development expenses.

Revenue

The $3.0 million decrease in product royalty revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was related to our retained interests in Rotarix® net royalties which were not sold to Paul Royalty Fund II, L.P., or PRF, and which is equal to the amount payable to Cincinnati Children’s Hospital Medical Center, or CCH, and recognized in royalty expense by us. Our agreement with GlaxoSmithKline plc, or Glaxo, terminated automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement.  We do not expect additional Rotarix royalty revenue. The $0.9 million increase in contracts and grants revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller.  The agreement includes an approved project plan for the development services of $4.8 million and a term of three years.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our product candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Personnel	$4,999	$3,285	$1,714	52%
Laboratory Supplies	968	543	425	78%
Facility	1,110	1,104	6	1%
Product Development	12,447	5,966	6,481	109%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $1.7 million increase in personnel expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to higher stock-based compensation of $1.0 million and increased headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut and glemba programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.4 million increase in laboratory supply expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  Facility expenses for the three months ended September 30, 2013 were relatively consistent as compared to the three months ended September 30, 2012.  We expect facility expenses to increase over the next twelve months primarily related to the amortization of leasehold improvements being made at our future headquarters facility in Hampton, New Jersey.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $6.5 million increase in product development expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of an increase in clinical trial costs and contract manufacturing of $3.1 million and $3.3 million, respectively, primarily related to our rindopepimut and glemba programs. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut and glemba programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $3.0 million decrease in royalty expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to a decrease in Rotarix® related royalty fees.  Our retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. The Glaxo agreement terminated automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement. We do not expect any more Rotarix royalty expense related to the Glaxo agreement.

General and Administrative Expense

The $0.7 million increase in general and administrative expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to higher stock-based compensation of $0.5 million and increased headcount. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for rindopepimut and glemba, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended September 30, 2013 were relatively consistent compared to the three months ended September 30, 2012.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

Investment and other income, net for the three months ended September 30, 2013 was relatively consistent as compared to the three months ended September 30, 2012.  We anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Interest Expense

The $0.4 million decrease in interest expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to our election in May 2013 to prepay the Term Loan in full, pursuant to the terms of our Loan Agreement.  We anticipate interest expense to to remain relatively consistent over the next twelve months.

Nine Months Ended September 30, 2013 compared with Nine Months Ended September 30, 2012

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands )
Revenue:
Product Development and Licensing Agreements	$117	$103	$14	14%
Contracts and Grants	1,040	228	812	356%
Product Royalties	2,334	7,224	(4,890)	(68)%
Total Revenue	$3,491	$7,555	$(4,064)	(54)%
Operating Expense:
Research and Development	49,597	33,650	15,947	47%
Royalty	2,334	7,224	(4,890)	(68)%
General and Administrative	10,128	7,372	2,756	37%
Amortization of Acquired Intangible Assets	760	836	(76)	(9)%
Total Operating Expense	62,819	49,082	13,737	28%
Operating Loss	(59,328)	(41,527)	17,801	43%
Investment and Other Income, Net	682	436	246	56%
Interest Expense	(842)	(1,225)	(383)	(31)%
Net Loss	$(59,488)	$(42,316)	$17,172	41%

Net Loss

The $17.2 million increase in net loss for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of an increase in research and development and general and administrative expenses.

Revenue

The $4.9 million decrease in product royalty revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was related to our retained interests in Rotarix® net royalties which were not sold to PRF and which is equal to the amount payable to CCH and recognized in royalty expense by us. The $0.8 million increase in contracts and grants revenue for the nine months ended September 30, 2013 compared to the nine months ended Spetember 30, 2012 was related to our Rockefeller University agreement.

Research and Development Expense

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(In thousands)
Personnel	$12,617	$9,923	$2,694	27%
Laboratory Supplies	2,609	1,504	1,105	73%
Facility	3,369	3,405	(36)	(1)%
Product Development	28,831	16,642	12,189	73%

The $2.7 million increase in personnel expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to higher stock-based compensation of $1.2 million and increased headcount.

The $1.1 million increase in laboratory supply expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to higher manufacturing supply purchases.

Facility expenses for the nine months ended September 30, 2013 were relatively consistent as compared to the nine months ended September 30, 2012.

The $12.2 million increase in product development expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of an increase in clinical trial costs and contract manufacturing of $7.1 million and $5.0 million, respectively, primarily related to our rindopepimut and glemba programs.

Royalty Expense

The $4.9 million decrease in royalty expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to a decrease in Rotarix® related royalty fees.

General and Administrative Expense

The $2.8 million increase in general and administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to higher stock-based compensation of $0.6 million, increased headcount and rindopepimut-related commercial planning costs.

Amortization Expense

The $0.1 million decrease in amortization expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to certain intangible assets becoming fully amortized during 2012.

Investment and Other Income, Net

The $0.2 million increase in investment and other income, net for the nine months ended September 30, 2013 was primarily due to higher levels of cash, cash equivalents and marketable securities compared to the nine months ended September 30, 2012 and us recognizing $0.2 million and $0.1 million in other income related to the sale of New Jersey tax benefits during the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense

The $0.4 million decrease in interest expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to our election in May 2013 to prepay the Term Loan in full, pursuant to the terms of our Loan Agreement.

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

At September 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $136.6 million. Our working capital at September 30, 2013 was $123.2 million. We incurred a loss of $59.5 million for the nine months ended September 30, 2013.  Net cash used in operations for the nine months ended September 30, 2013 was $52.7 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2013 are sufficient to fund planned operations into late 2015. Expected cash burn has increased as a result of our recent expansion of the ReACT study, the planned initiation of the METRIC study and our substantial expansion of manufacturing activities with our commercial suppliers to support our pivotal studies in rindopepimut and glemba.

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

Operating Activities

Net cash used in operating activities was $52.7 million for the nine months ended September 30, 2013 compared to $36.5 million for the nine months ended September 30, 2012. The increase in net cash used in operating activities was primarily due to an increase in net loss of $17.2 million and changes in working capital.  We expect that cash used in operations will continue to increase over the next twelve months primarily related to costs incurred on our rindopepimut and glemba programs, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash used in investing activities was $63.6 million for the nine months ended September 30, 2013 compared to $12.4 million for the nine months ended September 30, 2012. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the nine months ended September 30, 2013 of $61.7 million as compared to $12.5 million for the nine months ended September 30, 2012.  We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $106.0 million for the nine months ended September 30, 2013 compared to $60.2 million for the nine months ended September 30, 2012.  Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $117.1 million during the nine months ended September 30, 2013 compared to $62.9 million for the nine months ended September 30, 2012.  We paid $11.0 million in principal payments on our Term Loan during the nine months ended September 30, 2013 compared to $2.6 million for the nine months ended September 30, 2012.

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

In January 2011, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. pursuant to which we could issue and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent. During the nine months ended September 30, 2012, we issued 4,425,000 shares of common stock under the Cantor agreement and raised $19.0 million in net proceeds.

In September 2012, we amended the Cantor agreement to allow us to issue and sell additional shares of our common stock having an aggregate offering price of up to $44.0 million. Under the Cantor amendment, we will pay Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor. The Cantor amendment terminates upon ten day notice by either Cantor or us. During the nine months ended September 30, 2013, we issued 2,433,608 shares under the Cantor amendment and raised $17.1 million in net proceeds. At September 30, 2013, we had $4.4 million remaining in aggregate offering price available under the Cantor amendment.

During the nine months ended September 30, 2012, we issued 12,075,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,575,000 shares of common stock. The net proceeds to us were $43.4 million, after deducting underwriting fees and offering expenses.

During the nine months ended September 30, 2013, we issued 13,800,000 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of their full over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds to us were $97.0 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2013 due to the short-term maturities of these instruments.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2013, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 8, 2013	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 8, 2013	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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