Form 10-K
period 2013-12-31
Celldex Therapeutics, Inc.
filed 2014-03-03
CIK 744218

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-15006

CELLDEX THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3191702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville III Building, 53 Frontage Road, Suite 200, Hampton, New Jersey 08827
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (908) 200-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2013 was $1.3 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 19, 2014 was 89,251,747 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

 CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2013

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

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  •
  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of rindopepimut (also referred to as CDX-110), glembatumumab vedotin (also referred to as CDX-011), and other drug candidates and the growth of the markets for those drug candidates;

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

  •
  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development, including ACT IV and ReACT for rindopepimut and METRIC for glembatumumab vedotin;

  •
  the cost, timing, scope and results of ongoing safety and efficacy trials of rindopepimut, glembatumumab vedotin, and other preclinical and clinical testing;

  •
  our ability to fund and complete the development and, if we obtain regulatory approval, to commercialize rindopepimut in North America ourselves;

  •
  our ability to negotiate strategic partnerships, where appropriate, for our programs, which may include rindopepimut outside of North America, glembatumumab vedotin and varlilumab (also referred to as CDX-1127);

  •
  our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new product candidates and expand our focus to broader markets for our existing targeted immunotherapeutics;

  •
  our ability to adapt our proprietary antibody-targeted technology, or APC Targeting Technology™, to develop new, safe and effective therapeutics for oncology and infectious disease indications;

ii

  •
  the availability, cost, delivery and quality of clinical and commercial grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners, who may be the sole source of supply;

  •
  the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

  •
  the timing, cost and uncertainty of obtaining regulatory approvals for our drug candidates;

  •
  our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

  •
  our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

  •
  the factors listed under "Risk Factors" in this Annual Report on Form 10-K.

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

iii

 PART I

Item 1.    BUSINESS

Overview

        Celldex Therapeutics, Inc., which we refer to as "Celldex," "we," "us," "our" or the "Company," is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. Our drug candidates are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of antibodies, adjuvants and monotherapies and antibody-drug conjugates that treat cancers and other diseases that induce undesirable activity by the body's own proteins or cells.

        Our lead drug candidates include rindopepimut (also referred to as CDX-110) and glembatumumab vedotin (also referred to as CDX-011). Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma. Glembatumumab vedotin is a targeted antibody-drug conjugate in a randomized study for the treatment of triple negative breast cancer designed to obtain accelerated approval. We also have a number of earlier stage drug candidates in clinical development, including varlilumab (also referred to as CDX-1127), a fully human therapeutic monoclonal antibody for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
Rindopepimut	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer and melanoma	—	Phase 2b
Rindopepimut	Recurrent glioblastoma	—	Phase 2
Varlilumab	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

        Our future success depends upon many factors, including our ability, and that of any licensees and collaborators that we may have, to successfully develop, obtain regulatory approval for and commercialize our drug candidates. We have had no commercial revenues from sales of our drug candidates and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for or commercialize our drug candidates, and we are subject to a number of risks that you should be aware of before investing in us. These risks are described more fully in "Item 1A. Risk Factors."

        We are incorporated in Delaware. Our website is located at http://www.celldex.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. None of the information posted on our website is incorporated by reference into this Annual Report.

Clinical Development Programs

Rindopepimut

        Rindopepimut is an immunotherapeutic that targets the tumor-specific molecule epidermal growth factor receptor variant III, or EGFRvIII. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of glioblastoma multiforme, or GBM, tumors, the most common and aggressive form of brain cancer. Rindopepimut is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GBM. The FDA has also granted Fast Track designation.

        The Phase 2a study of rindopepimut referred to as ACTIVATE was led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 18 evaluable GBM patients. An extension of the Phase 2a study referred to as ACT II evaluated 22 additional GBM patients treated in combination with the current standard of care, maintenance temozolomide, or TMZ, at the same two institutions.

        The Phase 2b study of rindopepimut referred to as ACT III combined rindopepimut with standard of care, TMZ, in patients with newly diagnosed GBM. The ACT III study provided for a multi-center, non-randomized dataset for rindopepimut in 65 patients at over 30 sites throughout the United States.

        In November 2013, we announced the four- and five-year survival data from the 105 patients enrolled in the three Phase 2 rindopepimut clinical studies (ACTIVATE, ACT II and ACT III) in EGFRvIII-positive GBM. Across these three Phase 2 studies of rindopepimut, survival data remains consistent and suggests a continuing survival benefit in comparison to independent control datasets (see chart below) at the median and at all other time points evaluated.

Phase 2 Frontline Long-term Overall Survival Assessments

	Median, Years (95% CI)	2-year rate	3-year rate	4-year rate	5-year rate
Phase 2 rindopepimut studies (n=105)	2.1 (1.8, 2.4)	51%	30%	18%	14%
Matched historical control (n=17)(1)	1.3 (0.9, 1.7)	6%	6%	0%	0%

(1)
Patients treated at M.D. Anderson contemporaneously to ACTIVATE, matched for major eligibility requirements, including EGFRvIII-positive GBM, gross total resection and no disease progression through chemoradiation treatment.

        The pooled overall long-term survival results continue to be consistent with the ACT III Phase 2 study (18% for 4-years and 14% for 5-years).

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GBM. Patients are randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM after Gross Total Resection, or GTR, when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut. ACT IV is enrolling patients at over 200 centers worldwide to recruit approximately 374 patients with GTR to be included in the primary analysis. Based on current projections, we anticipate completion of enrollment in mid-2014.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. ReACT was initially planned to enroll approximately 95 patients in a first or second relapse of GBM following receipt of standard therapy at approximately 25 sites across the United States. In August 2013, we announced the addition of an expansion cohort of approximately 75 patients to better characterize the potential activity of rindopepimut in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. As amended, the ReACT study will now enroll approximately 170 patients across three groups. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 100 patients, including the expansion cohort of 75 patients, who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. Study endpoints include 6 month progression free survival rate, objective response rate, or ORR, overall survival and safety and tolerability.

        In November 2013, we reported interim data from our ongoing Phase 2 ReACT study. Rindopepimut plus Avastin was very well tolerated (dosing up to 13+ months) and the results demonstrated promising signs of clinical activity in advanced patient populations, including evidence of anti-tumor activity (tumor shrinkage, objective response and stable disease). Strong immune response correlated with improved outcome. In Avastin-naïve patients treated with both rindopepimut and Avastin, a strong survival trend has also been seen to date versus the control group (see chart below).

  Interim ReACT Overall Survival and Progression-free Survival in Avastin-Naïve Recurrent GBM

	Rindopepimut & Avastin (n=20)	Control & Avastin (n=20)
Overall survival	12.0 months	7.9 months	Hazard ratio = .43 (0.13, 1.44); p=0.16
Progression-free survival	3.7 months	2.0 months	Hazard ratio = .74 (0.34, 1.61); p=0.47

        In Avastin-refractory patients treated with both rindopepimut and Avastin, a median progression-free survival, or PFS, of 1.9 months and an overall survival, or OS, of 5.6 months was observed. The median overall survival of 5.6 months is noteworthy in these heavily pre-treated, refractory EGFRvIII-positive patients. A review of the literature assessing survival in recurrent patients who are Avastin-experienced across eight independent studies suggests a weighted-average survival of 3.6 months (range of 2.6 to 5.8 months) in all-comers. It is important to note that these eight studies do not necessarily meet the strict definition of refractory applied in the ReACT study and that these studies included EGFRvIII-negative patients who tend to perform better. Progression-free survival results in this refractory population may be more consistent with the profile of an immunotherapy candidate where progression-free survival does not always correlate directly with an overall survival benefit.

        Enrollment in ReACT is expected to be completed in late 2014 with data anticipated by year-end 2014.

Glembatumumab Vedotin

        Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB, that is over-expressed in a variety of cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer.

        Treatment of Breast Cancer:    The Phase 1/2 study of glembatumumab vedotin administered intravenously once every three weeks evaluated patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose, or MTD, and then expanded into a Phase 2 open-label, multi-center study. The study confirmed the safety of glembatumumab vedotin at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled in an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the PFS rate at 12 weeks. The 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia, and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at 12 weeks, was met as 9 of 26 (35%) evaluable patients were progression-free at 12 weeks.

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

        In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in greater than 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

 EMERGE: Overall Response Rate and Disease Control Data

	gpNMB Over-Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	IC	glembatumumab vedotin	IC
	(n=25)	(n=8)	(n=12)	(n=4)
Response	32%	13%	33%	0%
Disease Control Rate	64%	38%	75%	25%

Responses per RECIST 1.1; IC = Investigator's Choice; glembatumumab vedotin arm includes 15 patients who crossed over to receive glembatumumab vedotin treatment after progression on IC. Analysis of best response excludes patients who discontinued from study without evaluable post-baseline radiographic imaging (n=15 for glembatumumab vedotin arm; n=5 for IC arm).

 EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data

	gpNMB Over-Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	IC	glembatumumab vedotin	IC
Median PFS (months)	2.7	1.5	3.0	1.5
	p=0.14		p=0.008
Median OS (months)	10.0	5.7	10.0	5.5
	p=0.18		p=0.003

When cross over patients are removed, median OS in patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.05) and median OS in triple negative patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.009).

        In December 2013, we initiated METRIC, a randomized, controlled study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB designed to obtain accelerated approval. METRIC will be conducted in approximately 100 sites, primarily across the United States with additional sites in Canada and Australia and will enroll approximately 300 patients.

        Treatment of Metastatic Melanoma:    The Phase 1/2 open-label, multi-center, dose escalation study evaluated the safety, tolerability and pharmacokinetics of glembatumumab vedotin in 117 patients with un-resectable Stage III or Stage IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously once every three weeks. The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34). Median PFS was 3.9 months. Glembatumumab vedotin was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, hair loss, pruritus, diarrhea and neuropathy. In the subset of patients with tumor biopsies, high levels of tumor expression of gpNMB appeared to correlate with favorable outcome. In the seven patients whose tumors were found to express high amounts of gpNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of gpNMB in the skin also seemed to correlate with greater PFS.

        The Company is currently exploring conducting additional clinical studies in indications known to express gpNMB. Phase 2 studies in melanoma and squamous cell lung cancer are expected to initiate in the second half of 2014.

Varlilumab

        Varlilumab is a human monoclonal antibody that targets CD27, a potentially important target for immunotherapy of various cancers. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex (now a subsidiary of the Bristol-Myers Squibb Company) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab.

        CD27 acts downstream from CD40 and may provide a novel way to regulate the immune responses. CD27 is a co-stimulatory molecule on T cells and is over-expressed in certain lymphomas and leukemias. varlilumab is an agonist antibody designed to have two potential therapeutic mechanisms. Varlilumab has been shown to activate immune cells that can target and eliminate cancerous cells in tumor-bearing mice and to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. Both mechanisms have been seen even at low doses in appropriate preclinical models.

        In November 2013, we announced data from our ongoing open label, dose-escalating Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of varlilumab to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The results suggest a favorable safety profile with no evidence of immune related toxicities. Clear biologic activity and promising signs of clinical activity were demonstrated in an advanced, refractory patient population including a complete response in Hodgkin disease, two additional patients with significant tumor shrinkage and eight patients with stable disease or better (PFS range of 3.0 to 14+ months). No maximum tolerated dose was reached to date and immune monitoring data in patients confirmed varlilumab's mechanism of action. Expansion cohorts have been enrolling in metastatic melanoma and renal cell carcinoma and are planned in hematologic indications with initial data anticipated in mid-2014. We intend to initiate new studies of varlilumab in combination with various agents in 2014.

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

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we plan to initiate a pilot clinical study of CDX-301 as a single-agent and in combination with Mozobil in the transplant setting in the first half of 2014.

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

        The Phase 1 study evaluated three different doses of CDX-1401 in combination with toll-like receptor agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. In total, the study enrolled 45 patients with advanced malignancies that had progressed after any available curative and/or salvage therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. The study has identified a well-tolerated and immunogenic regimen to take forward into the future studies. We are planning a collaborative Phase 2 study of CDX-1401 in combination with CDX-301 in malignant melanoma. This study will be conducted by the Cancer Immunotherapy Trials Network under a cooperative research and development agreement, or CRADA, with the Cancer Therapy Evaluation Program of the National Cancer Institute.

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

        Dense Deposit Disease, or DDD, is a rare and devastating disease that is caused by uncontrolled activation of the alternative pathway of complement and leads to progressive kidney damage in children. There is currently no treatment for patients with DDD and about half progress to end-stage renal disease within ten years. Because DDD recurs in virtually all patients who receive a kidney transplant, transplantation is often not a viable option for these patients.

        In July 2013, we initiated a pilot study of CDX-1135 in patients with DDD. Enrollment in the pilot study has been extremely difficult due to the overall rareness of patients with DDD (300-500 in the U.S.) further compounded by the need to enroll patients at a very specific point in their disease course. The study sought to enroll patients, particularly children, with enough kidney deterioration to be able to demonstrate clinical benefit/improvement but not so much disease burden that the kidneys were beyond salvaging. While we have been tracking a number of patients for potential enrollment, some patients progressed too quickly and others never progressed at all. To date, only one patient has been enrolled. While this patient demonstrated initial evidence of clinical improvement, the effect was not sustained. The results from this one patient combined with our experience using this agent in the compassionate use setting have not provided the conclusive results necessary for a feasible approval path in this disease. Due to these challenges, we have decided to close the study in DDD and focus resources on our growing immuno-oncology pipeline at this time.

Preclinical Programs

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is highly expressed on renal and ovarian cancers with minimal expression in normal tissues. The antibody is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We have conducted preclinical proof-of-concept studies to optimize the drug candidate and plan to manufacture CDX-014 at our Fall River facility in 2014 prior to initiating IND-enabling toxicology studies.

Development Strategy

Immunotherapy Platform:

        We believe there is untapped potential in immunotherapy that can be captured through the right combination and/or sequence of therapeutic agents. Immunotherapy approaches have encountered difficulties when following standard drug development. The mechanisms of action are complex, activity is generally not dependent on highest tolerated dose and patient response is highly variable. Our understanding of the immune system, cancer's effect on immune mediated mechanisms, and the impact of conventional therapies on the immune system provides a new rationale for combining therapies that may lead to significant clinical responses.

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

Partnerships

        We may enter into co-development and commercialization partnerships for any of our programs where appropriate, including rindopepimut for commercialization outside of North America, glembatumumab vedotin and varlilumab. In the past, we have entered into collaborative partnership agreements with pharmaceutical and other companies and organizations that provided financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs and may enter into more of them in the future.

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

TopoTarget A/S (TopoTarget)

        Under our agreement with TopoTarget, we could receive up to $6.0 million in either potential commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget. We have no financial and operational responsibility for the clinical development of Belinostat under our agreement with TopoTarget. In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. In February 2010 and February 2014, we received $3.0 million and $1.0 million from TopoTarget, respectively. There are $2.0 million in potential payments remaining under our agreement with TopoTarget.

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

Medarex, Inc., a subsidiary of Bristol-Myers Squibb (Medarex)

        We and Medarex have entered into an assignment and license agreement, as amended, that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product. Under the terms of the agreement, we may be required to pay royalties in the low-single digits on any net product sale of a Licensed Royalty-Bearing Product or Anti-Mannose

Product to Medarex until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product.

        We and Medarex have also entered into a research and commercialization agreement, as amended, that provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies until December 2015. Under the terms of the agreement, we may be required to pay milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low-to-mid single digits on any net product sales to Medarex with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, we exercised an option under our agreement, whereby we licensed from Medarex access to the UltiMab technology to develop and commercialize human antibodies to CD27, including varlilumab.

Rockefeller University (Rockefeller)

        In November 2005, we and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. We may be required to pay milestones of up to $3.9 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low-to-mid single digits on any net product sales to Rockefeller with respect to development and commercialization of the human DEC-205 receptor.

Duke University Brain Tumor Cancer Center (Duke)

        In September 2006, we and Duke entered into a license agreement that gave us access and reference to the clinical data generated by Duke and its collaborators in order for us to generate our own filing with the FDA relating to rindopepimut. We may be required to pay milestones of up to $0.7 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Duke with respect to development and commercialization of rindopepimut.

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

University of Southampton, UK (Southampton)

        In November 2008, we entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. We may be required to pay milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Southampton with respect to development and commercialization of varlilumab.

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

Amgen Fremont (formerly Abgenix)

        In connection with our acquisition of CuraGen Corporation in 2009, we assumed the license agreement between CuraGen and Amgen Fremont (successor in-interest to Abgenix) to develop fully-human monoclonal antibody therapeutics. In May 2009, an amendment to the license agreement was entered into related to CuraGen's exclusive rights to develop and commercialize glembatumumab vedotin, CDX-014 and 10 other licensed antigens. Under the amendment, CuraGen and Amgen Fremont agreed to modify the terms of their existing cross-license of antigens whereby our amended license is fully paid-up and royalty-free.

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with our acquisition of CuraGen, we assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary ADC technology, with the right to sublicense, for use with its proprietary antibodies for the potential treatment of cancer. Under the terms of the agreement, we have the responsibility of using commercially reasonable efforts to develop, commercialize and market such treatment. In furtherance of these responsibilities, technical assistance from Seattle Genetics is available to us as necessary. In February 2014, we paid $2.5 million in milestones to Seattle Genetics as a result of the METRIC initiation. We may be required to pay milestones of up to $5.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology, including glembatumumab vedotin and CDX-014. The term of the agreement varies country to country and may be until the later of the expiration of the last relevant patent or the 10th anniversary of the first commercial sale. The agreement allows Celldex to terminate with prior written notice, with both parties being able to terminate the agreement for an uncured material breach or insolvency of the other party.

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to rindopepimut for treatment of glioblastoma and/or glembatumumab vedotin for treatment of breast cancer include Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Pfizer Inc., and Roche. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our drug candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of drug candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our drug candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.

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

Manufacturing

        We have limited experience in commercial manufacturing. We rely on contract manufacturing organizations, or CMOs, to manufacture drug substance and drug product for our late-stage clinical studies of rindopepimut and glembatumumab vedotin as well as for future commercial supplies. We also rely on CMOs for filling, packaging, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with the extensive current Good Manufacturing Practices, or cGMP, regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA. For our most advanced programs, we are working with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

        We currently use rindopepimut drug product that was manufactured by Pfizer and Jubilant Hollister Stier, in the ACT IV and ReACT clinical studies. In 2013, we established a relationship with SAFC, a division of the Sigma Aldrich Corporation, to manufacture rindopepimut for late stage development and commercial supply. We rely on Biosyn and Ambiopharm for supplying suitable quantities of cGMP starting materials for the manufacture of rindopepimut. We also rely on Sanofi to supply suitable quantities of commercial quality GM-CSF which is co-administered with rindopepimut. Any manufacturing failures or delays by our rindopepimut contract manufacturers or suppliers of critical materials could cause delays in the ACT IV and ReACT studies and/or the commercial launch of rindopepimut.

        To date, we have utilized contract manufacturing organizations for the manufacture of clinical trial supplies of glembatumumab vedotin. In 2013, we established a relationship with Lonza, AG to manufacture the CR-011 antibody and Piramal Healthcare UK Ltd. to conjugate the CR-011 antibody and stable linker with the MMAE toxin. We rely on SAFC for sourcing of suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in the METRIC study and/or the commercial launch of glembatumumab vedotin.

        We have established our own cGMP manufacturing facility in Fall River, Massachusetts, to produce clinical materials for our current and planned Phase 1 and Phase 2 clinical trials. Our Fall River manufacturing facility has up to 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute potential products to clinical sites in the US for early clinical trials. We manufacture clinical materials of varlilumab, CDX-1401, and CDX-301 in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. The products are filled and packaged at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies.

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

Marketing

        We have retained, and in the future intend to retain, marketing rights to some of our drug candidates and immunotherapeutic delivery systems in selected geographic areas and for specified indications. We may seek marketing and distribution agreements and/or co-promotion agreements for the distribution of our products in these geographic areas and for these indications. We believe that these arrangements could enable us to generate greater financial return than might be obtained from early stage licensing and collaboration agreements for these products.

        We currently have limited marketing and sales staff and limited experience relating to marketing and distribution of commercial products. We plan to continue to expand our marketing staff in 2014 with a focus on commercial planning efforts for rindopepimut and glembatumumab vedotin. We plan to fund and complete the development and, if we obtain regulatory approval, to commercialize rindopepimut in North America ourselves. If we obtain regulatory approval, we will be required to recruit an experienced marketing and sales staff, develop a supporting distribution capability and incur significant additional expenditures. There can be no assurance that we will be able to establish a successful marketing and sales force.

        For some of our drug candidates, we may choose to enter into strategic partnerships to develop, sell, market and distribute our products. Under the terms of future partnership agreements, we may rely on the efforts of our collaborators for the distribution, sale and marketing of our products. There can be no assurance that our collaborators will develop and market our drug candidates incorporating our technologies, or, if marketed, that such efforts will be successful. The failure of our collaborators to successfully market products would harm our business. Any delay in the marketing or distribution of our products, whether it results from problems with internal capabilities or with a collaborative relationship, could harm the value of an investment in us.

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

  •
  We have licensed rights from Duke University under an issued European patent, a patent application in the U.S. and patents and patent applications in other major international territories relating to uses of rindopepimut. If and where issued and maintained to full term in a form which covers commercial use of rindopepimut, the filings could potentially provide patent protection for the relevant use in the relevant territories to 2026. We also have patent applications in the U.S. and major international territories relating to methods of manufacture and formulation of rindopepimut, which, if issued in a form which covers manufacture and/or formulation of rindopepimut and maintained to full term in due course, would have estimated patent expiry dates in 2030.

  •
  Our patent portfolio for glembatumumab vedotin includes an issued patent in Europe and pending patent applications in the U.S. and Japan. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2025. In addition, patent rights relating to the toxin and conjugation technology used in glembatumumab vedotin have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents and pending applications in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

  •
  We have licensed rights from the University of Southampton under issued U.S. and European patents and under pending patent applications in Japan and Canada relating to the technology used in varlilumab. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. We have filed further patent applications in the U.S. and major international territories which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2031.

  •
  Patents for the technology used in CDX-301 have current expiration dates that range from 2016 in the major European territories to 2020 in the US.

  •
  We have issued U.S. patents relating to the technology used in CDX-1401 which have estimated patent expiry dates in at least 2028 (not including increases of term due to Patent Term Adjustment). We have a corresponding issued European patent and pending patent applications in other international territories relating to the technology used in CDX-1401 which, if and where issued and maintained to full term in due course, would have estimated patent expiry dates in 2028.

  •
  Our patent portfolio for CDX-014 includes rights under an issued U.S. patent and further pending patent applications in the U.S., Europe and Japan. If issued and maintained to full term in due course, these filings would have estimated patent expiry dates in at least 2024 (not including increases of term due to Patent Term Adjustment in the U.S.). In addition, patent rights relating to toxin and conjugation technology have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents and pending patent applications in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

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

FDA Approval Process

        In the United States, immunotherapeutics for human use are subject to FDA approval as "biologics" under the Public Health Service Act or as "drugs" under the Federal Food, Drug and Cosmetic Act. The steps required before a new product can be commercialized include: preclinical studies in animals, clinical trials in humans to determine safety and efficacy and FDA approval of the product for commercial sale.

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

        The FDA provides that human clinical trials may begin thirty (30) days after receipt and review of an IND application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed for each of our proposed products. Authorization to conduct a clinical trial in no way assures that the FDA will ultimately approve the product. Clinical trials are generally conducted in three sequential phases. In a Phase 1 trial, the product is given to a small number of healthy volunteers to test for safety (adverse effects). Phase 2 trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase 3 trial is performed in a large patient population, generally over a wide geographic area to provide evidence for the safety and efficacy of the product. The FDA has ongoing oversight over all these trials and can order a temporary or permanent discontinuation if warranted. Such an action could materially harm us. Clinical trials are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

        A product's safety and effectiveness in one clinical trial is not necessarily indicative of its safety and effectiveness in another clinical trial. Moreover, we may not discover all potential problems with a product even after completing clinical trials on it. Some of our products and technologies have undergone only preclinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its clinical trial results indicated. This could prevent the product's widespread use, require its withdrawal from the market or expose us to liability.

        The results of the clinical trials, nonclinical testing, and all supporting manufacturing data are submitted to the FDA for approval. A Biologics License Application (BLA) is submitted for a biologic product; a New Drug Application (NDA) for a drug product. The interval between IND filing and BLA/NDA filing is usually at least several years due to the length of the clinical trials, and the BLA/NDA review process can take over a year. During this time the FDA may request further testing or additional trials or may turn down the application. Even with approval, the FDA frequently requires post-marketing safety studies (known as Phase 4 trials) to be performed.

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

Expedited Review and Approval

        The FDA has various programs, including breakthrough therapy, fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing products, and/or provide for approval on the basis of surrogate endpoints. Generally, products that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments, however, these programs do not affect the standards for approval. These expedited review programs apply to the combination of the product and the specific indication for which it is being studied. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform post-marketing clinical trials.

Orphan Drug

        Under the Orphan Drug Act, the FDA may grant orphan drug designation to products intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication, except in very limited circumstances, for seven years.

Post Approval

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

Foreign Regulation

        In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials, manufacture, and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. Approval by the FDA does not ensure approval by the regulatory bodies of other countries.

        Under the European Union regulatory system, we will submit most of our marketing authorization applications under the centralized procedure. The centralized procedure is compulsory for medicines produced by biotechnology, or are for the treatment of cancer, or officially designated as 'orphan medicines', provides for the grant of a single marketing authorization that is valid for all European Union member states. As in the United States, we may apply for designation of our products as orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same product, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

Employees

        As of December 31, 2013, we employed 129 employees (120 full-time, 2 part-time and 7 interns), 18 of whom have Ph.D. and/or M.D. degrees. Of these employees, 106 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

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

Risks Related to our Business

We currently have no product revenue and will need to raise capital to operate our business.

        To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $345.7 million as of December 31, 2013. Until, and unless, we complete clinical trials and further development, and receive approval from the FDA and other regulatory authorities, for our product candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our long term liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

        We have incurred operating losses of $81.4 million, $58.1 million and $43.4 million during 2013, 2012 and 2011, respectively, and expect to incur an operating loss in 2014. We believe that operating losses will continue in and beyond 2014 because we are planning to incur significant costs associated with the clinical development, manufacturing of commercial supply and building a commercial organization to prepare for the potential launch of rindopepimut and glembatumumab vedotin. In addition, we are planning to incur significant costs in the clinical development of varlilumab, CDX-301 and CDX-1401. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

Our long term success depends heavily on our ability to fund and complete the research and development activities for and to commercialize our program assets, including our lead drug candidates, rindopepimut and glembatumumab vedotin.

        We are building a commercial organization to allow us the strategic option to retain the full commercial benefits of our program assets or to seek favorable economic terms through advantageous commercial partnerships. We plan to commercialize our lead drug candidate rindopepimut ourselves in North America. We may enter into co-development and commercialization partnerships for any of our programs where appropriate, including rindopepimut for commercialization outside of North America, glembatumumab vedotin and varlilumab. We must allocate a significant portion of our time, personnel and financial resources to the development of rindopepimut and glembatumumab vedotin. We initiated ACT IV, our pivotal Phase 3 clinical trial of rindopepimut, in December 2011. We anticipate ACT IV to cost over $70 million during its duration. We initiated METRIC, a randomized, controlled study of glembatumumab vedotin designed to obtain accelerated approval, in December 2013. The study is expected to include up to 100 sites and will enroll approximately 300 patients. We anticipate METRIC to cost over $30 million during its duration.

        Our management team lacks significant experience in completing Phase 3 clinical trials and bringing a drug through commercialization. If we face delays, difficulties or unanticipated costs in completing the development of rindopepimut or glembatumumab vedotin, we will need substantial additional financing. Further, even if we complete the development of rindopepimut or glembatumumab vedotin and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that rindopepimut or glembatumumab vedotin will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of rindopepimut or glembatumumab vedotin, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. In particular, the continuing development and commercialization of rindopepimut, glembatumumab vedotin and our other drug candidates requires additional capital beyond our current resources. As of December 31, 2013, we had cash, cash equivalents and marketable securities of $303.0 million. We may take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

        The significant third parties who we currently rely on for clinical development activities include Novella Clinical, a Quintiles company, for our ACT IV study and PPD Development, LLC for our METRIC study. If Novella or PPD Development is unable to perform in a quality and timely manner, and at a feasible cost, ACT IV or METRIC will face delays. Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

We may enter into collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates including, where appropriate, for our lead drug candidates. In such cases, we will depend greatly on our third-party collaborators to license, develop and commercialize such drug candidates, and they may not meet our expectations.

        We may enter into co-development and commercialization partnerships for certain products, including rindopepimut for commercialization outside of North America, glembatumumab vedotin and varlilumab. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us. Furthermore some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

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

        We are in the process of building a commercial organization which we believe will provide us with the strategic options to either retain full economic rights to our drug candidates or seek favorable economic terms through advantageous commercial partnerships. As a result, we may have full responsibility for commercialization of these products if and when they are approved for sale. We currently lack the marketing, sales and distribution capabilities that we will need to carry out this strategy. To market any of our products directly, we must develop a substantial marketing and sales force with technical expertise and a supporting distribution capability. We have little expertise in this area, and we may not succeed. We may find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products when they are approved for sale.

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

        All of our drug candidates are at various stages of development and commercialization and our activities and drug candidates are significantly regulated by a number of governmental entities,

including the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of drugs and drug candidates. We or our partners must obtain regulatory approval for a drug candidate in all of these areas before we can commercialize the drug candidate. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. This process typically requires extensive preclinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Companies in the pharmaceutical, biotechnology and immunotherapeutic drug industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our inability to commercialize a drug candidate would impair our ability to earn future revenues.

If our products do not pass required tests for safety and effectiveness, we will not be able to derive commercial revenue from them.

        In order to succeed, we will need to derive commercial revenue from the products we have under development. The FDA has not approved our lead drug candidates, rindopepimut or glembatumumab vedotin, or any of our other products for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily, and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

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

  •
  the eligibility criteria for the trial.

        If we cannot enroll patients as needed, our costs may increase or we may be forced to delay or terminate testing for a product.

We may have delays in completing our clinical trials and we may not complete them at all.

        We have not completed the clinical trials necessary to obtain FDA approval to market rindopepimut, glembatumumab vedotin or any of our other products in development. We initiated a Phase 3 study of rindopepimut in December 2011 and a study designed for accelerated approval for glembatumumab vedotin in December 2013 but we have not initiated Phase 3 studies for any of our other products in development. Our management lacks significant experience in completing Phase 3 trials and bringing a drug through commercialization. Our rindopepimut Phase 3 trial, glembatumumab vedotin accelerated approval study and clinical trials for other products in development may be delayed or terminated as a result of many factors, including the following:

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

  •
  delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers, including commercial grade clinical supply for our Phase 3 clinical trials;

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to rindopepimut for treatment of glioblastoma and/or glembatumumab vedotin for treatment of breast cancer include Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Pfizer Inc., and Roche. Most of our competitors have substantially greater resources, more extensive experience in conducting preclinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of ours. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

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

        We have limited experience in commercial manufacturing. We rely on contract manufacturing organizations, or CMOs, to manufacture drug substance and drug product for our late-stage clinical studies of rindopepimut and glembatumumab vedotin as well as for future commercial supplies. We also rely on CMOs for filling, packaging, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with the extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA. For our most advanced programs, we are working with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

        We currently use rindopepimut drug product that was manufactured by Pfizer and Jubilant Hollister Stier, in the ACT IV and ReACT clinical studies. In 2013, we established a relationship with SAFC, a division of the Sigma Aldrich Corporation, to manufacture rindopepimut for late stage development and commercial supply. We rely on Biosyn and Ambiopharm for supplying suitable quantities of cGMP starting materials for the manufacture of rindopepimut. We also rely on Sanofi to supply suitable quantities of commercial quality GM-CSF which is co-administered with rindopepimut. Any manufacturing failures or delays by our rindopepimut contract manufacturers or suppliers of critical materials could cause delays in the ACT IV and ReACT studies and/or the commercial launch of rindopepimut.

        To date, we have utilized contract manufacturing organizations for the manufacture of clinical trial supplies of glembatumumab vedotin. In 2013, we established a relationship with Lonza, AG to manufacture the CR-011 antibody and Piramal Healthcare UK Ltd. to conjugate the CR-011 antibody and stable linker with the MMAE toxin. We rely on SAFC for sourcing of suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in the METRIC study and/or the commercial launch of glembatumumab vedotin.

        We have established our own cGMP manufacturing facility in Fall River, Massachusetts, to produce clinical materials for our current and planned Phase 1 and Phase 2 clinical trials. Our Fall River manufacturing facility has up to 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EMEA regulations, allowing us to distribute potential products to clinical sites in both the US and EU for early clinical trials. We manufacture clinical materials of varlilumab, CDX-1401, and CDX-301 in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. The products are filled and packaged at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies.

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

        There can be no assurances that contract manufacturers will be able to meet our timetable and requirements. Further, contract manufacturers must operate in compliance with cGMP and failure to do so could result in, among other things, the disruption of product supplies. As noted above, non-U.S. contract manufacturers may face special challenges in complying with cGMP requirements, and although we are not currently dependent on non-U.S. collaborators or contract manufacturers, we may choose or be required to rely on non-U.S. sources in the future as we seek to develop stable supplies of increasing quantities of materials for ongoing clinical trials of larger scale. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

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

        As a participant in the pharmaceutical, biotechnology and immunotherapeutic drug industries, we are exposed to the risk of product liability claims alleging that use of our drug candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our drug candidates and may be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by individuals, organizations or companies selling our products. Product liability claims can be expensive to defend, even if the drug or drug candidate did not actually cause the alleged injury or harm.

        Insurance covering product liability claims becomes increasingly expensive as a drug candidate moves through the development pipeline to commercialization. Under our license agreements, we are required to maintain clinical trial liability insurance coverage up to $15 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. We may choose or find it necessary under our collaborative agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources and have a material adverse effect on our business, financial condition and results of operations. Moreover, a product recall, if required, could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other products and drug candidates.

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

We may not be able to successfully integrate newly-acquired technology with our existing technology or to modify our technologies to create new immunotherapeutic drugs

        As part of our acquisition of technology assets from entities such as Amgen, we have acquired access to Fms-like tyrosine kinase 3 ligand, or Flt3L, which may improve the immunogenicity of our immunotherapeutic drugs. If we are able to integrate these licensed assets with our immunotherapy technologies, we believe these assets will give our immunotherapeutic drugs a competitive advantage. However, if we are unable to successfully integrate licensed assets, or other technologies which we have acquired or may acquire in the future, with our existing technologies and potential products currently under development, we may be unable to realize any benefit from our acquisition of these assets, or other technologies which we have acquired or may acquire in the future and may face the loss of our investment of financial resources and time in the integration process.

        We believe that our immunotherapy technology portfolio may offer opportunities to develop immunotherapeutic drugs that treat a variety of oncology, inflammatory and infectious diseases by stimulating a patient's immune system against those disease organisms. If our immunotherapy technology portfolio cannot be used to create effective immunotherapeutic drugs against a variety of disease organisms, we may lose all or portions of our investment in development efforts for new drug candidates.

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

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to rindopepimut for treatment of glioblastoma and/or glembatumumab vedotin for treatment of breast cancer include Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Pfizer Inc., and Roche. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

        In the U.S., there have been numerous proposals considered at the federal and state levels to reform the health care industry and its cost, and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. While additional health care reform may increase the number of patients who have insurance coverage for our products, it may also include cost containment measures that adversely affect reimbursement for our products. Congress has also considered legislation to change the Medicare reimbursement system for outpatient drugs, increase the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs and facilitate the importation of lower-cost prescription drugs that are marketed outside the U.S. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

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

        If any drugs that we are developing fail to achieve market acceptance, we would not be able to generate sufficient revenue from product sales to maintain or grow our business.

Risks Related to our Capital Stock

Our history of losses and uncertainty of future profitability make our common stock a highly speculative investment.

        We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $345.7 million as of December 31, 2013. We expect to spend substantial funds to continue the research and development testing of our products candidates.

        In anticipation of FDA approval of these products, we will need to make substantial investments to establish sales, marketing, quality control, regulatory compliance capabilities and commercial manufacturing alliances. These investments will increase if and when any of these products receive FDA approval. We cannot predict how quickly our lead products will progress through the regulatory approval process. As a result, we may continue to lose money for several years.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

Our share price has been and could remain volatile.

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2013 through December 2013, the market price of our common stock has fluctuated from a high of $38.84 per share in the fourth quarter of 2013, to a low of $6.81 per share in the first quarter of 2013. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        As of December 31, 2013, our significant leased properties are described below.

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	April 2019(1)
Needham, Massachusetts	35,200	Office and Laboratory	April 2017(2)
Fall River, Massachusetts	23,400	Manufacturing Facility	December 2017(3)
Branford, Connecticut	6,600	Office	January 2018(4)

(1)
Lease includes two renewal options of five years each.

(2)
Lease includes one renewal option of five years.

(3)
Lease includes two renewal options of five years each. Lease also includes provision for early termination in December 2015 upon prior notice of one year.

(4)
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

Fiscal Period	High	Low
Year Ended December 31, 2012
First Quarter	$5.66	$2.65
Second Quarter	5.32	3.88
Third Quarter	6.62	4.46
Fourth Quarter	7.20	5.02
Year Ended December 31, 2013
First Quarter	$12.49	$6.81
Second Quarter	16.48	10.73
Third Quarter	37.98	16.00
Fourth Quarter	38.84	20.85

        As of February 19, 2014, there were approximately 412 shareholders of record of our common stock. On February 19, 2014 the closing price of our common stock, as reported by NASDAQ, was $27.48 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2013 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option and Incentive Plan (the "2008 Plan") and our 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)		Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders(2)	5,770,544	(3)	$8.17	2,267,066	(4)

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

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2008 through December 31, 2013, with the cumulative return on (i) NASDAQ Market Index—U.S. Companies, (ii) NASDAQ Pharmaceutical Index, (iii) NASDAQ US Benchmark TR Index, and (iv) NASDAQ Pharmaceutical (Subsector) Index. As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using comparable indices provided by NASDAQ OMX Global Indexes. Specifically, we will use the NASDAQ US Benchmark TR Index going forward instead of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Pharmaceutical (Subsector) Index instead of the NASDAQ Pharmaceutical Stock Index. The comparison assumes investment of $100 on December 31, 2008 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2008	2009	2010	2011	2012	2013
Celldex Therapeutics, Inc.	$100	$59	$52	$33	$85	$306
NASDAQ Stock Market (U.S.) Index	$100	$144	$170	$171	$202	$282
NASDAQ Pharmaceutical Stock Index	$100	$112	$122	$130	$173	$286
NASDAQ US Benchmark TR Index	$100	$129	$152	$152	$177	$237
NASDAQ Pharmaceutical (Subsector) Index	$100	$119	$122	$143	$164	$222

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011	2010	2009
REVENUE:
Product Development and Licensing Agreements	$160	$146	$110	$40,187	$5,662
Contracts and Grants	1,617	281	36	220	1,802
Product Royalties	2,334	10,775	9,119	6,386	7,716

Total Revenue	4,111	11,202	9,265	46,793	15,180

OPERATING EXPENSE:
Research and Development	67,401	47,398	32,439	27,650	26,169
Royalty	2,334	10,775	9,119	12,077	8,397
Other Operating Expense	15,818	11,106	11,106	13,521	17,464

Total Operating Expense	85,553	69,279	52,664	53,248	52,030

Operating Loss	(81,442)	(58,077)	(43,399)	(6,455)	(36,850)
Investment and Other Income, Net	819	530	396	5,259	248
Interest Expense	(927)	(1,576)	(1,796)	(1,337)	(452)

Net Loss Before Income Taxes	(81,550)	(59,123)	(44,799)	(2,533)	(37,054)
Income Tax Benefit	—	—	—	—	529

Net Loss	$(81,550)	$(59,123)	$(44,799)	$(2,533)	$(36,525)

Basic and Diluted Net Loss Per Common Share	$(1.02)	$(1.02)	$(1.13)	$(0.08)	$(1.84)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share	79,777	57,713	39,501	31,868	19,823

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Working Capital	$284,839	$67,429	$40,386	$42,739	$69,569
Total Assets	347,095	125,541	97,994	109,943	140,364
Long Term Liabilities	6,950	12,082	14,974	14,480	52,190
Accumulated Deficit	(345,679)	(264,129)	(205,006)	(160,207)	(157,674)
Total Stockholders' Equity	319,795	95,774	68,722	75,255	73,767

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

        Our lead drug candidates include rindopepimut (also referred to as CDX-110) and glembatumumab vedotin (also referred to as CDX-011). Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma. Glembatumumab vedotin is a targeted antibody-drug conjugate in a randomized study for the treatment of triple negative breast cancer designed to obtain accelerated approval . We also have a number of earlier stage drug candidates in clinical development, including varlilumab (also referred to as CDX-1127), a fully human therapeutic monoclonal antibody for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
Rindopepimut	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer and melanoma	—	Phase 2b
Rindopepimut	Recurrent glioblastoma	—	Phase 2
Varlilumab	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-301	Cancer, autoimmune disease and transplant	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

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

        During the past five years through December 31, 2013, we incurred an aggregate of $201.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2013, 2012 and 2011. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Rindopepimut	$38,149	$25,004	$8,366
Glembatumumab vedotin	11,284	6,325	4,917
Varlilumab	9,376	4,020	5,965
CDX-301	532	1,482	1,112
CDX-1401	612	1,032	2,464
CDX-014	937	1,071	481
CDX-1135	1,405	7,109	5,524
Other Programs	5,106	1,355	3,610

Total R&D Expense	$67,401	$47,398	$32,439

Clinical Development Programs

Rindopepimut

        Rindopepimut is an immunotherapeutic that targets the tumor-specific molecule epidermal growth factor receptor variant III, or EGFRvIII. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of glioblastoma multiforme, or GBM, tumors, the most common and aggressive form of brain cancer. Rindopepimut is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GBM. The FDA has also granted Fast Track designation.

        The Phase 2a study of rindopepimut referred to as ACTIVATE was led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 18 evaluable GBM patients. An extension of the Phase 2a study referred to as ACT II evaluated 22 additional GBM patients treated in combination with the current standard of care, maintenance temozolomide, or TMZ, at the same two institutions.

        The Phase 2b study of rindopepimut referred to as ACT III combined rindopepimut with standard of care, TMZ, in patients with newly diagnosed GBM. The ACT III study provided for a multi-center, non-randomized dataset for rindopepimut in 65 patients at over 30 sites throughout the United States.

        In November 2013, we announced the four- and five-year survival data from the 105 patients enrolled in the three Phase 2 rindopepimut clinical studies (ACTIVATE, ACT II and ACT III) in

EGFRvIII-positive GBM. Across these three Phase 2 studies of rindopepimut, survival data remains consistent and suggests a continuing survival benefit in comparison to independent control datasets (see chart below) at the median and at all other time points evaluated.

Phase 2 Frontline Long-term Overall Survival Assessments

	Median, Years (95% CI)	2-year rate	3-year rate	4-year rate	5-year rate
Phase 2 rindopepimut studies (n=105)	2.1 (1.8, 2.4)	51%	30%	18%	14%
Matched historical control (n=17)(1)	1.3 (0.9, 1.7)	6%	6%	0%	0%

(1)
Patients treated at M.D. Anderson contemporaneously to ACTIVATE, matched for major eligibility requirements, including EGFRvIII-positive GBM, gross total resection and no disease progression through chemoradiation treatment.

        The pooled overall long-term survival results continue to be consistent with the ACT III Phase 2 study (18% for 4-years and 14% for 5-years).

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GBM. Patients are randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM after Gross Total Resection, or GTR, when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut. ACT IV is enrolling patients at over 200 centers worldwide to recruit approximately 374 patients with GTR to be included in the primary analysis. Based on current projections, we anticipate completion of enrollment in mid-2014.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. ReACT was initially planned to enroll approximately 95 patients in a first or second relapse of GBM following receipt of standard therapy at approximately 25 sites across the United States. In August 2013, we announced the addition of an expansion cohort of approximately 75 patients to better characterize the potential activity of rindopepimut in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. As amended, the ReACT study will now enroll approximately 170 patients across three groups. Approximately 70 patients who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 100 patients, including the expansion cohort of 75 patients, who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. Study endpoints include 6 month progression free survival rate, objective response rate, or ORR, overall survival and safety and tolerability.

        In November 2013, we reported interim data from our ongoing Phase 2 ReACT study. Rindopepimut plus Avastin was very well tolerated (dosing up to 13+ months) and the results demonstrated promising signs of clinical activity in advanced patient populations, including evidence of anti-tumor activity (tumor shrinkage, objective response and stable disease). Strong immune response correlated with improved outcome. In Avastin-naïve patients treated with both rindopepimut and Avastin, a strong survival trend has also been seen to date versus the control group (see chart below).

 Interim ReACT Overall Survival and Progression-free Survival in Avastin-Naïve Recurrent GBM

	Rindopepimut & Avastin (n=20)	Control & Avastin (n=20)
Overall survival	12.0 months	7.9 months	Hazard ratio = .43 (0.13, 1.44); p=0.16
Progression-free survival	3.7 months	2.0 months	Hazard ratio = .74 (0.34, 1.61); p=0.47

        In Avastin-refractory patients treated with both rindopepimut and Avastin, a median progression-free survival, or PFS, of 1.9 months and an overall survival, or OS, of 5.6 months was observed. The median overall survival of 5.6 months is noteworthy in these heavily pre-treated, refractory EGFRvIII-positive patients. A review of the literature assessing survival in recurrent patients who are Avastin-experienced across eight independent studies suggests a weighted-average survival of 3.6 months (range of 2.6 to 5.8 months) in all-comers. It is important to note that these eight studies do not necessarily meet the strict definition of refractory applied in the ReACT study and that these studies included EGFRvIII-negative patients who tend to perform better. Progression-free survival results in this refractory population may be more consistent with the profile of an immunotherapy candidate where progression-free survival does not always correlate directly with an overall survival benefit.

        Enrollment in ReACT is expected to be completed in late 2014 with data anticipated by year-end 2014.

Glembatumumab Vedotin

        Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB, that is over-expressed in a variety of cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer.

        Treatment of Breast Cancer:    The Phase 1/2 study of glembatumumab vedotin administered intravenously once every three weeks evaluated patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose, or MTD, and then expanded into a Phase 2 open-label, multi-center study. The study confirmed the safety of glembatumumab vedotin at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled in an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the PFS rate at 12 weeks. The 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia, and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at 12 weeks, was met as 9 of 26 (35%) evaluable patients were progression-free at 12 weeks.

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

        In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in greater than 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

EMERGE: Overall Response Rate and Disease Control Data

	gpNMB Over-Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	IC	glembatumumab vedotin	IC
	(n=25)	(n=8)	(n=12)	(n=4)
Response	32%	13%	33%	0%
Disease Control Rate	64%	38%	75%	25%

Responses per RECIST 1.1; IC = Investigator's Choice; glembatumumab vedotin arm includes 15 patients who crossed over to receive glembatumumab vedotin treatment after progression on IC. Analysis of best response excludes patients who discontinued from study without evaluable post-baseline radiographic imaging (n=15 for glembatumumab vedotin arm; n=5 for IC arm).

 EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data

	gpNMB Over-Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	IC	glembatumumab vedotin	IC
Median PFS (months)	2.7	1.5	3.0	1.5
	p=0.14		p=0.008
Median OS (months)	10.0	5.7	10.0	5.5
	p=0.18		p=0.003

When cross over patients are removed, median OS in patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.05) and median OS in triple negative patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.009).

        In December 2013, we initiated METRIC, a randomized, controlled study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB designed to obtain accelerated approval. METRIC will be conducted in approximately 100 sites, primarily across the United States with additional sites in Canada and Australia and will enroll approximately 300 patients.

        Treatment of Metastatic Melanoma:    The Phase 1/2 open-label, multi-center, dose escalation study evaluated the safety, tolerability and pharmacokinetics of glembatumumab vedotin in 117 patients with un-resectable Stage III or Stage IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously once every three weeks. The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34). Median PFS was 3.9 months. Glembatumumab vedotin was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, hair loss, pruritus, diarrhea and neuropathy. In the subset of patients with tumor biopsies, high levels of tumor expression of gpNMB appeared to correlate with favorable outcome. In the seven patients whose tumors were found to express high amounts of gpNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of gpNMB in the skin also seemed to correlate with greater PFS.

        The Company is currently exploring conducting additional clinical studies in indications known to express gpNMB. Phase 2 studies in melanoma and squamous cell lung cancer are expected to initiate in the second half of 2014.

Varlilumab

        Varlilumab is a human monoclonal antibody that targets CD27, a potentially important target for immunotherapy of various cancers. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex (now a subsidiary of the Bristol-Myers Squibb Company) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab.

        CD27 acts downstream from CD40 and may provide a novel way to regulate the immune responses. CD27 is a co-stimulatory molecule on T cells and is over-expressed in certain lymphomas and leukemias. Varlilumab is an agonist antibody designed to have two potential therapeutic mechanisms. Varlilumab has been shown to activate immune cells that can target and eliminate cancerous cells in tumor-bearing mice and to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. Both mechanisms have been seen even at low doses in appropriate preclinical models.

        In November 2013, we announced data from our ongoing open label, dose-escalating Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of varlilumab to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The results suggest a favorable safety profile with no evidence of immune related toxicities. Clear biologic activity and promising signs of clinical activity were demonstrated in an advanced, refractory patient population including a complete response in Hodgkin disease, two additional patients with significant tumor shrinkage and eight patients with stable disease or better (PFS range of 3.0 to 14+ months). No maximum tolerated dose was reached to date and immune monitoring data in patients confirmed varlilumab's mechanism of action. Expansion cohorts have been enrolling in metastatic melanoma and renal cell carcinoma and are planned in hematologic indications with initial data anticipated in mid-2014. We intend to initiate new studies of varlilumab in combination with various agents in 2014.

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

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we plan to initiate a pilot clinical study of CDX-301 as a single-agent and in combination with Mozobil in the transplant setting in the first half of 2014.

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

        The Phase 1 study evaluated three different doses of CDX-1401 in combination with toll-like receptor agonists poly-ICLC or Hiltonol™ and/or R848 or resiquimod. In total, the study enrolled 45 patients with advanced malignancies that had progressed after any available curative and/or salvage therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. The study has identified a well-tolerated and immunogenic regimen to take forward into the future studies. We are planning a collaborative Phase 2 study of CDX-1401 in combination with CDX-301 in malignant melanoma. This study will be conducted by the

Cancer Immunotherapy Trials Network under a cooperative research and development agreement, or CRADA, with the Cancer Therapy Evaluation Program of the National Cancer Institute.

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

        Dense Deposit Disease, or DDD, is a rare and devastating disease that is caused by uncontrolled activation of the alternative pathway of complement and leads to progressive kidney damage in children. There is currently no treatment for patients with DDD and about half progress to end-stage renal disease within ten years. Because DDD recurs in virtually all patients who receive a kidney transplant, transplantation is often not a viable option for these patients.

        In July 2013, we initiated a pilot study of CDX-1135 in patients with DDD. Enrollment in the pilot study has been extremely difficult due to the overall rareness of patients with DDD (300-500 in the U.S.) further compounded by the need to enroll patients at a very specific point in their disease course. The study sought to enroll patients, particularly children, with enough kidney deterioration to be able to demonstrate clinical benefit/improvement but not so much disease burden that the kidneys were beyond salvaging. While we have been tracking a number of patients for potential enrollment, some patients progressed too quickly and others never progressed at all. To date, only one patient has been enrolled. While this patient demonstrated initial evidence of clinical improvement, the effect was not sustained. The results from this one patient combined with our experience using this agent in the compassionate use setting have not provided the conclusive results necessary for a feasible approval path in this disease. Due to these challenges, we have decided to close the study in DDD and focus resources on our growing immuno-oncology pipeline at this time.

Preclinical Programs

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is highly expressed on renal and ovarian cancers with minimal expression in normal tissues. The antibody is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We have conducted preclinical proof-of-concept studies to optimize the drug candidate and plan to manufacture CDX-014 at our Fall River facility in 2014 prior to initiating IND-enabling toxicology studies.

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

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are maintained on our consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the IPR&D assets as of July 1, 2013 and concluded that the IPR&D assets were not impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is recorded to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the goodwill asset as of July 1, 2013 and concluded that the goodwill asset was not impaired.

Revenue Recognition

        We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

        We have entered into and in the future may enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic drug products. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. In accounting for these transactions, we allocate revenue to the various elements based on their relative fair value. The fair value of a revenue generating element can be based on current selling prices offered by us or another party for current products or our best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 compared with Year Ended December 31, 2012

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2013	2012
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$160	$146	$14	10%
Contracts and Grants	1,617	281	1,336	475%
Product Royalties	2,334	10,775	(8,441)	(78)%

Total Revenue	$4,111	$11,202	$(7,091)	(63)%

Operating Expense:
Research and Development	67,401	47,398	20,003	42%
Royalty	2,334	10,775	(8,441)	(78)%
General and Administrative	14,805	10,016	4,789	48%
Amortization of Acquired Intangible Assets	1,013	1,090	(77)	(7)%

Total Operating Expense	85,553	69,279	16,274	23%

Operating Loss	(81,442)	(58,077)	23,365	40%
Investment and Other Income, Net	819	530	289	55%
Interest Expense	(927)	(1,576)	(649)	(41)%

Net Loss	$(81,550)	$(59,123)	$22,427	38%

Net Loss

        The $22.4 million increase in net loss for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of an increase in research and development and general and administrative expenses.

Revenue

        The $1.3 million increase in contracts and grants revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years. The $8.4 million decrease in product royalty revenue for the year ended December 31,

2013 compared to the year ended December 31, 2012 was related to our retained interests in Rotarix® net royalties which were not sold to Paul Royalty Fund II, L.P., or PRF, and which is equal to the amount payable to Cincinnati Children's Hospital Medical Center, or CCH, and recognized in royalty expense by us. Our agreement with GlaxoSmithKline plc, or Glaxo, terminated automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement. We do not expect any more Rotarix royalty revenue.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2013	2012
	(In thousands)
Personnel	$17,040	$13,465	$3,575	27%
Laboratory Supplies	3,247	2,062	1,185	57%
Facility	4,526	4,457	69	2%
Product Development	39,343	24,426	14,917	61%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $3.6 million increase in personnel expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to higher stock-based compensation of $1.2 million and increased headcount. We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut and glembatumumab vedotin programs.

        Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $1.2 million increase in laboratory supply expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to higher manufacturing supply purchases. We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.1 million increase in facility expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to higher utility and maintenance expenses. We expect facility expenses to increase over the next twelve months primarily related to the amortization of leasehold improvements made at our headquarters facility in Hampton, New Jersey.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $14.9 million increase in product development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of an increase in clinical trial costs and contract manufacturing of $9.0 million and $5.6 million, respectively, primarily related to our rindopepimut and glembatumumab vedotin programs. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut and glembatumumab vedotin programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

        Royalty expenses include product royalty and sublicense royalty fees on our out-licensed programs. The $8.4 million decrease in royalty expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to a decrease in Rotarix related royalty fees. Our retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. The Glaxo agreement terminated automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement. We do not expect any more Rotarix royalty expense.

General and Administrative Expense

        The $4.8 million increase in general and administrative expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to higher stock-based compensation of $1.0 million, increased headcount and rindopepimut-related commercialization planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for rindopepimut and glembatumumab vedotin, although there may be fluctuations on a quarterly basis.

Amortization Expense

        The $0.1 million decrease in amortization expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to certain intangible assets becoming fully amortized during 2012. We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

        The $0.3 million increase in investment and other income, net for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to higher levels of cash and investment balances compared to prior year and us recognizing $0.2 million and $0.1 million in other income related to our sale of New Jersey tax benefits during the years ended December 31, 2013 and 2012, respectively. We anticipate investment income to increase over the next twelve months due to higher cash and investment balances resulting from our underwritten public offering in December 2013.

Interest Expense

        The $0.6 million decrease in interest expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to our election in May 2013 to prepay the Term Loan in full, pursuant to the terms of our loan agreement.

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

Royalty Expense

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

        At December 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $303.0 million. We incurred a loss of $81.6 million for the year ended December 31, 2013. Net cash used in operations for the year ended December 31, 2013 was $67.7 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2013 are sufficient to meet estimated working capital requirements and fund planned operations for more than the next two years.

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

Operating Activities

        Net cash used in operating activities was $67.7 million for the year ended December 31, 2013 compared to $49.8 million for the year ended December 31, 2012. The increase in net cash used in operating activities was primarily due to an increase in net loss of $22.4 million. We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our rindopepimut and glembatumumab vedotin programs.

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

Investing Activities

        Net cash used in investing activities was $77.4 million for the year ended December 31, 2013 compared to $17.0 million for the year ended December 31, 2012. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2013 of $73.2 million as compared to $16.9 million for the year ended December 31, 2012. We expect that cash used in investing activities will increase over the next twelve months as we purchase more marketable securities with the funds raised in December 2013.

Financing Activities

        Net cash provided by financing activities was $289.6 million for the year ended December 31, 2013 compared to $79.8 million for the year ended December 31, 2012. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $301.1 million during the year ended December 31, 2013 compared to $83.8 million for the year ended December 31, 2012. We paid $11.0 million and $4.0 million in principal payments on our Term Loan during the years ended December 31, 2013 and 2012, respectively.

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

Equity Offerings

        In April 2010, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010. In December 2012, we filed a new shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the new shelf registration statement up to a dollar amount of $200 million. The new shelf registration went effective on January 16, 2013. In December 2013, we filed a new automatic shelf registration statement.

        During the years ended December 31, 2013, 2012 and 2011, we issued 21,613,483, 12,075,000 and 11,500,000 shares of our common stock in underwritten public offerings resulting in net proceeds to us of $278.6 million, $43.5 million and $33.7 million, after deducting underwriting fees and offering expenses, respectively.

        During the years ended December 31, 2013, 2012 and 2011, we issued 2,433,608, 8,003,290 and 575,000 shares of our common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to us of $17.1 million, $40.1 million and $2.2 million, after deducting commission and offering expenses, respectively.

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

Because the achievement of these milestones had not occurred as of December 31, 2013, such contingencies have not been recorded in our financial statements. We expect to incur approximately $3.8 million of license and milestone payments in 2014.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2013 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$10,876	$2,666	$5,777	$2,266	$167
Other contractual obligations(2)	10,550	10,550	—	—	—

Total contractual obligations	$21,426	$13,216	$5,777	$2,266	$167

(1)
Such amounts primarily consist of payments for our facility leases and do not assume the exercise of renewal terms or early termination provisions.

(2)
We enter into agreements in the normal course of business with contract research organizations for clinical trials, contract manufacturing organizations, vendors for preclinical research studies and other services and products for operating purposes. We have included obligations in the table above if the contracts are not cancelable at any time by us, generally upon 30 days prior written notice to the vendor.

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2013 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 2014

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$169,402	$24,897
Marketable Securities	133,581	59,065
Accounts and Other Receivables	489	44
Prepaid and Other Current Assets	1,717	1,108

Total Current Assets	305,189	85,114

Property and Equipment, Net	9,973	7,205
Intangible Assets, Net	22,820	23,833
Other Assets	148	424
Goodwill	8,965	8,965

Total Assets	$347,095	$125,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,243	$745
Accrued Expenses	17,179	10,960
Current Portion of Long-Term Liabilities	928	388
Current Portion of Term Loan	—	5,592

Total Current Liabilities	20,350	17,685

Term Loan, less Current Portion	—	5,746
Other Long-Term Liabilities	6,950	6,336

Total Liabilities	27,300	29,767

Commitments and Contingent Liabilities (Notes 14 and 16)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2013 and 2012	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 89,246,832 and 64,359,513 Shares Issued and Outstanding at December 31, 2013 and 2012, respectively	89	64
Additional Paid-In Capital	662,717	357,094
Accumulated Other Comprehensive Income	2,668	2,745
Accumulated Deficit	(345,679)	(264,129)

Total Stockholders' Equity	319,795	95,774

Total Liabilities and Stockholders' Equity	$347,095	$125,541

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
REVENUE:
Product Development and Licensing Agreements	$160	$146	$110
Contracts and Grants	1,617	281	36
Product Royalties	2,334	10,775	9,119

Total Revenue	4,111	11,202	9,265

OPERATING EXPENSE:
Research and Development	67,401	47,398	32,439
Royalty	2,334	10,775	9,119
General and Administrative	14,805	10,016	9,193
Amortization of Acquired Intangible Assets	1,013	1,090	1,913

Total Operating Expense	85,553	69,279	52,664

Operating Loss	(81,442)	(58,077)	(43,399)
Investment and Other Income, Net	819	530	396
Interest Expense	(927)	(1,576)	(1,796)

Net Loss	$(81,550)	$(59,123)	$(44,799)

Basic and Diluted Net Loss Per Common Share (See Note 2)	$(1.02)	$(1.02)	$(1.13)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 2)	79,777	57,713	39,501

COMPREHENSIVE LOSS:
Net Loss	$(81,550)	$(59,123)	$(44,799)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3)	2	(9)
Unrealized (Loss) Gain on Marketable Securities	(74)	91	(90)

Comprehensive Loss	$(81,627)	$(59,030)	$(44,898)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2010	32,055,382	$32	$232,679	$2,751	$(160,207)	$75,255
Shares Issued under Stock Option and Employee Stock Purchase Plans	80,254	—	173	—	—	173
Shares Issued in Connection with Cantor Agreement	575,000	1	2,154	—	—	2,155
Shares Issued in Underwritten Offering	11,500,000	11	33,684	—	—	33,695
Share-Based Compensation	—	—	2,342	—	—	2,342
Foreign Currency Translation Adjustments	—	—	—	(9)	—	(9)
Unrealized Losses on Marketable Securities	—	—	—	(90)	—	(90)
Net Loss	—	—	—	—	(44,799)	(44,799)

Balance at December 31, 2011	44,210,636	44	271,032	2,652	(205,006)	68,722
Shares Issued under Stock Option and Employee Stock Purchase Plans	70,587	—	163	—	—	163
Shares Issued in Connection with Cantor Agreement	8,003,290	8	40,130	—	—	40,138
Shares Issued in Underwritten Offering	12,075,000	12	43,471	—	—	43,483
Share-Based Compensation	—	—	2,298	—	—	2,298
Foreign Currency Translation Adjustments	—	—	—	2	—	2
Unrealized Gains on Marketable Securities	—	—	—	91	—	91
Net Loss	—	—	—	—	(59,123)	(59,123)

Balance at December 31, 2012	64,359,513	64	357,094	2,745	(264,129)	95,774
Shares Issued under Stock Option and Employee Stock Purchase Plans	840,228	1	5,402	—	—	5,403
Shares Issued in Connection with Cantor Agreement	2,433,608	2	17,132	—	—	17,134
Shares Issued in Underwritten Offering	21,613,483	22	278,541	—	—	278,563
Share-Based Compensation	—	—	4,548	—	—	4,548
Foreign Currency Translation Adjustments	—	—	—	(3)	—	(3)
Unrealized Losses on Marketable Securities	—	—	—	(74)	—	(74)
Net Loss	—	—	—	—	(81,550)	(81,550)

Balance at December 31, 2013	89,246,832	$89	$662,717	$2,668	$(345,679)	$319,795

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(81,550)	$(59,123)	$(44,799)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and Amortization	1,932	2,047	2,248
Amortization of Intangible Assets	1,013	1,090	1,913
Amortization and Premium of Marketable Securities	(1,366)	(660)	17
Realized (Gain) Loss on Sales and Maturities of Marketable Securities	—	(6)	5
Gain on Sale or Disposal of Assets	(21)	(74)	(58)
Stock-Based Compensation Expense	4,548	2,298	2,342
Non-Cash Interest Expense	97	226	307
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(445)	126	154
Prepaid and Other Current Assets	(706)	33	241
Other Assets	276	(95)	34
Accounts Payable and Accrued Expenses	7,236	3,762	2,076
Other Liabilities	1,317	594	(138)

Net Cash Used in Operating Activities	(67,669)	(49,782)	(35,658)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	38,894	52,360	51,003
Purchases of Marketable Securities	(112,118)	(69,255)	(52,717)
Acquisition of Property and Equipment	(4,219)	(303)	(509)
Proceeds from Sale or Disposal of Assets	21	218	68

Net Cash Used in Investing Activities	(77,422)	(16,980)	(2,155)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	295,697	83,784	36,023
Proceeds from Issuance of Stock from Employee Benefit Plans	5,403	—	—
(Payments) Issuance of Term Loan	(11,029)	(3,971)	5,000
Payment of Convertible Subordinated Debt	—	—	(12,503)
Payment of Other Liabilities	(472)	(55)	(86)

Net Cash Provided by Financing Activities	289,599	79,758	28,434

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	2	(9)

Net Increase (Decrease) in Cash and Cash Equivalents	144,505	12,998	(9,388)
Cash and Cash Equivalents at Beginning of Period	24,897	11,899	21,287

Cash and Cash Equivalents at End of Period	$169,402	$24,897	$11,899

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,209	$1,384	$1,560

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND OVERVIEW

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. The Company's lead drug candidates include rindopepimut (also referred to as CDX-110) and glembatumumab vedotin (also referred to as CDX-011). Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma. Glembatumumab vedotin is an antibody-drug conjugate in a randomized study in patients with triple negative breast cancer that over-express gpNMB designed to obtain accelerated approval. The Company has a number of earlier stage candidates in clinical development, including varlilumab (also referred to as CDX-1127), a fully human therapeutic monoclonal antibody in a Phase 1 study for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor and CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells for cancer indications.

        At December 31, 2013, the Company had cash, cash equivalents and marketable securities of $303.0 million. The Company incurred a loss of $81.6 million for the year ended December 31, 2013. Net cash used in operations for the year ended December 31, 2013 was $67.7 million. The Company believes that the cash, cash equivalents and marketable securities at December 31, 2013 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

Concentration of Credit Risk and of Significant Customers and Suppliers

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

        Revenue from Glaxo represented 57%, 96% and 98% for the years ended December 31, 2013, 2012 and 2011 and of total Company revenue, respectively.

        The Company relies on contract manufacturing organizations (CMO) to manufacture drug substance and drug product for its late-stage clinical studies of rindopepimut and glembatumumab vedotin as well as for future commercial supplies. The Company also relies on CMOs for supply of raw materials as well as filling, packaging, storage and shipping of drug product. These clinical studies would be adversely affected by a significant interruption in the supply of rindopepimut and glembatumumab vedotin.

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

Property and Equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over five years and computer equipment is depreciated over three years. Manufacturing equipment is amortized over seven to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the non-cancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and any resulting gain or loss is reflected in the Company's consolidated statements of operations and comprehensive loss.

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

        IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. As part of the annual impairment test of the IPR&D assets as of July 1, 2013, the Company bypassed the optional qualitative assessment and performed a calculation of the fair value of the asset. The Company concluded that the IPR&D assets were not impaired.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under U.S. GAAP. As part of its annual impairment test of the goodwill asset as of July 1, 2013, the Company bypassed the optional qualitative assessment and performed the two-step impairment test. The Company concluded that the goodwill asset was not impaired.

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

        The Company has entered into and in the future may enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic drug products. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. In accounting for these transactions, the Company allocates revenue to the various elements based on their relative fair value. The fair value of a revenue generating element can be based on current selling prices offered by the Company or another party for current products or the Company's best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

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

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss). At December 31, 2013 and December 31, 2012, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million. In 2011, the Company's foreign subsidiary voluntarily liquidated in order to consolidate the Company's foreign operations into Celldex Therapeutics, Inc.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2013, 2012 and 2011.

        In January 2013, the Company adopted a new U.S. GAAP accounting standard which requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations or financial position.

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

	Year Ended December 31,
	2013	2012	2011
Stock options	5,770,544	5,349,810	4,459,034
Restricted stock	6,000	6,000	6,000

	5,776,544	5,355,810	4,465,034

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

(3) COMPREHENSIVE LOSS

        The changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2013, 2012 and 2011.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2012	$156	$2,589	$2,745
Other comprehensive income (loss) before reclassifications	(74)	(3)	(77)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive income	(74)	(3)	(77)

Balance at December 31, 2013	$82	$2,586	$2,668

(4) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's financial assets subject to fair value measurements:

	As of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$148,549	—	$148,549	—
Marketable securities	$133,581	—	$133,581	—

	$282,130	—	$282,130	—

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,688	$18,688	—	—
Marketable securities	$59,065	—	$59,065	—

	$77,753	$18,688	$59,065	—

        There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company's financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable and accounts payable. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.

(5) MARKETABLE SECURITIES

        A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$55,531	$27	$(4)	$55,554
Maturing after one year through three years	18,234	56	(4)	18,286

Total U.S. government and municipal obligations	$73,765	$83	$(8)	$73,840

Corporate debt securities
Maturing in one year or less	$38,973	$9	$(9)	$38,973
Maturing after one year through three years	20,761	12	(5)	20,768

Total corporate debt securities	$59,734	$21	$(14)	$59,741

Total marketable securities	$133,499	$104	$(22)	$133,581

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) MARKETABLE SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

        The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of December 31, 2013.

(6) PROPERTY AND EQUIPMENT, NET

        Property and equipment include the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Laboratory Equipment	$3,699	$3,164
Manufacturing Equipment	2,130	2,055
Office Furniture and Equipment	1,386	1,264
Leasehold Improvements	14,493	12,932
Construction in Progress	257	115

Total Property and Equipment	21,965	19,530
Less Accumulated Depreciation and Amortization	(11,992)	(12,325)

	$9,973	$7,205

        Depreciation and amortization expense related to property and equipment was $1.9 million, $2.0 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets, net of accumulated amortization, and goodwill are as follows:

	December 31, 2013				December 31, 2012
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(3,812)	10,688	14,500	(2,915)	11,585
Core Technology	11 years	1,296	(964)	332	1,296	(848)	448

Total Intangible Assets		$27,596	$(4,776)	$22,820	$27,596	$(3,763)	$23,833

Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

        The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at December 31, 2013, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized, accelerated approval study in patients with triple negative breast cancer that over-express gpNMB.

        Amortization expense for intangible assets was $1.0 million, $1.1 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future amortization expense of intangible assets for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 is $1.0 million, $1.0 million, $1.0 million, $0.9 million and $0.9 million, respectively.

(8) ACCRUED EXPENSES

        Accrued expenses include the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Accrued Royalty and License Fees	$250	$1,776
Accrued Payroll and Employee Benefits	3,515	925
Accrued Research and Development Contract Costs	11,840	7,569
Accrued Professional Fees	556	317
Other Accrued Expenses	1,018	373

	$17,179	$10,960

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Deferred Rent	$419	$434
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	1,630	1,118
Deferred Revenue	1,168	—
Loan Payable	—	472
Other	—	39

Total	7,878	6,724
Less Current Portion	(928)	(388)

Long-Term Portion	$6,950	$6,336

        In January 2013, 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $0.8 million, $0.8 million and $0.6 million to an independent third party for $0.8 million, $0.7 million and $0.5 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the years ended December 31, 2013 and 2012, the Company recorded $0.2 million and $0.1 million to other income related to the sale of these tax benefits, respectively.

        In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company will perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years. The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement. The Company will bill Rockefeller quarterly for actual time and direct costs incurred and record those amounts to revenue in the quarter the services are performed. The Company recorded $1.4 million in revenue related to the Rockefeller agreement during the year ended December 31, 2013.

(10) TERM LOAN

        In December 2010, the Company entered into a loan and security agreement with MidCap Financial, LLC pursuant to which the Company borrowed $10.0 million under a term loan from MidCap. In March 2011, the Company amended the loan agreement and borrowed an additional $5.0 million from General Electric Capital Corporation to increase the amount owed under the term loan to $15.0 million. In March 2012, the Company amended the loan agreement to extend the maturity date from December 2013 to December 2014. In May 2013, the Company elected to prepay the outstanding principal under the term loan in full, pursuant to the terms of its loan agreement, as amended, and paid $8.8 million in principal and $0.7 million in interest, prepayment and final payment fees. The Company's obligations under the loan agreement had been collateralized by a first priority security interest in substantially all of its assets, other than its intellectual property. In connection with the repayment of the term loan and the termination of the loan agreement, those security interests

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) TERM LOAN (Continued)

were released. Interest expense on the term loan was $0.8 million, $1.5 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(11) STOCKHOLDERS' EQUITY

Common Stock

        In April 2010, the Company filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a dollar amount of $150 million. The shelf registration went effective on April 22, 2010. In December 2012, the Company filed a new shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the new shelf registration statement up to a dollar amount of $200 million. The new shelf registration went effective on January 16, 2013. In December 2013, the Company filed a new automatic shelf registration statement.

        During the years ended December 31, 2013, 2012 and 2011, Company issued 21,613,483, 12,075,000 and 11,500,000 shares of its common stock in underwritten public offerings resulting in net proceeds to the Company of $278.6 million, $43.5 million and $33.7 million, after deducting underwriting fees and offering expenses, respectively.

        During the years ended December 31, 2013, 2012 and 2011, Company issued 2,433,608, 8,003,290 and 575,000 shares of its common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to the Company of $17.1 million, $40.1 million and $2.2 million, after deducting commission and offering expenses, respectively.

Convertible Preferred Stock

        At December 31, 2013, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock").

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

Employee Stock Purchase Plan

        At December 31, 2013, a total of 200,000 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2013 and 2012, the Company issued 11,823 and 5,935 shares under the 2004 ESPP Plan, respectively. At December 31, 2013, 164,124 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2013, the 2008 Plan allowed for a maximum of 7,400,000 shares of common stock to be issued for grants of Stock Options and other Awards made prior to March 7, 2018 and grants of Incentive Stock Options made prior to October 20, 2017. The Company's board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

        A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2012	5,349,810	$5.98	7.0
Granted	1,252,000	$16.44
Exercised	(816,405)	$6.53
Canceled	(14,861)	$6.97

Options Outstanding at December 31, 2013	5,770,544	$8.17	7.0

Options Vested and Expected to Vest at December 31, 2013	5,712,596	$8.12	7.0
Options Exercisable at December 31, 2013	3,297,190	$6.30	5.6
Shares Available for Grant under the 2008 Plan	2,102,942

        The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $10.0 million, $0.2 million and $0.03 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $10.51, $3.67 and $1.83, respectively. The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $2.1 million and $2.6 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2013 was $92.6 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2013 was $91.9 million. As of December 31, 2013, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $14.4 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.8 years.

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2012	6,000	$4.50
Granted	12,000	$15.20
Vested	(12,000)	$9.85
Canceled	—	—

Outstanding and unvested at December 31, 2013	6,000	$15.20

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was recorded as follows:

	2013	2012	2011
	(In thousands)
Research and development	$2,640	$1,415	$1,412
General and administrative	1,908	883	930

Total stock-based compensation expense	$4,548	$2,298	$2,342

        The fair values of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected stock price volatility	71 - 72%	70 - 72%	68 - 70%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.2 - 2.1%	0.9 - 1.4%	1.4 - 2.9%
Expected dividend yield	None	None	None

        The Company estimates expected term based on historical exercise patterns. The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption. The risk-free interest rate is based upon the yield of U.S. Treasury securities consistent with the expected term of the option. The dividend yield assumption is based on the Company's history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

(13) REVENUE

        In 1997, the Company licensed its oral rotavirus strain to GlaxoSmithKline plc (Glaxo) and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix rotavirus vaccine in 1995 and owed a license fee of 30% to Cincinnati Children's Hospital Medical Center (CCH) on net royalties received from Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. (PRF) purchased a 70% interest in the net royalties the Company received on worldwide sales of Rotarix. In December 2012, the Glaxo agreement expired automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement. The Company's retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company's retained interest in Rotarix was $2.3 million, $10.8 million and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense was $0.7 million, $0.7 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Medarex, Inc., a subsidiary of Bristol-Myers Squibb (Medarex)

        The Company and Medarex have entered into an assignment and license agreement, as amended, that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product. Under the terms of the agreement, the Company may be required to pay royalties in the low-single digits on any net product sale of a Licensed Royalty-Bearing Product or Anti-Mannose Product to Medarex until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product.

        The Company and Medarex have also entered into a research and commercialization agreement, as amended, that provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies until December 2015. Under the terms of the agreement, the Company may be required to pay milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low-to-mid single digits on any net product sales to Medarex with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, the Company exercised an option under the agreement, whereby it licensed from Medarex access to the UltiMab technology to develop and commercialize human antibodies to CD27, including varlilumab.

Rockefeller University (Rockefeller)

        In November 2005, the Company and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. The Company may be required to pay milestones of up to $3.9 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low-to-mid single digits on any net product sales to Rockefeller with respect to development and commercialization of the human DEC-205 receptor.

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

required to pay milestone of up to $0.7 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Duke with respect to development and commercialization of rindopepimut.

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

University of Southampton, UK (Southampton)

        In November 2008, the Company entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. The Company may be required to pay milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales to Southampton with respect to development and commercialization of varlilumab.

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

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with the CuraGen acquisition, the Company assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary antibody-drug conjugate (ADC) technology for use with the Company's proprietary antibodies for the potential treatment of cancer. In February 2014, the Company paid $2.5 million in milestones to Seattle Genetics as a result of the METRIC initiation. The Company may be required to pay milestones of up to $5.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

in the mid-single digits on any net product sales to Seattle Genetics with respect to development and commercialization of the ADC technology, including glembatumumab vedotin and CDX-014.

(15) INCOME TAXES

        The components of income tax expense attributable to continuing operations consist of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax benefit (provision):
Federal	$30,962	$19,394	$16,204
State	4,920	4,237	3,131
Foreign	—	—	84
Expiration of Net Operating Losses and Research & Development Tax Credits	(126)	(1,426)	(411)

	35,756	22,205	19,008
Deferred tax valuation allowance	(35,756)	(22,205)	(19,008)

	$—	$—	$—

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2013	2012	2011
	(In thousands)
Pre-tax loss	$(81,550)	$(59,123)	$(44,799)

Loss at Statutory Rates	(27,727)	(20,102)	(15,213)
Research and Development Credits	(3,261)	—	(1,736)
State Taxes	(4,920)	(4,237)	(3,131)
Other	26	708	661
Expiration of Net Operating Losses and Research & Development Tax Credits	126	1,426	411
Change in Valuation Allowance	35,756	22,205	19,008

Income tax (benefit) provision	$—	$—	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        The principal components of the deferred tax assets and liabilities at December 31, 2013 and 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$79,558	$67,728
Tax Credit Carryforwards	25,582	20,692
Deferred Expenses	61,370	43,226
Stock-based Compensation	3,926	3,264
Fixed Assets	1,638	2,156
Accrued Expenses and Other	623	241

	172,697	137,307
Gross Deferred Tax Liabilities
Other Acquired Intangibles	(4,115)	(4,481)
IPR&D Intangibles	(4,661)	(4,661)

	(8,776)	(9,142)

Total Deferred Tax Assets and Liabilities	163,921	128,165
Deferred Tax Assets Valuation Allowance	(168,582)	(132,826)

Net Deferred Tax Asset (Liability)	$(4,661)	$(4,661)

        The net deferred tax liability of $4.7 million at December 31, 2013 and 2012 relates to the temporary differences associated with the IPR&D intangible assets acquired in the CuraGen acquisition, which are not deductible for tax purposes.

        As of December 31, 2013, the Company had the following federal net operating loss ("NOL") carryforwards:

  •
  Prior to the merger of the Company and AVANT, $33.0 million was generated by the Company which expire at various dates starting in 2023 and going through 2028;

  •
  Prior to the merger of the Company and AVANT, $101.2 million, net of expirations and utilization, was generated by AVANT which expire at various dates starting in 2018 and going through 2028. During the years ended, December 31, 2013 and 2012, NOLs of $0 and $16.4 million expired, respectively;

  •
  Following the merger of the Company and AVANT, $131.7 million was generated by the combined company which expire at various dates starting in 2028 and going through 2033; and

  •
  Prior to its acquisition by the Company, $518.3 million was generated by CuraGen.

        As of December 31, 2013, the Company has an additional $6.0 million of federal and state net operating losses not reflected above, that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet once they are "realized" in accordance with ASC 718.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such ownership changes can significantly limit the amount of NOLs that may be utilized in future periods. The Company currently expects that it is remote that the CuraGen NOLs may be utilized and, as such, no related asset has been recorded for such losses. The Company has not completed an analysis of losses generated by AVANT, however, the Company believes it is remote that $60.8 million of the AVANT NOLs may be utilized in future periods and there may be substantial limitations on the Company's ability to use the remaining NOLs of $40.4 million. Following the merger of the Company and AVANT, the Company experienced changes in ownership as defined by Section 382 in June 2009 and December 2009. Further, prior to the AVANT merger, the Company as a stand alone company experienced a change in ownership in October 2007. As a result of the ownership change in October 2007, utilization of the Company's NOLs prior to October 2007 is subject to an annual limitation of $4.5 million on $28.3 million of NOLs generated before that date. As a result of the ownership changes in June 2009 and December 2009, there is an annual limitation amount of $6.0 million on $67.7 million NOLs. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

        Similar to the AVANT and CuraGen NOL carryforwards above, the Company believes that it is not more likely than not that federal and state research and development ("R&D") credits of $20.8 million and $14.4 million, respectively, will be utilized in the future periods. Further, the Company's ability to use the state NOLs of approximately $108.3 million and the remaining federal and state R&D credit carryforwards of approximately $19.4 million and $9.3 million, respectively, may be substantially limited. These state NOLs and federal and state credits expire at various dates starting in 2016 going through 2033. The Company has not yet completed a study of these credits to substantiate the amounts. Until a study is completed, no amounts are being presented as an uncertain tax position.

        Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        The Company applies the authoritative guidance on account for and disclosure of uncertainty in income tax positions which requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty perfect likelihood of being realized upon the ultimate settlement with the relevant taxing authority. At December 31, 2013 and 2012, we had no unrecognized tax benefits. A full valuation allowance has been provided against our deferred tax assets and liabilities and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any other jurisdictions for any tax year.

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at December 31, 2013 against the Company's net deferred tax assets.

        The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 under which the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The effects of the change in the tax law were recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

(16) COMMITMENTS AND CONTINGENCIES

        The Company has facility and equipment leases that expire at various dates through 2019. Certain of these facility leases contain renewal options, early termination provisions, and provisions that escalate the base rent payments and require the Company to pay common area maintenance costs ("CAM") during the lease term. The following obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2013 do not include the exercise of renewal terms or early termination provisions (in thousands):

2014	$2,666
2015	2,863
2016	2,914
2017	1,765
2018	501
Thereafter	167

Total minimum lease payments	$10,876

        The Company's total rent and CAM expense for all facility leases was $2.7 million, $2.5 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(17) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2013	Q1 2013	Q2 2013	Q3 2013	Q4 2013
	(In thousands, except per share amounts)
Total revenue	$2,414	$97	$980	$620
Net loss	(17,332)	(19,016)	(23,140)	(22,062)
Basic and diluted net loss per common share	(0.23)	(0.24)	(0.29)	(0.27)

2012	Q1 2012	Q2 2012	Q3 2012	Q4 2012
	(In thousands, except per share amounts)
Total revenue	$2,433	$2,009	$3,113	$3,647
Net loss	(13,516)	(13,773)	(15,027)	(16,807)
Basic and diluted net loss per common share	(0.27)	(0.23)	(0.25)	(0.27)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2013, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex Therapeutic, Inc.," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2014 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2014 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2014 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2014 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2014 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2014 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2014 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2014 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2014 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	8-K (000-15006)	2.1	10/22/07
2.2	Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc.	8-K (000-15006)	2.1	5/29/09
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws as of March 14, 2007	10-K (000-15006)	3.5	3/18/08
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	S-3 (000-15006)	4.13	12/21/12

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.2	Shareholder Rights Agreement dated November 5, 2004	8-A (000-15006)	4.1	11/8/04
4.3	Amendment No. 1 to Shareholder Rights Agreement dated October 19, 2007	8-A/A (000-15006)	10.1	10/22/07
4.4	Amendment No. 2 to Shareholder Rights Agreement dated March 7, 2008	8-A/A (000-15006)	10.1	3/7/08
4.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 53 LLC dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
*10.4	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.5	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.6	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.7	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.8	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.9	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.10	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.11	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.12	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and the Company	S-4 (333-148291)	10.2	1/18/08
*10.13	License Agreement dated September 1, 2006 by and between Duke University and the Company	S-4 (333-148291)	10.3	1/18/08
10.14	Amendment to License Agreement between Duke University and the Company dated April 2, 2008	10-K/A (000-15006)	10.5	12/23/10
*10.15	License Agreement between Duke University, The Johns Hopkins University and the Company dated December 31, 2003	10-K/A (000-15006)	10.11	12/23/10
*10.16	Amendment to License Agreement between Duke University, The Johns Hopkins University and the Company dated April 2, 2008	10-K/A (000-15006)	10.13	12/23/10
*10.17	Assignment and License Agreement, as amended, dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.4	1/18/08
*10.18	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.19	Supply Agreement dated August 18, 2006 by and between the Company and Biosyn	S-4 (333-148291)	10.9	1/18/08
*10.20	Research Collaboration and Commercialization Agreement effective October 20, 2006 between the Company and the Ludwig Institute for Cancer Research	10-K (000-15006)	10.45	3/2/09
*10.21	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.22	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.23	Collaboration Agreement dated June 18, 2004 between Seattle Genetics and CuraGen	10-K (000-15006)	10.27	3/12/10
*10.24	Second Restated Collaboration Agreement dated April 12, 2004 and amended October 19, 2004 between Abgenix Inc. and CuraGen	10-K (000-15006)	10.28	3/12/10
10.25	Amgen Letter Agreement, by and between CuraGen and Amgen Fremont, Inc. dated May 2, 2009	10-K (000-15006)	10.29	3/12/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.26	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen	10-K (000-15006)	10.30	3/12/10
*10.27	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
10.28	Master Services Agreement dated March 29, 2010 by and between the Company and Prologue Research International, Inc. (Prologue)	10-Q (000-15006)	10.2	11/3/11
10.29	Amendment to Master Services Agreement dated July 6, 2011 by and between the Company and Novella Clinical Inc. (formerly known as Prologue)	10-Q (000-15006)	10.3	11/3/11
10.30	Master Services Agreement dated May 6, 2013 by and between the Company and PPD Development, LLC	10-Q (000-15006)	10.3	8/6/13
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.31	Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	10.1.3	1/6/11
10.32	Amendment No. 1 to Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co., dated September 20, 2012	8-K (000-15006)	10.1	9/24/12
Material Contracts—Management Contracts and Compensatory Plans
†10.33	2008 Stock Option and Incentive Plan, as amended and restated	8-K (000-15006)	10.1	6/14/12
†10.34	2004 Employee Stock Purchase Plan, as amended and restated	8-K (000-15006)	10.1	6/13/13
†10.35	Employment Agreement, dated as of January 1, 2013, by and between the Company and Anthony S. Marucci	8-K (000-15006)	10.1	12/21/12
†10.36	Employment Agreement, dated as of January 1, 2013, by and between the Company and Avery W. Catlin	8-K (000-15006)	10.2	12/21/12
†10.37	Employment Agreement, dated as of January 1, 2013, by and between the Company and Thomas Davis, MD	8-K (000-15006)	10.3	12/21/12
†10.38	Employment Agreement, dated as of January 1, 2013, by and between the Company and Tibor Keler, Ph.D.	8-K (000-15006)	10.4	12/21/12
†10.39	Employment Agreement, dated as of January 1, 2013, by and between the Company and Ronald A. Pepin, Ph.D.	8-K (000-15006)	10.5	12/21/12
†10.40	Form of Stock Option Agreement	8-K (000-15006)	10.1	1/25/10
†10.41	CuraGen 2007 Stock Incentive Plan, amended and restated	10-K (000-15006)	10.41	3/12/10
†10.42	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
+101	XBRL Instance Document
+102	XBRL Taxonomy Extension Schema Document
+103	XBRL Taxonomy Extension Calculation Linkbase Document
+104	XBRL Taxonomy Extension Definition Linkbase Document
+105	XBRL Taxonomy Extension Label Linkbase Document
+106	XBRL Taxonomy Extension Presentation Linkbase Document

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
March 3, 2014		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 3, 2014
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2014
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	March 3, 2014
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	March 3, 2014
/s/ GEORGE O. ELSTON George O. Elston	Director	March 3, 2014
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 3, 2014
/s/ TIMOTHY M. SHANNON, M.D. Timothy M. Shannon, M.D.	Director	March 3, 2014
/s/ KAREN L. SHOOS Karen L. Shoos	Director	March 3, 2014

QuickLinks

CELLDEX THERAPEUTICS, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2013
TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
Phase 2 Frontline Long-term Overall Survival Assessments
EMERGE: Overall Response Rate and Disease Control Data
EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. MINE SAFETY DISCLOSURES
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND PEER GROUP INDICES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Phase 2 Frontline Long-term Overall Survival Assessments
Interim ReACT Overall Survival and Progression-free Survival in Avastin-Naïve Recurrent GBM
EMERGE: Overall Response Rate and Disease Control Data
EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CELLDEX THERAPEUTICS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
CELLDEX THERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except per share amounts)
CELLDEX THERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CELLDEX THERAPEUTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
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