Form 10-Q
period 2014-03-31
Celldex Therapeutics, Inc.
filed 2014-05-01
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-15006

CELLDEX THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 13-3191702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville III Building, 53 Frontage Road, Suite 220, Hampton, New Jersey 08827

(Address of principal executive offices) (Zip Code)

(908) 200-7500

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

As of April 22, 2014, 89,357,843 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$56,902	$169,402
Marketable Securities	217,324	133,581
Accounts and Other Receivables	305	489
Prepaid and Other Current Assets	2,288	1,717
Total Current Assets	276,819	305,189
Property and Equipment, Net	10,216	9,973
Intangible Assets, Net	22,567	22,820
Other Assets	132	148
Goodwill	8,965	8,965
Total Assets	$318,699	$347,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,414	$2,243
Accrued Expenses	14,966	17,179
Current Portion of Long-Term Liabilities	1,127	928
Total Current Liabilities	19,507	20,350
Other Long-Term Liabilities	7,346	6,950
Total Liabilities	26,853	27,300

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2014 and December 31, 2013	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 89,357,843 and 89,246,832 Shares Issued and Outstanding at March 31, 2014 and December 31, 2013, respectively	89	89
Additional Paid-In Capital	664,669	662,717
Accumulated Other Comprehensive Income	2,670	2,668
Accumulated Deficit	(375,582)	(345,679)
Total Stockholders’ Equity	291,846	319,795
Total Liabilities and Stockholders’ Equity	$318,699	$347,095

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE:
Product Development and Licensing Agreements	$35	$30
Contracts and Grants	381	50
Product Royalties	—	2,334
Total Revenue	416	2,414

OPERATING EXPENSE:
Research and Development	27,070	14,090
Royalty	—	2,334
General and Administrative	4,582	3,138
Amortization of Acquired Intangible Assets	253	253
Total Operating Expense	31,905	19,815

Operating Loss	(31,489)	(17,401)
Investment and Other Income, Net	1,586	379
Interest Expense	—	(310)
Net Loss	$(29,903)	$(17,332)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.33)	$(0.23)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	89,270	74,027

COMPREHENSIVE LOSS:
Net Loss	$(29,903)	$(17,332)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	1	(2)
Unrealized (Loss) Gain on Marketable Securities	1	(54)
Comprehensive Loss	$(29,901)	$(17,388)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(29,903)	$(17,332)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	579	468
Amortization of Intangible Assets	253	253
Amortization and Premium of Marketable Securities	(2,129)	(969)
Stock-Based Compensation Expense	1,250	708
Non-Cash Interest Expense	—	56
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	184	(60)
Prepaid and Other Current Assets	(1,051)	(1,234)
Other Assets	16	188
Accounts Payable and Accrued Expenses	(1,669)	206
Other Liabilities	595	516
Net Cash Used in Operating Activities	(31,875)	(17,200)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	31,283	7,394
Purchases of Marketable Securities	(112,416)	(53,809)
Acquisition of Property and Equipment	(195)	(162)
Net Cash Used in Investing Activities	(81,328)	(46,577)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	—	114,187
Proceeds from Issuance of Stock from Employee Benefit Plans	702	1,660
Payments of Term Loan	—	(1,323)
Payments of Other Liabilities	—	(15)
Net Cash Provided by Financing Activities	702	114,509

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(2)

Net (Decrease) Increase in Cash and Cash Equivalents	(112,500)	50,730
Cash and Cash Equivalents at Beginning of Period	169,402	24,897
Cash and Cash Equivalents at End of Period	$56,902	$75,627

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2014.

At March 31, 2014, the Company had cash, cash equivalents and marketable securities of $274.2 million.  The Company incurred a loss of $29.9 million for the three months ended March 31, 2014.  Net cash used in operations for the three months ended March 31, 2014 was $31.9 million.  The Company believes that the cash, cash equivalents and marketable securities at March 31, 2014 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the adoption of new accounting standards during the first three months of 2014 as discussed below.

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

	As of March 31,
	2014	2013

Stock options	5,667,953	5,085,309
Restricted stock	3,000	3,000
	5,670,953	5,088,309

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three months ended March 31, 2014 and 2013 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2014 and 2013.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
		(In thousands)
Balance at December 31, 2013	$82	$2,586	$2,668
Other comprehensive income (loss) before reclassifications	1	1	2
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	1	1	2
Balance at March 31, 2014	$83	$2,587	$2,670

Balance at December 31, 2012	$156	$2,589	$2,745
Other comprehensive income (loss) before reclassifications	(54)	(2)	(56)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(54)	(2)	(56)
Balance at March 31, 2013	$102	$2,587	$2,689

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of March 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$53,361	$—	$53,361	$—
Marketable securities	217,324	—	217,324	—
	$270,685	$—	$270,685	$—

	As of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$148,549	$—	$148,549	$—
Marketable securities	133,581	—	133,581	—
	$282,130	$—	$282,130	$—

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
	(In thousands)
March 31, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$40,967	$32	$—	$40,999
Maturing after one year through three years	43,248	84	(23)	43,309
Total U.S. government and municipal obligations	$84,215	$116	$(23)	$84,308
Corporate debt securities
Maturing in one year or less	$96,375	$38	$(29)	$96,384
Maturing after one year through three years	36,651	12	(31)	36,632
Total corporate debt securities	$133,026	$50	$(60)	$133,016
Total marketable securities	$217,241	$166	$(83)	$217,324

December 31, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$55,531	$27	$(4)	$55,554
Maturing after one year through three years	18,234	56	(4)	18,286
Total U.S. government and municipal obligations	$73,765	$83	$(8)	$73,840
Corporate debt securities
Maturing in one year or less	$38,973	$9	$(9)	$38,973
Maturing after one year through three years	20,761	12	(5)	20,768
Total corporate debt securities	$59,734	$21	$(14)	$59,741
Total marketable securities	$133,499	$104	$(22)	$133,581

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of March 31, 2014.  Marketable securities include $1.3 million and $0.9 million in accrued interest at March 31, 2014 and December 31, 2013, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2014			December 31, 2013
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(4,036)	10,464	14,500	(3,812)	10,688
Core Technology	11 years	1,296	(993)	303	1,296	(964)	332
Total Intangible Assets		$27,596	$(5,029)	$22,567	$27,596	$(4,776)	$22,820
Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at March 31, 2014, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized study for the treatment of triple negative breast cancer designed to obtain accelerated approval.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred Rent	$501	$419
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	2,252	1,630
Deferred Revenue	1,059	1,168
Total	8,473	7,878
Less Current Portion	(1,127)	(928)
Long-Term Portion	$7,346	$6,950

In January 2014, 2013, 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the three months ended March 31, 2014 and 2013, the Company recorded $0.4 million and $0.2 million to other income related to the sale of these tax benefits, respectively.

In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company will perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years. The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement. The Company will bill Rockefeller quarterly for actual time and direct costs incurred and record those amounts to revenue in the quarter the services are performed. The Company recorded $0.4 million in revenue related to the Rockefeller agreement during the three months ended March 31, 2014.

(9) Stockholders’ Equity

During the three months ended March 31, 2013, the Company issued 2,433,608 shares of its common stock under its controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to the Company of $17.1 million, after deducting commission and offering expenses.

During the three months ended March 31, 2013, the Company issued 13,800,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $97.0 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2013	5,770,544	$8.17	7.0
Granted	12,750	$26.37
Exercised	(107,814)	$6.10
Canceled	(7,527)	$10.46
Options Outstanding at March 31, 2014	5,667,953	$8.25	6.8
Options Vested and Expected to Vest at March 31, 2014	5,627,995	$8.21	6.8
Options Exercisable at March 31, 2014	3,371,583	$6.22	5.5
Shares Available for Grant under the 2008 Plan	2,097,719

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2014 was $16.91.  Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was recorded as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Research and development	$591	$441
General and administrative	659	267
Total stock-based compensation expense	$1,250	$708

The fair values of employee stock options granted during the three months ended March 31, 2014 and 2013 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2014	2013
Expected stock price volatility	71%	72%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	2.2%	1.4%
Expected dividend yield	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus.  The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2014 and December 31, 2013 against the Company’s net deferred tax assets.

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

•                  our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and other reports that we file with the Securities and Exchange Commission.

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

During the past five years through December 31, 2013, we incurred an aggregate of $201.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2014 and 2013. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Rindopepimut	$14,884	$8,911
Glembatumumab vedotin	7,824	1,109
Varlilumab	1,966	2,245
CDX-1401	541	224
CDX-301	316	149
CDX-014	650	316
Other Programs	889	1,136
Total R&D Expense	$27,070	$14,090

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

In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. ReACT was initially planned to enroll approximately 95 patients in a first or second relapse of GBM following receipt of standard therapy at approximately 25 sites across the United States. In August 2013, we announced the addition of an expansion cohort of approximately 75 patients (Group 2C) to better characterize the potential activity of rindopepimut in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. As amended, the ReACT study will now enroll approximately 170 patients across three groups. Approximately 70 patients (Group 1) who have yet to receive Avastin will be randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Another 100 patients, including the expansion cohort of 75 patients, who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression will receive rindopepimut plus Avastin in a single treatment arm. Study endpoints include 6 month progression free survival rate, objective response rate, or ORR, overall survival and safety and tolerability.

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

Interim ReACT Overall Survival and Progression-free Survival in Avastin-Naïve Recurrent GBM

	Rindopepimut & Avastin (n=20)	Control & Avastin (n=20)	Hazard Ratio

Overall survival	12.0 months	7.9 months	0.43 (0.13, 1.44)
p=0.16

Progression-free survival	3.7 months	2.0 months	0.74 (0.34, 1.61)
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

Enrollment to Group 1 (Avastin-naïve patients) and enrollment of at least the first 23 patients in Group 2C (Avastin-refractory patients) is expected to be completed by year-end 2014. Group 2C is designed as a two-stage cohort; evidence of anti-tumor activity in the first 23 patients will trigger full completion of enrollment to this arm of the study. Updated data from the study will be presented by year-end 2014.

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

In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator’s Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in greater than 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

EMERGE: Overall Response Rate and Disease Control Data

	gpNMB Over-Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	Investigator Choice	glembatumumab vedotin	Investigator Choice
	(n=25)	(n=8)	(n=12)	(n=4)
Response	32%	13%	33%	0%
Disease Control Rate	64%	38%	75%	25%

Responses per RECIST 1.1; IC = Investigator’s Choice; glembatumumab vedotin arm includes 15 patients who crossed over to receive glembatumumab vedotin treatment after progression on IC. Analysis of best response excludes patients who discontinued from study without evaluable post-baseline radiographic imaging (n=15 for glembatumumab vedotin arm; n=5 for IC arm).

EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data

	gpNMB Over-Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	Investigator Choice	glembatumumab vedotin	Investigator Choice

Median PFS (months)	2.7	1.5	3.0	1.5
	p=0.14		p=0.008

Median OS (months)	10.0	5.7	10.0	5.5
	p=0.18		p=0.003

When cross over patients are removed, median OS in patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.05) and median OS in triple negative patients with gpNMB over- expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.009).

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

In November 2013, we announced data from our ongoing open label, dose-escalating Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. The Phase 1 study is designed to test five escalating doses of varlilumab to determine a Phase 2 dose for further development based on safety, tolerability, potential activity and immunogenicity. The results suggest a favorable safety profile with no evidence of immune related toxicities. Clear biologic activity and promising signs of clinical activity were demonstrated in an advanced, refractory patient population including a complete response in Hodgkin disease, two additional patients with significant tumor shrinkage and eight patients with stable disease or better (PFS range of 3.0 to 14+ months). No maximum tolerated dose was reached to date and immune monitoring data in patients confirmed varlilumab’s mechanism of action. Expansion cohorts have been enrolling in metastatic melanoma and renal cell carcinoma and are planned in hematologic indications with initial data anticipated in mid-2014. We intend to initiate new studies of varlilumab in combination with various agents in the second half of 2014.

CDX-1401

CDX-1401, developed from our APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20 - 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to dendritic cells for generating robust immune responses against cancer cells expressing NY- ESO-1. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

The Phase 1 study assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or Poly ICLC in 45 patients with advanced malignancies refractory to all available therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients.  NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination.  Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either ipilimumab or an investigational checkpoint inhibitor and six of these patients had objective tumor regression. Six patients with melanoma received ipilimumab within three months of treatment with CDX-1401 and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent ipilimumab. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401 and both achieved partial responses.

The Phase 1 study has identified a well-tolerated and immunogenic regimen to take forward into the future studies. We are planning to initiate a Phase 1/2 study of varlilumab and ipilimumab (and potentially other checkpoint inhibitors) plus CDX-1401 in NY-ESO+ patients with metastatic melanoma in the second half of 2014. In addition, Celldex will provide support for a collaborative Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma. This study will be conducted by the Cancer Immunotherapy Trials Network under a cooperative research and development agreement, or CRADA, with the Cancer Therapy Evaluation Program of the National Cancer Institute.

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

In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we plan to initiate a pilot clinical study of CDX-301 as a single-agent and in combination with Mozobil in the transplant setting in the third quarter of 2014.

Preclinical Programs

CDX-014

CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. It is associated with kidney injury and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The antibody is linked to MMAE using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We have established preclinical proof-of-concept and are completing manufacturing and IND-enabling studies to support the initiation of Phase 1 clinical studies in renal cell carcinoma and potentially other TIM-1 expressing tumors in 2015.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for business combinations, revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared with Three Months Ended March 31, 2013

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$35	$30	$5	17%
Contracts and Grants	381	50	331	662%
Product Royalties	—	2,334	(2,334)	(100)%
Total Revenue	$416	$2,414	$(1,998)	(83)%
Operating Expense:
Research and Development	27,070	14,090	12,980	92%
Royalty	—	2,334	(2,334)	(100)%
General and Administrative	4,582	3,138	1,444	46%
Amortization of Acquired Intangible Assets	253	253	—	—
Total Operating Expense	31,905	19,815	12,090	61%
Operating Loss	(31,489)	(17,401)	14,088	81%
Investment and Other Income, Net	1,586	379	1,207	318%
Interest Expense	—	(310)	(310)	(100)%
Net Loss	$(29,903)	$(17,332)	$12,571	73%

Net Loss

The $12.6 million increase in net loss for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of an increase in research and development expenses.

Revenue

The $0.3 million increase in contracts and grants revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years.  The $2.3 million decrease in product royalty revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.  The terminated retained interests in Rotarix® net royalties which were not sold to Paul Royalty Fund II, L.P. had been equal to the amount payable to Cincinnati Children’s Hospital Medical Center and recognized as royalty expense by us.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Personnel	$4,460	$3,783	$677	18%
Laboratory Supplies	824	711	113	16%
Facility	1,200	1,118	82	7%
License Fees	2,610	69	2,541	3,683%
Product Development	17,153	7,815	9,338	1,195%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The $0.7 million increase in personnel expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to higher stock-based compensation of $0.2 million and increased headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut and glembatumumab vedotin programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.1 million increase in laboratory supply expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.1 million increase in facility expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an increase in amortization expense related to the leasehold improvements made at our headquarters facility in Hampton, New Jersey.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  The $2.5 million increase in license fee expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics as a result of the METRIC initiation.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $9.3 million increase in product development expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of an increase in clinical trial costs and contract manufacturing of $6.3 million and $2.9 million, respectively, primarily related to our rindopepimut and glembatumumab vedotin programs. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut and glembatumumab vedotin programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

The $2.3 million decrease in royalty expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.

General and Administrative Expense

The $1.4 million increase in general and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to higher stock-based compensation of $0.4 million, increased headcount and rindopepimut and glembatumumab vedotin commercial planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for rindopepimut and glembatumumab vedotin, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended March 31, 2014 were relatively consistent compared to the three months ended March 31, 2013.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $1.2 million increase in investment and other income, net for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to $1.0 million received in February 2014 in connection with our TopoTarget agreement and us recognizing $0.4 million and $0.2 million in other income related to the sale of New Jersey tax benefits during the three months ended March 31, 2014 and 2013, respectively.  Under our agreement with TopoTarget, we could receive commercial milestone payments related to future net sales of Belinostat or 10% of any sublicense income received by TopoTarget. We have no financial and operational responsibility for the clinical development of Belinostat under our agreement with TopoTarget. There are $2.0 million in potential payments remaining that we could receive under our agreement with TopoTarget. We anticipate investment income to increase over the next twelve months due to higher cash and investment balances resulting from our underwritten public offering in December 2013.

Interest Expense

The $0.3 million decrease in interest expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to our election in May 2013 to prepay our term loan in full, pursuant to the terms of our loan agreement.

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

At March 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $274.2 million. We incurred a loss of $29.9 million for the three months ended March 31, 2014.  Net cash used in operations for the three months ended March 31, 2014 was $31.9 million.  We believe that the cash, cash equivalents and marketable securities at March 31, 2014 are sufficient to meet estimated working capital requirements and fund planned operations for more than the next two years.

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

Operating Activities

Net cash used in operating activities was $31.9 million for the three months ended March 31, 2014 compared to $17.2 million for the three months ended March 31, 2013. The increase in net cash used in operating activities was primarily due to an increase in net loss of $12.6 million.  We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our rindopepimut and glembatumumab vedotin programs.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical studies and clinical trials, as our drug candidates are developed. We plan to spend significant amounts to progress our current drug candidates through the clinical trial and commercialization process as well as to develop additional drug candidates. As our drug candidates progress through the clinical trial process, we may be obligated to make significant milestone payments.

Investing Activities

Net cash used in investing activities was $81.3 million for the three months ended March 31, 2014 compared to $46.6 million for the three months ended March 31, 2013. The increase in net cash used in investing activities was primarily due to $81.1 million of net purchases of marketable securities for the three months ended March 31, 2014 compared to $46.4 million for the three months ended March 31, 2013.

Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2014 compared to $114.5 million for the three months ended March 31, 2013.  Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $0.7 million during the three months ended March 31, 2014 compared to $115.8 million for the three months ended March 31, 2013.  We paid $1.3 million in principal payments on our term loan during the three months ended March 31, 2013.  In May 2013, we elected to prepay our term loan in full, pursuant to the terms of our loan agreement.

Equity Offerings

During the three months ended March 31, 2013, we issued 2,433,608 shares of our common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to us of $17.1 million, after deducting commission and offering expenses.

During the three months ended March 31, 2013, we issued 13,800,000 shares of our common stock in an underwritten public offering resulting in net proceeds to us of $97.0 million, after deducting underwriting fees and offering expenses.

AGGREGATE CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 3, 2014 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2014 due to the short-term maturities of these instruments.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2014, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 1, 2014	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 1, 2014	Avery W. Catlin
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