Form 10-Q
period 2014-06-30
Celldex Therapeutics, Inc.
filed 2014-08-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, 89,403,761 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$40,797	$169,402
Marketable Securities	211,572	133,581
Accounts and Other Receivables	525	489
Prepaid and Other Current Assets	2,703	1,717
Total Current Assets	255,597	305,189
Property and Equipment, Net	10,601	9,973
Intangible Assets, Net	22,313	22,820
Other Assets	116	148
Goodwill	8,965	8,965
Total Assets	$297,592	$347,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,187	$2,243
Accrued Expenses	17,897	17,179
Current Portion of Long-Term Liabilities	2,118	928
Total Current Liabilities	21,202	20,350
Other Long-Term Liabilities	11,075	6,950
Total Liabilities	32,277	27,300

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2014 and December 31, 2013	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 89,396,160 and 89,246,832 Shares Issued and Outstanding at June 30, 2014 and December 31, 2013, respectively	89	89
Additional Paid-In Capital	666,334	662,717
Accumulated Other Comprehensive Income	2,748	2,668
Accumulated Deficit	(403,856)	(345,679)
Total Stockholders’ Equity	265,315	319,795
Total Liabilities and Stockholders’ Equity	$297,592	$347,095

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE:
Product Development and Licensing Agreements	$200	$47	$235	$77
Contracts and Grants	392	50	773	100
Product Royalties	—	—	—	2,334
Total Revenue	592	97	1,008	2,511

OPERATING EXPENSE:
Research and Development	24,100	15,090	51,169	29,180
Royalty	—	—	—	2,334
General and Administrative	4,787	3,411	9,369	6,549
Amortization of Acquired Intangible Assets	254	254	507	507
Total Operating Expense	29,141	18,755	61,045	38,570

Operating Loss	(28,549)	(18,658)	(60,037)	(36,059)
Investment and Other Income, Net	275	161	1,860	540
Interest Expense	—	(519)	—	(829)
Net Loss	$(28,274)	$(19,016)	$(58,177)	$(36,348)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.32)	$(0.24)	$(0.65)	$(0.47)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	89,361	80,899	89,316	77,482

COMPREHENSIVE LOSS:
Net Loss	$(28,274)	$(19,016)	$(58,177)	$(36,348)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(2)	(1)	(1)	(3)
Unrealized (Loss) Gain on Marketable Securities	80	(140)	81	(194)
Comprehensive Loss	$(28,196)	$(19,157)	$(58,097)	$(36,545)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(58,177)	$(36,348)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,161	943
Amortization of Intangible Assets	507	507
Amortization and Premium of Marketable Securities	(1,436)	(1,949)
Gain on Sale or Disposal of Assets	—	(21)
Stock-Based Compensation Expense	2,761	1,384
Non-Cash Interest Expense	—	97
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(36)	32
Prepaid and Other Current Assets	(1,825)	(424)
Other Assets	32	250
Accounts Payable and Accrued Expenses	(1,033)	109
Other Liabilities	5,315	162
Net Cash Used in Operating Activities	(52,731)	(35,258)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	50,587	20,582
Purchases of Marketable Securities	(126,222)	(88,845)
Acquisition of Property and Equipment	(1,094)	(917)
Proceeds from Sale or Disposal of Assets	—	21
Net Cash Used in Investing Activities	(76,729)	(69,159)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	—	114,187
Proceeds from Issuance of Stock from Employee Benefit Plans	856	2,294
Payments of Term Loan	—	(11,029)
Payments of Other Liabilities	—	(29)
Net Cash Provided by Financing Activities	856	105,423

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(3)

Net (Decrease) Increase in Cash and Cash Equivalents	(128,605)	1,003
Cash and Cash Equivalents at Beginning of Period	169,402	24,897
Cash and Cash Equivalents at End of Period	$40,797	$25,900

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

At June 30, 2014, the Company had cash, cash equivalents and marketable securities of $252.4 million. The Company incurred a loss of $58.2 million for the six months ended June 30, 2014.  Net cash used in operations for the six months ended June 30, 2014 was $52.7 million. The Company believes that the cash, cash equivalents and marketable securities at June 30, 2014 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the adoption of new accounting standards during the first six months of 2014 as discussed below.

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

In May 2014, the FASB issued a new U.S. GAAP accounting standard that creates modifications to various other revenue accounting standards for specialized transactions and industries. The new U.S. GAAP accounting standard is intended to conform revenue accounting principles with a concurrently issued new standard under International Financial Reporting Standards, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. The Company will further study the implications of this standard in order to evaluate the expected impact on the consolidated financial statements.

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

	Six months ended June 30,
	2014	2013

Stock options	6,961,766	5,005,603
Restricted stock	12,000	12,000
	6,973,766	5,017,603

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three and six months ended June 30, 2014 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three or six months ended June 30, 2014.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at March 31, 2014	$83	$2,587	$2,670
Other comprehensive income (loss) before reclassifications	80	(2)	78
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	80	(2)	78
Balance at June 30, 2014	$163	$2,585	$2,748

Balance at December 31, 2013	$82	$2,586	$2,668
Other comprehensive income (loss) before reclassifications	81	(1)	80
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	81	(1)	80
Balance at June 30, 2014	$163	$2,585	$2,748

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$30,885	$—	$30,885	$—
Marketable securities	211,572	—	211,572	—
	$242,457	$—	$242,457	$—

	As of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$148,549	$—	$148,549	$—
Marketable securities	133,581	—	133,581	—
	$282,130	$—	$282,130	$—

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
	(In thousands)
June 30, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$46,138	$59	$—	$46,197
Maturing after one year through three years	39,447	89	(11)	39,525
Total U.S. government and municipal obligations	$85,585	$148	$(11)	$85,722
Corporate debt securities
Maturing in one year or less	$96,350	$39	$(11)	$96,378
Maturing after one year through three years	29,474	11	(13)	29,472
Total corporate debt securities	$125,824	$50	$(24)	$125,850
Total marketable securities	$211,409	$198	$(35)	$211,572

December 31, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$55,531	$27	$(4)	$55,554
Maturing after one year through three years	18,234	56	(4)	18,286
Total U.S. government and municipal obligations	$73,765	$83	$(8)	$73,840
Corporate debt securities
Maturing in one year or less	$38,973	$9	$(9)	$38,973
Maturing after one year through three years	20,761	12	(5)	20,768
Total corporate debt securities	$59,734	$21	$(14)	$59,741
Total marketable securities	$133,499	$104	$(22)	$133,581

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of June 30, 2014. Marketable securities include $1.7 million and $0.9 million in accrued interest at June 30, 2014 and December 31, 2013, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2014			December 31, 2013
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(4,260)	10,240	14,500	(3,812)	10,688
Core Technology	11 years	1,296	(1,023)	273	1,296	(964)	332
Total Intangible Assets		$27,596	$(5,283)	$22,313	$27,596	$(4,776)	$22,820
Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at June 30, 2014, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use.  Glembatumumab vedotin is in a randomized study for the treatment of triple negative breast cancer designed to obtain accelerated approval.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred Rent	$518	$419
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	2,252	1,630
Deferred Revenue	5,762	1,168
Total	13,193	7,878
Less Current Portion	(2,118)	(928)
Long-Term Portion	$11,075	$6,950

In January 2014, 2013, 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the six months ended June 30, 2014 and 2013, the Company recorded $0.4 million and $0.2 million to other income related to the sale of these tax benefits, respectively.

In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company will perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years. The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement. The Company will bill Rockefeller quarterly for actual time and direct costs incurred and record those amounts to revenue in the quarter the services are performed. The Company recorded $0.4 million and $0.7 million in revenue related to the Rockefeller agreement during the three and six months ended June 30, 2014.

In May 2014, the Company entered into a clinical trial collaboration with Bristol-Myers Squibb Company (“BMS”) to evaluate the safety, tolerability and preliminary efficacy of varlilumab and nivolumab, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study.  Under the terms of this clinical trial collaboration, BMS made a one-time payment to the Company of $5.0 million and the companies amended the terms of the Company’s existing license agreement with Medarex (a subsidiary of BMS) related to the Company’s CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from the Company to Medarex.  In return, BMS was granted a time-limited right of first negotiation if the Company wishes to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that the Company will be responsible for conducting the Phase 1/2 study, which is expected to begin in the fourth quarter of 2014.

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years.  Accordingly, the $5 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”).  The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial.  These BMS payments will be recognized as revenue under the CAPM.  The Company recorded $0.2 million in revenue related to the BMS agreement during the three months ended June 30, 2014.

(9) Stockholders’ Equity

During the six months ended June 30, 2013, the Company issued 2,433,608 shares of its common stock under its controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to the Company of $17.1 million, after deducting commission and offering expenses.

During the six months ended June 30, 2013, the Company issued 13,800,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $97.0 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2013	5,770,544	$8.17	7.0
Granted	1,333,850	$13.57
Exercised	(134,131)	$6.05
Canceled	(8,497)	$10.51
Options Outstanding at June 30, 2014	6,961,766	$9.24	7.2
Options Vested and Expected to Vest at June 30, 2014	6,886,817	$9.19	7.2
Options Exercisable at June 30, 2014	3,480,200	$6.18	5.3
Shares Available for Grant under the 2008 Plan	765,589

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2014 was $8.76. Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Research and development	$747	$422	$1,338	$863
General and administrative	764	254	1,423	521
Total stock-based compensation expense	$1,511	$676	$2,761	$1,384

The fair values of employee and director stock options granted during the three and six months ended June 30, 2014 and 2013 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected stock price volatility	72%	72%	71 - 72%	72%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.2%	1.2 - 1.8%	2.2%	1.2 - 1.8%
Expected dividend yield	None	None	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2014 and December 31, 2013 against the Company’s net deferred tax assets.

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

During the past five years through December 31, 2013, we incurred an aggregate of $201.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2014 and 2013. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Rindopepimut	$25,917	$17,743
Glembatumumab vedotin	14,799	2,778
Varlilumab	4,433	4,524
CDX-1401	2,058	318
CDX-301	581	260
CDX-014	1,815	508
Other Programs	1,566	3,049
Total R&D Expense	$51,169	$29,180

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

In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GBM. Patients are randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM after Gross Total Resection, or GTR, when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut. ACT IV is enrolling patients at over 200 centers worldwide and is expected to accrue 700 patients to reach the required 374 patients with minimal residual disease needed for analysis of the primary endpoint, overall survival. All patients, including patients with disease that exceed this threshold will be included in the analysis of secondary endpoints including progression-free survival, safety and tolerability, neurologic status and quality of life.  Based on current projections, we anticipate that we will close screening in the third quarter of 2014 and that the last patient will be randomized into the study in the fourth quarter of 2014.

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

Enrollment to Group 1 (Avastin-naïve patients) and enrollment of the first 23 patients in Group 2C (Avastin-refractory patients) is complete. Group 2C is designed as a two-stage cohort; evidence of anti-tumor activity in the first 23 patients will trigger full completion of enrollment to this arm of the study. Updated data from the study will be presented by year-end 2014.

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

The Company is currently exploring conducting additional clinical studies in indications known to express gpNMB. A Phase 2 study in metastatic melanoma is expected to be initiated in the second half of 2014. Assay optimization and validation for a Phase 2 study in squamous cell lung cancer is expected to be completed by year-end and the study will commence soon after. We have also entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute under which we will collaborate initially on two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osterosarcoma.

Varlilumab

Varlilumab is a human monoclonal antibody that targets CD27, a potentially important target for immunotherapy of various cancers. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex (now a subsidiary of the Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab.

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

We are conducting an open label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. Initial dose escalation cohorts were conducted to determine an optimal dose for future study and, to date, no maximum tolerated dose has been reached. The lymphoid malignancies dose escalation arm has completed enrollment (n=24) and a new cohort has been added to include evaluation of T cell malignancies. The solid tumor arm, which included patients with various solid tumors, completed dose escalation in 2013. Two expansion cohorts were subsequently added at 3 mg/kg dosed weekly in metastatic melanoma (n=16) and renal cell carcinoma (n=15) to better characterize clinical activity and further define the safety profile in preparation for combination studies.

We presented data from this Phase 1 study in June 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. In the lymphoid malignancies dose escalation arm (n=24) two patients were continuing treatment and had not yet been evaluated for response. A heavily pre-treated patient with aggressive Hodgkin lymphoma had achieved a complete response. She continued in remission at 12.9+ months. Six additional patients with Hodgkin lymphoma had been enrolled, with one patient awaiting initial response evaluation. Three additional patients with non-Hodgkin lymphoma had experienced stable disease with a PFS range of 4.5 to 14 months. One of these patients experienced significant tumor shrinkage (36%). All patients had completed treatment in the solid tumor dose escalation arm (n=25). Four patients experienced stable disease (SD) with a PFS range of 3.0 to 22.4+ months. In the melanoma cohort, three patients had ongoing SD with a PFS range of 2.7+ to 11.5+ months, including a uveal melanoma patient with 12% shrinkage of measurable disease. In the renal cell carcinoma expansion cohort, one patient achieved a partial response at 2.7+ months. Additionally, three patients had SD with a duration of 2.8+ to 8.4+ months. Five patients continued on treatment, one of whom had not yet been seen for the first assessment of response. Based on these data, we intend to initiate new studies of varlilumab in combination with various agents in the second half of 2014.

In May 2014, we entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and nivolumab, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study.  Multiple tumor types will be explored in the study, which could potentially include non-small cell lung cancer (NSCLC), metastatic melanoma, ovarian, colorectal (CRC) and squamous cell head and neck cancers.  The Phase 1/2 study is expected to begin in the fourth quarter of 2014.

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

The Phase 1 study has identified a well-tolerated and immunogenic regimen to take forward into future studies. We are planning to initiate a Phase 1/2 study of varlilumab and ipilimumab plus CDX-1401 in NY-ESO+ patients with metastatic melanoma in the second half of 2014. In addition, Celldex will provide support for a collaborative Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma. This study will be conducted by the Cancer Immunotherapy Trials Network under a cooperative research and development agreement, or CRADA, with the Cancer Therapy Evaluation Program of the National Cancer Institute and is expected to begin enrolling patients in the third quarter of 2014.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$200	$47	$153	326%
Contracts and Grants	392	50	342	684%
Total Revenue	$592	$97	$495	510%
Operating Expense:
Research and Development	24,100	15,090	9,010	60%
General and Administrative	4,787	3,411	1,376	40%
Amortization of Acquired Intangible Assets	254	254	—	0%
Total Operating Expense	29,141	18,755	10,386	55%
Operating Loss	(28,549)	(18,658)	9,891	53%
Investment and Other Income, Net	275	161	114	71%
Interest Expense	—	(519)	(519)	(100)%
Net Loss	$(28,274)	$(19,016)	$9,258	49%

Net Loss

The $9.3 million increase in net loss for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of an increase in research and development and general and administrative expenses.

Revenue

The $0.2 million increase in product development and licensing agreements revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily related to our BMS agreement.  In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue over our estimated performance period.  The $0.3 million increase in contracts and grants revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Personnel	$4,831	$3,835	$996	26%
Laboratory Supplies	845	929	(84)	(9)%
Facility	1,358	1,142	216	19%
License Fees	74	69	5	7%
Product Development	15,871	8,569	7,302	85%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $1.0 million increase in personnel expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to higher stock-based compensation of $0.3 million and increased headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut, glembatumumab vedotin and varlilumab programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.1 million decrease in laboratory supply expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to lower manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.2 million increase in facility expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to an increase in amortization expense related to the leasehold improvements made at our headquarters facility in Hampton, New Jersey.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  License fee expenses for the three months ended June 30, 2014 were relatively consistent compared to the three months ended June 30, 2013. We expect license fee expense to remain relatively consistent over the next twelve months.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $7.3 million increase in product development expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of an increase in clinical trial costs and contract manufacturing of $1.4 million and $5.8 million, respectively, primarily related to our rindopepimut and glembatumumab vedotin programs. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut, glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.4 million increase in general and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to higher stock-based compensation of $0.5 million, increased headcount and rindopepimut and glembatumumab vedotin commercial planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for rindopepimut and glembatumumab vedotin, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended June 30, 2014 were relatively consistent compared to the three months ended June 30, 2013.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $0.1 million increase in investment and other income, net for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to higher cash and investment balances.  We anticipate other income to increase over the next twelve months due to the anticipated receipt of a $2.0 million milestone payment from TopoTarget. This payment is the last milestone payment we are owed from TopoTarget and was triggered in July 2014 upon the FDA approval of Beleodaq™ (belinostat).

Interest Expense

The $0.5 million decrease in interest expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to our election in May 2013 to prepay our term loan in full, pursuant to the terms of our loan agreement.

Six Months Ended June 30, 2014 compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$235	$77	$158	205%
Contracts and Grants	773	100	673	673%
Product Royalties	—	2,334	(2,334)	(100)%
Total Revenue	$1,008	$2,511	$(1,503)	(60)%
Operating Expense:
Research and Development	51,169	29,180	21,989	75%
Royalty	—	2,334	(2,334)	(100)%
General and Administrative	9,369	6,549	2,820	43%
Amortization of Acquired Intangible Assets	507	507	—	0%
Total Operating Expense	61,045	38,570	22,475	58%
Operating Loss	(60,037)	(36,059)	23,978	66%
Investment and Other Income, Net	1,860	540	1,320	244%
Interest Expense	—	(829)	(829)	(100)%
Net Loss	$(58,177)	$(36,348)	$21,829	60%

Net Loss

The $21.8 million increase in net loss for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of an increase in research and development and general and administrative expenses.

Revenue

The $0.2 million increase in product development and licensing agreements revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily related to our BMS agreement.  The $0.7 million increase in contracts and grants revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily related to our Rockefeller University agreement. The $2.3 million decrease in product royalty revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.  The terminated retained interests in Rotarix® net royalties which were not sold to Paul Royalty Fund II, L.P. had been equal to the amount payable to Cincinnati Children’s Hospital Medical Center and recognized as royalty expense by us.

Research and Development Expense

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Personnel	$9,292	$7,618	$1,674	22%
Laboratory Supplies	1,669	1,641	28	2%
Facility	2,559	2,259	300	13%
License Fees	2,683	138	2,545	1,844%
Product Development	33,024	16,384	16,640	102%

The $1.7 million increase in personnel expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to higher stock-based compensation of $0.5 million and increased headcount.

Laboratory supply expense for the six months ended June 30, 2014 was relatively consistent as compared to the six months ended June 30, 2013.

The $0.3 million increase in facility expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to an increase in amortization expense related to the leasehold improvements made at our headquarters facility in Hampton, New Jersey.

The $2.5 million increase in license fee expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics as a result of the METRIC initiation.

The $16.6 million increase in product development expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of an increase in clinical trial costs and contract manufacturing of $7.7 million and $8.7 million, respectively, primarily related to our rindopepimut and glembatumumab vedotin programs.

Royalty Expense

The $2.3 million decrease in royalty expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.

General and Administrative Expense

The $2.8 million increase in general and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to higher stock-based compensation of $0.9 million, increased headcount and rindopepimut and glembatumumab vedotin commercial planning costs.

Amortization Expense

Amortization expenses for the six months ended June 30, 2014 was relatively consistent as compared to the six months ended June 30, 2013.

Investment and Other Income, Net

The $1.3 million increase in investment and other income, net for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to $1.0 million received in February 2014 in connection with our TopoTarget agreement and us recognizing $0.4 million and $0.2 million in other income related to the sale of New Jersey tax benefits during the six months ended June 30, 2014 and 2013, respectively.

Interest Expense

The $0.8 million decrease in interest expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to our election in May 2013 to prepay our term loan in full, pursuant to the terms of our loan agreement.

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

At June 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $252.4 million. We incurred a loss of $58.2 million for the six months ended June 30, 2014.  Net cash used in operations for the six months ended June 30, 2014 was $52.7 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2014 are sufficient to meet estimated working capital requirements and fund planned operations for more than the next two years.

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

Operating Activities

Net cash used in operating activities was $52.7 million for the six months ended June 30, 2014 compared to $35.3 million for the six months ended June 30, 2013. The increase in net cash used in operating activities was primarily due to an increase in net loss of $22.3 million and changes in working capital.  We expect that cash used in operations will continue to increase over the next twelve months primarily related to costs incurred on our rindopepimut and glembatumumab vedotin programs.

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

Investing Activities

Net cash used in investing activities was $76.7 million for the six months ended June 30, 2014 compared to $69.2 million for the six months ended June 30, 2013. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the six months ended June 30, 2014 of $75.6 million as compared to $68.3 million for the six months ended June 30, 2013.

Financing Activities

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2014 compared to $105.4 million for the six months ended June 30, 2013.  Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $0.9 million during the six months ended June 30, 2014 compared to $116.5 million for the six months ended June 30, 2013.  We paid $11.0 million in principal payments on our Term Loan during the six months ended June 30, 2013.

Equity Offerings

During the six months ended June 30, 2013, we issued 2,433,608 shares of our common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to us of $17.1 million, after deducting commission and offering expenses.

During the six months ended June 30, 2013, we issued 13,800,000 shares of our common stock in an underwritten public offering resulting in net proceeds to us of $97.0 million, after deducting underwriting fees and offering expenses.

AGGREGATE CONTRACTUAL OBLIGATIONS

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 8, 2013 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2014 due to the short-term maturities of these instruments.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2014, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 7, 2014	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 7, 2014	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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