Form 10-Q
period 2014-09-30
Celldex Therapeutics, Inc.
filed 2014-11-05
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 89,589,105 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,525	$169,402
Marketable Securities	191,553	133,581
Accounts and Other Receivables	2,905	489
Prepaid and Other Current Assets	2,842	1,717
Total Current Assets	229,825	305,189
Property and Equipment, Net	10,716	9,973
Intangible Assets, Net	22,060	22,820
Other Assets	99	148
Goodwill	8,965	8,965
Total Assets	$271,665	$347,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,720	$2,243
Accrued Expenses	17,703	17,179
Current Portion of Long-Term Liabilities	2,191	928
Total Current Liabilities	21,614	20,350
Other Long-Term Liabilities	10,679	6,950
Total Liabilities	32,293	27,300

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2014 and December 31, 2013	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 89,436,933 and 89,246,832 Shares Issued and Outstanding at September 30, 2014 and December 31, 2013, respectively	89	89
Additional Paid-In Capital	668,596	662,717
Accumulated Other Comprehensive Income	2,624	2,668
Accumulated Deficit	(431,937)	(345,679)
Total Stockholders’ Equity	239,372	319,795
Total Liabilities and Stockholders’ Equity	$271,665	$347,095

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUE:
Product Development and Licensing Agreements	$284	$40	$518	$117
Contracts and Grants	817	940	1,591	1,040
Product Royalties	—	—	—	2,334
Total Revenue	1,101	980	2,109	3,491

OPERATING EXPENSE:
Research and Development	26,185	20,417	77,355	49,597
Royalty	—	—	—	2,334
General and Administrative	5,004	3,578	14,373	10,128
Amortization of Acquired Intangible Assets	254	254	760	760
Total Operating Expense	31,443	24,249	92,488	62,819

Operating Loss	(30,342)	(23,269)	(90,379)	(59,328)
Investment and Other Income, Net	2,260	142	4,121	682
Interest Expense	—	(13)	—	(842)
Net Loss	$(28,082)	$(23,140)	$(86,258)	$(59,488)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.31)	$(0.29)	$(0.97)	$(0.76)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	89,404	81,015	89,346	78,676

COMPREHENSIVE LOSS:
Net Loss	$(28,082)	$(23,140)	$(86,258)	$(59,488)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(3)	—	(4)	(3)
Unrealized Gain (Loss) on Marketable Securities	(121)	138	(40)	(56)
Comprehensive Loss	$(28,206)	$(23,002)	$(86,302)	$(59,547)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(86,258)	$(59,488)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,764	1,422
Amortization of Intangible Assets	760	760
Amortization and Premium of Marketable Securities	(754)	(1,232)
Realized Gain on Sales and Maturities of Marketable Securities	(11)	—
Gain on Sale or Disposal of Assets	—	(21)
Stock-Based Compensation Expense	4,719	3,400
Non-Cash Interest Expense	—	97
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(2,416)	(846)
Prepaid and Other Current Assets	(1,428)	(1,457)
Other Assets	49	267
Accounts Payable and Accrued Expenses	(740)	2,954
Other Liabilities	4,992	1,432
Net Cash Used in Operating Activities	(79,323)	(52,712)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	89,215	30,679
Purchases of Marketable Securities	(146,159)	(92,400)
Acquisition of Property and Equipment	(1,766)	(1,901)
Proceeds from Sale or Disposal of Assets	—	21
Net Cash Used in Investing Activities	(58,710)	(63,601)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	—	114,187
Proceeds from Issuance of Stock from Employee Benefit Plans	1,160	2,931
Payments of Term Loan	—	(11,029)
Payments of Other Liabilities	—	(44)
Net Cash Provided by Financing Activities	1,160	106,045

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(3)

Net Decrease in Cash and Cash Equivalents	(136,877)	(10,271)
Cash and Cash Equivalents at Beginning of Period	169,402	24,897
Cash and Cash Equivalents at End of Period	$32,525	$14,626

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2014.

At September 30, 2014, the Company had cash, cash equivalents and marketable securities of $224.1 million.  The Company incurred a loss of $86.3 million for the nine months ended September 30, 2014.  Net cash used in operations for the nine months ended September 30, 2014 was $79.3 million. The Company believes that the cash, cash equivalents and marketable securities at September 30, 2014 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new accounting standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

	Three and Nine Months Ended September 30,
	2014	2013

Stock options	6,999,421	6,077,377
Restricted stock	9,000	9,000
	7,008,421	6,086,377

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three and nine months ended September 30, 2014 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three or nine months ended September 30, 2014.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at June 30, 2014	$163	$2,585	$2,748
Other comprehensive income (loss) before reclassifications	(121)	(3)	(124)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(121)	(3)	(124)
Balance at September 30, 2014	$42	$2,582	$2,624

Balance at December 31, 2013	$82	$2,586	$2,668
Other comprehensive income (loss) before reclassifications	(40)	(4)	(44)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(40)	(4)	(44)
Balance at September 30, 2014	$42	$2,582	$2,624

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of September 30, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$27,995	$—	$27,995	$—
Marketable securities	191,553	—	191,553	—
	$219,548	$—	$219,548	$—

	As of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$148,549	$—	$148,549	$—
Marketable securities	133,581	—	133,581	—
	$282,130	$—	$282,130	$—

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
	(In thousands)
September 30, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$40,198	$43	$(5)	$40,236
Maturing after one year through three years	30,293	67	(9)	30,351
Total U.S. government and municipal obligations	$70,491	$110	$(14)	$70,587
Corporate debt securities
Maturing in one year or less	$92,510	$20	$(34)	$92,496
Maturing after one year through three years	28,510	2	(42)	28,470
Total corporate debt securities	$121,020	$22	$(76)	$120,966
Total marketable securities	$191,511	$132	$(90)	$191,553

December 31, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$55,531	$27	$(4)	$55,554
Maturing after one year through three years	18,234	56	(4)	18,286
Total U.S. government and municipal obligations	$73,765	$83	$(8)	$73,840
Corporate debt securities
Maturing in one year or less	$38,973	$9	$(9)	$38,973
Maturing after one year through three years	20,761	12	(5)	20,768
Total corporate debt securities	$59,734	$21	$(14)	$59,741
Total marketable securities	$133,499	$104	$(22)	$133,581

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of September 30, 2014. Marketable securities include $1.2 million and $0.9 million in accrued interest at September 30, 2014 and December 31, 2013, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		September 30, 2014			December 31, 2013
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(4,484)	10,016	14,500	$(3,812)	10,688
Core Technology	11 years	1,296	(1,052)	244	1,296	(964)	332
Total Intangible Assets		$27,596	$(5,536)	$22,060	$27,596	$(4,776)	$22,820
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin.  At the date of acquisition and at September 30, 2014, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use.  Glembatumumab vedotin is in a randomized study for the treatment of triple negative breast cancer.

The Company performed an annual impairment test of the IPR&D and goodwill assets as of July 1, 2014 and concluded that the IPR&D and goodwill assets were not impaired.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred Rent	$499	$419
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	2,253	1,630
Deferred Revenue	5,457	1,168
Total	12,870	7,878
Less Current Portion	(2,191)	(928)
Long-Term Portion	$10,679	$6,950

In January 2014, 2013, 2012 and 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the nine months ended September 30, 2014 and 2013, the Company recorded $0.4 million and $0.2 million to other income related to the sale of these tax benefits, respectively.

In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company will perform research and development services for Rockefeller.  The agreement includes an approved project plan for the development services of $4.8 million and a term of three years.  The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement.  The Company will bill Rockefeller quarterly for actual time and direct costs incurred and record those amounts to revenue in the quarter the services are performed.  The Company recorded revenue related to the Rockefeller agreement of $0.8 million and $0.9 million during the three months ended September 30, 2014 and 2013 and $1.5 million and $0.9 million during the nine months ended September 30, 2014 and 2013, respectively.

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

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years.  Accordingly, the $5 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”).  The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial.  These BMS payments will be recognized as revenue under the CAPM.  The Company recorded $0.3 million and $0.4 million in revenue related to the BMS agreement during the three and nine months ended September 30, 2014, respectively.

(9) Stockholders’ Equity

During the nine months ended September 30, 2013, the Company issued 2,433,608 shares of its common stock under its controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to the Company of $17.1 million, after deducting commission and offering expenses.

During the nine months ended September 30, 2013, the Company issued 13,800,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $97.0 million, after deducting underwriting fees and offering expenses.

In October 2014, the Company entered into an amended and restated supply agreement with Biosyn Corporation.  Under the supply agreement, Biosyn will manufacture and supply keyhole limpet hemocyanin (KLH) to the Company for use in connection with the development, manufacture or commercial sale of rindopepimut.  In connection with the supply agreement, the Company issued to Biosyn 152,172 shares of its common stock having a value of $2.0 million.

(10)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2013	5,770,544	$8.17	7.0
Granted	1,405,350	$13.65
Exercised	(167,303)	$6.04
Canceled	(9,170)	$10.70
Options Outstanding at September 30, 2014	6,999,421	$9.32	7.0
Options Vested and Expected to Vest at September 30, 2014	6,937,665	$9.28	7.0
Options Exercisable at September 30, 2014	3,878,159	$6.92	5.4
Shares Available for Grant under the 2008 Plan	694,762

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2014 was $8.81 per share. Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Research and development	$977	$1,326	$2,315	$2,190
General and administrative	981	690	2,404	1,210
Total stock-based compensation expense	$1,958	$2,016	$4,719	$3,400

The fair values of employee and director stock options granted during the three and nine months ended September 30, 2014 and 2013 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected stock price volatility	72%	72%	71 - 72%	72%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.1 - 2.2%	1.9 - 2.0%	2.1 - 2.2%	1.2 - 2.0%
Expected dividend yield	None	None	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2014 and December 31, 2013 against the Company’s net deferred tax assets.

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

•                  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against an European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and other reports that we file with the Securities and Exchange Commission.

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

The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
Rindopepimut	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer and melanoma	—	Phase 2b
Rindopepimut	Recurrent glioblastoma	—	Phase 2
Varlilumab	Lymphoma/leukemia and solid tumors	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 1
CDX-301	Allogeneic Hematopoietic Stem Cell Transplantation	—	Pilot
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

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

During the past five years through December 31, 2013, we incurred an aggregate of $201.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2014 and 2013. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Rindopepimut	$39,846	$28,144
Glembatumumab vedotin	20,948	7,695
Varlilumab	6,721	6,944
CDX-1401	3,379	497
CDX-301	910	344
CDX-014	2,220	706
Other Programs	3,331	5,267
Total R&D Expense	$77,355	$49,597

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

In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GBM. Patients are randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM with minimal residual disease post resection and traditional chemo-radiation when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut. ACT IV is enrolling patients at over 200 centers worldwide and is expected to accrue approximately 700 patients to reach the required 374 patients with minimal residual disease needed for analysis of the primary endpoint, overall survival. All patients, including patients with disease that exceed this threshold will be included in the analysis of secondary endpoints including progression-free survival, safety and tolerability, neurologic status and quality of life. In October 2014 target enrollment (n=700) was reached. Given the lack of treatment options for patients with GBM, additional patients with the EGFRvIII mutation remaining in screening will be allowed to enroll into the study before enrollment is formally completed by year end 2014.  Interim analyses will be conducted by an independent Data Safety and Monitoring Board at 50% and 75% of events (deaths). The first interim is expected in the mid-2015 and will provide insight into the event rate to inform estimates regarding timing for the second interim and final data read out.

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

Enrollment to Group 1 (Avastin-naïve patients) and enrollment of the first 23 patients in Group 2C (Avastin-refractory patients) is complete. Group 2C is designed as a two-stage cohort; evidence of anti-tumor activity in the first 23 patients will trigger full completion of enrollment to this arm of the study. Updated data from the study will be presented at the 19th Annual Scientific Meeting and Education Day of the Society for Neuro-Oncology in November of 2014.

Glembatumumab Vedotin

Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully-human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB, that is over-expressed in a variety of cancers including breast cancer and melanoma.  In September 2014, a U.S. patent covering the composition of matter of the CR011 antibody used in glembatumumab vedotin was issued.  The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer.

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

In December 2013, we initiated METRIC, a randomized, controlled study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB in the United States, Canada and Australia. The study was originally designed to obtain accelerated approval. Feedback from clinical investigators conducting the study indicated that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate on study. In addition, we have spoken to country-specific members of the European Medicines Agency, or EMA, and believe a significant opportunity exists to expand the study into the EU. Based on these factors, we have amended the METRIC study and expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint will be PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the US and the EU. The sample size (n=300) and the secondary endpoint of OS remain unchanged. The Company is implementing these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Based on current projections, we believe enrollment will likely extend into 2016.

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

We are currently exploring conducting additional clinical studies in indications known to express gpNMB. A Phase 2 study in metastatic melanoma is expected to be initiated in the fourth quarter of 2014. Assay optimization and validation for a Phase 2 study in squamous cell lung cancer is expected to be completed by year-end and the study will commence soon after. We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI will sponsor two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osteosarcoma. We will provide support for these studies.

Varlilumab

Varlilumab is a human monoclonal antibody that targets CD27, a potentially important target for immunotherapy of various cancers. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex (now a subsidiary of the Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. Our licensed rights from the University of Southampton include issued U.S. and European patents and pending patent applications in Japan and Canada relating to the technology used in varlilumab. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. We have filed further patent applications in the U.S. and major international territories which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2031. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab. In September 2014, two European patent oppositions were filed against a University of Southampton European patent. We will defend the European patent vigorously in cooperation with the University of Southampton.

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

We are conducting an open label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. Initial dose escalation cohorts were conducted to determine an optimal dose for future study and, to date, no maximum tolerated dose has been reached. The lymphoid malignancies dose escalation arm has completed enrollment (n=24) and a new cohort has been added to include evaluation of T cell malignancies. An expansion cohort has also been added at 0.3mg/kg dosed once every three weeks in patients with Hodgkin Lymphoma (n=15).  The solid tumor arm, which included patients with various solid tumors, completed dose escalation in 2013. Two expansion cohorts were subsequently added at 3 mg/kg dosed weekly in metastatic melanoma (n=16) and renal cell carcinoma (n=15) to better characterize clinical activity and further define the safety profile in preparation for combination studies.

We presented data from this Phase 1 study in June 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. In the lymphoid malignancies dose escalation arm (n=24) two patients were continuing treatment and had not yet been evaluated for response. A heavily pre-treated patient with aggressive Hodgkin lymphoma had achieved a complete response. She continued in remission at 12.9+ months. Six additional patients with Hodgkin lymphoma had been enrolled, with one patient awaiting initial response evaluation. Three additional patients with non-Hodgkin lymphoma had experienced stable disease with a PFS range of 4.5 to 14 months. One of these patients experienced significant tumor shrinkage (36%). All patients had completed treatment in the solid tumor dose escalation arm (n=25). Four patients experienced stable disease (SD) with a PFS range of 3.0 to 22.4+ months. In the melanoma cohort, three patients had ongoing SD with a PFS range of 2.7+ to 11.5+ months, including a uveal melanoma patient with 12% shrinkage of measurable disease. In the renal cell carcinoma expansion cohort, one patient achieved a partial response at 2.7+ months. Additionally, three patients had SD with a duration of 2.8+ to 8.4+ months. Five patients continued on treatment, one of whom had not yet been seen for the first assessment of response. Based on these data, we intend to initiate new studies of varlilumab in combination with various agents.

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

Multiple efforts are underway to finalize designs and plans for additional Phase 2 studies of varlilumab and we will provide updates on these studies as they are initiated, included but not limited to: a Phase 1/2 study of varlilumab and ipilumumab in patients with metastatic melanoma (plus CDX-1401 in NY-ESO positive patients); a Phase 1/2 of varlilumab plus sunitinib in renal cell carcinoma; and a Phase 1/2 study of varlilumab plus a mek pathway agent (followed sequentially by a checkpoint inhibitor) for patients with B-raf mutated metastatic melanoma.

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

The Phase 1 study has identified a well-tolerated and immunogenic regimen to take forward into future studies. Celldex is providing support for a collaborative Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma. This study is being conducted by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI and is ongoing.

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

In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. The study will explore the utility of CDX-301 alone and in combination with Mozobil®.

Preclinical Programs

CDX-014

CDX-014 is a fully-human monoclonal ADC that targets TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. It is associated with kidney injury and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The antibody is linked to MMAE using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We have established preclinical proof-of-concept and are completing manufacturing and IND-enabling studies to support the initiation of Phase 1 clinical studies in renal cell carcinoma and potentially other TIM-1 expressing tumors in 2016.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$284	$40	$244	610%
Contracts and Grants	817	940	(123)	(13)%
Total Revenue	$1,101	$980	$121	12%
Operating Expense:
Research and Development	26,185	20,417	5,768	28%
General and Administrative	5,004	3,578	1,426	40%
Amortization of Acquired Intangible Assets	254	254	—	0%
Total Operating Expense	31,443	24,249	7,194	30%
Operating Loss	(30,342)	(23,269)	7,073	30%
Investment and Other Income, Net	2,260	142	2,118	1,492%
Interest Expense	—	(13)	(13)	(100)%
Net Loss	$(28,082)	$(23,140)	$4,942	21%

Net Loss

The $4.9 million increase in net loss for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily the result of an increase in research and development and general and administrative expenses, partially offset by an increase in investment and other income.

Revenue

The $0.2 million increase in product development and licensing agreements revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to our BMS agreement.  In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue over our estimated performance period of five years.  The $0.1 million decrease in contracts and grants revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to the timing of our research and development services for Rockefeller University pursuant to our Rockefeller agreement. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Personnel	$5,425	$4,999	$426	9%
Laboratory Supplies	856	968	(112)	(12)%
Facility	1,258	1,110	148	13%
License Fees	304	244	60	25%
Product Development	16,956	12,447	4,509	36%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $0.4 million increase in personnel expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to increased headcount, partially offset by lower stock-based compensation of $0.3 million.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut, glembatumumab vedotin and varlilumab programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.1 million decrease in laboratory supply expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to lower manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.1 million increase in facility expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to an increase in amortization expense related to the leasehold improvements made at our headquarters facility in Hampton, New Jersey.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  License fee expenses for the three months ended September 30, 2014 were relatively consistent compared to the three months ended September 30, 2013. We expect license fee expense to remain relatively consistent over the next twelve months.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.5 million increase in product development expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily the result of an increase in clinical trial costs and contract manufacturing of $3.2 million and $1.4 million, respectively, primarily related to our rindopepimut and glembatumumab vedotin programs. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut, glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.4 million increase in general and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to higher stock-based compensation of $0.3 million, increased headcount and rindopepimut and glembatumumab vedotin commercial planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for rindopepimut and glembatumumab vedotin, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended September 30, 2014 were relatively consistent compared to the three months ended September 30, 2013.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $2.1 million increase in investment and other income, net for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to other income of $2.0 million related to a TopoTarget milestone payment. This payment is the last milestone payment we are owed from TopoTarget and was triggered in July 2014 upon the FDA approval of Beleodaq™ (belinostat).  We anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Nine Months Ended September 30, 2014 compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$518	$117	$401	343%
Contracts and Grants	1,591	1,040	551	53%
Product Royalties	—	2,334	(2,334)	(100)%
Total Revenue	$2,109	$3,491	$(1,382)	(40)%
Operating Expense:
Research and Development	77,355	49,597	27,758	56%
Royalty	—	2,334	(2,334)	(100)%
General and Administrative	14,373	10,128	4,245	42%
Amortization of Acquired Intangible Assets	760	760	—	0%
Total Operating Expense	92,488	62,819	29,669	47%
Operating Loss	(90,379)	(59,328)	31,051	52%
Investment and Other Income, Net	4,121	682	3,439	504%
Interest Expense	—	(842)	(842)	(100)%
Net Loss	$(86,258)	$(59,488)	$26,770	45%

Net Loss

The $26.8 million increase in net loss for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily the result of an increase in research and development and general and administrative expenses, partially offset by an increase in investment and other income.

Revenue

The $0.4 million increase in product development and licensing agreements revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily related to our BMS agreement.  The $0.6 million increase in contracts and grants revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily related to our Rockefeller University agreement. The $2.3 million decrease in product royalty revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.  The terminated retained interests in Rotarix® net royalties which were not sold to Paul Royalty Fund II, L.P. had been equal to the amount payable to Cincinnati Children’s Hospital Medical Center and recognized as royalty expense by us.

Research and Development Expense

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Personnel	$14,717	$12,617	$2,100	17%
Laboratory Supplies	2,525	2,609	(84)	(3)%
Facility	3,817	3,369	448	13%
License Fees	2,988	381	2,607	684%
Product Development	49,979	28,831	21,148	73%

The $2.1 million increase in personnel expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to higher headcount.

The $0.1 million decrease in laboratory supply expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to lower manufacturing supply purchases.

The $0.4 million increase in facility expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an increase in amortization expense related to the leasehold improvements made at our headquarters facility in Hampton, New Jersey.

The $2.6 million increase in license fee expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics as a result of the METRIC initiation.

The $21.1 million increase in product development expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily the result of an increase in clinical trial costs and contract manufacturing of $10.9 million and $10.1 million, respectively, primarily related to our rindopepimut and glembatumumab vedotin programs.

Royalty Expense

The $2.3 million decrease in royalty expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.

General and Administrative Expense

The $4.2 million increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to higher stock-based compensation of $1.2 million, increased headcount and rindopepimut and glembatumumab vedotin commercial planning costs.

Amortization Expense

Amortization expenses for the nine months ended September 30, 2014 was relatively consistent as compared to the nine months ended September 30, 2013.

Investment and Other Income, Net

The $3.4 million increase in investment and other income, net for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to $3.0 million in TopoTarget milestone payments.

Interest Expense

The $0.8 million decrease in interest expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to our election in May 2013 to prepay the Term Loan in full, pursuant to the terms of our Loan Agreement.

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

At September 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $224.1 million. We incurred a loss of $86.3 million for the nine months ended September 30, 2014.  Net cash used in operations for the nine months ended September 30, 2014 was $79.3 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2014 are sufficient to meet estimated working capital requirements and fund planned operations for more than the next two years.

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

Operating Activities

Net cash used in operating activities was $79.3 million for the nine months ended September 30, 2014 compared to $52.7 million for the nine months ended September 30, 2013. The increase in net cash used in operating activities was primarily due to an increase in net loss of $26.8 million and changes in working capital.  We expect that cash used in operations will continue to increase over the next twelve months primarily related to costs incurred on our rindopepimut, glembatumumab vedotin and varlilumab programs.

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

Investing Activities

Net cash used in investing activities was $58.7 million for the nine months ended September 30, 2014 compared to $63.6 million for the nine months ended September 30, 2013. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the nine months ended September 30, 2014 of $56.9 million as compared to $61.7 million for the nine months ended September 30, 2013.  We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2014 compared to $106.0 million for the nine months ended September 30, 2013.  Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $1.2 million during the nine months ended September 30, 2014 compared to $117.1 million for the nine months ended September 30, 2013.  We paid $11.0 million in principal payments on our Term Loan during the nine months ended September 30, 2013.

Equity Offerings

During the nine months ended September 30, 2013, we issued 2,433,608 shares of our common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to us of $17.1 million, after deducting commission and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2014 due to the short-term maturities of these instruments.

Item 4.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2014, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.1#	Third Amended and Restated Supply Agreement dated October 15, 2014 between the Company and Biosyn Corporation
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1	XBRL Instance Document.
101.2	XBRL Taxonomy Extension Schema Document.
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4	XBRL Taxonomy Extension Definition Linkbase Document.
101.5	XBRL Taxonomy Extension Label Linkbase Document.
101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*                      Filed herewith.

**               Furnished herewith.

#                      Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 5, 2014	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 5, 2014	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

*10.1#	Third Amended and Restated Supply Agreement dated October 15, 2014 between the Company and Biosyn Corporation
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
101.1	XBRL Instance Document.
101.2	XBRL Taxonomy Extension Schema Document.
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4	XBRL Taxonomy Extension Definition Linkbase Document.
101.5	XBRL Taxonomy Extension Label Linkbase Document.
101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*                      Filed herewith.

**               Furnished herewith.

#                      Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.