Form 10-K
period 2014-12-31
Celldex Therapeutics, Inc.
filed 2015-02-24
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2014 was $1.5 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 17, 2015 was 89,608,606 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2014

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

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  •
  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of rindopepimut (also referred to as Rintega® and CDX-110), glembatumumab vedotin (also referred to as CDX-011), and other drug candidates and the growth of the markets for those drug candidates;

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

  •
  our ability to fund and complete the development and, if we obtain regulatory approval, to commercialize rindopepimut in North America and Europe ourselves;

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

  •
  our ability to negotiate strategic partnerships, where appropriate, for our programs, which may include, rindopepimut outside of North America and Europe, glembatumumab vedotin and varlilumab (also referred to as CDX-1127);

ii

  •
  our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new product candidates and expand our focus to broader markets for our existing targeted immunotherapeutics;

  •
  our ability to adapt our proprietary antibody-targeted technology, or APC Targeting Technology™, to develop new, safe and effective therapeutics for oncology and infectious disease indications;

  •
  the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

  •
  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against a European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

  •
  the factors listed under "Risk Factors" in this Annual Report on Form 10-K.

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

        Our lead drug candidates include rindopepimut (also referred to as Rintega® and CDX-110) and glembatumumab vedotin (also referred to as CDX-011). Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma. Glembatumumab vedotin is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. We also have a number of earlier stage drug candidates in clinical development, including varlilumab (also referred to as CDX-1127), a fully human therapeutic monoclonal antibody for cancer indications, CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications and CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
Rindopepimut	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer	—	Phase 2b
Rindopepimut	Recurrent glioblastoma	—	Phase 2
Glembatumumab vedotin	Metastatic melanoma	—	Phase 2
Varlilumab	Lymphoma/leukemia and solid tumors	—	Phase 1
Varlilumab	Multiple solid tumors	—	Phase 1/2
CDX-1401	Multiple solid tumors	—	Phase 1
CDX-301	Allogeneic Hematopoietic Stem Cell Transplantation	—	Phase 1
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

        Our future success depends upon many factors, including our ability, and that of any licensees and collaborators that we may have, to successfully develop, obtain regulatory approval for and commercialize our drug candidates. We have had no commercial revenues from sales of our drug candidates and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for, or commercialize, our drug candidates, and we are subject to a number of risks that you should be aware of before investing in us. These risks are described more fully in "Item 1A. Risk Factors."

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

Clinical Development Programs

Rindopepimut

        Rindopepimut is an immunotherapeutic that targets the tumor-specific molecule epidermal growth factor receptor variant III, or EGFRvIII. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of glioblastoma multiforme, or GBM, tumors, the most common and aggressive form of brain cancer. Rindopepimut is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GBM. The FDA has also granted Fast Track designation. In February 2015, the FDA granted rindopepimut Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma.

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

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GBM. Patients were randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen included a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM with minimal residual disease post resection and traditional chemo-radiation when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut.

        In December 2014, ACT IV completed enrollment. In total, over 4,800 GBM patients were screened for EGFRvIII status from more than 200 clinical trial sites across 22 countries and, consistent with prior studies, 30% were positive for the EGFRvIII mutation. The study enrolled 745 patients to reach the required 374 patients with minimal residual disease (assessed by central review) needed for analysis of the primary overall survival endpoint. All patients, including patients with disease that exceed this threshold, will be included in a secondary analysis of overall survival as well as analyses of progression-free survival, safety and tolerability, and quality of life. The timing of the overall survival primary endpoint data is event-driven. Interim analyses will be conducted by an independent Data Safety and Monitoring Board at 50% and 75% of events (deaths). The first interim analysis is expected in mid-2015. The second interim analysis is currently expected in late 2015 or early 2016 and the final data is expected by the end of 2016; although our expectations regarding the timing for the second interim analysis and final data read out may change based on event rates.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. This study completed enrollment in 2014 and includes 3 groups. Group 1 consists of 72 patients who had not previously received Avastin and were randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Group 2 includes 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression and who received rindopepimut plus Avastin in a single treatment arm. In August 2013, we announced the addition of an expansion cohort of up to 75 patients, called Group 2C, to better characterize the potential activity of rindopepimut in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. In total, Group 2C enrolled 28 patients. The primary endpoint is six month progression-free survival rate (PFS-6) for groups 1 and 2 and objective response rate (ORR) for group 2C. Other study endpoints include PFS-6, ORR, PFS, overall survival, or OS and safety and tolerability.

        In November 2014, we reported the following interim data from the ReACT study. Rindopepimut plus Avastin was very well tolerated (dosing up to 26+ months) and the results demonstrated clear signs of clinical activity in advanced patient populations, including evidence of anti-tumor activity (tumor shrinkage, objective response and stable disease). Strong immune response correlated with improved outcome. In Avastin-naïve patients treated with both rindopepimut and Avastin, a statistically significant survival benefit was seen compared to the control patients.

Group 1 Interim Data

  •
  PFS-6:  PFS-6 by investigator read was 27% for patients treated with rindopepimut compared to 11% for control patients (p=0.048)

  •
  Survival:  The OS demonstrated a statistically significant benefit (p=0.0208) with a hazard ratio of 0.47 (0.25, 0.91) in favor of the rindopepimut treated patients. Median OS was 12.0 months for patients treated with rindopepimut compared to 8.8 months for control patients.

  •
  Response Rate:  7 out of 29 patients (24%) evaluable for response on the rindopepimut arm experienced a confirmed objective response versus 5 out of 30 patients (17%) evaluable for response on the control arm. Assessments of response were conducted by study investigators according to RANO criteria.

  •
  Other:  All subgroup analyses, including performance status, steroid use and recent resection, show a hazard ratio in favor of rindopepimut treatment.

Group 2/2C Interim Data

  •
  Survival:  Median OS was 5.1 months (95% CI 3.2, 6.5) for these heavily pretreated, refractory EGFRvIII-positive patients. 46% of patients in Group 2/2C were alive at 6 months.

  •
  Response Rate:  Based on investigator assessment, two patients experienced complete response, of which one was unconfirmed, and two patients experienced partial response, of which one was unconfirmed, in Group 2. Two of these four patients did not meet the protocol defined definition of refractory in Group 2, the only two such patients enrolled. No additional objective responses were observed in Group 2C and the study did not meet the criteria (defined as two responses in the first 23 patients enrolled in Group 2C) for continued enrollment. Ten patients with measurable disease experienced objective tumor shrinkage across Group 2/2C.

        Final data is anticipated by mid-year 2015 and we intend to present this data at a peer-reviewed medical meeting in this same time frame.

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

        In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in greater than or equal to 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

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

        In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB.

To-date, 95 sites are open to enrollment across the United States, Canada and Australia. The study was originally designed to obtain accelerated approval. Feedback from clinical investigators conducting the study indicated that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate on study. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed a significant opportunity existed to expand the study into the EU. Based on these factors, in the fourth quarter of 2014, we amended the METRIC study and expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the US and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. We implemented these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Since implementation, both the FDA and central European regulatory authorities have reviewed the protocol design and we believe the METRIC study could support marketing approval in both the US and Europe dependent upon data review. Based on current projections, we believe enrollment will be completed in 2016.

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

        In December 2014, we initiated a single arm, open-label Phase 2 study of glembatumumab vedotin in patients with unresectable Stage III or IV melanoma. The study is expected to include approximately 10 sites in the United States and will enroll approximately 60 patients. The primary objective is to evaluate the anticancer activity of glembatumumab vedotin in advanced melanoma as measured by the ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety.

        We have completed the assay optimization and validation for a Phase 2 study in squamous cell lung cancer and expect the study will commence in 2015. We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI will sponsor two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osteosarcoma.

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

        We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 86 patients have been dosed in the study. 55 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors) and 31 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events (AE) related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with check-point blockade have been observed. Two patients experienced objective responses including a complete response in Hodgkin Lymphoma and a partial response in renal cell carcinoma. Thirteen patients experienced stable disease with a range of 3-30.7+ months to-date. Based on the results observed in hematologic malignancies, an expansion cohort has been added to enroll up to 15 patients with Hodgkin Lymphoma and an abbreviated dose escalation in T cell hematologic malignancies is ongoing.

        In May 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb Company, or BMS, to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS's PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to us of $5.0 million and the companies amended the terms of our existing license agreement with Medarex (a subsidiary of BMS) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, BMS was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

        The Phase 1/2 study was initiated in January of 2015 and is being conducted in adult patients with advanced non-small cell lung cancer, metastatic melanoma, colorectal cancer, ovarian cancer, and head and neck squamous cell carcinoma. The Phase 1 dose-escalation portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo. Following dose escalation, a Phase 2 portion of the study will include five disease specific cohorts. The primary objective of the Phase 2 study is overall response rate. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment.

        In May 2014, we also entered into a clinical trial collaboration with Oncothyreon Inc. to evaluate the safety, tolerability and preliminary efficacy of varlilumab and ONT-10, Oncothyreon's therapeutic vaccine targeting the tumor-associated antigen MUC1, in a Phase 1b study. Under the terms of the clinical trial collaboration, the Phase 1b trial will be conducted and funded by Oncothyreon. Both companies will jointly own the data from the trial and will make any plans for potential future development of the combination therapy together. The Phase 1b study was initiated in November 2014 and is being conducted in up to 42 patients with advanced breast or ovarian cancer. The primary objective of the trial is to determine the safety and tolerability of the combined therapy. Additional objectives include evaluations of the impact of combination treatment on MUC1-specific humoral and cellular immune responses, T-cell activation markers and levels of regulatory T-cells, and anti-tumor effects.

        Multiple efforts are underway to finalize designs and plans for additional Phase 2 combination studies of varlilumab, including but not limited to: a Phase 1/2 study of varlilumab and ipilumumab in patients with metastatic melanoma (plus CDX-1401 in NY-ESO positive patients); a Phase 1/2 of varlilumab plus sunitinib in renal cell carcinoma; and a Phase 1/2 study of varlilumab plus a mek pathway agent (followed sequentially by a checkpoint inhibitor) for patients with B-raf mutated metastatic melanoma. In addition to our sponsored studies and clinical trial collaborations, we anticipate that varlilumab's potential activity will also be explored in investigator sponsored studies at various academic institutions.

CDX-1401

        CDX-1401, developed from our APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20% - 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to dendritic cells for generating robust immune responses against cancer cells expressing NY- ESO-1. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

        We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or Poly ICLC) in 45 patients with advanced malignancies refractory to all available therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either ipilimumab or an investigational checkpoint inhibitor and six of these patients had objective tumor regression. Six patients with melanoma received ipilimumab within three months of treatment with CDX-1401 and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent ipilimumab. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401 and both achieved partial responses.

        The Phase 1 study identified a well-tolerated and immunogenic regimen to take forward into future studies. A Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma is being conducted by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI and is ongoing. In addition to our sponsored studies, we anticipate that CDX-1401's potential activity will also be explored in investigator sponsored studies at various academic institutions.

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

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. The study will explore the utility of CDX-301 alone and in combination with Mozobil®. In addition to our sponsored studies and clinical trial collaborations, we anticipate that CDX-301's potential activity will also be explored in investigator sponsored studies at various academic institutions.

Preclinical Programs

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets T-cell immunoglobulin and mucin domain 1, or TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. TIM-1 is associated with kidney injury and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The TIM-1 antibody is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We expect to complete manufacturing and IND-enabling studies by the end of 2015 to support the initiation of Phase 1 clinical studies in renal cell carcinoma and potentially other TIM-1 expressing tumors in 2016.

Development Strategy

Immunotherapy Platform:

        We believe there is untapped potential in immunotherapy that can be captured through the right combination and/or sequence of therapeutic agents. Immunotherapy approaches have encountered difficulties when following standard drug development. The mechanisms of action are complex, activity is generally not dependent on highest tolerated dose and patient response is highly variable. Our understanding of the immune system, cancer's effect on immune mediated mechanisms, and the impact of conventional therapies on the immune system provides a new rationale for combining therapies that may lead to significant clinical benefit for patients with cancer.

        Our intent is to leverage this knowledge and the availability of good, tested products that may not have optimal clinical activity as a monotherapy, but which we believe may be very effective in combination approaches. Our goal is to design and develop targeted products that maximize the efficacy of immunotherapy regimens through combinations of therapeutic agents in significant and growing markets. We establish governmental and corporate alliances to fund development when appropriate and intend to commercialize our products either through our own direct selling efforts or, for products which we cannot develop ourselves through to commercialization, through corporate partners. This approach allows us to maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product.

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

Partnerships

        We plan to commercialize our lead drug candidate rindopepimut ourselves in North America and Europe. We may enter into co-development and commercialization partnerships for any of our programs where appropriate, including rindopepimut for commercialization outside of North America and Europe, glembatumumab vedotin and varlilumab. In the past, we have entered into collaborative partnership agreements with pharmaceutical and other companies and organizations that provided financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs and may enter into more of them in the future.

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

TopoTarget A/S (TopoTarget)

        Our agreement with TopoTarget provided for us to receive up to $6.0 million in either (i) potential commercial milestone payments related to future net sales of Belinostat or (ii) 10% of any sublicense income received by TopoTarget. We have no financial and operational responsibility for the clinical development of Belinostat under our agreement with TopoTarget. In February 2010, TopoTarget entered into a co-development and commercialization agreement for Belinostat with Spectrum Pharmaceuticals, Inc. During the years ended December 31, 2010 and 2014, we received $3.0 million and $3.0 million from TopoTarget, respectively. These payments are the last payments we were owed from TopoTarget.

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

Medarex, Inc., a subsidiary of Bristol-Myers Squibb (Medarex)

        We and Medarex have entered into an assignment and license agreement, as amended, that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology related to the Company's APC Targeting Technology™ and an anti-mannose receptor product. Under the terms of the agreement, we may be required to pay royalties in the low-single digits on any net product sale of a Licensed Royalty- Bearing Product or Anti-Mannose Product to Medarex until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product.

        We and Medarex have also entered into a research and commercialization agreement, as amended, that provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies until December 2015. Under the terms of the agreement, we may be required to pay Medarex milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low-to-mid single digits on any net product sales with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, we exercised an option under our agreement, whereby we licensed from Medarex access to the UltiMab technology to develop and commercialize human antibodies to CD27, including varlilumab. In connection with the clinical trial collaboration we entered into with BMS in May 2014, we and BMS agreed to waive certain future milestone payments and to reduce future royalty rates that we may have owed Medarex in connection with any CD27 program were reduced.

Rockefeller University (Rockefeller)

        In November 2005, we and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. We may be required to pay Rockefeller milestones of up to $3.8 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low-to-mid single digits on any net product sales with respect to development and commercialization of the human DEC-205 receptor.

Duke University Brain Tumor Cancer Center (Duke)

        In September 2006, we and Duke entered into a license agreement that gave us access and reference to the clinical data generated by Duke and its collaborators in order for us to generate our own filing with the FDA relating to rindopepimut. We may be required to pay Duke milestones of up to $0.7 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of rindopepimut.

Ludwig Institute for Cancer Research (Ludwig)

        In October 2006, we and Ludwig entered into an agreement for the nonexclusive rights to certain cancer tumor targets for use in combination with our APC Targeting Technology. We may be required to pay Ludwig milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of the technology licensed from Ludwig.

Alteris Therapeutics, Inc. (Alteris)

        In October 2005, we completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. We may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including rindopepimut.

University of Southampton, UK (Southampton)

        In November 2008, we entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. We may be required to pay Southampton milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of varlilumab.

Amgen Inc. (Amgen)

        In March 2009, we entered into a license agreement with Amgen to acquire the exclusive rights to CDX-301 and CD40 ligand, or CD40L. CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. We may be required to pay Amgen milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

Amgen Fremont (formerly Abgenix)

        In connection with our acquisition of CuraGen Corporation in 2009, we assumed the license agreement between CuraGen and Amgen Fremont (successor in- interest to Abgenix) to develop fully-human monoclonal antibody therapeutics. In May 2009, an amendment to the license agreement was entered into related to CuraGen's exclusive rights to develop and commercialize glembatumumab vedotin, CDX-014 and antibodies to 10 other licensed antigens. Under the amendment, CuraGen and Amgen Fremont agreed to modify the terms of their existing cross-license of antigens whereby our amended license is fully paid-up and royalty-free.

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with our acquisition of CuraGen, we assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary ADC technology, with the right to sublicense, for use with its proprietary antibodies for the potential treatment of cancer. Under the terms of the agreement, we have the responsibility of using commercially reasonable efforts to develop, commercialize and market such treatment. In furtherance of these responsibilities, technical assistance from Seattle Genetics is available to us as necessary. We may be required to pay Seattle Genetics milestones of up to $5.0 million and $9.0 million for glembatumumab vedotin and CDX-014, respectively, upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales with respect to development and commercialization of these product candidates. The term of the agreement varies country to country and may be until the later of the expiration of the last relevant patent or the 10th anniversary of the first commercial sale. The agreement allows us to terminate with prior written notice, with both parties being able to terminate the agreement for an uncured material breach or insolvency of the other party.

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to rindopepimut for treatment of glioblastoma and/or glembatumumab vedotin for treatment of breast cancer include AbbVie, Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Bristol-Myers Squibb, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Novartis, Pfizer Inc., and Roche. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our drug candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of drug candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our drug candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.

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

Manufacturing

        We have limited experience in commercial manufacturing. We rely on contract manufacturing organizations, or CMOs, to manufacture drug substance and drug product for our late-stage clinical studies of rindopepimut and glembatumumab vedotin as well as for future commercial supplies. We also rely on CMOs for filling and packaging, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with the extensive current Good Manufacturing Practices, or cGMP, regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA. For our most advanced programs, we are working with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

        We currently use rindopepimut drug product that was manufactured by Pfizer and Jubilant Hollister Stier, in the ACT IV and ReACT clinical studies. We have established a relationship with SAFC, a division of the Sigma Aldrich Corporation, and Patheon to manufacture and fill rindopepimut for late stage development and commercial supply. We rely on Biosyn and Ambiopharm for supplying suitable quantities of cGMP starting materials for the manufacture of rindopepimut. We also rely on Sanofi to supply suitable quantities of commercial quality GM-CSF which is co-administered with rindopepimut. Any manufacturing failures or delays by our rindopepimut contract manufacturers or suppliers of critical materials could cause delays in the ACT IV and ReACT studies and/or the commercial launch of rindopepimut.

        To date, we have utilized contract manufacturing organizations for the manufacture of clinical trial supplies of glembatumumab vedotin. We have established a relationship with Lonza, AG to manufacture the CR-011 antibody and Piramal Healthcare UK Ltd. to conjugate the CR-011 antibody and stable linker with the MMAE toxin. We rely on SAFC for sourcing of suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in our glembatumumab vedotin clinical studies including the METRIC study and/or the commercial launch of glembatumumab vedotin.

        We have established our own cGMP manufacturing facility in Fall River, Massachusetts, to produce clinical materials for our current and planned Phase 1 and Phase 2 clinical trials. Our Fall River manufacturing facility has up to 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute potential products to clinical sites in the US for early clinical trials. We manufacture clinical materials of varlilumab, CDX-1401, CDX-301 and CDX-014 in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. The products are filled and packaged at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies.

        The manufacturing processes for our drug candidates and immunotherapeutic delivery systems utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

        While we believe that there is currently sufficient capacity worldwide for the production of our potential products through contract manufacturers, establishing long-term relationships with contract manufacturers and securing multiple sources for the necessary quantities of clinical and commercial materials required can be a challenge. Qualifying the initial source of clinical and ultimately commercial material is a time consuming and expensive process due to the highly regulated nature of the pharmaceutical/biotech industry. These costs may be mitigated by the economies of scale realized in commercial manufacture and product sale. The key difficulty in qualifying more than one source for each product is the duplicated time and expense in doing so without the potential to mitigate these costs if the secondary source is never utilized.

        Use of third party manufacturers limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of our contract manufacturers. If third party manufacturers fail to meet our manufacturing needs in an acceptable manner, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate third party manufacturers. It may not be possible to have multiple third party manufacturers ready to supply us with needed material at all or without incurring significant costs.

Commercial Organization

        Our strategy is to build a fully integrated, commercial stage biopharmaceutical company that would give us the opportunity to retain marketing rights to our product candidates and commercialize such products ourselves where we deem appropriate or pursue strategic partnerships to develop, sell, market and distribute our product candidates where we deem appropriate. We currently plan to commercialize rindopepimut in the United States and Europe ourselves, if regulatory approval is obtained, and to seek strategic partnerships to commercialize rindopepimut in other geographies. We may enter into strategic partnerships to develop, sell, market and distribute our other product candidates, including glembatumumab vedotin and varlilumab.

        Over the past two years, we have begun to assemble key components of a commercial organization with a focus on preparation for the potential launch of rindopepimut, if regulatory approval is obtained. We are assembling a focused commercial team with broad experience in marketing, sales, distribution and product reimbursement. We have also developed the capability to provide current and future market insights to our research and development organization regarding glembatumumab vedotin, varlilumab and our earlier-stage product candidates.

        We have been expanding our understanding of the glioblastoma market, developing our commercial strategy for the potential launch of rindopepimut, and planning the infrastructure necessary to support future commercial activities. Our understanding of the glioblastoma market in the United States and Europe incorporates information regarding the current standard of care as well as patient, health care provider and payer attitudes toward current and potential future therapies. Based on this information and the data obtained from our Phase 2 clinical trials of rindopepimut, we have begun developing our go-to-market strategy for rindopepimut, which we intend to update and refine as we obtain additional information regarding the potential commercial profile for rindopepimut. In particular, we plan to incorporate the information we obtain regarding the efficacy and safety of rindopepimut from our registration program into our marketing strategy.

        As we continue to prepare for a potential rindopepimut launch in the United States and Europe, we plan to expand our commercial organization over the next twelve to twenty-four months. This expansion will include implementation of internal systems and infrastructure in order to support commercial sales, incorporation of appropriate compliance policies and procedures, establishment of patient-focused programs and hiring and training a marketing and sales force to promote rindopepimut, if regulatory approval is obtained, to health care providers. There can be no assurance that we will be able to accomplish any of these activities or hire and train an effective marketing and sales force.

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

Patents

        The successful development and marketing of products by us will depend in part on our ability to create and maintain intellectual property, including patent rights. We are the owner or exclusive licensee to proprietary patent positions in the areas of immunotherapy technologies, vaccine technologies, antibody technologies and complement inhibitor technology. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit, or that we will be able to successfully enforce our patent position against infringers. We routinely review our patent portfolio and adjust our strategies for prosecution and maintenance of individual cases according to a number of factors including program priorities, stage of development, and patent term.

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

  •
  Our patent portfolio for glembatumumab vedotin includes issued patents in the U.S., Europe and Australia and pending patent applications in Japan and Canada. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2025. In addition, patent rights relating to the toxin and conjugation technology used in glembatumumab vedotin have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents and pending applications in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

  •
  We have licensed rights from the University of Southampton under issued U.S. and European patents and under pending patent applications in Japan and Canada relating to the technology used in varlilumab. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. We have filed further patent applications in the U.S. and major international territories which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2031. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab. In September 2014, two European patent oppositions were filed against the University of Southampton European patent. We intend to defend the European patent vigorously in cooperation with the University of Southampton.

  •
  We have issued U.S. patents relating to the technology used in CDX-1401 which have estimated patent expiry dates in at least 2028 (not including increases of term due to Patent Term Adjustment). We have a corresponding issued European patent and further patents and pending patent applications in other international territories relating to the technology used in CDX-1401 which, if and where issued and maintained to full term in due course, would have estimated patent expiry dates in 2028.

  •
  Patents for the technology used in CDX-301 have current expiration dates that range from 2016 in the major European territories to 2020 in the US.

  •
  Our patent portfolio for CDX-014 includes rights under an issued U.S. patent and further pending patent applications in the U.S., Europe, Australia, Canada and Japan. If issued and maintained to full term in due course, these filings would have estimated patent expiry dates in at least 2024 (not including increases of term due to Patent Term Adjustment in the U.S.). In addition, patent rights relating to toxin and conjugation technology have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents and pending patent applications in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

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

Government Regulation

        Our activities and products are significantly regulated by a number of governmental entities, including the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of our products. We must obtain regulatory approval from FDA and comparable authorities in other countries, as applicable, for our drug candidates before we can commercialize such drugs in the U.S. and foreign jurisdictions. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Our inability to commercialize a product would impair our ability to earn future revenues.

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

Expedited development and review programs

        The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

        Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the Fast Track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

        Under the European Union regulatory system, we will submit most of our marketing authorization applications under the centralized procedure. The centralized procedure is compulsory for medicines produced by biotechnology, or are for the treatment of cancer, or officially designated as 'orphan medicines'. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. As in the United States, we may apply for designation of our products as orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same product, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

Employees

        As of December 31, 2014, we employed 161 employees (156 full-time, 2 part-time and 3 interns), 25 of whom have Ph.D. and/or M.D. degrees. Of these employees, 128 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

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

Risks Related to our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

        To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $463.8 million as of December 31, 2014. Until, and unless, we complete clinical trials and further development, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our long term liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

        We have incurred operating losses of $122.4 million, $81.4 million and $58.1 million during 2014, 2013 and 2012, respectively, and expect to incur an operating loss in 2015 and beyond. We believe that operating losses will continue in and beyond 2015 because we are planning to incur significant costs associated with the clinical development, manufacturing of commercial supply and building a commercial organization to prepare for the potential launch of rindopepimut and glembatumumab vedotin if regulatory approval is obtained. During the years ended December 31, 2014 and 2013, we incurred $45.6 million and $32.3 million in clinical trial expense and $20.9 million and $6.6 million in contract manufacturing expense. We anticipate clinical trial and contract manufacturing expense to increase over the next twelve months related to our rindopepimut, glembatumumab vedotin and varlilumab programs. In addition, we are planning to incur additional costs in the clinical development of CDX-1401 and CDX-301. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. In particular, the continuing development and commercialization of rindopepimut, glembatumumab vedotin and our other drug candidates requires additional capital beyond our current resources. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $201.0 million. We anticipate taking further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

  •
  licensing of drug candidates with existing or new collaborative partners;

  •
  possible business combinations;

  •
  issuance of debt; or

  •
  issuance of common stock or other securities via private placements or public offerings.

        While we may continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay the build-out of our commercial infrastructure and our commercial planning and preparation activities, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business.

Risks Related to Development and Regulatory Approval of Drug Candidates

Our long term success depends heavily on our ability to fund and complete the research and development activities for our program assets, including our lead drug candidates, rindopepimut and glembatumumab vedotin.

        Our management team lacks significant experience in completing Phase 3 clinical trials and obtaining regulatory approval for a drug candidate. Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate.

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

We may be unable to manage multiple late stage clinical trials for a variety of drug candidates simultaneously.

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

        We may enter into co-development and commercialization partnerships for certain products, including rindopepimut for commercialization outside of North America and Europe, glembatumumab vedotin and varlilumab. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us or at all. Furthermore some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

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

        All of our drug candidates are at various stages of development and our activities and drug candidates are significantly regulated by a number of governmental entities, including the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of drugs and drug candidates. We or our partners must obtain regulatory approval for a drug candidate in all of these areas before we can commercialize any of our drug candidates. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. This process typically requires extensive preclinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Companies in the pharmaceutical, biotechnology and immunotherapeutic drug industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our inability to commercialize a drug candidate would impair our ability to earn future revenues.

If our drug candidates do not pass required tests for safety and effectiveness, we will not be able to obtain regulatory approval and derive commercial revenue from them.

        In order to succeed, we will need to obtain regulatory approval for our drug candidates. The FDA has not approved our lead drug candidates, rindopepimut or glembatumumab vedotin, or any of our other products for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily, and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a new drug application is filed with the FDA, it may take more than a year to receive FDA approval.

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

        As our portfolio of drug candidates moves from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients with the appropriate characteristics. At times we have experienced difficulty enrolling patients and we may experience more difficulty as the scale of our clinical testing program increases. The factors that affect our ability to enroll patients are largely uncontrollable and include principally the following:

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

        We have not completed the clinical trials necessary to obtain FDA approval to market rindopepimut, glembatumumab vedotin or any of our other products in development. Other than ACT IV and METRIC which is designed for approval, we have not initiated Phase 3 studies for any of our other products in development. Our management lacks significant experience in completing Phase 3 trials and bringing a drug through commercialization. ACT IV, METRIC and clinical trials for other products in development may be delayed or terminated as a result of many factors, including the following:

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to rindopepimut for treatment of glioblastoma and/or glembatumumab vedotin for treatment of breast cancer include AbbVie, Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Bristol-Myers Squibb, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Novartis, Pfizer Inc., and Roche. Most of our competitors have substantially greater resources, more extensive experience in conducting preclinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of ours. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

We have many competitors in our field and they may develop technologies that make ours obsolete.

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to rindopepimut for treatment of glioblastoma and/or glembatumumab vedotin for treatment of breast cancer include AbbVie, Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Bristol-Myers Squibb, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Novartis, Pfizer Inc., and Roche. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

  •
  develop technologies and products that are more effective than ours, making ours obsolete or otherwise noncompetitive;

  •
  obtain regulatory approval for products more rapidly or effectively than us; and

  •
  obtain patent protection or other intellectual property rights that would block our ability to develop competitive products.

Risks Related to Commercialization of Our Drug Candidates

We may face delays, difficulties or unanticipated costs in establishing sales and distribution capabilities for the commercialization of rindopepimut, if regulatory approval is obtained, or any other of our drug candidates.

        We are in the process of building a commercial organization which we believe will provide us with the strategic options to either retain full economic rights to our drug candidates or seek favorable economic terms through advantageous commercial partnerships. We plan to commercialize our lead drug candidate rindopepimut ourselves in North America and Europe. As a result, we may have full responsibility for commercialization of rindopepimut and our other drug candidates if and when they are approved for sale. We currently lack sufficient marketing, sales and distribution capabilities to carry out this strategy. If any of our drug candidates are approved by the FDA, we will need a drug sales force with technical expertise prior to the commercialization of any of our drug candidates. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenue, or our direct marketing and sales efforts may be unsuccessful. We may find it necessary to enter into strategic partnerships, co-promotion or other licensing arrangements and to the extent we enter into such strategic partnerships, co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold such drugs, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into such strategic partnerships, co-promotion or other licensing arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future drug candidates. If we are not successful in commercializing rindopepimut or any of our other drug candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may never achieve profitability or become unable to continue the operation of our business.

If rindopepimut or any other drug candidates for which we obtain regulatory approval do not achieve broad acceptance from physicians, patients and third-party payors, we may be unable to generate significant revenues, if any.

        Even if we obtain regulatory approval for our drug candidates, our approved drugs may not gain market acceptance among physicians and patients. We believe that effectively marketing rindopepimut, if it is approved, and our other drug candidates, if any of them are approved, will require substantial efforts, both prior to launch and after approval. Physicians may elect not to prescribe our drugs, and patients may elect not to request or take them, for a variety of reasons including:

  •
  limitations or warnings contained in a drug's FDA-approved labeling;

  •
  changes in the standard of care or the availability of alternative drugs for the targeted indications for any of our drug candidates;

  •
  limitations in the approved indications for our drug candidates;

  •
  demonstrated clinical safety and efficacy compared to other drugs;

  •
  significant adverse side effects;

  •
  effectiveness of education, sales, marketing and distribution support;

  •
  timing of market introduction and perceived effectiveness of competitive drugs;

  •
  cost-effectiveness;

  •
  adverse publicity about our drug candidates or favorable publicity about competitive drugs; and

  •
  convenience and ease of administration of our drug candidates.

        If our future drugs fail to achieve market acceptance, we will not be able to generate significant revenues and may never achieve profitability.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of rindopepimut or any of our other drug candidates. If there is not sufficient reimbursement for our future drugs, it is less likely that such drugs will be widely used.

        Market acceptance and sales of rindopepimut or any other drug candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by future healthcare reform measures in both the United States and foreign jurisdictions. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. In addition, government authorities and these third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for these drugs. In addition, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future drugs to such payors' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.

        Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs. Such legislation, or similar regulatory changes or relaxation of laws that restrict imports of drugs from other countries, could reduce the net price we receive for any future marketed drugs. As a result, our future drugs might not ultimately be considered cost-effective.

        We cannot be certain that reimbursement will be available for rindopepimut or any other drug candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future drugs. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize rindopepimut or any other drug candidates that we develop.

Other factors could affect the demand for and sales of any drug candidates that we may commercialize in the future.

        In general, other factors that could affect the demand for and sales and profitability of our future drugs include, but are not limited to:

  •
  the timing of regulatory approval, if any, of competitive drugs;

  •
  our or any other of our partners' pricing decisions, as applicable, including a decision to increase or decrease the price of a drug, and the pricing decisions of our competitors;

  •
  government and third-party payer reimbursement and coverage decisions that affect the utilization of our future drugs and competing drugs;

  •
  negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party could cause the sales of our future drugs to decrease or a future drug to be recalled;

  •
  the degree of patent protection afforded our future drugs by patents granted to or licensed by us and by the outcome of litigation involving our or any of our licensor's patents;

  •
  the outcome of litigation involving patents of other companies concerning our future drugs or processes related to production and formulation of those drugs or uses of those drugs;

  •
  the increasing use and development of alternate therapies;

  •
  the rate of market penetration by competing drugs; and

  •
  the termination of, or change in, existing arrangements with our partners.

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

        Any of these factors could have a material adverse effect on the sales of any drug candidates that we may commercialize in the future.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

        We intend to seek approval for rindopepimut in Europe and may seek approval of our other drug candidates outside the United States and may market future products in international markets. In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

        Before granting the MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

        The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

        We plan to commercialize our lead drug candidate rindopepimut ourselves in Europe, if regulatory approval is obtained. If our other drug candidates are approved for commercialization outside of the United States, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to international operations and entering into international business relationships, including:

  •
  different regulatory requirements for drug approvals;

  •
  reduced protection for intellectual property rights, including trade secret and patent rights;

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements;

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets;

  •
  compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

  •
  foreign taxes, including withholding of payroll taxes;

  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

  •
  workforce uncertainty in countries where employment regulations are different than, and labor unrest is more common than, in the United States;

  •
  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

  •
  business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires; and

  •
  difficulty in importing and exporting clinical trial materials and study samples.

Risks Related to Reliance on Third Parties

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

        The significant third parties who we currently rely on for clinical development activities include Novella Clinical, a Quintiles company, for our ACT IV study and PPD Development, LLC for clinical studies including our METRIC study. If Novella or PPD Development is unable to perform in a quality and timely manner, and at a feasible cost, our clinical studies will face delays. Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

We rely on contract manufacturers over whom we have limited control. Should the cost, delivery and quality of clinical and commercial grade materials manufactured by us in our Fall River facility or supplied by contract manufacturers vary to our disadvantage, our business operations could suffer significant harm.

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

        We currently use rindopepimut drug product that was manufactured by Pfizer and Jubilant Hollister Stier, in the ACT IV and ReACT clinical studies. We have established a relationship with SAFC, a division of the Sigma Aldrich Corporation, and Patheon to manufacture and fill rindopepimut for late stage development and commercial supply. We rely on Biosyn and Ambiopharm for supplying suitable quantities of cGMP starting materials for the manufacture of rindopepimut. We also rely on Sanofi to supply suitable quantities of commercial quality GM-CSF which is co-administered with rindopepimut. Any manufacturing failures or delays by our rindopepimut contract manufacturers or suppliers of critical materials could cause delays in the ACT IV and ReACT studies and/or the commercial launch of rindopepimut.

        To date, we have utilized contract manufacturing organizations for the manufacture of clinical trial supplies of glembatumumab vedotin. We have established a relationship with Lonza, AG to manufacture the CR-011 antibody and Piramal Healthcare UK Ltd. to conjugate the CR-011 antibody and stable linker with the MMAE toxin. We rely on SAFC for sourcing of suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in our glembatumumab vedotin clinical studies including the METRIC study and/or the commercial launch of glembatumumab vedotin.

        We have established our own cGMP manufacturing facility in Fall River, Massachusetts, to produce clinical materials for our current and planned Phase 1 and Phase 2 clinical trials. Our Fall River manufacturing facility has up to 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EMEA regulations, allowing us to distribute potential products to clinical sites in both the US and EU for early clinical trials. We manufacture clinical materials of varlilumab, CDX-1401, CDX-301 and CDX-014 in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. The products are filled and packaged at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies.

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

Risks Related to Business Operations

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

We expect to expand our clinical development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        We expect that if our clinical drug candidates continue to progress in development, we will require significant additional investment in personnel, management systems and resources, particularly in the build out of our commercial capabilities. In preparation for potential approval of rindopepimut we are building the commercial organization that will be responsible for the commercial launch of rindopepimut in the United States and Europe, if it receives marketing approval in such jurisdictions. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may not be able to successfully integrate our existing technology or to modify our technologies to create new immunotherapeutic drugs

        If we are able to integrate our acquired and licensed assets with our immunotherapy technologies, we believe these assets will give our immunotherapeutic drugs a competitive advantage. However, if we are unable to successfully integrate licensed assets, or other technologies which we have acquired or may acquire in the future, with our existing technologies and potential products currently under development, we may be unable to realize any benefit from our acquisition of these assets, or other technologies which we have acquired or may acquire in the future and may face the loss of our investment of financial resources and time in the integration process.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

        Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

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

Risks related to Intellectual Property

We license technology from other companies to develop products, and those companies could influence research and development or restrict our use of it. In addition, if we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

        Companies that license technologies to us that we use in our research and development programs may require us to achieve milestones or devote minimum amounts of resources to develop products using those technologies. They may also require us to make significant royalty and milestone payments, including a percentage of any sublicensing income, as well as payments to reimburse them for patent costs. The number and variety of our research and development programs require us to establish priorities and to allocate available resources among competing programs. From time to time we may choose to slow down or cease our efforts on particular products. If in doing so we fail to fully perform our obligations under a license, the licensor can terminate the licenses or permit our competitors to use the technology. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. Moreover, we may lose our right to market and sell any products based on the licensed technology. The occurrence of such events could materially harm our business.

Our ability to successfully develop and, if regulatory approval is obtained, commercialize our drug candidates may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our drug candidates and technologies.

        Our success depends in part on our ability to obtain and maintain patent protection and other intellectual property protection for our drug candidates and proprietary technology. We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates and technology that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing drugs and technologies.

        Biotechnology patents involve complex legal, scientific and factual questions and are highly uncertain. To date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents, particularly in regard to patents for technologies for human uses like those we use in our business. We cannot predict whether the patents we or our licensors seek will issue. If such patents are issued, a competitor may challenge them and limit their scope. Moreover, our patents may not afford effective protection against competitors with similar technology. A successful challenge to any one of our patents could result in a third party's ability to use the technology covered by the patent. We also face the risk that others will infringe, avoid or circumvent our patents. Technology that we license from others is subject to similar risks and this could harm our ability to use that technology. If we, or a company that licenses technology to us, were not the first creator of an invention that we use, our use of the underlying product or technology will face restrictions, including elimination. For example, in September 2014, two European patent oppositions were filed against a University of Southampton European patent to which we have exclusive rights and which broadly supports one of our drug candidates, varlilumab. While we plan to defend the European patent vigorously in cooperation with the University of Southampton, we may be unsuccessful and the scope of such patent may be limited or the patent may be invalidated.

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

We may be unable to protect the confidentiality of our trade secrets, thus harming our business and competitive position.

        We rely upon trade secrets, including unpatented know-how, technology and other proprietary information to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees that obligate them to assign their inventions to us. However, it is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect our intellectual property to the same extent as the laws of the United States. If our trade secrets are disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

        Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

        Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third-party's intellectual property rights, we could be required to obtain a license from such third-party to continue developing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease developing the infringing technology or product. In addition, we could be found liable for monetary damages. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

        We employ individuals who were previously employed at universities or other diagnostic or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Regulatory Risks

If our processes and systems are not compliant with regulatory requirements, we could be subject to delays in submitting BLAs, NDAs or restrictions on marketing of drugs after they have been approved.

        We currently are developing drug candidates for regulatory approval and are in the process of implementing regulated processes and systems required to obtain and maintain regulatory approval for our drug candidates. Certain of these processes and systems for conducting clinical trials and manufacturing material must be compliant with regulatory requirements before we can apply for regulatory approval for our drug candidates. These processes and systems will be subject to continual review and periodic inspection by the FDA and other regulatory bodies. If we are unable to achieve compliance in a timely fashion, or if compliance issues are identified at any point in the development and approval process, we may experience delays in filing for regulatory approval for our drug candidates, or delays in obtaining regulatory approval after filing. In addition, any later discovery of previously unknown problems or safety issues with approved drugs or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such drugs or manufacturing processes, withdrawal of drugs from the market, the imposition of civil or criminal penalties or a refusal by the FDA and/or other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications, any of which could have a material adverse effect on our business. In addition, we are a party to agreements that transfer responsibility for complying with specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting or compliance with manufacturing requirements, to our collaborators and third-party manufacturers. If our collaborators or third-party manufacturers do not fulfill these regulatory obligations, any drugs for which we or they obtain approval may be subject to later restrictions on manufacturing or sale, or may even risk withdrawal, which could have a material adverse effect on our business.

Even if we receive regulatory approval for a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

        Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect and approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

  •
  warning letters;

  •
  civil or criminal penalties and fines;

  •
  injunctions;

  •
  consent decrees;

  •
  suspension or withdrawal of regulatory approval;

  •
  suspension of any ongoing clinical studies;

  •
  voluntary or mandatory product recalls and publicity requirements;

  •
  refusal to accept or approve applications for marketing approval of new drugs;

  •
  restrictions on operations, including costly new manufacturing requirements; or

  •
  seizure or detention of drugs or import bans.

        The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we may not be permitted to market our future products and our business may suffer.

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

        We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $463.8 million as of December 31, 2014. We expect to spend substantial funds to continue the research and development testing of our products candidates.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2014 through December 2014, the market price of our common stock has fluctuated from a high of $33.33 per share in the first quarter of 2014, to a low of $10.76 per share in the second quarter of 2014. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        As of December 31, 2014, our significant leased properties are described below.

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	April 2019(1)
Needham, Massachusetts	35,200	Office and Laboratory	April 2017(2)
Fall River, Massachusetts	23,400	Manufacturing Facility	December 2017(3)
Branford, Connecticut	10,300	Office	December 2019(4)

(1)
Lease includes two renewal options of five years each.

(2)
Lease includes one renewal option of five years.

(3)
Lease includes two renewal options of five years each. Lease also includes provision for early termination in December 2015 upon prior notice of one year.

(4)
Lease includes two renewal options of three years. Lease also includes provision for early termination with 12 months notice.

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

Fiscal Period	High	Low
Year Ended December 31, 2013
First Quarter	$12.49	$6.81
Second Quarter	16.48	10.73
Third Quarter	37.98	16.00
Fourth Quarter	38.84	20.85
Year Ended December 31, 2014
First Quarter	$33.33	$16.58
Second Quarter	18.52	10.76
Third Quarter	18.30	11.93
Fourth Quarter	21.70	12.11

        As of February 17, 2015, there were approximately 366 shareholders of record of our common stock. On February 17, 2015 the closing price of our common stock, as reported by NASDAQ, was $21.44 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2014 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option and Incentive Plan (the "2008 Plan") and our 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)		Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders(2)	7,015,350	(3)	$9.34	828,485	(4)

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

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2009 through December 31, 2014, with the cumulative return on (i) NASDAQ US Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2009 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2009	2010	2011	2012	2013	2014
Celldex Therapeutics, Inc.	$100	$88	$56	$144	$518	$391
NASDAQ US Benchmark TR Index	$100	$118	$118	$137	$183	$206
NASDAQ Pharmaceutical (Subsector) Index	$100	$103	$121	$138	$187	$228

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012	2011	2010
REVENUE:
Product Development and Licensing Agreements	$838	$160	$146	$110	$40,187
Contracts and Grants	2,748	1,617	281	36	220
Product Royalties	—	2,334	10,775	9,119	6,386

Total Revenue	3,586	4,111	11,202	9,265	46,793

OPERATING EXPENSE:
Research and Development	104,381	67,401	47,398	32,439	27,650
Royalty	—	2,334	10,775	9,119	12,077
Other Operating Expense	21,635	15,818	11,106	11,106	13,521

Total Operating Expense	126,016	85,553	69,279	52,664	53,248

Operating Loss	(122,430)	(81,442)	(58,077)	(43,399)	(6,455)
Investment and Other Income, Net	4,350	819	530	396	5,259
Interest Expense	—	(927)	(1,576)	(1,796)	(1,337)

Net Loss	$(118,080)	$(81,550)	$(59,123)	$(44,799)	$(2,533)

Basic and Diluted Net Loss Per Common Share	$(1.32)	$(1.02)	$(1.02)	$(1.13)	$(0.08)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share	89,399	79,777	57,713	39,501	31,868

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2014	2013	2012	2011	2010
Working Capital	$180,494	$284,839	$67,429	$40,386	$42,739
Total Assets	248,014	347,095	125,541	97,994	109,943
Long Term Liabilities	11,863	6,950	12,082	14,974	14,480
Accumulated Deficit	(463,759)	(345,679)	(264,129)	(205,006)	(160,207)
Total Stockholders' Equity	211,660	319,795	95,774	68,722	75,255

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

        Our lead drug candidates include rindopepimut (also referred to as Rintega® and CDX-110) and glembatumumab vedotin (also referred to as CDX-011). Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma. Glembatumumab vedotin is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. We also have a number of earlier stage drug candidates in clinical development, including varlilumab (also referred to as CDX-1127), a fully human therapeutic monoclonal antibody for cancer indications, CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications and CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
Rindopepimut	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer	—	Phase 2b
Rindopepimut	Recurrent glioblastoma	—	Phase 2
Glembatumumab vedotin	Metastatic melanoma	—	Phase 2
Varlilumab	Lymphoma/leukemia and solid tumors	—	Phase 1
Varlilumab	Multiple solid tumors	—	Phase 1/2
CDX-1401	Multiple solid tumors	—	Phase 1
CDX-301	Allogeneic Hematopoietic Stem Cell Transplantation	—	Phase 1
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

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

        During the past five years through December 31, 2014, we incurred an aggregate of $279.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2014, 2013 and 2012. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Rindopepimut	$52,861	$38,149	$25,004
Glembatumumab vedotin	26,907	11,284	6,325
Varlilumab	9,459	9,376	4,020
CDX-1401	4,144	612	1,032
CDX-301	1,238	532	1,482
CDX-014	3,722	937	1,071
Other Programs	6,050	6,511	8,464

Total R&D Expense	$104,381	$67,401	$47,398

Clinical Development Programs

Rindopepimut

        Rindopepimut is an immunotherapeutic that targets the tumor-specific molecule epidermal growth factor receptor variant III, or EGFRvIII. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of glioblastoma multiforme, or GBM, tumors, the most common and aggressive form of brain cancer. Rindopepimut is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have both granted orphan drug designation for rindopepimut for the treatment of EGFRvIII expressing GBM. The FDA has also granted Fast Track designation. In February 2015, the FDA granted rindopepimut Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma.

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

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of rindopepimut in patients with surgically resected, EGFRvIII-positive GBM. Patients were randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen included a rindopepimut priming phase post-radiation followed by an adjuvant TMZ phase and a rindopepimut maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether rindopepimut plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM with minimal residual disease post resection and traditional chemo-radiation when compared to treatment with TMZ and a control injection of KLH. KLH is a component of rindopepimut and was selected due to its ability to generate a similar injection site reaction to that observed with rindopepimut.

        In December 2014, ACT IV completed enrollment. In total, over 4,800 GBM patients were screened for EGFRvIII status from more than 200 clinical trial sites across 22 countries and, consistent with prior studies, 30% were positive for the EGFRvIII mutation. The study enrolled 745 patients to reach the required 374 patients with minimal residual disease (assessed by central review) needed for analysis of the primary overall survival endpoint. All patients, including patients with disease that exceed this threshold, will be included in a secondary analysis of overall survival as well as analyses of progression-free survival, safety and tolerability, and quality of life. The timing of the overall survival primary endpoint data is event-driven. Interim analyses will be conducted by an independent Data Safety and Monitoring Board at 50% and 75% of events (deaths). The first interim analysis is expected in mid-2015. The second interim analysis is currently expected in late 2015 or early 2016 and the final data is currently expected by the end of 2016, although our expectations regarding the timing for the second interim analysis and final data read out may change based on event rates.

        In December 2011, we also initiated ReACT, a Phase 2 study of rindopepimut in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. This study completed enrollment in 2014 and includes 3 groups. Group 1 consists of 72 patients who had not previously received Avastin and were randomized to receive either rindopepimut and Avastin or a control injection of KLH and Avastin in a blinded fashion. Group 2 includes 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression and who received rindopepimut plus Avastin in a single treatment arm. In August 2013, we announced the addition of an expansion cohort of up to 75 patients, called Group 2C, to better characterize the potential activity of rindopepimut in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. In total, Group 2C enrolled 28 patients. The primary endpoint is six month progression-free survival rate (PFS-6) for groups 1 and 2 and objective response rate (ORR) for group 2C. Other study endpoints include PFS-6, ORR, PFS, overall survival, or OS and safety and tolerability.

        In November 2014, we reported the following interim data from the ReACT study. Rindopepimut plus Avastin was very well tolerated (dosing up to 26+ months) and the results demonstrated clear signs of clinical activity in advanced patient populations, including evidence of anti-tumor activity (tumor shrinkage, objective response and stable disease). Strong immune response correlated with improved outcome. In Avastin-naïve patients treated with both rindopepimut and Avastin, a statistically significant survival benefit was seen compared to the control patients.

Group 1 Interim Data

  •
  PFS-6:  PFS-6 by investigator read was 27% for patients treated with rindopepimut compared to 11% for control patients (p=0.048)

  •
  Survival:  The OS demonstrated a statistically significant benefit (p=0.0208) with a hazard ratio of 0.47 (0.25, 0.91) in favor of the rindopepimut treated patients. Median OS was 12.0 months for patients treated with rindopepimut compared to 8.8 months for control patients.

  •
  Response Rate:  7 out of 29 patients (24%) evaluable for response on the rindopepimut arm experienced a confirmed objective response versus 5 out of 30 patients (17%) evaluable for response on the control arm. Assessments of response were conducted by study investigators according to RANO criteria.

  •
  Other:  All subgroup analyses, including performance status, steroid use and recent resection, show a hazard ratio in favor of rindopepimut treatment.

Group 2/2C Interim Data

  •
  Survival:  Median OS was 5.1 months (95% CI 3.2, 6.5) for these heavily pretreated, refractory EGFRvIII-positive patients. 46% of patients in Group 2/2C were alive at 6 months.

  •
  Response Rate:  Based on investigator assessment, two patients experienced complete response, of which one was unconfirmed, and two patients experienced partial response, of which one was unconfirmed, in Group 2. Two of these four patients did not meet the protocol defined definition of refractory in Group 2, the only two such patients enrolled. No additional objective responses were observed in Group 2C and the study did not meet the criteria (defined as two responses in the first 23 patients enrolled in Group 2C) for continued enrollment. Ten patients with measurable disease experienced objective tumor shrinkage across Group 2/2C.

        Final data is anticipated by mid-year 2015 and we intend to present this data at a peer-reviewed medical meeting in this same time frame.

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

        In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in greater than or equal to 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

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

        In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB. To-date, 95 sites are open to enrollment across the United States, Canada and Australia. The study was originally designed to obtain accelerated approval. Feedback from clinical investigators conducting the study indicated that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate on study. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed a significant opportunity existed to expand the study into the EU. Based on these factors, in the fourth quarter of 2014, we amended the METRIC study and expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the US and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. We implemented these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Since implementation, both the FDA and central European regulatory authorities have reviewed the protocol design and we believe the METRIC study could support marketing approval in both the US and Europe dependent upon data review. Based on current projections, we believe enrollment will be completed in 2016.

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

        In December 2014, we initiated a single arm, open-label Phase 2 study of glembatumumab vedotin in patients with unresectable Stage III or IV melanoma. The study is expected to include approximately 10 sites in the United States and will enroll approximately 60 patients. The primary objective is to evaluate the anticancer activity of glembatumumab vedotin in advanced melanoma as measured by the ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety.

        We have completed the assay optimization and validation for a Phase 2 study in squamous cell lung cancer and expect the study will commence in 2015. We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI will sponsor two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osteosarcoma.

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

        We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 86 patients have been dosed in the study. 55 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors) and 31 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events (AE) related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with check-point blockade have been observed. Two patients experienced objective responses including a complete response in Hodgkin Lymphoma and a partial response in renal cell carcinoma. Thirteen patients experienced stable disease with a range of 3-30.7+ months to-date. Based on the results observed in hematologic malignancies, an expansion cohort has been added to enroll up to 15 patients with Hodgkin Lymphoma and an abbreviated dose escalation in T cell hematologic malignancies is ongoing.

        In May 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb Company, or BMS, to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS's PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to us of $5.0 million and the companies amended the terms of our existing license agreement with Medarex (a subsidiary of BMS) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, BMS was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

        The Phase 1/2 study was initiated in January of 2015 and is being conducted in adult patients with advanced non-small cell lung cancer, metastatic melanoma, colorectal cancer, ovarian cancer, and head and neck squamous cell carcinoma. The Phase 1 dose-escalation portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo. Following dose escalation, a Phase 2 portion of the study will include five disease specific cohorts. The primary objective of the Phase 2 study is overall response rate. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment.

        In May 2014, we also entered into a clinical trial collaboration with Oncothyreon Inc. to evaluate the safety, tolerability and preliminary efficacy of varlilumab and ONT-10, Oncothyreon's therapeutic vaccine targeting the tumor-associated antigen MUC1, in a Phase 1b study. Under the terms of the clinical trial collaboration, the Phase 1b trial will be conducted and funded by Oncothyreon. Both companies will jointly own the data from the trial and will make any plans for potential future development of the combination therapy together. The Phase 1b study was initiated in November 2014 and is being conducted in up to 42 patients with advanced breast or ovarian cancer. The primary objective of the trial is to determine the safety and tolerability of the combined therapy. Additional objectives include evaluations of the impact of combination treatment on MUC1-specific humoral and cellular immune responses, T-cell activation markers and levels of regulatory T-cells, and anti-tumor effects.

        Multiple efforts are underway to finalize designs and plans for additional Phase 2 combination studies of varlilumab, including but not limited to: a Phase 1/2 study of varlilumab and ipilumumab in patients with metastatic melanoma (plus CDX-1401 in NY-ESO positive patients); a Phase 1/2 of varlilumab plus sunitinib in renal cell carcinoma; and a Phase 1/2 study of varlilumab plus a mek pathway agent (followed sequentially by a checkpoint inhibitor) for patients with B-raf mutated metastatic melanoma. In addition to our sponsored studies and clinical trial collaborations, we anticipate that varlilumab's potential activity will also be explored in investigator sponsored studies at various academic institutions.

CDX-1401

        CDX-1401, developed from our APC Targeting Technology, is a fusion protein consisting of a fully human monoclonal antibody with specificity for the dendritic cell receptor, DEC-205, linked to the NY-ESO-1 tumor antigen. In humans, NY-ESO-1 has been detected in 20% - 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. This product is intended to selectively deliver the NY-ESO-1 antigen to dendritic cells for generating robust immune responses against cancer cells expressing NY- ESO-1. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

        We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or Poly ICLC) in

45 patients with advanced malignancies refractory to all available therapies. 60% of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well-tolerated and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either ipilimumab or an investigational checkpoint inhibitor and six of these patients had objective tumor regression. Six patients with melanoma received ipilimumab within three months of treatment with CDX-1401 and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent ipilimumab. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401 and both achieved partial responses.

        The Phase 1 study identified a well-tolerated and immunogenic regimen to take forward into future studies. A Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma is being conducted by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI and is ongoing. In addition to our sponsored studies, we anticipate that CDX-1401's potential activity will also be explored in investigator sponsored studies at various academic institutions.

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

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. The study will explore the utility of CDX-301 alone and in combination with Mozobil®. In addition to our sponsored studies and clinical trial collaborations, we anticipate that CDX-301's potential activity will also be explored in investigator sponsored studies at various academic institutions.

Preclinical Programs

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets T-cell immunoglobulin and mucin domain 1, or TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. TIM-1 is associated with kidney injury and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The TIM-1 antibody is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We expect to complete manufacturing and IND-enabling studies by the end of 2015 to support the initiation of Phase 1 clinical studies in renal cell carcinoma and potentially other TIM-1 expressing tumors in 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include accounting for revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

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

        These collaborative and other agreements may contain milestone payments. Revenues from milestones, if they are considered substantive, are recognized upon successful accomplishment of the milestones. Determining whether a milestone is substantive involves judgment, including an assessment of our involvement in achieving the milestones and whether the amount of the payment is commensurate to our performance. If not considered substantive, milestones are initially deferred and recognized over the remaining period of the performance obligation.

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

Impairment of Long-Lived Assets

        We evaluate the recoverability of our long-lived assets, including property and equipment, and finite-lived intangible assets when circumstances indicate that an event of impairment may have occurred. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are maintained on our consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the IPR&D assets as of July 1, 2014 and concluded that the IPR&D assets were not impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is recorded to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the goodwill asset as of July 1, 2014 and concluded that goodwill was not impaired.

Research and Development Expenses

        Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other preclinical studies, personnel costs, depreciation, license fees and funding of outside contracted research.

        Clinical trial expenses include expenses associated with clinical research organizations, or CRO, services. Contract manufacturing expenses include expenses associated with contract manufacturing organizations, or CMO, services. The invoicing from CROs and CMOs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO and CMO activities based on our estimate of costs incurred. We maintain regular communication with our CROs and

CMOs to assess the reasonableness of our estimates. Differences between actual expenses and estimated expenses recorded have not been material and are adjusted for in the period in which they become known.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2014	2013
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$838	$160	$678	424%
Contracts and Grants	2,748	1,617	1,131	70%
Product Royalties	—	2,334	(2,334)	(100)%

Total Revenue	$3,586	$4,111	$(525)	(13)%

Operating Expense:
Research and Development	104,381	67,401	36,980	55%
Royalty	—	2,334	(2,334)	(100)%
General and Administrative	20,622	14,805	5,817	39%
Amortization of Acquired Intangible Assets	1,013	1,013	—	0%

Total Operating Expense	126,016	85,553	40,463	47%

Operating Loss	(122,430)	(81,442)	40,988	50%
Investment and Other Income, Net	4,350	819	3,531	431%
Interest Expense	—	(927)	(927)	(100)%

Net Loss	$(118,080)	$(81,550)	$36,530	45%

Net Loss

        The $36.5 million increase in net loss for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of an increase in research and development and general and administrative expenses, partially offset by an increase in investment and other income.

Revenue

        The $0.7 million increase in product development and licensing agreements revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to our BMS agreement. In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue over our estimated performance period of five years. The $1.1 million increase in contracts and grants revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years. The $2.3 million decrease in product royalty revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to the termination of our agreement with GlaxoSmithKline plc which occurred upon the expiration of the last relevant patent right covered by the agreement. The terminated retained interests in Rotarix® net royalties which were not sold to Paul Royalty Fund II, L.P. had been equal to the amount payable to Cincinnati Children's Hospital Medical Center and recognized as royalty expense by us.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2014	2013
	(In thousands)
Personnel	$20,666	$17,040	$3,626	21%
Laboratory Supplies	3,598	3,247	351	11%
Facility	5,062	4,526	536	12%
License Fees	3,150	700	2,450	350%
Product Development	67,205	39,343	27,862	71%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $3.6 million increase in personnel expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to increased headcount and higher stock-based compensation of $0.8 million. We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our rindopepimut, glembatumumab vedotin and varlilumab programs.

        Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.4 million increase in laboratory supply expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to higher manufacturing supply purchases. We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.5 million increase in facility expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase in amortization expense related to the leasehold improvements made at our headquarters facility in Hampton, New Jersey. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $2.5 million increase in license fee expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics as a result of the METRIC initiation. We expect license fee expense to decrease over the next twelve months without this one-time milestone payment.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $27.9 million increase in product development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of an increase in clinical trial costs and contract manufacturing of $13.2 million and $14.3 million, respectively, primarily related to our rindopepimut and glembatumumab vedotin programs. We expect product development expenses to increase over the next twelve months primarily due to the increase in clinical trial and contract manufacturing expenses related to our rindopepimut, glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

Royalty Expense

        The $2.3 million decrease in royalty expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to the termination of our agreement with GlaxoSmithKline plc which occurred upon the expiration of the last relevant patent right covered by the agreement.

General and Administrative Expense

        The $5.8 million increase in general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to higher stock-based compensation of $1.5 million, increased headcount and rindopepimut and glembatumumab vedotin commercialization planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for rindopepimut and glembatumumab vedotin, although there may be fluctuations on a quarterly basis.

Amortization Expense

        Amortization expenses for the year ended December 31, 2014 were relatively consistent compared to the year ended December 31, 2013. We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

        The $3.5 million increase in investment and other income, net for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to other income in 2014 of $3.0 million related to TopoTarget milestone payments. These payments are the last milestone payments we were owed from TopoTarget. Excluding the impact of the TopoTarget milestone payments, we anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Interest Expense

        The $0.9 million decrease in interest expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to our election in May 2013 to prepay the Term Loan in full, pursuant to the terms of our loan agreement.

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

Revenue

        The $1.3 million increase in contracts and grants revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller. The $8.4 million decrease in product royalty revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.

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

Royalty Expense

        The $8.4 million decrease in royalty expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to the termination of our agreement with GlaxoSmithKline plc upon the expiration of the last relevant patent right covered by the agreement.

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

        At December 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $201.0 million. We incurred a loss of $118.1 million for the year ended December 31, 2014. Net cash used in operations for the year ended December 31, 2014 was $101.5 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2014 are sufficient to meet estimated working capital requirements and fund planned operations through 2016, however, this could be impacted by our clinical data results from our rindopepimut program and their impact on our pace of commercial manufacturing and the rate of expansion of our commercial operations.

        During the next twelve months, we may take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development.

Operating Activities

        Net cash used in operating activities was $101.5 million for the year ended December 31, 2014 compared to $67.7 million for the year ended December 31, 2013. The increase in net cash used in operating activities was primarily due to an increase in net loss of $36.5 million. We expect that cash used in operating activities will continue to increase over the next twelve months primarily related to costs incurred on our rindopepimut, glembatumumab vedotin and varlilumab programs.

        We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials and clinical drug product manufacturing as our drug candidates are developed. We plan to spend significant amounts to progress our current drug candidates through the clinical trial and commercialization processes as well as to develop additional drug candidates. As our drug candidates progress through the clinical trial process, we may be obligated to make significant milestone payments.

Investing Activities

        Net cash used in investing activities was $41.0 million for the year ended December 31, 2014 compared to $77.4 million for the year ended December 31, 2013. The decrease in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2014 of $39.1 million as compared to $73.2 million for the year ended December 31, 2013. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

        Net cash provided by financing activities was $1.2 million for the year ended December 31, 2014 compared to $289.6 million for the year ended December 31, 2013. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $1.2 million during the year ended December 31, 2014 compared to $301.1 million for the year ended December 31, 2013. We paid $11.0 million in principal payments on our Term Loan during the year ended December 31, 2013.

Equity Offerings

        In December 2013, we filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement.

        During the years ended December 31, 2013 and 2012, we issued 21,613,483 and 12,075,000 shares of our common stock in underwritten public offerings resulting in net proceeds to us of $278.6 million and $43.5 million, after deducting underwriting fees and offering expenses, respectively.

        During the years ended December 31, 2013 and 2012, we issued 2,433,608 and 8,003,290 shares of our common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to us of $17.1 million and $40.1 million, after deducting commission and offering expenses, respectively.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2014, such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.5 million of license and milestone payments in 2015.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2014 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$8,720	$2,793	$4,875	$1,052	$—
Other contractual obligations(2)	15,352	13,251	2,101	—	—

Total contractual obligations	$24,072	$16,044	$6,976	$1,052	$—

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2014 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. and its subsidiary at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 24, 2015

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,020	$169,402
Marketable Securities	173,023	133,581
Accounts and Other Receivables	427	489
Prepaid and Other Current Assets	3,515	1,717

Total Current Assets	204,985	305,189

Property and Equipment, Net	10,535	9,973
Intangible Assets, Net	21,807	22,820
Other Assets	1,722	148
Goodwill	8,965	8,965

Total Assets	$248,014	$347,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,603	$2,243
Accrued Expenses	19,296	17,179
Current Portion of Long-Term Liabilities	2,592	928

Total Current Liabilities	24,491	20,350

Other Long-Term Liabilities	11,863	6,950

Total Liabilities	36,354	27,300

Commitments and Contingent Liabilities (Notes 14 and 16)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2014 and 2013	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 89,592,779 and 89,246,832 Shares Issued and Outstanding at December 31, 2014 and 2013, respectively	90	89
Additional Paid-In Capital	672,739	662,717
Accumulated Other Comprehensive Income	2,590	2,668
Accumulated Deficit	(463,759)	(345,679)

Total Stockholders' Equity	211,660	319,795

Total Liabilities and Stockholders' Equity	$248,014	$347,095

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
REVENUE:
Product Development and Licensing Agreements	$838	$160	$146
Contracts and Grants	2,748	1,617	281
Product Royalties	—	2,334	10,775

Total Revenue	3,586	4,111	11,202

OPERATING EXPENSE:
Research and Development	104,381	67,401	47,398
Royalty	—	2,334	10,775
General and Administrative	20,622	14,805	10,016
Amortization of Acquired Intangible Assets	1,013	1,013	1,090

Total Operating Expense	126,016	85,553	69,279

Operating Loss	(122,430)	(81,442)	(58,077)
Investment and Other Income, Net	4,350	819	530
Interest Expense	—	(927)	(1,576)

Net Loss	$(118,080)	$(81,550)	$(59,123)

Basic and Diluted Net Loss Per Common Share	$(1.32)	$(1.02)	$(1.02)

Shares Used in Calculating Basic and Diluted Net Loss per Share	89,399	79,777	57,713

COMPREHENSIVE LOSS:
Net Loss	$(118,080)	$(81,550)	$(59,123)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(5)	(3)	2
Unrealized (Loss) Gain on Marketable Securities	(73)	(74)	91

Comprehensive Loss	$(118,158)	$(81,627)	$(59,030)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	44,210,636	44	271,032	2,652	(205,006)	68,722
Shares Issued under Stock Option and Employee Stock Purchase Plans	70,587	—	163	—	—	163
Shares Issued in Connection with Cantor Agreement	8,003,290	8	40,130	—	—	40,138
Shares Issued in Underwritten Offering	12,075,000	12	43,471	—	—	43,483
Share-Based Compensation	—	—	2,298	—	—	2,298
Foreign Currency Translation Adjustments	—	—	—	2	—	2
Unrealized Gains on Marketable Securities	—	—	—	91	—	91
Net Loss	—	—	—	—	(59,123)	(59,123)

Balance at December 31, 2012	64,359,513	64	357,094	2,745	(264,129)	95,774
Shares Issued under Stock Option and Employee Stock Purchase Plans	840,228	1	5,402	—	—	5,403
Shares Issued in Connection with Cantor Agreement	2,433,608	2	17,132	—	—	17,134
Shares Issued in Underwritten Offering	21,613,483	22	278,541	—	—	278,563
Share-Based Compensation	—	—	4,548	—	—	4,548
Foreign Currency Translation Adjustments	—	—	—	(3)	—	(3)
Unrealized Losses on Marketable Securities	—	—	—	(74)	—	(74)
Net Loss	—	—	—	—	(81,550)	(81,550)

Balance at December 31, 2013	89,246,832	89	662,717	2,668	(345,679)	319,795
Shares Issued under Stock Option and Employee Stock Purchase Plans	193,775	1	1,170	—	—	1,171
Shares Issued in Connection with Supply Agreement	152,172	—	2,000	—	—	2,000
Share-Based Compensation	—	—	6,852	—	—	6,852
Foreign Currency Translation Adjustments	—	—	—	(5)	—	(5)
Unrealized Losses on Marketable Securities	—	—	—	(73)	—	(73)
Net Loss	—	—	—	—	(118,080)	(118,080)

Balance at December 31, 2014	89,592,779	$90	$672,739	$2,590	$(463,759)	$211,660

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(118,080)	$(81,550)	$(59,123)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,388	1,932	2,047
Amortization of Intangible Assets	1,013	1,013	1,090
Amortization and Premium of Marketable Securities	95	(1,366)	(660)
Realized Gain on Sales and Maturities of Marketable Securities	(11)	—	(6)
Loss (Gain) on Sale or Disposal of Assets	6	(21)	(74)
Stock-Based Compensation Expense	6,852	4,548	2,298
Non-Cash Expense	72	97	226
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	62	(445)	126
Prepaid and Other Current Assets	(2,026)	(706)	33
Other Assets	65	276	(95)
Accounts Payable and Accrued Expenses	1,450	7,236	3,762
Other Liabilities	6,577	1,317	594

Net Cash Used in Operating Activities	(101,537)	(67,669)	(49,782)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	109,232	38,894	52,360
Purchases of Marketable Securities	(148,314)	(112,118)	(69,255)
Acquisition of Property and Equipment	(1,929)	(4,219)	(303)
Proceeds from Sale or Disposal of Assets	—	21	218

Net Cash Used in Investing Activities	(41,011)	(77,422)	(16,980)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	—	295,697	83,784
Proceeds from Issuance of Stock from Employee Benefit Plans	1,171	5,403	—
Payments of Term Loan	—	(11,029)	(3,971)
Payment of Other Liabilities	—	(472)	(55)

Net Cash Provided by Financing Activities	1,171	289,599	79,758

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(3)	2

Net Increase (Decrease) in Cash and Cash Equivalents	(141,382)	144,505	12,998
Cash and Cash Equivalents at Beginning of Period	169,402	24,897	11,899

Cash and Cash Equivalents at End of Period	$28,020	$169,402	$24,897

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$—	$1,209	$1,384
Non-cash Investing Activities
Accrued construction in progress	$1,027	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND OVERVIEW

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. The Company's lead drug candidates include rindopepimut (also referred to as Rintega® and CDX-110) and glembatumumab vedotin (also referred to as CDX-011). Rindopepimut is a targeted immunotherapeutic in a pivotal Phase 3 study for the treatment of front-line glioblastoma and a Phase 2 study for the treatment of recurrent glioblastoma. Glembatumumab vedotin is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. The Company has a number of earlier stage candidates in clinical development, including varlilumab (also referred to as CDX-1127), a fully human therapeutic monoclonal antibody for cancer indications, CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells for cancer indications and CDX-301, an immune cell mobilizing agent and dendritic cell growth factor

        At December 31, 2014, the Company had cash, cash equivalents and marketable securities of $201.0 million. The Company incurred a loss of $118.1 million for the year ended December 31, 2014. Net cash used in operations for the year ended December 31, 2014 was $101.5 million. The Company believes that the cash, cash equivalents and marketable securities at December 31, 2014 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

        During the next twelve months, the Company may take further steps to raise additional capital to meet its long-term liquidity needs. These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company's economic potential from products under development.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. On December 31, 2014, the Company's wholly-owned subsidiary, Celldex Research Corporation, merged into Celldex Therapeutics, Inc. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

        Revenue from Rockefeller, BMS and Glaxo represented 75%, 20% and 0% for the year ended December 31, 2014, 35%, 0% and 57% for the year ended December 31, 2013, and 0%, 0% and 96% for the year ended December 31, 2012, of total Company revenue, respectively.

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

        IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. As part of the annual impairment test of the IPR&D assets as of July 1, 2014, the Company bypassed the optional qualitative assessment and performed a calculation of the fair value of the asset. The Company concluded that the IPR&D assets were not impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under U.S. GAAP. As part of its annual impairment test of the goodwill asset as of July 1, 2014, the Company bypassed the optional qualitative assessment and performed the two-step impairment test. The Company concluded that goodwill was not impaired.

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

        These collaborative and other agreements may contain milestone payments. Revenues from milestones, if they are considered substantive, are recognized upon successful accomplishment of the milestones. Determining whether a milestone is substantive involves judgment, including an assessment of the Company's involvement in achieving the milestones and whether the amount of the payment is commensurate to the Company's performance. If not considered substantive, milestones are initially deferred and recognized over the period of the remaining performance obligation.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expenses

        Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other preclinical studies, personnel costs, depreciation, license fees and funding of outside contracted research.

        Clinical trial expenses include expenses associated with clinical research organizations, or CRO, services. Contract manufacturing expenses include expenses associated with contract manufacturing organizations, or CMO, services. The invoicing from CROs and CMOs for services rendered can lag several months. The Company accrues the cost of services rendered in connection with CRO and CMO activities based on our estimate of costs incurred. The Company maintains regular communication with our CROs and CMOs to assess the reasonableness of its estimates. Differences between actual expenses and estimated expenses recorded have not been material and are adjusted for in the period in which they become known.

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

        The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense.

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss). At December 31, 2014 and December 31, 2013, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2014, 2013 and 2012.

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

	Year Ended December 31,
	2014	2013	2012
Stock options	7,015,350	5,770,544	5,349,810
Restricted stock	7,000	6,000	6,000

	7,022,350	5,776,544	5,355,810

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2014, the FASB issued a new U.S. GAAP accounting standard that creates modifications to various other revenue accounting standards for specialized transactions and industries. The new U.S. GAAP accounting standard is intended to conform revenue accounting principles with a concurrently issued new standard under International Financial Reporting Standards, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will further study the implications of this standard in order to evaluate the method of adoption and the expected impact on the consolidated financial statements.

        In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new accounting standard requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

(3) COMPREHENSIVE LOSS

        The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014 and 2013 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2014, 2013 and 2012.

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2013	$82	$2,586	$2,668
Other comprehensive loss before reclassifications	(73)	(5)	(78)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(73)	(5)	(78)

Balance at December 31, 2014	$9	$2,581	$2,590

Balance at December 31, 2012	$156	$2,589	$2,745
Other comprehensive loss before reclassifications	(74)	(3)	(77)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(74)	(3)	(77)

Balance at December 31, 2013	$82	$2,586	$2,668

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's financial assets subject to fair value measurements:

	As of December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,677	—	$18,677	—
Marketable securities	$173,023	—	$173,023	—

	$191,700	—	$191,700	—

	As of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$148,549	—	$148,549	—
Marketable securities	$133,581	—	$133,581	—

	$282,130	—	$282,130	—

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
	(In thousands)
December 31, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$44,580	$30	$(6)	$44,604
Maturing after one year through three years	16,108	49	(1)	16,156

Total U.S. government and municipal obligations	$60,688	$79	$(7)	$60,760

Corporate debt securities
Maturing in one year or less	$89,636	6	$(37)	$89,605
Maturing after one year through three years	22,690	3	(35)	22,658

Total corporate debt securities	$112,326	$9	$(72)	$112,263

Total marketable securities	$173,014	$88	$(79)	$173,023

December 31, 2013
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$55,531	$27	$(4)	$55,554
Maturing after one year through three years	18,234	56	(4)	18,286

Total U.S. government and municipal obligations	$73,765	$83	$(8)	$73,840

Corporate debt securities
Maturing in one year or less	$38,973	$9	$(9)	$38,973
Maturing after one year through three years	20,761	12	(5)	20,768

Total corporate debt securities	$59,734	$21	$(14)	$59,741

Total marketable securities	$133,499	$104	$(22)	$133,581

        The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of December 31, 2014.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) PROPERTY AND EQUIPMENT, NET

        Property and equipment include the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Laboratory Equipment	$4,223	$3,699
Manufacturing Equipment	2,274	2,130
Office Furniture and Equipment	1,888	1,386
Leasehold Improvements	14,603	14,493
Construction in Progress	1,767	257

Total Property and Equipment	24,755	21,965
Less Accumulated Depreciation and Amortization	(14,220)	(11,992)

	$10,535	$9,973

        Depreciation and amortization expense related to property and equipment was $2.4 million, $1.9 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(7) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets, net of accumulated amortization, and goodwill are as follows:

	December 31, 2014				December 31, 2013
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(4,708)	9,792	14,500	(3,812)	10,688
Core Technology	11 years	1,296	(1,081)	215	1,296	(964)	332

Total Intangible Assets		$27,596	$(5,789)	$21,807	$27,596	$(4,776)	$22,820

Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

        The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at December 31, 2014, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

        Amortization expense for intangible assets was $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated future amortization expense of intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is $1.0 million, $1.0 million, $0.9 million, $0.9 million and $0.9 million, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) ACCRUED EXPENSES

        Accrued expenses include the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Accrued Royalty and License Fees	$—	$250
Accrued Payroll and Employee Benefits	4,284	3,515
Accrued Research and Development Contract Costs	12,696	11,840
Accrued Professional Fees	490	556
Other Accrued Expenses	1,826	1,018

	$19,296	$17,179

(9) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Deferred Rent	$482	$419
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	4,015	1,630
Deferred Revenue	5,297	1,168

Total	14,455	7,878
Less Current Portion	(2,592)	(928)

Long-Term Portion	$11,863	$6,950

        In December 2014, January 2014, January 2013, January 2012 and January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $1.9 million, $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $1.8 million, $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the years ended December 31, 2014 and 2013, the Company recorded $0.4 million and $0.2 million to other income related to the sale of these tax benefits, respectively.

        In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company will perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years. The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $2.7 million and $1.4 million in revenue related to the Rockefeller agreement during the years ended December 31, 2014 and 2013, respectively.

        In May 2014, the Company entered into a clinical trial collaboration with Bristol-Myers Squibb Company ("BMS") to evaluate the safety, tolerability and preliminary efficacy of varlilumab and

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) OTHER LONG-TERM LIABILITIES (Continued)

Opdivo®, BMS's PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to the Company of $5.0 million and BMS and the Company amended the terms of the Company's existing license agreement with Medarex (a subsidiary of BMS) related to the Company's CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from the Company to Medarex. In return, BMS was granted a time-limited right of first negotiation if the Company wishes to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that the Company will be responsible for conducting the ongoing Phase 1/2 study.

        The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model ("CAPM"). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. These BMS payments will be recognized as revenue under the CAPM. The Company recorded $0.7 million in revenue related to the BMS agreement during the year ended December 31, 2014.

(10) TERM LOAN

        In December 2010, the Company entered into a loan and security agreement pursuant to which the Company borrowed $10.0 million under a term loan. In March 2011, the Company amended the loan agreement and borrowed an additional $5.0 million. In May 2013, the Company elected to prepay the outstanding principal under the term loan in full, pursuant to the terms of its loan agreement, as amended, and paid $8.8 million in principal and $0.7 million in interest, prepayment and final payment fees. The Company's obligations under the loan agreement had been collateralized by a first priority security interest in substantially all of its assets, other than its intellectual property. In connection with the repayment of the term loan and the termination of the loan agreement, those security interests were released. Interest expense on the term loan was $0.8 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively.

(11) STOCKHOLDERS' EQUITY

Common Stock

        In December 2013, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement.

        During the years ended December 31, 2013 and 2012, Company issued 21,613,483 and 12,075,000 shares of its common stock in underwritten public offerings resulting in net proceeds to the Company of $278.6 million and $43.5 million, after deducting underwriting fees and offering expenses, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) STOCKHOLDERS' EQUITY (Continued)

        During the years ended December 31, 2013 and 2012, Company issued 2,433,608 and 8,003,290 shares of its common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to the Company of $17.1 million and $40.1 million, after deducting commission and offering expenses, respectively.

        During the year ended December 31, 2014, the Company entered into an amended and restated supply agreement with Biosyn Corporation. Under the supply agreement, Biosyn will manufacture and supply keyhole limpet hemocyanin (KLH) to the Company for use in connection with the development, manufacture or commercial sale of rindopepimut. In connection with the supply agreement, the Company issued to Biosyn 152,172 shares of its common stock having a value of $2.0 million. The Company is recording the $2.0 million to research and development expense through August 2021, the current term of the supply agreement. At December 31, 2014, the Company recorded $0.3 million and $1.6 million to prepaid assets and other assets related to this stock issuance, respectively.

Convertible Preferred Stock

        At December 31, 2014, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock").

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

Employee Stock Purchase Plan

        At December 31, 2014, a total of 200,000 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2014 and 2013, the Company issued 10,798 and 11,823 shares under the 2004 ESPP Plan, respectively. At December 31, 2014, 153,326 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2014, the 2008 Plan allowed for a maximum of 7,400,000 shares of common stock to be issued for grants of Stock Options and other Awards made prior to March 7, 2018 and grants of

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

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

        A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2013	5,770,544	$8.17	7.0
Granted	1,456,800	$13.69
Exercised	(169,977)	$6.00
Canceled	(42,017)	$13.10

Options Outstanding at December 31, 2014	7,015,350	$9.34	6.6

Options Vested and Expected to Vest at December 31, 2014	6,963,570	$9.31	6.6
Options Exercisable at December 31, 2014	4,090,112	$7.06	5.1
Shares Available for Grant under the 2008 Plan	675,159

        The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $10.0 million and $0.2 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $8.82, $10.51 and $3.67, respectively. The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $5.7 million, $2.4 million and $2.1 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2014 was $62.8 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2014 was $62.5 million. As of December 31, 2014, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $20.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2013	6,000	$15.20
Granted	14,000	$14.12
Vested	(12,000)	$14.33
Canceled	(1,000)	$13.45

Outstanding and unvested at December 31, 2014	7,000	$14.78

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was recorded as follows:

	2014	2013	2012
	(In thousands)
Research and development	$3,459	$2,640	$1,415
General and administrative	3,393	1,908	883

Total stock-based compensation expense	$6,852	$4,548	$2,298

        The fair values of employee stock options granted during the years ended December 31, 2014, 2013 and 2012 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected stock price volatility	70 - 72%	71 - 72%	70 - 72%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.9 - 2.2%	1.2 - 2.1%	0.9 - 1.4%
Expected dividend yield	None	None	None

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

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) REVENUE

        In 1997, the Company licensed its oral rotavirus strain to GlaxoSmithKline plc ("Glaxo") and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix rotavirus vaccine in 1995 and owed a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. ("PRF") purchased a 70% interest in the net royalties the Company received on worldwide sales of Rotarix. In December 2012, the Glaxo agreement expired automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement. The Company's retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company's retained interest in Rotarix was $2.3 million and $10.8 million for the years ended December 31, 2013 and 2012, respectively.

(14) COLLABORATION AGREEMENTS

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense of $3.2 million, $0.7 million and $0.7 million was recorded to research and development expense for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The Company and Medarex have also entered into a research and commercialization agreement, as amended, that provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens utilizing the Medarex UltiMAb technology platform for generating antibodies until December 2015. Under the terms of the agreement, the Company may be required to pay Medarex milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low-to-mid single digits on any net product sales with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, the Company exercised an option under the agreement, whereby it licensed from Medarex access to the UltiMab technology to develop and commercialize human

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

antibodies to CD27, including varlilumab. In connection with the clinical trial collaboration, the Company entered into with BMS in May 2014, certain future milestone payments were waived and future royalty rates that the Company may have owed Medarex in connection with any CD27 program were reduced.

Rockefeller University (Rockefeller)

        In November 2005, the Company and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. The Company may be required to pay Rockefeller milestones of up to $3.8 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low-to-mid single digits on any net product sales with respect to development and commercialization of the human DEC-205 receptor.

Duke University Brain Tumor Cancer Center (Duke)

        In September 2006, the Company and Duke entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to rindopepimut. The Company may be required to pay Duke milestones of up to $0.7 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of rindopepimut.

Ludwig Institute for Cancer Research (Ludwig)

        In October 2006, the Company and Ludwig entered into an agreement for the nonexclusive rights to certain cancer tumor targets for use in combination with the Company's APC Targeting Technology. The Company may be required to pay Ludwig milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of the technology licensed from Ludwig.

Alteris Therapeutics, Inc. (Alteris)

        In October 2005, the Company completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. The Company may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including rindopepimut.

University of Southampton, UK (Southampton)

        In November 2008, the Company entered into a license agreement with Southampton to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. The Company may be required to pay Southampton milestones of up to approximately $1.4 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

low-single digits on any net product sales with respect to development and commercialization of varlilumab.

Amgen Inc. (Amgen)

        In March 2009, the Company entered into a license agreement with Amgen to acquire the exclusive rights to CDX-301 and CD40 ligand (CD40L). CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. The Company may be required to pay Amgen milestones of up to $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

Seattle Genetics, Inc. (Seattle Genetics)

        In connection with the acquisition of CuraGen, the Company assumed the license agreement between CuraGen and Seattle Genetics whereby CuraGen acquired the rights to proprietary antibody-drug conjugate (ADC) technology for use with the Company's proprietary antibodies for the potential treatment of cancer. The Company may be required to pay Seattle Genetics milestones of up to $5.0 million and $9.0 million for glembatumumab vedotin and CDX-014, respectively, upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales with respect to development and commercialization of these product candidates.

(15) INCOME TAXES

        The components of income tax expense attributable to continuing operations consist of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income tax benefit (provision):
Federal	$43,536	$30,962	$19,394
State	7,328	4,920	4,237
Expiration of Net Operating Losses and Research & Development Tax Credits	(2,302)	(126)	(1,426)

	48,562	35,756	22,205
Deferred tax valuation allowance	(48,562)	(35,756)	(22,205)

	$—	$—	$—

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2014	2013	2012
	(In thousands)
Pre-tax loss	$(118,080)	$(81,550)	$(59,123)

Loss at Statutory Rates	(40,147)	(27,727)	(20,102)
Research and Development Credits	(4,126)	(3,261)	—
State Taxes	(7,328)	(4,920)	(4,237)
Other	737	26	708
Expiration of Net Operating Losses and Research & Development Tax Credits	2,302	126	1,426
Change in Valuation Allowance	48,562	35,756	22,205

Income tax (benefit) provision	$—	$—	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

        The principal components of the deferred tax assets and liabilities at December 31, 2014 and 2013, respectively, are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$95,577	$79,558
Tax Credit Carryforwards	29,709	25,582
Deferred Expenses	85,889	61,370
Stock-based Compensation	5,556	3,926
Fixed Assets	1,882	1,638
Deferred Revenue	2,078	447
Accrued Expenses and Other	202	176

	220,893	172,697
Gross Deferred Tax Liabilities
Other Acquired Intangibles	(3,749)	(4,115)
IPR&D Intangibles	(4,661)	(4,661)

	(8,410)	(8,776)

Total Deferred Tax Assets and Liabilities	212,483	163,921
Deferred Tax Assets Valuation Allowance	(217,144)	(168,582)

Net Deferred Tax Asset (Liability)	$(4,661)	$(4,661)

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        The net deferred tax liability of $4.7 million at December 31, 2014 and 2013 relates to the temporary differences associated with the IPR&D intangible assets acquired in the CuraGen acquisition, which are not deductible for tax purposes.

        As of December 31, 2014, the Company had the following federal net operating loss ("NOL") carryforwards:

  •
  Prior to the merger of the Company and AVANT, $33.0 million was generated by the Company which expire at various dates starting in 2023 and going through 2028;

  •
  Prior to the merger of the Company and AVANT, $101.2 million, net of expirations and utilization, was generated by AVANT which expire at various dates starting in 2018 and going through 2028;

  •
  Following the merger of the Company and AVANT, $182 million was generated by the combined company which expire at various dates starting in 2028 and going through 2034; and

  •
  Prior to its acquisition by the Company, $518.3 million was generated by CuraGen.

        As of December 31, 2014, the Company has an additional $8.0 million of federal and state net operating losses not reflected above, that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet once they are "realized" in accordance with ASC 718.

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

        Similar to the AVANT and CuraGen NOL carryforwards above, the Company believes that it is not more likely than not that federal and state research and development ("R&D") credits of $20.8 million and $14.4 million, respectively, will be utilized in the future periods. Further, the Company's ability to use the state NOLs of approximately $127.6 million and the remaining federal and state R&D credit carryforwards of approximately $23.6 million and $9.3 million, respectively, may be

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

substantially limited. These state NOLs and federal and state credits expire at various dates starting in 2016 going through 2034. The Company has not yet completed a study of these credits to substantiate the amounts. Until a study is completed, no amounts are being presented as an uncertain tax position.

        Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        The Company applies the authoritative guidance on account for and disclosure of uncertainty in income tax positions which requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty perfect likelihood of being realized upon the ultimate settlement with the relevant taxing authority. At December 31, 2014 and 2013, we had no unrecognized tax benefits. A full valuation allowance has been provided against our deferred tax assets and liabilities and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

        Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year.

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at December 31, 2014 against the Company's net deferred tax assets.

(16) COMMITMENTS AND CONTINGENCIES

        The Company has facility and equipment leases that expire at various dates through 2019. Certain of these facility leases contain renewal options, early termination provisions, and provisions that escalate the base rent payments and require the Company to pay common area maintenance costs ("CAM") during the lease term. The following obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2014 do not include the exercise of renewal terms or early termination provisions (in thousands):

2015	$2,793
2016	3,009
2017	1,866
2018	690
2019	362
Thereafter	—

Total minimum lease payments	$8,720

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) COMMITMENTS AND CONTINGENCIES (Continued)

        The Company's total rent and CAM expense for all facility leases was $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(17) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(18) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2014	Q1 2014	Q2 2014	Q3 2014	Q4 2014
	(In thousands, except per share amounts)
Total revenue	$416	$592	$1,101	$1,477
Net loss	(29,903)	(28,274)	(28,082)	(31,821)
Basic and diluted net loss per common share	(0.33)	(0.32)	(0.31)	(0.36)

2013	Q1 2013	Q2 2013	Q3 2013	Q4 2013
	(In thousands, except per share amounts)
Total revenue	$2,414	$97	$980	$620
Net loss	(17,332)	(19,016)	(23,140)	(22,062)
Basic and diluted net loss per common share	(0.23)	(0.24)	(0.29)	(0.27)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2014, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex Therapeutic, Inc.," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2015 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2015 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2015 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2015 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2015 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2015 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2015 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2015 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2015 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	8-K (000-15006)	2.1	10/22/07
2.2	Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc.	8-K (000-15006)	2.1	5/29/09
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws, dated April 7, 2014	8-K (000-15006)	3.1	4/8/14
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	Filed herewith

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 53 LLC dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
*10.4	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.5	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.6	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.7	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.8	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.9	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.10	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.11	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.12	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and the Company	S-4 (333-148291)	10.2	1/18/08

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.13	License Agreement dated September 1, 2006 by and between Duke University and the Company	S-4 (333-148291)	10.3	1/18/08
10.14	Amendment to License Agreement between Duke University and the Company dated April 2, 2008	10-K/A (000-15006)	10.5	12/23/10
*10.15	License Agreement between Duke University, The Johns Hopkins University and the Company dated December 31, 2003	10-K/A (000-15006)	10.11	12/23/10
*10.16	Amendment to License Agreement between Duke University, The Johns Hopkins University and the Company dated April 2, 2008	10-K/A (000-15006)	10.13	12/23/10
*10.17	Assignment and License Agreement, as amended, dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.4	1/18/08
*10.18	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.19	Research Collaboration and Commercialization Agreement effective October 20, 2006 between the Company and the Ludwig Institute for Cancer Research	10-K (000-15006)	10.45	3/2/09
*10.20	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.21	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.22	Collaboration Agreement dated June 18, 2004 between Seattle Genetics and CuraGen	10-K (000-15006)	10.27	3/12/10
*10.23	Second Restated Collaboration Agreement dated April 12, 2004 and amended October 19, 2004 between Abgenix Inc. and CuraGen	10-K (000-15006)	10.28	3/12/10
10.24	Amgen Letter Agreement, by and between CuraGen and Amgen Fremont, Inc. dated May 2, 2009	10-K (000-15006)	10.29	3/12/10
*10.25	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen	10-K (000-15006)	10.30	3/12/10
*10.26	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
10.27	Master Services Agreement dated March 29, 2010 by and between the Company and Prologue Research International, Inc. (Prologue)	10-Q (000-15006)	10.2	11/3/11

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.28	Amendment to Master Services Agreement dated July 6, 2011 by and between the Company and Novella Clinical Inc. (formerly known as Prologue)	10-Q (000-15006)	10.3	11/3/11
10.29	Master Services Agreement dated May 6, 2013 by and between the Company and PPD Development, LLC	10-Q (000-15006)	10.3	8/6/13
*10.30	Third Amended and Restated Supply Agreement dated October 15, 2014 between the Company and Biosyn Corporation	10-Q (000-15006)	10.1	11/5/14
10.31	Subscription Agreement dated as of October 15, 2014 by and between the Company and Biosyn Corporation	8-K (000-15006)	10.1	10/20/14
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.32	Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	10.1.3	1/6/11
10.33	Amendment No. 1 to Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co., dated September 20, 2012	8-K (000-15006)	10.1	9/24/12
Material Contracts—Management Contracts and Compensatory Plans
†10.34	2008 Stock Option and Incentive Plan, as amended and restated	8-K (000-15006)	10.1	6/14/12
†10.35	2004 Employee Stock Purchase Plan, as amended and restated	8-K (000-15006)	10.1	6/13/13
†10.36	Employment Agreement, dated as of January 1, 2013, by and between the Company and Anthony S. Marucci	8-K (000-15006)	10.1	12/21/12
†10.37	Employment Agreement, dated as of January 1, 2013, by and between the Company and Avery W. Catlin	8-K (000-15006)	10.2	12/21/12
†10.38	Employment Agreement, dated as of January 1, 2013, by and between the Company and Thomas Davis, MD	8-K (000-15006)	10.3	12/21/12
†10.39	Employment Agreement, dated as of January 1, 2013, by and between the Company and Tibor Keler, Ph.D.	8-K (000-15006)	10.4	12/21/12
†10.40	Employment Agreement, dated as of January 1, 2013, by and between the Company and Ronald A. Pepin, Ph.D.	8-K (000-15006)	10.5	12/21/12
†10.41	Form of Stock Option Agreement	8-K (000-15006)	10.1	1/25/10
†10.42	CuraGen 2007 Stock Incentive Plan, amended and restated	10-K (000-15006)	10.41	3/12/10
†10.43	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
February 24, 2015		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2015
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2015
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	February 24, 2015
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	February 24, 2015
/s/ GEORGE O. ELSTON George O. Elston	Director	February 24, 2015
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	February 24, 2015
/s/ KAREN L. SHOOS Karen L. Shoos	Director	February 24, 2015
/s/ RICHARD A. VAN DEN BROEK Richard A. van den Broek	Director	February 24, 2015