Form 10-Q
period 2015-03-31
Celldex Therapeutics, Inc.
filed 2015-04-29
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 22, 2015, 98,480,819 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$122,170	$28,020
Marketable Securities	237,603	173,023
Accounts and Other Receivables	679	427
Prepaid and Other Current Assets	3,677	3,515
Total Current Assets	364,129	204,985
Property and Equipment, Net	11,236	10,535
Intangible Assets, Net	21,554	21,807
Other Assets	1,816	1,722
Goodwill	8,965	8,965
Total Assets	$407,700	$248,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,071	$2,603
Accrued Expenses	15,420	19,296
Current Portion of Long-Term Liabilities	2,657	2,592
Total Current Liabilities	21,148	24,491
Other Long-Term Liabilities	11,000	11,863
Total Liabilities	32,148	36,354

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2015 and December 31, 2014	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 98,480,632 and 89,592,779 Shares Issued and Outstanding at March 31, 2015 and December 31, 2014, respectively	98	90
Additional Paid-In Capital	866,771	672,739
Accumulated Other Comprehensive Income	2,616	2,590
Accumulated Deficit	(493,933)	(463,759)
Total Stockholders’ Equity	375,552	211,660
Total Liabilities and Stockholders’ Equity	$407,700	$248,014

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUE:
Product Development and Licensing Agreements	$342	$35
Contracts and Grants	144	381
Total Revenue	486	416

OPERATING EXPENSE:
Research and Development	25,125	27,070
General and Administrative	6,089	4,582
Amortization of Acquired Intangible Assets	253	253
Total Operating Expense	31,467	31,905

Operating Loss	(30,981)	(31,489)
Investment and Other Income, Net	807	1,586
Net Loss	$(30,174)	$(29,903)

Basic and Diluted Net Loss Per Common Share	$(0.33)	$(0.33)

Shares Used in Calculating Basic and Diluted Net Loss per Share	92,437	89,270

COMPREHENSIVE LOSS:
Net Loss	$(30,174)	$(29,903)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	15	1
Unrealized Gain on Marketable Securities	11	1
Comprehensive Loss	$(30,148)	$(29,901)

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(30,174)	$(29,903)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	672	579
Amortization of Intangible Assets	253	253
Amortization and Premium of Marketable Securities	(1,219)	(2,129)
Stock-Based Compensation Expense	2,281	1,250
Non-Cash Expense	72	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(252)	184
Prepaid and Other Current Assets	(38)	(1,051)
Other Assets	(166)	16
Accounts Payable and Accrued Expenses	(3,220)	(1,669)
Other Liabilities	(798)	595
Net Cash Used in Operating Activities	(32,589)	(31,875)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	57,067	31,283
Purchases of Marketable Securities	(120,541)	(112,416)
Acquisition of Property and Equipment	(1,561)	(195)
Net Cash Used in Investing Activities	(65,035)	(81,328)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	188,774	—
Proceeds from Issuance of Stock from Employee Benefit Plans	2,985	702
Net Cash Provided by Financing Activities	191,759	702

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	1

Net Increase (Decrease) in Cash and Cash Equivalents	94,150	(112,500)
Cash and Cash Equivalents at Beginning of Period	28,020	169,402
Cash and Cash Equivalents at End of Period	$122,170	$56,902

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	$839	—

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2015

(1)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). On December 31, 2014, the Company’s wholly-owned subsidiary, Celldex Research Corporation, merged into Celldex Therapeutics, Inc.  The unaudited condensed statement of operations and comprehensive loss and the statement of cash flows for the three months ended March 31, 2014 reflect the operations of the Company and its former wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2015.

At March 31, 2015, the Company had cash, cash equivalents and marketable securities of $359.8 million.  The Company incurred a loss of $30.2 million for the three months ended March 31, 2015.  Net cash used in operations for the three months ended March 31, 2015 was $32.6 million.  The Company believes that the cash, cash equivalents and marketable securities at March 31, 2015 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the three months ended March 31, 2015 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the adoption of new accounting standards during the first three months of 2015 as discussed below.

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

In May 2014, the FASB issued a new U.S. GAAP accounting standard that creates modifications to various other revenue accounting standards for specialized transactions and industries. The new U.S. GAAP accounting standard is intended to conform revenue accounting principles with a concurrently issued new standard under International Financial Reporting Standards, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted.  On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company will further study the implications of this standard in order to evaluate the expected impact on the financial statements.

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new accounting standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company does not expect the adoption of this standard to have a material impact on the financial statements.

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

	As of March 31,
	2015	2014

Stock options	6,538,920	5,667,953
Restricted stock	4,000	3,000
	6,542,920	5,670,953

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three months ended March 31, 2015 and 2014 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2015 and 2014.

	Unrealized Gain on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands )
Balance at December 31, 2014	$9	$2,581	$2,590
Other comprehensive income before reclassifications	11	15	26
Net current-period other comprehensive income	11	15	26
Balance at March 31, 2015	$20	$2,596	$2,616

Balance at December 31, 2013	$82	$2,586	$2,668
Other comprehensive income before reclassifications	1	1	2
Net current-period other comprehensive income	1	1	2
Balance at March 31, 2014	$83	$2,587	$2,670

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of March 31, 2015	Level 1	Level 2	Level 3
	(In thousands )
Money market funds and cash equivalents	$109,288	$—	$109,288	$—
Marketable securities	237,603	—	237,603	—
	$346,891	$—	$346,891	$—

	As of December 31, 2014	Level 1	Level 2	Level 3
	(In thousands )
Money market funds and cash equivalents	$18,677	$—	$18,677	$—
Marketable securities	173,023	—	173,023	—
	$191,700	$—	$191,700	$—

There have been no transfers of assets or liabilities between the fair value measurement classifications. The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable and accounts payable. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. Short-term accounts receivable and accounts payable are reflected in the accompanying financial statements at cost, which approximates fair value due to the short-term nature of these instruments.

(6) Marketable Securities

A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands )
March 31, 2015
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$51,907	$27	$(3)	$51,931
Maturing after one year through three years	8,914	38	—	8,952
Total U.S. government and municipal obligations	$60,821	$65	$(3)	$60,883
Corporate debt securities
Maturing in one year or less	$114,200	$22	$(65)	$114,157
Maturing after one year through three years	62,562	31	(30)	62,563
Total corporate debt securities	$176,762	$53	$(95)	$176,720
Total marketable securities	$237,583	$118	$(98)	$237,603

December 31, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$44,580	$30	$(6)	$44,604
Maturing after one year through three years	16,108	49	(1)	16,156
Total U.S. government and municipal obligations	$60,688	$79	$(7)	$60,760
Corporate debt securities
Maturing in one year or less	$89,636	$6	$(37)	$89,605
Maturing after one year through three years	22,690	3	(35)	22,658
Total corporate debt securities	$112,326	$9	$(72)	$112,263
Total marketable securities	$173,014	$88	$(79)	$173,023

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of March 31, 2015.  Marketable securities include $1.3 million and $1.4 million in accrued interest at March 31, 2015 and December 31, 2014, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2015			December 31, 2014
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
				(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(4,931)	9,569	14,500	(4,708)	9,792
Core Technology	11 years	1,296	(1,111)	185	1,296	(1,081)	215
Total Intangible Assets		$27,596	$(6,042)	$21,554	$27,596	$(5,789)	$21,807
Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at March 31, 2015, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Deferred Rent	$464	$482
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	3,417	4,015
Deferred Revenue	5,115	5,297
Total	13,657	14,455
Less Current Portion	(2,657)	(2,592)
Long-Term Portion	$11,000	$11,863

In December 2014, January 2014, January 2013, January 2012 and January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $1.9 million, $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $1.8 million, $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the three months ended March 31, 2015 and 2014, the Company recorded $0.6 million and $0.4 million to other income related to the sale of these tax benefits, respectively.

In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company will perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years. The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $0.1 million and $0.4 million in revenue related to the Rockefeller agreement during the three months ended March 31, 2015 and 2014, respectively.

In May 2014, the Company entered into a clinical trial collaboration with Bristol-Myers Squibb Company (“BMS”) to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to the Company of $5.0 million and BMS and the Company amended the terms of the Company’s existing license agreement with Medarex (a subsidiary of BMS) related to the Company’s CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from the Company to Medarex. In return, BMS was granted a time-limited right of first negotiation if the Company wishes to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that the Company will be responsible for conducting the ongoing Phase 1/2 study.

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. These BMS payments will be recognized as revenue under the CAPM. The Company recorded $0.3 million in revenue related to the BMS agreement during the three months ended March 31, 2015.

(9) Stockholders’ Equity

During the three months ended March 31, 2015, the Company issued 8,337,500 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $188.8 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2014	7,015,350	$9.34	6.6
Granted	70,650	$25.54
Exercised	(545,867)	$5.35
Canceled	(1,213)	$13.11
Options Outstanding at March 31, 2015	6,538,920	$9.85	6.7
Options Vested and Expected to Vest at March 31, 2015	6,506,078	$9.82	6.7
Options Exercisable at March 31, 2015	3,752,500	$7.43	5.3
Shares Available for Grant under the 2008 Plan	605,722

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2015 was $15.94.  Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was recorded as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Research and development	$1,269	$591
General and administrative	1,012	659
Total stock-based compensation expense	$2,281	$1,250

The fair values of employee stock options granted during the three months ended March 31, 2015 and 2014 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2015	2014
Expected stock price volatility	69%	71%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	1.8%	2.2%
Expected dividend yield	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus.  The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2015 and December 31, 2014 against the Company’s net deferred tax assets.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•                  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of Rintega® (also referred to as rindopepimut and CDX-110), glembatumumab vedotin (also referred to as CDX-011), and other drug candidates and the growth of the markets for those drug candidates;

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

•                  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development, including ACT IV and ReACT for Rintega and METRIC for glembatumumab vedotin;

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of Rintega, glembatumumab vedotin, and other preclinical and clinical testing;

•                  our ability to fund and complete the development and, if we obtain regulatory approval, to commercialize Rintega in North America and Europe ourselves;

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

•                  our ability to negotiate strategic partnerships, where appropriate, for our programs, which may include, Rintega outside of North America and Europe, glembatumumab vedotin and varlilumab (also referred to as CDX-1127);

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

•                  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against a European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and other reports that we file with the Securities and Exchange Commission.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. Our drug candidates are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of protein-based molecules such as vaccines, antibodies and antibody-drug conjugates that are used to treat specifics types of cancer or other diseases.

Our latest stage drug candidate, Rintega (also referred to as rindopepimut and CDX-110) is a therapeutic vaccine that recently completed enrollment to a pivotal Phase 3 study in front-line glioblastoma in patients that express a specific cancer marker known as EGFRvIII. Interim results from a randomized Phase 2 study of Rintega added to the standard of care for the treatment of recurrent glioblastoma demonstrated improvements in the six month progression-free survival rate and overall survival. In February 2015, the U.S. Food and Drug Administration, or FDA, granted Rintega Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma. Glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient’s immune response against their cancer. We established proof of concept in a Phase 1 study with varlilumab, which has allowed several combination studies to begin in various indications. We also have a number of earlier stage drug candidates in clinical development, including CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications and CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
CLINICAL
Rintega	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer	—	Phase 2b
Rintega	Recurrent glioblastoma	—	Phase 2
Glembatumumab vedotin	Metastatic melanoma	—	Phase 2
Varlilumab	Lymphoma/leukemia and solid tumors	—	Phase 1
Varlilumab	Multiple solid tumors	—	Phase 1/2
CDX-1401	Multiple solid tumors	—	Phase 1
CDX-301	Allogeneic Hematopoietic Stem Cell Transplantation	—	Phase 2
PRECLINICAL
CDX-014	Ovarian and renal cancer	—	Preclinical

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

During the past five years through December 31, 2014, we incurred an aggregate of $279.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2015 and 2014. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Rintega	$11,713	$14,884
Glembatumumab vedotin	4,930	7,824
Varlilumab	3,472	1,966
CDX-1401	681	541
CDX-301	522	316
CDX-014	1,819	650
Other Programs	1,988	889
Total R&D Expense	$25,125	$27,070

Clinical Development Programs

Rintega

Rintega is an epidermal growth factor receptor variant III, or EGFRvIII, specific vaccine for glioblastoma multiforme, or GBM. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of GBM tumors, the most common and aggressive form of brain cancer. Rintega is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have both granted orphan drug designation for Rintega for the treatment of EGFRvIII expressing GBM. The FDA has also granted Fast Track designation. In February 2015, the FDA granted Rintega Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma.

The Phase 2a study of Rintega referred to as ACTIVATE was led by collaborating investigators at the Brain Center at Duke Comprehensive Cancer Center in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 18 evaluable GBM patients. An extension of the Phase 2a study referred to as ACT II evaluated 22 additional GBM patients treated in combination with the current standard of care, maintenance temozolomide, or TMZ, at the same two institutions.

The Phase 2b study of Rintega referred to as ACT III combined Rintega with standard of care, TMZ, in patients with newly diagnosed GBM. The ACT III study provided for a multi-center, non-randomized dataset for Rintega in 65 patients at over 30 sites throughout the United States.

In November 2013, we announced the four- and five-year survival data from the 105 patients enrolled in the three Phase 2 Rintega clinical studies (ACTIVATE, ACT II and ACT III) in EGFRvIII-positive GBM. Across these three Phase 2 studies of Rintega, survival data remains consistent and suggests a continuing survival benefit in comparison to independent control datasets (see chart below) at the median and at all other time points evaluated.

Phase 2 Frontline Long-term Overall Survival Assessments

	Median, Years (95% CI)	2-year rate	3-year rate	4-year rate	5-year rate
Phase 2 Rintega studies (n=105)	2.1 (1.8, 2.4)	51%	30%	18%	14%
Matched historical control (n=17)(1)	1.3 (0.9, 1.7)	6%	6%	0%	0%

(1)                                 Patients treated at M.D. Anderson contemporaneously to ACTIVATE, matched for major eligibility requirements, including EGFRvIII- positive GBM, gross total resection and no disease progression through chemoradiation treatment.

The pooled overall long-term survival results continue to be consistent with the ACT III Phase 2 study (18% for 4-years and 14% for 5-years).

In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of Rintega in patients with surgically resected, EGFRvIII-positive GBM. Patients were randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a Rintega priming phase post-radiation followed by an adjuvant phase where Rintega is dosed along with TMZ and a Rintega maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether Rintega plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM with minimal residual disease post resection and traditional chemo-radiation when compared to treatment with TMZ and a control injection of KLH. KLH is a component of Rintega and was selected due to its ability to generate a similar injection site reaction to that observed with Rintega.

In December 2014, enrollment was completed in the ACT IV study. In total, over 4,800 tissue samples from GBM patients were submitted for EGFRvIII evaluation from more than 200 clinical trial sites across 22 countries and, consistent with prior studies, 30% were positive for the EGFRvIII mutation. The study enrolled 745 patients to reach the required 374 patients with minimal residual disease (assessed by central review) needed for analysis of the primary overall survival endpoint. All patients, including patients with disease that exceed this threshold, will be included in a secondary analysis of overall survival as well as analyses of progression-free survival, safety and tolerability, and quality of life. The timing of the overall survival primary endpoint data is event-driven. Interim analyses will be conducted by an independent Data Monitoring Committee at 50% and 75% of events (deaths). The first interim analysis is expected in mid-2015. The second interim analysis is currently expected in late 2015 or early 2016 and the final data is expected by the end of 2016; although our expectations regarding the timing for the second interim analysis and final data read out may change based on event rates.

In December 2011, we also initiated ReACT, a Phase 2 study of Rintega in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. This study completed enrollment in 2014 and includes 3 groups. Group 1 consists of 72 patients who had not previously received Avastin and were randomized to receive either Rintega and Avastin or a control injection of KLH and Avastin in a blinded fashion. Group 2 includes 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression and who received Rintega plus Avastin in a single treatment arm. In August 2013, we announced the addition of an expansion cohort of up to 75 patients, called Group 2C, to better characterize the potential activity of Rintega in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. In total, Group 2C enrolled 28 patients. The primary endpoint is six month progression-free survival rate (PFS-6) for groups 1 and 2 and objective response rate (ORR) for group 2C. Other study endpoints include PFS-6, ORR, PFS, overall survival, or OS and safety and tolerability.

In November 2014, we reported the following interim data from the ReACT study. Rintega plus Avastin was very well tolerated (dosing up to 26+ months) and the results demonstrated clear signs of clinical activity in advanced patient populations, including evidence of anti-tumor activity (tumor shrinkage, objective response and stable disease). Strong immune response correlated with improved outcome. In Avastin-naïve patients treated with both Rintega and Avastin, a statistically significant survival benefit was seen compared to the control patients.

Group 1 Interim Data

•                  PFS-6:  PFS-6 by investigator read was 27% for patients treated with Rintega compared to 11% for control patients (p=0.048)

•                  Survival:  The OS demonstrated a statistically significant benefit (p=0.0208) with a hazard ratio of 0.47 (0.25, 0.91) in favor of the Rintega treated patients. Median OS was 12.0 months for patients treated with Rintega compared to 8.8 months for control patients.

•                  Response Rate:  7 out of 29 patients (24%) evaluable for response on the Rintega arm experienced a confirmed objective response versus 5 out of 30 patients (17%) evaluable for response on the control arm. Assessments of response were conducted by study investigators according to RANO criteria.

•                  Other:  All subgroup analyses, including performance status, steroid use and recent resection, show a hazard ratio in favor of Rintega treatment.

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

We plan to present final data at the 2015 ASCO Annual Meeting in May 2015.

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

Treatment of Breast Cancer:  The Phase 1/2 study of glembatumumab vedotin administered intravenously once every three weeks evaluated patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose, or MTD, and then expanded into a Phase 2 open-label, multi-center study. The study confirmed the safety of glembatumumab vedotin at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled in an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the PFS rate at 12 weeks. The 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia, and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression- free at 12 weeks, was met as 9 of 26 (35%) evaluable patients were progression-free at 12 weeks.

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

In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator’s Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in at least 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

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

EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data

	gpNMB Over-Expression			Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin		Investigator Choice	glembatumumab vedotin		Investigator Choice
Median PFS (months)	2.	7	1.5	3.	0	1.5
	p	=0.14		p=0.	008
Median OS (months)	10.	0	5.7	10.	0	5.5
	p	=0.18		p=0.	003

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

We have completed the assay optimization and validation for a Phase 2 study in squamous cell lung cancer and expect the study will commence in the second half of 2015. We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI will sponsor two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osteosarcoma.

Varlilumab

Varlilumab, a fully human monoclonal agonist antibody, binds and activates CD27, a critical co-stimulatory molecule in the immune activation cascade, primarily by stimulating T cells to attack cancer cells. Restricted expression and regulation of CD27 enables varlilumab specifically to activate T cells, resulting in an enhanced immune response with a favorable safety profile. Varlilumab has also been shown to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. We have entered into license agreements with the University of Southampton, UK for intellectual property related to uses of anti-CD27 antibodies and with Medarex (now a subsidiary of the Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27.

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

We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 86 patients have been dosed in the study. 55 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors) and 31 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with check-point blockade have been observed. Two patients experienced objective responses including a complete response in Hodgkin Lymphoma and a partial response in renal cell carcinoma. Thirteen patients experienced stable disease with a range of 3-30.7+ months to-date. Based on the results observed in hematologic malignancies, an expansion cohort has been added to enroll up to 15 patients with Hodgkin Lymphoma and an abbreviated dose escalation in T cell hematologic malignancies is ongoing.

In May 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb Company, or BMS, to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to us of $5.0 million and the companies amended the terms of our existing license agreement with Medarex (a subsidiary of BMS) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, BMS was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

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

In May 2014, we also entered into a clinical trial collaboration with Oncothyreon Inc. to evaluate the safety, tolerability and preliminary efficacy of varlilumab and ONT-10, Oncothyreon’s therapeutic vaccine targeting the tumor-associated antigen MUC1, in a Phase 1b study. Under the terms of the clinical trial collaboration, the Phase 1b trial will be conducted and funded by Oncothyreon. Both companies will jointly own the data from the trial and will make any plans for potential future development of the combination therapy together. The Phase 1b study was initiated in November 2014 and is being conducted in up to 42 patients with advanced breast or ovarian cancer. The primary objective of the trial is to determine the safety and tolerability of the combined therapy. Additional objectives include evaluations of the impact of combination treatment on MUC1-specific humoral and cellular immune responses, T-cell activation markers and levels of regulatory T- cells, and anti-tumor effects.

In March 2015, we entered into a clinical trial collaboration with Roche to evaluate the safety, tolerability and preliminary efficacy of varlilumab and MPDL3280A (anti-PDL1), Roche’s investigational cancer immunotherapy in a Phase 1/2 study in renal cell carcinoma. Under the terms of this agreement, Roche will provide study drug and we will be responsible for conducting and funding the study, which is expected to begin in the second half of 2015.

In April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy® in patients with Stage III or IV metastatic melanoma. In the Phase 2 portion of the study, patients with tumors that express NY-ESO-1 will also receive CDX-1401. The Phase 1 portion of the study will assess the study will assess the safety and tolerability of varlilumab at varying doses when administered with ipilimumab to identify a recommended dose for the Phase 2 portion of the study. The Phase 2 study will include two cohorts—one comprised of patients who are NY-ESO-1 positive and one comprised of patients who are NY-ESO-1 negative. Patients who are NY-ESO-1 positive will also receive CDX-1401 (with poly-ICLC at 2 mg given as an adjuvant) in addition to varlilumab and ipilimumab. The primary objective for both cohorts is objective response rate up to 24 weeks (ORR6). Secondary objectives for the Phase 2 study include safety and tolerability, immunogenicity, pharmacokinetics and further assessment of anti-tumor activity across a broad range of endpoints.

Multiple efforts are underway to finalize designs and plans for additional Phase 2 combination studies of varlilumab, including but not limited to: a Phase 1/2 of varlilumab plus sunitinib in renal cell carcinoma; and a Phase 1/2 study of varlilumab plus a mek pathway agent (followed sequentially by a checkpoint inhibitor) for patients with B-raf mutated metastatic melanoma. In addition to our sponsored studies and clinical trial collaborations, we anticipate that varlilumab’s potential activity will also be explored in investigator sponsored studies at various academic institutions.

CDX-1401

CDX-1401, developed from our APC Targeting Technology, is an antibody-based NY-ESO-1-specific therapeutic vaccine for multiple solid tumors.  The vaccine, which is administered with an adjuvant, is composed of the cancer-specific antigen NY-ESO-1 fused to a fully human antibody that binds to DEC-205 for efficient delivery to dendritic cells. Delivery of tumor-specific proteins directly to dendritic cells in vivo elicits potent, broad, anti-tumor immune responses across populations with different genetic backgrounds. In humans, NY-ESO-1 has been detected in 20% -30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

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

The Phase 1 study identified a well-tolerated and immunogenic regimen to take forward into future studies. A Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma is being conducted by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI and is ongoing. As described above, in April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy® in patients with Stage III or IV metastatic melanoma. In the Phase 2 portion of the study, patients with tumors that express NY-ESO-1 will also receive CDX-1401.

CDX-301

CDX-301, a recombinant FMS-like tyrosine kinase 3 ligand, or Flt3L, is a potent hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells in combination with other agents to potentiate the anti-tumor response. Depending on the setting, cells expanded by CDX-301 promote either enhanced or permissive immunity. CDX-301 is in clinical development for multiple cancers, in combination with vaccines, adjuvants, and other treatments that release tumor antigens. We licensed CDX-301 from Amgen Inc. in March 2009 and believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio.

In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability, and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well-tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. The study will explore the utility of CDX-301 alone and in combination with Mozobil®. In addition to our sponsored studies and clinical trial collaborations, we anticipate that CDX-301’s potential activity will also be explored in investigator sponsored studies at various academic institutions.

Preclinical Programs

CDX-014

CDX-014 is a fully-human monoclonal ADC that targets T-cell immunoglobulin and mucin domain 1, or TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. TIM-1 is associated with kidney injury and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The TIM-1 antibody is linked to MMAE using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. We expect to complete manufacturing and IND-enabling studies by the end of 2015 to support the initiation of Phase 1 clinical studies in renal cell carcinoma and potentially other TIM-1 expressing tumors in 2016.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$342	$35	$307	877%
Contracts and Grants	144	381	(237)	(62)%
Total Revenue	$486	$416	$70	17%
Operating Expense:
Research and Development	25,125	27,070	(1,945)	(7)%
General and Administrative	6,089	4,582	1,507	33%
Amortization of Acquired Intangible Assets	253	253	—	0%
Total Operating Expense	31,467	31,905	(438)	(1)%
Operating Loss	(30,981)	(31,489)	(508)	(2)%
Investment and Other Income, Net	807	1,586	(779)	(49)%
Net Loss	$(30,174)	$(29,903)	$271	1%

Net Loss

The $0.3 million increase in net loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily the result of an increase in general and administrative expenses and a decrease in other income, partially offset by a decrease in research and development expenses.

Revenue

The $0.3 million increase in product development and licensing agreements revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to our BMS agreement. In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one- time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years. The $0.2 million decrease in contracts and grants revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller. The agreement includes an approved project plan for the development services of $4.8 million and a term of three years.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Personnel	$6,546	$4,460	$2,086	47%
Laboratory Supplies	1,165	824	341	41%
Facility	1,344	1,200	144	12%
License Fees	155	2,610	(2,455)	(94)%
Product Development	14,535	17,153	(2,618)	(15)%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The $2.1 million increase in personnel expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to increased headcount and higher stock-based compensation of $0.7 million. We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our Rintega, glembatumumab vedotin and varlilumab programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.3 million increase in laboratory supply expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.1 million increase in facility expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to increases in depreciation and utilities.  We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  The $2.5 million decrease in license fee expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics in the three months ended March 31, 2014 as a result of the METRIC initiation. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.6 million decrease in product development expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily the result of a decrease in clinical trial costs of $2.6 million primarily related to decreases in ACT IV costs, partially offset by increases in our glembatumumab vedotin and varlilumab programs. We expect product development expenses to remain relatively consistent over the next twelve months as continued decreases in ACT IV costs are offset by increases in our glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.5 million increase in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to higher stock-based compensation of $0.4 million, increased headcount and Rintega and glembatumumab vedotin commercial planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for Rintega and glembatumumab vedotin, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended March 31, 2015 were relatively consistent compared to the three months ended March 31, 2014.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $0.8 million decrease in investment and other income, net for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to $1.0 million received in February 2014 in connection with our TopoTarget agreement and the recognition of $0.6 million and $0.4 million in other income related to the sale of New Jersey tax benefits during the three months ended March 31, 2015 and 2014, respectively.  This TopoTarget payment was the last milestone payment we were owed from them. Excluding the impact of the TopoTarget milestone payment, we anticipate investment income to increase over the next twelve months due to higher cash and investment balances resulting from our underwritten public offering in March 2015.

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

At March 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $359.8 million. We incurred a loss of $30.2 million for the three months ended March 31, 2015.  Net cash used in operations for the three months ended March 31, 2015 was $32.6 million.  We believe that the cash, cash equivalents and marketable securities at March 31, 2015 are sufficient to meet estimated working capital requirements and fund planned operations through 2017, however, this could be impacted by our clinical data results from our Rintega program and their impact on our pace of commercial manufacturing and the rate of expansion of our commercial operations.

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

Operating Activities

Net cash used in operating activities was $32.6 million for the three months ended March 31, 2015 compared to $31.9 million for the three months ended March 31, 2014. The increase in net cash used in operating activities was primarily due to an increase in net loss of $0.3 million.  We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our Rintega, glembatumumab vedotin and varlilumab programs.

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

Investing Activities

Net cash used in investing activities was $65.0 million for the three months ended March 31, 2015 compared to $81.3 million for the three months ended March 31, 2014. The increase in net cash used in investing activities was primarily due to $63.5 million of net purchases of marketable securities for the three months ended March 31, 2015 compared to $81.1 million for the three months ended March 31, 2014.

Financing Activities

Net cash provided by financing activities was $191.8 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014.  During the three months ended March 31, 2015, we issued 8,337,500 shares of our common stock in an underwritten public offering resulting in net proceeds to us of $188.8 million, after deducting underwriting fees and offering expenses.  Net proceeds from stock issuances pursuant to employee benefit plans were $3.0 million during the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014.

AGGREGATE CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on February 24, 2015 have not materially changed since we filed that report.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed financial statements for a discussion of recent accounting pronouncements.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2015 due to the short-term maturities of these instruments.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2015, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015.

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

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
*101	XBRL Instance Document.
*101	XBRL Taxonomy Extension Schema Document.
*101	XBRL Taxonomy Extension Calculation Linkbase Document.
*101	XBRL Taxonomy Extension Definition Linkbase Document.
*101	XBRL Taxonomy Extension Label Linkbase Document.
*101	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: April 29, 2015	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: April 29, 2015	Avery W. Catlin
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

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
*101	XBRL Instance Document.
*101	XBRL Taxonomy Extension Schema Document.
*101	XBRL Taxonomy Extension Calculation Linkbase Document.
*101	XBRL Taxonomy Extension Definition Linkbase Document.
*101	XBRL Taxonomy Extension Label Linkbase Document.
*101	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.