Form 10-Q
period 2015-06-30
Celldex Therapeutics, Inc.
filed 2015-08-10
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 28, 2015, 98,595,407 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$81,584	$28,020
Marketable Securities	252,408	173,023
Accounts and Other Receivables	434	427
Prepaid and Other Current Assets	5,115	3,515
Total Current Assets	339,541	204,985
Property and Equipment, Net	11,735	10,535
Intangible Assets, Net	21,300	21,807
Other Assets	1,676	1,722
Goodwill	8,965	8,965
Total Assets	$383,217	$248,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,020	$2,603
Accrued Expenses	21,879	19,296
Current Portion of Long-Term Liabilities	2,792	2,592
Total Current Liabilities	26,691	24,491
Other Long-Term Liabilities	10,648	11,863
Total Liabilities	37,339	36,354

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2015 and December 31, 2014	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 98,548,319 and 89,592,779 Shares Issued and Outstanding at June 30, 2015 and December 31, 2014, respectively	99	90
Additional Paid-In Capital	869,635	672,739
Accumulated Other Comprehensive Income	2,436	2,590
Accumulated Deficit	(526,292)	(463,759)
Total Stockholders’ Equity	345,878	211,660
Total Liabilities and Stockholders’ Equity	$383,217	$248,014

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE:
Product Development and Licensing Agreements	$334	$200	$676	$235
Contracts and Grants	1,844	392	1,988	773
Total Revenue	2,178	592	2,664	1,008

OPERATING EXPENSE:
Research and Development	26,490	24,100	51,615	51,169
General and Administrative	8,184	4,787	14,273	9,369
Amortization of Acquired Intangible Assets	254	254	507	507
Total Operating Expense	34,928	29,141	66,395	61,045

Operating Loss	(32,750)	(28,549)	(63,731)	(60,037)
Investment and Other Income, Net	391	275	1,198	1,860
Net Loss	$(32,359)	$(28,274)	$(62,533)	$(58,177)

Basic and Diluted Net Loss Per Common Share	$(0.33)	$(0.32)	$(0.65)	$(0.65)

Shares Used in Calculating Basic and Diluted Net Loss per Share	98,482	89,361	95,477	89,316

COMPREHENSIVE LOSS:
Net Loss	$(32,359)	$(28,274)	$(62,533)	$(58,177)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	—	(2)	15	(1)
Unrealized (Loss) Gain on Marketable Securities	(180)	80	(169)	81
Comprehensive Loss	$(32,539)	$(28,196)	$(62,687)	$(58,097)

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(62,533)	$(58,177)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,384	1,161
Amortization of Intangible Assets	507	507
Amortization and Premium of Marketable Securities	(1,228)	(1,436)
Stock-Based Compensation Expense	4,808	2,761
Non-Cash Expense	144	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(7)	(36)
Prepaid and Other Current Assets	(1,837)	(1,825)
Other Assets	(98)	32
Accounts Payable and Accrued Expenses	2,524	(1,033)
Other Liabilities	(1,015)	5,315
Net Cash Used in Operating Activities	(57,351)	(52,731)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	86,345	50,587
Purchases of Marketable Securities	(164,434)	(126,222)
Acquisition of Property and Equipment	(3,108)	(1,094)
Net Cash Used in Investing Activities	(81,197)	(76,729)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	188,840	—
Proceeds from Issuance of Stock from Employee Benefit Plans	3,257	856
Net Cash Provided by Financing Activities	192,097	856

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	53,564	(128,605)
Cash and Cash Equivalents at Beginning of Period	28,020	169,402
Cash and Cash Equivalents at End of Period	$81,584	$40,797

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	$503	—

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

(1)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  On December 31, 2014, the Company’s wholly-owned subsidiary, Celldex Research Corporation, merged into Celldex Therapeutics, Inc.  The unaudited condensed statement of operations and comprehensive loss and the statement of cash flows for the three and six months ended June 30, 2014 reflect the operations of the Company and its former wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

At June 30, 2015, the Company had cash, cash equivalents and marketable securities of $334.0 million. The Company incurred a loss of $62.5 million for the six months ended June 30, 2015.  Net cash used in operations for the six months ended June 30, 2015 was $57.4 million. The Company believes that the cash, cash equivalents and marketable securities at June 30, 2015 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the six months ended June 30, 2015 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the adoption of new accounting standards during the first six months of 2015 as discussed below.

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

In May 2014, the FASB issued a new U.S. GAAP accounting standard that creates modifications to various other revenue accounting standards for specialized transactions and industries. The new U.S. GAAP accounting standard is intended to conform revenue accounting principles with a concurrently issued new standard under International Financial Reporting Standards, as well as, to enhance disclosures related to disaggregated revenue information. In July 2015, the FASB voted to defer the amendments in this update apply public business entities for the annual period ending after December 15, 2017. The amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application.  The Company will further study the implications of this standard in order to evaluate the expected impact on the financial statements.

In April 2015, the FASB issued amendments that provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The standard allows for adoption retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The amendment is not expected to have a material impact on our financial statements.

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

	Six months ended June 30,
	2015	2014

Stock options	8,121,183	6,961,766
Restricted stock	40,000	12,000
	8,161,183	6,973,766

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three and six months ended June 30, 2015 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three or six months ended June 30, 2015.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at March 31, 2015	$20	$2,596	$2,616
Other comprehensive loss before reclassifications	(180)	—	(180)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive loss	(180)	—	(180)
Balance at June 30, 2015	$(160)	$2,596	$2,436

Balance at December 31, 2014	$9	$2,581	$2,590
Other comprehensive income (loss) before reclassifications	(169)	15	(154)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income (loss)	(169)	15	(154)
Balance at June 30, 2015	$(160)	$2,596	$2,436

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2015	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$68,641	$—	$68,641	$—
Marketable securities	252,408	—	252,408	—
	$321,049	$—	$321,049	$—

	As of December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,677	$—	$18,677	$—
Marketable securities	173,023	—	173,023	—
	$191,700	$—	$191,700	$—

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
	(In thousands)
June 30, 2015
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$56,882	$22	$(3)	$56,901
Maturing after one year through three years	12,120	30	(53)	12,097
Total U.S. government and municipal obligations	$69,002	$52	$(56)	$68,998
Corporate debt securities
Maturing in one year or less	$120,267	$12	$(92)	$120,187
Maturing after one year through three years	63,299	9	(85)	63,223
Total corporate debt securities	$183,566	$21	$(177)	$183,410
Total marketable securities	$252,568	$73	$(233)	$252,408

December 31, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$44,580	$30	$(6)	$44,604
Maturing after one year through three years	16,108	49	(1)	16,156
Total U.S. government and municipal obligations	$60,688	$79	$(7)	$60,760
Corporate debt securities
Maturing in one year or less	$89,636	$6	$(37)	$89,605
Maturing after one year through three years	22,690	3	(35)	22,658
Total corporate debt securities	$112,326	$9	$(72)	$112,263
Total marketable securities	$173,014	$88	$(79)	$173,023

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of June 30, 2015. Marketable securities include $1.6 million and $1.4 million in accrued interest at June 30, 2015 and December 31, 2014, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2015			December 31, 2014
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(5,156)	9,344	14,500	(4,708)	9,792
Core Technology	11 years	1,296	(1,140)	156	1,296	(1,081)	215
Total Intangible Assets		$27,596	$(6,296)	$21,300	$27,596	$(5,789)	$21,807
Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at June 30, 2015, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use.  Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Deferred Rent	$432	$482
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	3,417	4,015
Deferred Revenue	4,930	5,297
Total	13,440	14,455
Less Current Portion	(2,792)	(2,592)
Long-Term Portion	$10,648	$11,863

In December 2014, January 2014, January 2013, January 2012 and January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $1.9 million, $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $1.8 million, $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the six months ended June 30, 2015 and 2014, the Company recorded $0.6 million and $0.4 million to other income related to the sale of these tax benefits, respectively.

In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company performs research and development services for Rockefeller.  The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the three year term of the agreement. The Company bills Rockefeller quarterly for actual time and direct costs incurred and recorded $1.5 million and $1.6 million in revenue related to the Rockefeller agreement during the three and six months ended June 30, 2015 and $0.4 million and $0.7 million during the three and six months ended June 30, 2014, respectively.

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

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years.  Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”).  The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial.  These BMS payments will be recognized as revenue under the CAPM.  The Company recorded $0.3 million and $0.6 million in revenue related to the BMS agreement during the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.2 million during the three and six months ended June 30, 2014, respectively.

(9) Stockholders’ Equity

In March 2015, the Company issued 8,337,500 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $188.8 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2014	7,015,350	$9.34	6.6
Granted	1,734,650	$25.41
Exercised	(574,554)	$5.55
Canceled	(54,263)	$14.41
Options Outstanding at June 30, 2015	8,121,183	$13.00	7.1
Options Vested and Expected to Vest at June 30, 2015	8,059,516	$12.94	7.1
Options Exercisable at June 30, 2015	4,247,785	$7.95	5.4
Shares Available for Grant under the 2008 Plan	5,905,772

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2015 was $15.63. Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Research and development	$1,244	$747	$2,512	$1,338
General and administrative	1,283	764	2,296	1,423
Total stock-based compensation expense	$2,527	$1,511	$4,808	$2,761

The fair values of employee and director stock options granted during the three and six months ended June 30, 2015 and 2014 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected stock price volatility	67%	72%	67 - 69%	71 - 72%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.2%	2.2%	1.8 - 2.2%	2.2%
Expected dividend yield	None	None	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2015 and December 31, 2014 against the Company’s net deferred tax assets.

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

Our latest stage drug candidate, Rintega (also referred to as rindopepimut and CDX-110) is a therapeutic vaccine that completed enrollment in December 2014 to a pivotal Phase 3 study in front-line glioblastoma in patients that express a specific cancer marker known as EGFRvIII. This Phase 3 study completed its first interim analysis at 50% of events (deaths) in June 2015, and an independent Data Safety and Monitoring Board recommended that the study continue as planned. Updated results from a randomized, Phase 2 study of Rintega added to the standard of care for the treatment of recurrent glioblastoma were presented in May 2015. A statistically significant overall survival benefit and the emergence of a long-term survival benefit were observed. The primary endpoint of the study, progression-free survival at six months (PFS6), was met. In February 2015, the U.S. Food and Drug Administration, or FDA, granted Rintega Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma. Glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient’s immune response against their cancer. We established proof of concept in a Phase 1 study with varlilumab, which has allowed several combination studies to begin in various indications. We also have a number of earlier stage drug candidates in clinical development, including CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications and CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

During the past five years through December 31, 2014, we incurred an aggregate of $279.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2015 and 2014. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Rintega	$24,241	$25,917
Glembatumumab vedotin	8,895	14,799
Varlilumab	8,182	4,433
CDX-1401	1,790	2,058
CDX-301	920	581
CDX-014	3,909	1,815
Other Programs	3,678	1,566
Total R&D Expense	$51,615	$51,169

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

In December 2014, enrollment was completed in the ACT IV study. In total, over 4,800 tissue samples from GBM patients were submitted for EGFRvIII evaluation from more than 200 clinical trial sites across 22 countries and, consistent with prior studies, 30% were positive for the EGFRvIII mutation. The study enrolled 745 patients to reach the required 374 patients with minimal residual disease (assessed by central review) needed for analysis of the primary overall survival endpoint. All patients, including patients with disease that exceed this threshold, will be included in a secondary analysis of overall survival as well as analyses of progression-free survival, safety and tolerability, and quality of life. The timing of the overall survival primary endpoint data is event-driven. The study design requires interim analyses to be conducted by an independent Data Safety and Monitoring Board (DSMB) at 50% and 75% of events (deaths). The first interim analysis occurred in June 2015 and the DSMB recommended continuation of the study as planned. The second interim analysis is currently expected in late 2015 or early 2016, and the final data are expected by the end of 2016; although our expectations regarding the timing for the second interim analysis and final data read out may change based on event rates.

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

In May 2015, we reported the following updated data from Group 1 of the ReACT study. These data were adjudicated by an independent review committee (IRC) blinded to treatment group assignment and included study results through March 2015 for both intent to treat (ITT) and per protocol (PP) populations; tumor responses were evaluated in accordance with Response Assessment in Neuro-Oncology (RANO) criteria. The IRC analyses are statistically equivalent with and confirm previously reported results. The primary endpoint of the study, progression-free survival at six months (PFS6), was met, and a clear advantage was demonstrated across multiple, clinically important endpoints including overall survival (OS), long-term progression-free survival, objective response rate (ORR) and need for steroids. We continue to follow patients for long-term survival and expect to update these numbers by year-end at an appropriate scientific conference.

Updated Data

•                  PFS6:  The primary endpoint of the study, PFS6, was met. In the ITT population, 28% of patients on the Rintega arm were progression free at six months compared to 16% of patients on the control arm (p=0.1163). In the PP population, 30% of patients on the Rintega arm were progression free at six months compared to 12% of patients on the control arm (p=0.0310).

•                  Survival:  The ITT population OS demonstrated a statistically significant benefit (p=0.0386) with a hazard ratio of 0.57 (0.33, 0.98) in favor of the Rintega treated patients. Median OS was 11.6 months for patients treated with Rintega compared to 9.3 months for control patients. The PP population OS demonstrated a statistically significant benefit (p=0.0244) with a hazard ratio of 0.53 (0.30, 0.93) in favor of the Rintega treated patients. Median OS was 10.9 months for patients treated with Rintega compared to 8.5 months for control patients.

•                  Response Rate:  Nine out of 30 evaluable ITT patients (30%) on the Rintega arm experienced a confirmed objective response versus six out of 34 evaluable patients (18%) on the control arm. Nine out of 29 evaluable PP patients (31%) on the Rintega arm experienced a confirmed objective response versus five out of 32 evaluable patients (16%) on the control arm. Five patients on the Rintega arm experienced durable responses greater than six months, and three of these patients experienced durable responses greater than one year (range of 14.8+ to 18.4+ months). In contrast, only one patient on the control arm experienced a durable response greater than six months, and none experienced a response greater than one year.

•                  Steroid Use:  Further emphasizing the level of disease control, 56% of patients on the Rintega arm who were on steroids at the start of treatment were able to stop steroids during treatment versus 42% on the control arm, and 44% of patients on the Rintega arm were able to stop steroids for at least two months during treatment versus only 21% on the control arm. Six patients on the Rintega arm were able to stop steroids for more than six months, and of these, three were able to stop for more than one year versus none on the control arm for either time point.

•                  Immune Response:  Rapid generation of anti-EGFRvIII humoral response correlated with longer survival, though even those with slower development of immune responses benefitted. No patient in the control arm had detectable EGFRvIII specific antibody response. This effect is consistent with Rintega’s proposed mechanism of action as a targeted immunotherapeutic vaccine.

•                  Other:  Subgroup analyses, including performance status, steroid use and recent resection, favor Rintega treatment. Rintega was very well tolerated without additive toxicity to Avastin. In Group 2/2C, evidence of rare but prominent tumor regression was reported with an 11% objective response rate observed in this heavily pretreated, refractory patient population.

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

In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB. To-date, 95 sites are open to enrollment across the United States, Canada and Australia. The study was originally designed to obtain accelerated approval. Feedback from clinical investigators conducting the study indicated that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate on study. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed a significant opportunity existed to expand the study into the EU. Based on these factors, in the fourth quarter of 2014, we amended the METRIC study and expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the US and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. We implemented these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Since implementation, both the FDA and central European regulatory authorities have reviewed the protocol design and we believe the METRIC study could support marketing approval in both the US and Europe dependent upon data review. Based on current projections, we believe enrollment will be completed in the second half of 2016.

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

Varlilumab

Varlilumab, a fully human monoclonal agonist antibody, binds and activates CD27, a critical co-stimulatory molecule in the immune activation cascade, primarily by stimulating T cells to attack cancer cells. Restricted expression and regulation of CD27 enables varlilumab specifically to activate T cells, resulting in an enhanced immune response with a favorable safety profile. Varlilumab has also been shown to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in vitro and in vivo. We have entered into license agreements with the University of Southampton, UK for intellectual property to use anti-CD27 antibodies and with Medarex (now a subsidiary of the Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27.

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

In May 2015, we initiated a Phase 1/2 safety and tolerability study examining the combination of varlilumab and sunitinib (Sutent®) in patients with metastatic clear cell renal cell carcinoma. The Phase 1 portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with sunitinib to identify a recommended dose for the Phase 2 portion of the study. The primary objective of the Phase 2 portion of the study is to assess the preliminary anti-tumor efficacy of the varlilumab/sunitinib combination measured by the overall response rate. Secondary objectives include safety and tolerability, pharmacokinetics, immunogenicity and further assessment of anti-tumor activity across a broad range of endpoints.

Efforts are underway to finalize designs and plans for additional Phase 2 combination studies of varlilumab, including but not limited to a Phase 1/2 study of varlilumab plus a MEK pathway agent, followed sequentially by a checkpoint inhibitor, for patients with B-Raf mutated metastatic melanoma. In addition to our sponsored studies and clinical trial collaborations, we anticipate that varlilumab’s potential activity will also be explored in investigator sponsored studies at various academic institutions.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$334	$200	$134	67%
Contracts and Grants	1,844	392	1,452	370%
Total Revenue	$2,178	$592	$1,586	268%
Operating Expense:
Research and Development	26,490	24,100	2,390	10%
General and Administrative	8,184	4,787	3,397	71%
Amortization of Acquired Intangible Assets	254	254	—	0%
Total Operating Expense	34,928	29,141	5,787	20%
Operating Loss	(32,750)	(28,549)	4,201	15%
Investment and Other Income, Net	391	275	116	42%
Net Loss	$(32,359)	$(28,274)	$4,085	14%

Net Loss

The $4.1 million increase in net loss for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily the result of an increase in research and development and general and administrative expenses, partially offset by an increase in contracts and grants revenue.

Revenue

The $0.1 million increase in product development and licensing agreements revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily related to our BMS agreement.  In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years. The $1.5 million increase in contracts and grants revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Personnel	$7,227	$4,831	$2,396	50%
Laboratory Supplies	1,264	845	419	50%
Facility	1,423	1,358	65	5%
License Fees	54	74	(20)	(27)%
Product Development	14,922	15,871	(949)	(6)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $2.4 million increase in personnel expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to higher stock-based compensation of $0.5 million and increased headcount.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our Rintega, glembatumumab vedotin and varlilumab programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.4 million increase in laboratory supply expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.1 million increase in facility expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to an increase in depreciation and amortization expense.  We expect facility expenses to increase over the next twelve months as a result of us leasing addition space at our headquarters in Hampton, NJ.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  License fee expenses for the three months ended June 30, 2015 were relatively consistent compared to the three months ended June 30, 2014. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.9 million decrease in product development expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily the result of a decrease in contract manufacturing costs of $2.1 million, partially offset by increases in clinical trial and contract research costs of $0.8 million and $0.3 million, respectively. We expect product development expenses to remain relatively consistent over the next twelve months as continued decreases in ACT IV costs are offset by increases in our glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $3.4 million increase in general and administrative expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to higher commercial personnel-related expenses as we prepare for potential product launch and an increase in Rintega and glembatumumab vedotin commercial planning costs. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for Rintega and glembatumumab vedotin, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended June 30, 2015 were relatively consistent compared to the three months ended June 30, 2014.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $0.1 million increase in investment and other income, net for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to higher cash and investment balances.  We anticipate investment and other income to remain relatively consistent over the next twelve months.

Six Months Ended June 30, 2015 compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$676	$235	$441	188%
Contracts and Grants	1,988	773	1,215	157%
Total Revenue	$2,664	$1,008	$1,656	164%
Operating Expense:
Research and Development	51,615	51,169	446	1%
General and Administrative	14,273	9,369	4,904	52%
Amortization of Acquired Intangible Assets	507	507	—	0%
Total Operating Expense	66,395	61,045	5,350	9%
Operating Loss	(63,731)	(60,037)	3,694	6%
Investment and Other Income, Net	1,198	1,860	(662)	(36)%
Net Loss	$(62,533)	$(58,177)	$4,356	7%

Net Loss

The $4.4 million increase in net loss for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily the result of an increase in general and administrative expenses, partially offset by an increase in contracts and grants revenue.

Revenue

The $0.4 million increase in product development and licensing agreements revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily related to our BMS agreement.  The $1.2 million increase in contracts and grants revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily related to our Rockefeller University agreement.

Research and Development Expense

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Personnel	$13,773	$9,292	$4,481	48%
Laboratory Supplies	2,429	1,669	760	46%
Facility	2,768	2,559	209	8%
License Fees	209	2,683	(2,474)	(92)%
Product Development	29,457	33,024	(3,567)	(11)%

The $4.5 million increase in personnel expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher stock-based compensation of $1.2 million and increased headcount.

The $0.8 million increase in laboratory supply expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher manufacturing supply purchases.

The $0.2 million increase in facility expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to an increase in depreciation and amortization expense.

The $2.5 million decrease in license fee expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics during the six months ended June 30, 2014 as a result of the METRIC initiation.

The $3.6 million decrease in product development expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily the result of a decrease in clinical trial costs and contract manufacturing of $2.3 million and $1.9 million, respectively, partially offset by increases in contract research costs of $0.6 million.

General and Administrative Expense

The $4.9 million increase in general and administrative expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher commercial personnel-related expenses as we prepare for potential product launch and an increase in Rintega and glembatumumab vedotin commercial planning costs.

Amortization Expense

Amortization expenses for the six months ended June 30, 2015 was relatively consistent as compared to the six months ended June 30, 2014.

Investment and Other Income, Net

The $0.7 million decrease in investment and other income, net for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to $1.0 million received in February 2014 in connection with our TopoTarget agreement and us recognizing $0.6 million and $0.4 million in other income related to the sale of New Jersey tax benefits during the six months ended June 30, 2015 and 2014, respectively.

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

At June 30, 2015, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $334.0 million. We incurred a loss of $62.5 million for the six months ended June 30, 2015.  Net cash used in operations for the six months ended June 30, 2015 was $57.4 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2015 are sufficient to meet estimated working capital requirements and fund planned operations through 2017, however, this could be impacted by our clinical data results from our Rintega program and their impact on our pace of commercial manufacturing and the rate of expansion of our commercial operations.

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

Operating Activities

Net cash used in operating activities was $57.4 million for the six months ended June 30, 2015 compared to $52.7 million for the six months ended June 30, 2014. The increase in net cash used in operating activities was primarily due to an increase in net loss of $4.4 million and changes in working capital.  We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our Rintega, glembatumumab vedotin and varlilumab programs.

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

Investing Activities

Net cash used in investing activities was $81.2 million for the six months ended June 30, 2015 compared to $76.7 million for the six months ended June 30, 2014. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the six months ended June 30, 2015 of $78.1 million as compared to $75.6  million for the six months ended June 30, 2014.

Financing Activities

Net cash provided by financing activities was $192.1 million for the six months ended June 30, 2015 compared to $0.9 million for the six months ended June 30, 2014.  During the six months ended June 30, 2015, we issued 8,337,500 shares of our common stock in an underwritten public offering resulting in net proceeds to us of $188.8 million, after deducting underwriting fees and offering expenses.  Net proceeds from stock issuances pursuant to employee benefit plans, were $3.3 million during the six months ended June 30, 2015 compared to $0.9 million for the six months ended June 30, 2014.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2015 due to the short-term maturities of these instruments.

Item 4.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2015, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Celldex Therapeutics, Inc. 2008 Stock Option and Incentive Plan, as amended and restated effective June 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 11, 2015 with the Securities and Exchange Commission.

*10.2	First Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of June 17, 2015.
*10.3	Employment Agreement, dated as of July 1, 2015, by and between the Company and Richard Wright.
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
*101	XBRL Instance Document.
*101	XBRL Taxonomy Extension Schema Document.
*101	XBRL Taxonomy Extension Calculation Linkbase Document.
*101	XBRL Taxonomy Extension Definition Linkbase Document.
*101	XBRL Taxonomy Extension Label Linkbase Document.
*101	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 10, 2015	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 10, 2015	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1

Celldex Therapeutics, Inc. 2008 Stock Option and Incentive Plan, as amended and restated effective June 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 11, 2015 with the Securities and Exchange Commission.

*10.2	First Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of June 17, 2015
*10.3	Employment Agreement, dated as of July 1, 2015, by and between the Company and Richard Wright
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
*101	XBRL Instance Document.
*101	XBRL Taxonomy Extension Schema Document.
*101	XBRL Taxonomy Extension Calculation Linkbase Document.
*101	XBRL Taxonomy Extension Definition Linkbase Document.
*101	XBRL Taxonomy Extension Label Linkbase Document.
*101	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.