Form 10-Q
period 2015-09-30
Celldex Therapeutics, Inc.
filed 2015-11-05
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 27, 2015, 98,645,692 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$66,791	$28,020
Marketable Securities	237,819	173,023
Accounts and Other Receivables	527	427
Prepaid and Other Current Assets	4,119	3,515
Total Current Assets	309,256	204,985
Property and Equipment, Net	11,864	10,535
Intangible Assets, Net	21,047	21,807
Other Assets	1,500	1,722
Goodwill	8,965	8,965
Total Assets	$352,632	$248,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,217	$2,603
Accrued Expenses	19,623	19,296
Current Portion of Long-Term Liabilities	2,795	2,592
Total Current Liabilities	23,635	24,491
Other Long-Term Liabilities	10,370	11,863
Total Liabilities	34,005	36,354

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2015 and December 31, 2014	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 98,645,692 and 89,592,779 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, respectively	99	90
Additional Paid-In Capital	874,240	672,739
Accumulated Other Comprehensive Income	2,560	2,590
Accumulated Deficit	(558,272)	(463,759)
Total Stockholders’ Equity	318,627	211,660
Total Liabilities and Stockholders’ Equity	$352,632	$248,014

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE:
Product Development and Licensing Agreements	$377	$284	$1,053	$518
Contracts and Grants	649	817	2,636	1,591
Total Revenue	1,026	1,101	3,689	2,109

OPERATING EXPENSE:
Research and Development	24,656	26,185	76,271	77,355
General and Administrative	8,487	5,004	22,761	14,373
Amortization of Acquired Intangible Assets	254	254	760	760
Total Operating Expense	33,397	31,443	99,792	92,488

Operating Loss	(32,371)	(30,342)	(96,103)	(90,379)
Investment and Other Income, Net	391	2,260	1,590	4,121
Net Loss	$(31,980)	$(28,082)	$(94,513)	$(86,258)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.32)	$(0.31)	$(0.98)	$(0.97)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	98,568	89,404	96,518	89,346

COMPREHENSIVE LOSS:
Net Loss	$(31,980)	$(28,082)	$(94,513)	$(86,258)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	—	(3)	15	(4)
Unrealized Gain (Loss) on Marketable Securities	124	(121)	(45)	(40)
Comprehensive Loss	$(31,856)	$(28,206)	$(94,543)	$(86,302)

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(94,513)	$(86,258)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,151	1,764
Amortization of Intangible Assets	760	760
Amortization and Premium of Marketable Securities, Net	(501)	(754)
Realized Gain on Sales and Maturities of Marketable Securities	—	(11)
Stock-Based Compensation Expense	8,677	4,719
Non-Cash Expense	216	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(100)	(2,416)
Prepaid and Other Current Assets	(478)	(1,428)
Other Assets	6	49
Accounts Payable and Accrued Expenses	(70)	(740)
Other Liabilities	(1,290)	4,992
Net Cash Used in Operating Activities	(85,142)	(79,323)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	129,349	89,215
Purchases of Marketable Securities	(193,815)	(146,159)
Acquisition of Property and Equipment	(4,469)	(1,766)
Net Cash Used in Investing Activities	(68,935)	(58,710)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	188,840	—
Proceeds from Issuance of Stock from Employee Benefit Plans	3,993	1,160
Net Cash Provided by Financing Activities	192,833	1,160

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	38,771	(136,877)
Cash and Cash Equivalents at Beginning of Period	28,020	169,402
Cash and Cash Equivalents at End of Period	$66,791	$32,525

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	38	—

See accompanying notes to unaudited condensed financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2015

(1)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  On December 31, 2014, the Company’s wholly-owned subsidiary, Celldex Research Corporation, merged into Celldex Therapeutics, Inc.  The unaudited condensed statement of operations and comprehensive loss and the statement of cash flows for the three and nine months ended September 30, 2014 reflect the operations of the Company and its former wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2015.

At September 30, 2015, the Company had cash, cash equivalents and marketable securities of $304.6 million.  The Company incurred a loss of $94.5 million for the nine months ended September 30, 2015.  Net cash used in operations for the nine months ended September 30, 2015 was $85.1 million. The Company believes that the cash, cash equivalents and marketable securities at September 30, 2015 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed financial statements for the nine months ended September 30, 2015 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the adoption of new accounting standards during the first nine months of 2015 as discussed below.

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

	Nine Months Ended September 30,
	2015	2014

Stock options	8,098,128	6,999,421
Restricted stock	29,750	9,000
	8,127,878	7,008,421

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three and nine months ended September 30, 2015 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three or nine months ended September 30, 2015.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
		(In thousands)
Balance at June 30, 2015	$(160)	$2,596	$2,436
Other comprehensive income before reclassifications	124	—	124
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	124	—	124
Balance at September 30, 2015	$(36)	$2,596	$2,560

Balance at December 31, 2014	$9	$2,581	$2,590
Other comprehensive (loss) income before reclassifications	(45)	15	(30)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	(45)	15	(30)
Balance at September 30, 2015	$(36)	$2,596	$2,560

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of September 30, 2015	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$54,692	$—	$54,692	$—
Marketable securities	237,819	—	237,819	—
	$292,511	$—	$292,511	$—

	As of December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,677	$—	$18,677	$—
Marketable securities	173,023	—	173,023	—
	$191,700	$—	$191,700	$—

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
	(In thousands)
September 30, 2015
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$43,379	$21	$(2)	$43,398
Maturing after one year through three years	22,921	54	(45)	22,930
Total U.S. government and municipal obligations	$66,300	$75	$(47)	$66,328
Corporate debt securities
Maturing in one year or less	$135,613	$24	$(89)	$135,548
Maturing after one year through three years	35,942	21	(20)	35,943
Total corporate debt securities	$171,555	$45	$(109)	$171,491
Total marketable securities	$237,855	$120	$(156)	$237,819

December 31, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$44,580	$30	$(6)	$44,604
Maturing after one year through three years	16,108	49	(1)	16,156
Total U.S. government and municipal obligations	$60,688	$79	$(7)	$60,760
Corporate debt securities
Maturing in one year or less	$89,636	$6	$(37)	$89,605
Maturing after one year through three years	22,690	3	(35)	22,658
Total corporate debt securities	$112,326	$9	$(72)	$112,263
Total marketable securities	$173,014	$88	$(79)	$173,023

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of September 30, 2015. Marketable securities include $1.2 million and $1.4 million in accrued interest at September 30, 2015 and December 31, 2014, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		September 30, 2015			December 31, 2014
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(5,381)	9,119	14,500	$(4,708)	9,792
Core Technology	11 years	1,296	(1,168)	128	1,296	(1,081)	215
Total Intangible Assets		$27,596	$(6,549)	$21,047	$27,596	$(5,789)	$21,807
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin.  At the date of acquisition and at September 30, 2015, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use.  Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

The Company performed an annual impairment test of the IPR&D and goodwill assets as of July 1, 2015 and concluded that the IPR&D and goodwill assets were not impaired.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Deferred Rent	$399	$482
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	3,417	4,015
Deferred Revenue	4,688	5,297
Total	13,165	14,455
Less Current Portion	(2,795)	(2,592)
Long-Term Portion	$10,370	$11,863

In December 2014, January 2014, January 2013, January 2012 and January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $1.9 million, $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $1.8 million, $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the nine months ended September 30, 2015 and 2014, the Company recorded $0.6 million and $0.4 million to other income related to the sale of these tax benefits, respectively.

In September 2013, the Company entered into an agreement with Rockefeller University pursuant to which the Company performs research and development services for Rockefeller.  The agreement included an upfront payment of $1.3 million which is being recognized as revenue over the term of the agreement. The Company bills Rockefeller quarterly for actual time and direct costs incurred and recorded $0.5 million and $2.1 million in revenue related to the Rockefeller agreement during the three and nine months ended September 30, 2015 and $0.8 million and $1.5 million during the three and nine months ended September 30, 2014, respectively.

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

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years.  Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”).  The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial.  These BMS payments will be recognized as revenue under the CAPM.  The Company recorded $0.3 million and $1.0 million in revenue related to the BMS agreement during the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.4 million during the three and nine months ended September 30, 2014, respectively.

(9) Stockholders’ Equity

In March 2015, the Company issued 8,337,500 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $188.8 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2014	7,015,350	$9.34	6.6
Granted	1,806,650	$25.05
Exercised	(660,658)	$5.68
Canceled	(63,214)	$15.32
Options Outstanding at September 30, 2015	8,098,128	$13.10	6.9
Options Vested and Expected to Vest at September 30, 2015	8,045,278	$13.04	6.9
Options Exercisable at September 30, 2015	4,480,232	$8.25	5.3
Shares Available for Grant under the 2008 Plan	5,842,723

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2015 was $15.41 per share. Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Research and development	$1,715	$977	$4,228	$2,315
General and administrative	2,153	981	4,449	2,404
Total stock-based compensation expense	$3,868	$1,958	$8,677	$4,719

The fair values of employee and director stock options granted during the three and nine months ended September 30, 2015 and 2014 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected stock price volatility	67%	72%	67 - 69%	71 - 72%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.9%	2.1 - 2.2%	1.8 - 2.2%	2.1 - 2.2%
Expected dividend yield	None	None	None	None

(11)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2015 and December 31, 2014 against the Company’s net deferred tax assets.

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

•                  the cost, timing, and uncertainty of obtaining regulatory approvals for our drug candidates;

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

During the past five years through December 31, 2014, we incurred an aggregate of $279.3 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2015 and 2014. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Rintega	$34,139	$39,846
Glembatumumab vedotin	13,907	20,948
Varlilumab	12,480	6,721
CDX-1401	2,820	3,379
CDX-301	1,658	910
CDX-014	4,782	2,220
Other Programs	6,485	3,331
Total R&D Expense	$76,271	$77,355

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

In December 2014, enrollment was completed in the ACT IV study. In total, over 4,800 tissue samples from GBM patients were submitted for EGFRvIII evaluation from more than 200 clinical trial sites across 22 countries and, consistent with prior studies, 30% were positive for the EGFRvIII mutation. The study enrolled 745 patients to reach the required 374 patients with minimal residual disease (assessed by central review) needed for analysis of the primary overall survival endpoint. All patients, including patients with disease that exceed this threshold, will be included in a secondary analysis of overall survival as well as analyses of progression-free survival, safety and tolerability, and quality of life. The timing of the overall survival primary endpoint data is event-driven. The study design requires interim analyses to be conducted by an independent Data Safety and Monitoring Board (DSMB) at 50% and 75% of events (deaths). The first interim analysis occurred in June 2015 and the DSMB recommended continuation of the study as planned.  We anticipate that ACT IV will reach the required number of events to perform the second interim analysis in late 2015 and that the analysis will occur in early 2016.  Final data from ACT IV are expected by the end of 2016; although our expectations regarding the timing for the final data read out may change based on event rates.

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

In May 2015, we reported the following updated data from Group 1 of the ReACT study. These data were adjudicated by an independent review committee (IRC) blinded to treatment group assignment and included study results through March 2015 for both intent to treat (ITT) and per protocol (PP) populations; tumor responses were evaluated in accordance with Response Assessment in Neuro-Oncology (RANO) criteria. The IRC analyses are statistically equivalent with and confirm previously reported results. The primary endpoint of the study, progression-free survival at six months (PFS6), was met, and a clear advantage was demonstrated across multiple, clinically important endpoints including overall survival (OS), long-term progression-free survival, objective response rate (ORR) and need for steroids. We continue to follow patients in this study and will present an update on overall survival and long-term survival in a podium presentation at the 20th Annual Scientific Meeting of the Society for Neuro-Oncology (SNO) on Friday, November 20th.

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

In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB. Clinical trial sites are open to enrollment across the United States, Canada and Australia and trial expansion into the European Union is underway with enrollment planned to open in early 2016. Feedback from clinical investigators conducting the study indicated that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate on study. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed a significant opportunity existed to expand the study into the EU. Based on these factors, in the fourth quarter of 2014, we amended the METRIC study and expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the US and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. We implemented these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Since implementation, both the FDA and central European regulatory authorities have reviewed the protocol design and we believe the METRIC study could support marketing approval in both the US and Europe dependent upon data review. Based on current projections, we believe enrollment will be completed in the second half of 2016.

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

We have completed the assay optimization and validation for a Phase 2 study in squamous cell lung cancer and expect the study will commence in the first quarter of 2016. We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI will sponsor two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osteosarcoma.

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

Patient treatment is complete in the open label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the United States. Initial dose escalation cohorts were conducted to determine an optimal dose for future study and no maximum tolerated dose was reached. The lymphoid malignancies dose escalation arm completed enrollment (n=24) and a new cohort was added to include evaluation of T cell malignancies. An expansion cohort was also added at 0.3mg/kg dosed once every three weeks in patients with Hodgkin Lymphoma (n= up to 15). The solid tumor arm, which included patients with various solid tumors, completed dose escalation in 2013. Two expansion cohorts were subsequently added at 3 mg/kg dosed weekly in metastatic melanoma (n=16) and renal cell carcinoma (n=15) to better characterize clinical activity and further define the safety profile in preparation for combination studies.

We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 86 patients have been dosed in the study. 55 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors) and 31 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with check-point blockade have been observed. Two patients experienced objective responses including a complete response in Hodgkin Lymphoma and a partial response in renal cell carcinoma. Thirteen patients experienced stable disease with a range of 3-36.2+ months to-date. Based on the results observed in hematologic malignancies, an expansion cohort in up to 15 patients with Hodgkin Lymphoma and an abbreviated dose escalation in T cell hematologic malignancies were added and are now closed to enrollment. Any incremental data updates from this study will be included in future scientific presentations/publications.

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

In May 2014, we also entered into a clinical trial collaboration with Oncothyreon Inc. to evaluate the safety, tolerability and preliminary efficacy of varlilumab and ONT-10, Oncothyreon’s therapeutic vaccine targeting the tumor-associated antigen MUC1, in a Phase 1b study in patients with advanced breast and ovarian cancers. Under the terms of the clinical trial collaboration, the Phase 1b trial was conducted and funded by Oncothyreon. Oncothyreon recently completed evaluation of two dosing cohorts in the study.  Preliminary data from these two cohorts did not demonstrate sufficient activity to move forward with the program and Oncothyreon does not plan to enroll additional patients in the Phase 1b trial. Varlilumab biomarker analyses from peripheral blood samples from this study are consistent with prior experience including an increase in activated T cells and natural killer cells and a decrease in regulatory T cells.

In March 2015, we entered into a clinical trial collaboration with Roche to evaluate the safety, tolerability and preliminary efficacy of varlilumab and atezolizumab (anti-PDL1), Roche’s investigational cancer immunotherapy in a Phase 1/2 study in renal cell carcinoma (RCC). Under the terms of this agreement, Roche will provide study drug and we will be responsible for conducting and funding the study, which is expected to open to enrollment in the fourth quarter of 2015.

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

Efforts are underway to finalize designs and plans for additional Phase 2 combination studies of varlilumab.In addition to our sponsored studies and clinical trial collaborations, we anticipate that varlilumab’s potential activity will also be explored in investigator sponsored studies at various academic institutions.

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

The Phase 1 study identified a well-tolerated and immunogenic regimen to take forward into future studies. A Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma is being conducted by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI and enrollment is now complete.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$377	$284	$93	33%
Contracts and Grants	649	817	(168)	(21)%
Total Revenue	$1,026	$1,101	$(75)	(7)%
Operating Expense:
Research and Development	24,656	26,185	(1,529)	(6)%
General and Administrative	8,487	5,004	3,483	70%
Amortization of Acquired Intangible Assets	254	254	—	0%
Total Operating Expense	33,397	31,443	1,954	6%
Operating Loss	(32,371)	(30,342)	2,029	7%
Investment and Other Income, Net	391	2,260	(1,869)	(83)%
Net Loss	$(31,980)	$(28,082)	$3,898	14%

Net Loss

The $3.9 million increase in net loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily the result of an increase in general and administrative expenses and a decrease in investment and other income, partially offset by a decrease in research and development expenses.

Revenue

The $0.1 million increase in product development and licensing agreements revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily related to our BMS agreement.  In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years.  The $0.2 million decrease in contracts and grants revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Personnel	$7,872	$5,425	$2,447	45%
Laboratory Supplies	1,160	856	304	36%
Facility	1,487	1,258	229	18%
License Fees	624	304	320	105%
Product Development	11,930	16,956	(5,026)	(30)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $2.4 million increase in personnel expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to increased headcount and higher stock-based compensation of $0.7 million.  We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount, primarily to support our Rintega, glembatumumab vedotin and varlilumab programs.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.3 million increase in laboratory supply expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.2 million increase in facility expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to an increase in rent and depreciation and amortization expense.  We expect facility expenses to increase over the next twelve months as a result of us leasing addition space at our headquarters in Hampton, NJ.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  The $0.3 million increase in license fee expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to the further development of our drug candidates. We expect license fee expense may increase over the next twelve months as our drug candidates reach achievement of certain development, regulatory and/or commercial milestones, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $5.0 million decrease in product development expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $5.5 million decrease in ACT IV costs.  Increases in glembatumumab vedotin and varlilumab clinical trial costs of $0.9 million and $0.9 million, respectively, were largely offset by decreases in contract manufacturing costs of $1.6 million.  We expect product development expenses to increase over the next twelve months primarily due to increases in our glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $3.5 million increase in general and administrative expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to higher headcount, stock-based compensation of $1.2 million and a $1.1 million increase in Rintega and glembatumumab vedotin commercial planning costs as we prepare for potential product launches. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for Rintega and glembatumumab vedotin.

Amortization Expense

Amortization expenses for the three months ended September 30, 2015 were relatively consistent compared to the three months ended September 30, 2014.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $1.9 million decrease in investment and other income, net for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to other income of $2.0 million received in 2014 in connection with our

TopoTarget agreement.  We anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Nine Months Ended September 30, 2015 compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,053	$518	$535	103%
Contracts and Grants	2,636	1,591	1,045	66%
Total Revenue	$3,689	$2,109	$1,580	75%
Operating Expense:
Research and Development	76,271	77,355	(1,084)	(1)%
General and Administrative	22,761	14,373	8,388	58%
Amortization of Acquired Intangible Assets	760	760	—	0%
Total Operating Expense	99,792	92,488	7,304	8%
Operating Loss	(96,103)	(90,379)	5,724	6%
Investment and Other Income, Net	1,590	4,121	(2,531)	(61)%
Net Loss	$(94,513)	$(86,258)	$8,255	10%

Net Loss

The $8.3 million increase in net loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily the result of an increase in general and administrative expenses.

Revenue

The $0.5 million increase in product development and licensing agreements revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily related to our BMS agreement.  The $1.0 million increase in contracts and grants revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily related to our Rockefeller University agreement.

Research and Development Expense

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Personnel	$21,644	$14,717	$6,927	47%
Laboratory Supplies	3,589	2,525	1,064	42%
Facility	4,255	3,817	438	11%
License Fees	833	2,988	(2,155)	(72)%
Product Development	41,387	49,979	(8,592)	(17)%

The $6.9 million increase in personnel expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to increased headcount and higher stock-based compensation of $1.9 million.

The $1.1 million increase in laboratory supply expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to higher manufacturing supply purchases.

The $0.4 million increase in facility expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to an increase in depreciation and amortization expense

The $2.2 million decrease in license fee expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics in 2014 as a result of the METRIC study initiation.

The $8.6 million decrease in product development expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $9.0 million decrease in ACT IV costs. Increases in glembatumumab vedotin and varlilumab clinical trial costs of $1.4 million and $2.3 million, respectively, and contract research of $1.0 million were largely offset by decreases in contract manufacturing costs of $3.4 million.

General and Administrative Expense

The $8.4 million increase in general and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to higher headcount, stock-based compensation of $2.0 million and a $3.3 million increase in Rintega and glembatumumab vedotin commercial planning costs as we prepare for potential product launches.

Amortization Expense

Amortization expenses for the nine months ended September 30, 2015 was relatively consistent as compared to the nine months ended September 30, 2014.

Investment and Other Income, Net

The $2.5 million decrease in investment and other income, net for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to other income of $3.0 million received in 2014 in connection with our TopoTarget agreement.

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

At September 30, 2015, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $304.6 million. We incurred a loss of $94.5 million for the nine months ended September 30, 2015.  Net cash used in operations for the nine months ended September 30, 2015 was $85.1 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2015 are sufficient to meet estimated working capital requirements and fund planned operations through 2017, however, this could be impacted by our clinical data results from our Rintega program and their impact on our pace of commercial manufacturing and the rate of expansion of our commercial operations.

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

Operating Activities

Net cash used in operating activities was $85.1 million for the nine months ended September 30, 2015 compared to $79.3 million for the nine months ended September 30, 2014. The increase in net cash used in operating activities was primarily due to an increase in net loss of $8.3 million and changes in working capital.  We expect that cash used in operating activities will increase over the next twelve months primarily related to costs incurred on our Rintega, glembatumumab vedotin and varlilumab programs.

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

Investing Activities

Net cash used in investing activities was $68.9 million for the nine months ended September 30, 2015 compared to $58.7 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the nine months ended September 30, 2015 of $64.5 million as compared to $56.9 million for the nine months ended September 30, 2014.  We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the net proceeds from the sale and maturity of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

Financing Activities

Net cash provided by financing activities was $192.8 million for the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014.  Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $192.8 million during the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2015 due to the short-term maturities of these instruments.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2015, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 5, 2015	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 5, 2015	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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