Form 10-K
period 2015-12-31
Celldex Therapeutics, Inc.
filed 2016-02-23
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2015 was $2.5 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 16, 2016 was 98,703,484 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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

        There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  •
  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of Rintega® (also referred to as rindopepimut and CDX-110), glembatumumab vedotin (also referred to as CDX-011) and other drug candidates and the growth of the markets for those drug candidates;

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

        All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

iii

PART I

Item 1.    BUSINESS

Overview

        Celldex Therapeutics, Inc., which we refer to as "Celldex," "we," "us," "our" or the "Company," is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. Our drug candidates are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of protein-based molecules such as vaccines, antibodies and antibody-drug conjugates that are used to treat specific types of cancer or other diseases.

        Our latest stage drug candidate, Rintega (also referred to as rindopepimut and CDX-110) is a therapeutic vaccine in clinical studies for the treatment of glioblastoma patients that express a specific cancer marker known as EGFRvIII. In February 2015, the U.S. Food and Drug Administration, or FDA, granted Rintega Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma. We completed enrollment in December 2014 in ACT IV, a pivotal Phase 3 study in front-line glioblastoma. ACT IV completed its first interim analysis at 50% of events (deaths) in June 2015, and an independent Data Safety and Monitoring Board recommended that the study continue as planned. The required number of events to perform the second interim analysis of ACT IV were reached in late 2015 and the analysis is expected to occur in March 2016. Final data from ACT IV are expected by the end of 2016, although our expectations regarding the timing for the final data read out may change based on event rates.We have also completed a Phase 2 study in patients with recurrent EGFRvIII-positive glioblastoma. Updated results from this randomized study comparing Rintega added to the standard of care, or SOC, compared to SOC alone were presented in November 2015. A statistically significant overall survival benefit and the emergence of a long-term survival benefit were observed. The primary endpoint of the study, progression-free survival at six months, or PFS6, was met.

        Glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient's immune response against their cancer. We established proof of concept in a Phase 1 study with varlilumab, which has allowed several combination studies to begin in various indications. We also have a number of earlier stage drug candidates in clinical development, including CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications and CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
Rintega	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer	—	Phase 2b
Rintega	Recurrent glioblastoma	—	Phase 2
Glembatumumab vedotin	Metastatic melanoma	—	Phase 2
Varlilumab	Multiple solid tumors	—	Phase 1/2
CDX-1401	Multiple solid tumors	—	Phase 1
CDX-301	Allogeneic hematopoietic stem cell transplantation	—	Phase 2
CDX-014	Renal cancer	—	Phase 1

        Our future success depends upon many factors, including our ability, and that of any licensees and collaborators that we may have, to successfully develop, obtain regulatory approval for and commercialize our drug candidates, as well as any related companion diagnostic tests. We have had no commercial revenues from sales of our drug candidates, and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for, or commercialize, our drug candidates, and we are subject to a number of risks that you should be aware of before investing in us. These risks are described more fully in "Item 1A. Risk Factors."

Clinical Development Programs

Rintega

        Rintega is an epidermal growth factor receptor variant III, or EGFRvIII, specific vaccine for glioblastoma, or GBM. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of GBM tumors, the most common and aggressive form of brain cancer. Rintega is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The FDA and the European Medicines Agency, or EMA, have both granted Orphan Drug Designation for Rintega for the treatment of EGFRvIII expressing GBM. The FDA has also granted Fast Track designation. In February 2015, the FDA granted Rintega Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma.

        The Phase 2a study of Rintega referred to as ACTIVATE was led by collaborating investigators at the Brain Tumor Center at Duke Cancer Institute in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 18 evaluable GBM patients. An extension of the Phase 2a study referred to as ACT II evaluated 22 additional GBM patients treated in combination with the current standard of care, maintenance temozolomide, or TMZ, at the same two institutions.

        The Phase 2b study of Rintega referred to as ACT III combined Rintega with standard of care, TMZ, in patients with newly diagnosed GBM. The ACT III study provided for a multi-center, non-randomized dataset for Rintega in 65 patients at over 30 sites throughout the United States, or U.S.

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

 Phase 2 Front-line Long-term Overall Survival Assessments

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

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of Rintega in patients with surgically resected, EGFRvIII-positive GBM. Patients were randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a Rintega priming phase post-radiation followed by an adjuvant phase where Rintega is dosed along with TMZ and a Rintega maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether Rintega plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM with minimal residual disease post resection and traditional chemoradiation when compared to treatment with TMZ and a control injection of KLH. KLH is a component of Rintega and was selected due to its ability to generate a similar injection site reaction to that observed with Rintega.

        In December 2014, enrollment was completed in the ACT IV study. In total, over 4,800 tissue samples from GBM patients were submitted for EGFRvIII evaluation from more than 200 clinical trial sites across 22 countries and, consistent with prior studies, 30% were positive for the EGFRvIII mutation. The study enrolled 745 patients to reach the required 374 patients with minimal residual disease (assessed by central review) needed for analysis of the primary overall survival endpoint. All patients, including patients with disease that exceed this threshold, will be included in a secondary analysis of overall survival as well as analyses of progression-free survival, safety and tolerability, and quality of life. The timing of the overall survival primary endpoint data is event-driven. The study design requires interim analyses to be conducted by an independent Data Safety and Monitoring Board (DSMB) at 50% and 75% of events (deaths). The first interim analysis occurred in June 2015, and the DSMB recommended continuation of the study as planned. The required number of events to perform the second interim analysis of ACT IV were reached in late 2015, and the analysis is expected to occur in March 2016. Final data from ACT IV are expected by the end of 2016, although our expectations regarding the timing for the final data read out may change based on event rates.

        In December 2011, we also initiated ReACT, a Phase 2 study of Rintega in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. This study completed enrollment in 2014 and includes 3 groups. Group 1 consists of 73 patients who had not previously received Avastin and were randomized to receive either Rintega and Avastin or a control injection of KLH and Avastin in a blinded fashion. Group 2 includes 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression and who received Rintega plus Avastin in a single treatment arm. In August 2013, we announced the addition of an expansion cohort of up to 75 patients, called Group 2C, to better characterize the potential activity of Rintega in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. In total, Group 2C enrolled 28 patients. The primary endpoint is six month progression-free survival rate (PFS-6) for groups 1 and 2 and objective response rate (ORR) for group 2C. Other study endpoints include PFS-6, ORR, PFS, overall survival, or OS and safety and tolerability.

        In November 2015, we reported the following mature data from Group 1 of the ReACT study. Tumor responses were evaluated in accordance with Response Assessment in Neuro-Oncology (RANO) criteria by an independent expert review committee blinded to treatment group assignment. Data for this long-term update included study results through September 1, 2015.

  •
  PFS6:  As previously reported in May 2015, the primary endpoint of the study, PFS6, was met. In the intent to treat (ITT) population, 28% of patients on the Rintega arm were progression free at six months compared to 16% of patients on the control arm (p=0.1163).

  •
  Survival:  Mature overall survival (OS) data continue to show a marked benefit [hazard ratio = 0.53 (0.32, 0.88); p=0.0137] with a long-term survival benefit observed in the Rintega arm. Consistent with previous studies of Rintega and the published data observed for immune-mediated therapeutics, this survival benefit includes multiple patients exceeding what is customary survival for EGFRvIII-positive glioblastoma, also referred to as a tail on the survival curve. At two years, the survival rate for Rintega patients in the ITT population is 25% versus 0% for control patients.

Overall Survival (OS), Intent to Treat (ITT) Population

Hazard Ratio (HR)	HR = 0.53 (0.32, 0.88); p=0.0137

	Median (95% CI)	OS 12 months	OS 18 months	OS 24 months
Rintega + BV	11.3 (9.9, 16.2)	44%	32%	25%
Control + BV	9.3 (7.1, 11.4)	32%	13%	0%
  •
  Objective Response Rate (ORR):  Nine out of 30 evaluable ITT patients (30%) on the Rintega arm experienced a confirmed objective response versus six out of 34 evaluable patients (18%) on the control arm. Five patients on the Rintega arm experienced durable responses greater than six months, and three of these patients experienced durable responses greater than 18 months (range of 18.6+ to 22.2 months). In contrast, only two patients on the control arm experienced a durable response greater than six months, and none experienced a response greater than 7.4 months.

  •
  Steroid Use:  Further emphasizing the level of disease control, 50% of the 18 patients on the Rintega arm who were on steroids at the start of treatment were able to stop steroids for at least two months during treatment versus only 26% of the 19 patients on the control arm who were on steroids at the start of treatment. 33% of patients on the Rintega arm were able to stop steroids for more than six months, and, of these, three were able to stop for more than one year versus none on the control arm for either time point.

  •
  Immune Response:  Prolonged survival was associated with high anti-EGFRvIII humoral responses. Recent in vivo experiments have shown those immune responses had tumor killing function through antibody dependent cellular cytotoxicity (ADCC) of EGFRvIII-expressing tumor cells. This biologic effector function is rarely proven for immune therapies. Importantly, rapid generation of anti-EGFRvIII humoral response correlated with longer survival; however, even those with slower development of immune responses benefitted. No patient in the control arm had detectable EGFRvIII specific antibody response. This effect is consistent with Rintega's proposed mechanism of action as a targeted immunotherapeutic vaccine.

  •
  Other:  Multiple subgroup and adjusted analyses have concluded that the consistent survival benefit observed in the study was not influenced by potential imbalances in patient demographics.

  •
  Safety:  Rintega was very well tolerated without unexpected additive toxicity to Avastin.

        Additional studies of Rintega are currently planned including:

  •
  A Phase 2 study of Rintega prior to and concurrent with chemoradiation and maintenance temozolomide in patients with newly diagnosed EGFRvIII-positive glioblastoma. Prior studies of Rintega in the newly diagnosed setting have initiated Rintega dosing upon completion of chemoradiation concurrent with maintenance temozolomide. This single-cohort, open label study is designed to explore the feasibility of dosing at an earlier timepoint (after surgery but prior to and concurrent with chemoradiation). The primary objective of the study is to evaluate the EGFRvIII peptide-specific immune response obtained with this dosing regimen. Secondary objectives include evaluation of anti-tumor activity, including PFS, OS, ORR and duration of response, assessment of health-related quality of life outcomes, and safety and tolerability. This study is expected to open to enrollment in the second half of 2016.

  •
  A Phase 2 single-arm study of Rintega with adjuvant imiquimod, a topically administered immune response modifier, in combination with Avastin in patients with recurrent EGFRvIII-positive glioblastoma. Previous studies of Rintega have utilized the immune response modifier GM-CSF. Imiquimod has broad commercial availability and could potentially serve as a second source of adjuvant if needed, especially outside the United States where GM-CSF is currently available through specialty distribution channels. The primary objective of this study is to evaluate EGFRvIII-specific immune responses. Secondary objectives include evaluation of measures of anti-tumor activity, including ORR, duration of response, PFS, and OS, and to characterize the safety and tolerability profile of this combination approach. This study is expected to open to enrollment in March of 2016.

        Concurrent with our Rintega clinical development program, we are collaborating with Laboratory Corporation of America (LabCorp) in the U.S. and Qiagen in the European Union, or EU, for the potential commercialization of a companion diagnostic to enable identification of the EGFRvIII mutation in patients with glioblastoma. The LabCorp diagnostic has been developed in parallel with the clinical development of Rintega and was utilized to screen patients for the Phase 3 ACT IV study and the Phase 2 ReACT study. In the U.S., we are working with LabCorp to file the diagnostic for FDA approval concurrently with Celldex's potential BLA submission, pending successful completion of the ACT IV study. In the EU, Qiagen will seek CE marking of the diagnostic and anticipates completing this certification in the second half of 2016.

Glembatumumab Vedotin

        Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB, that is over-expressed in a variety of cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB, and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer.

        Treatment of Breast Cancer:    The Phase 1/2 study of glembatumumab vedotin administered intravenously once every three weeks evaluated patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose, or MTD, and then expanded into a Phase 2 open-label, multi-center study. The study confirmed the safety of glembatumumab vedotin at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled in an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the PFS rate at 12 weeks. The 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at 12 weeks, was met as 9 of 26 (35%) evaluable patients were progression-free at 12 weeks.

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

        In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB-positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in at least 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

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

When cross over patients are removed, median OS in patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.05), and median OS in triple negative patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.009).

        In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB. Clinical trial sites are open to enrollment across the U.S., Canada and Australia, and trial expansion into the EU is underway with enrollment planned to open in the first quarter of 2016. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed a significant opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. We implemented these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Since implementation, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could support marketing approval in both the U.S. and Europe dependent upon data review. Based on current projections, we believe enrollment will be completed in the second half of 2016.

        Treatment of Metastatic Melanoma:    The Phase 1/2 open-label, multi-center, dose escalation study evaluated the safety, tolerability and pharmacokinetics of glembatumumab vedotin in 117 patients with un-resectable Stage III or Stage IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously once every three weeks. The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34). Median PFS was 3.9 months. Glembatumumab vedotin was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, hair loss, pruritus, diarrhea and neuropathy. In the subset of patients with tumor biopsies, high levels of tumor expression of gpNMB appeared to correlate with favorable outcome. In the seven patients whose tumors were found to express high amounts of gpNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of gpNMB in the skin, also seemed to correlate with greater PFS.

        In December 2014, we initiated a single arm, open-label Phase 2 study of glembatumumab vedotin in patients with unresectable Stage III or IV melanoma. The study includes approximately 10 sites in the United States and will enroll approximately 60 patients. The primary objective is to evaluate the anticancer activity of glembatumumab vedotin in advanced melanoma as measured by the ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety. Based on current projections, we believe enrollment will be completed in the second quarter of 2016.

        We have entered into a collaborative relationship with PrECOG under which they will conduct a Phase 2 study in squamous cell lung cancer. This study is expected to open to enrollment in the first half of 2016. We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osteosarcoma. Both studies are currently open to enrollment. The uveal melanoma study is a single arm, open label study in patients with locally recurrent or metastatic uveal melanoma. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. The osteosarcoma study is a single arm, open label, evaluation of adolescent and adult patients with recurrent or refractory osteosarcoma. The co-primary objectives are to determine whether glembatumumab vedotin therapy either increases the disease control rate at 4 months in patients with recurrent measurable osteosarcoma as compared to historical experience and/or whether glembatumumab vedotin therapy produces an objective response rate greater than 20% in patients without previous eribulin (eribulin mesylate) treatment. Secondary outcome measures include safety, pharmacokinetics and the relation of gpNMB expression as measured by immunohistochemistry to clinical response.

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

        Patient treatment is complete in the open label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the U.S. Initial dose escalation cohorts were conducted to determine an optimal dose for future study, and no maximum tolerated dose was reached. The lymphoid malignancies dose escalation arm completed enrollment (n=24), and a new cohort was added to include evaluation of T cell malignancies. An expansion cohort was also added at 0.3 mg/kg dosed once every three weeks in patients with Hodgkin lymphoma (n= up to 15). The solid tumor arm, which included patients with various solid tumors, completed dose escalation in 2013. Two expansion cohorts were subsequently added at 3 mg/kg dosed weekly in metastatic melanoma (n=16) and renal cell carcinoma, or RCC, (n=15) to better characterize clinical activity and further define the safety profile in preparation for combination studies.

        We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 86 patients have been dosed in the study. 55 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors), and 31 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with checkpoint blockade have been observed. Two patients experienced objective responses including a complete response in Hodgkin lymphoma and a partial response in renal cell carcinoma. Thirteen patients experienced stable disease with a range of 3-36.2+ months (as of November 2015) to-date. Based on the results observed in hematologic malignancies, an expansion cohort in up to 15 patients with Hodgkin lymphoma, and an abbreviated dose escalation in T cell hematologic malignancies were added and are now closed to enrollment. Any incremental data updates from this study will be included in future scientific presentations/publications.

        In May 2014, we entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS' PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to us of $5.0 million, and the companies amended the terms of our existing license agreement with Medarex (a subsidiary of BMS) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, BMS was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

        The Phase 1/2 study was initiated in January 2015 and is being conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. We completed enrollment of the dose escalation portion of the study without identification of a maximum tolerated dose, and a varlilumab dose has been identified for study in Phase 2 (3 mg/kg). We anticipate that the Phase 2 portion of the study will open to enrollment in the second quarter of 2016. The protocol originally included five disease cohorts in the Phase 2 portion of the study—advanced non-small cell lung cancer, colorectal cancer, ovarian cancer, head and neck squamous cell carcinoma, and metastatic melanoma. Based on the evolving treatment paradigm for the combination of Opdivo and Yervoy® in metastatic melanoma, a decision has been made not to enroll patients in this disease setting at this time. The protocol is also being amended to include additional cohorts in renal cell carcinoma, where varlilumab has demonstrated single-agent clinical activity, and glioblastoma, an area of focus for both Celldex and BMS. The primary objective of the Phase 2 cohorts will be ORR. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment.

        In March 2015, we entered into a clinical trial collaboration with Roche to evaluate the safety, tolerability and preliminary efficacy of varlilumab and atezolizumab (anti-PDL1), Roche's investigational cancer immunotherapy, in a Phase 1/2 study. The Phase 1 portion of the study is being conducted in multiple tumor types, and the primary outcome is safety and tolerability. The Phase 2 portion of the study will be conducted in RCC, and the primary outcome is ORR. Secondary outcome measures include safety and tolerability, pharmacokinetics, immunogenicity and further assessment of anti-tumor activity across a broad range of endpoints. Under the terms of this agreement, Roche will provide study drug, and we will be responsible for conducting and funding the study, which opened to enrollment in December 2015.

        In April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy in patients with Stage III or IV metastatic melanoma. In the Phase 2 portion of the study, patients with tumors that express NY-ESO-1 will also receive CDX-1401. The Phase 1 portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with Yervoy to identify a recommended dose for the Phase 2 portion of the study. The Phase 2 study will include two cohorts—one comprised of patients who are NY-ESO-1 positive and one comprised of patients who are NY-ESO-1 negative. Patients who are NY-ESO-1 positive will also receive CDX-1401 (with poly-ICLC at 2 mg given as an adjuvant) in addition to varlilumab and Yervoy. The primary objective for both cohorts is objective response rate up to 24 weeks. Secondary objectives for the Phase 2 study include safety and tolerability, immunogenicity, pharmacokinetics and further assessment of anti-tumor activity across a broad range of endpoints.

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

CDX-1401

        CDX-1401, developed from our APC Targeting Technology, is an antibody-based NY-ESO-1-specific therapeutic vaccine for multiple solid tumors. The vaccine, which is administered with an adjuvant, is composed of the cancer-specific antigen NY-ESO-1 fused to a fully human antibody that binds to DEC-205 for efficient delivery to dendritic cells. Delivery of tumor-specific proteins directly to dendritic cells in vivo elicits potent, broad, anti-tumor immune responses across populations with different genetic backgrounds. In humans, NY-ESO-1 has been detected in 20% to 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

        We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or Poly ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Sixty percent of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well tolerated, and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either Yervoy or an investigational checkpoint inhibitor, and six of these patients had objective tumor regression. Six patients with melanoma received Yervoy within three months of treatment with CDX-1401, and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent Yervoy. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401, and both achieved partial responses. We are currently developing a follow on program that will better assess the impact of CDX-1401 activity on response to subsequent checkpoint inhibitor therapy in these diseases.

        The Phase 1 study identified a well-tolerated and immunogenic regimen to take forward into future studies. As described above, in April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy in patients with Stage III or IV metastatic melanoma. In the Phase 2 portion of the study, patients with tumors that express NY-ESO-1 will also receive CDX-1401.

        In addition to our sponsored studies, CDX-1401's potential activity is also being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in metastatic melanoma by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study will determine if CDX-1401 works better with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is now complete. Based on results to date, plans for additional studies are being considered by NCI.

        Additionally, a Phase 1/2b multi-arm study of the IDO1 inhibitor INCB024360 in combination with CDX-1401 and Hiltonol® is being conducted in patients in remission with ovarian, fallopian tube or primary peritoneal cancer by the Roswell Park Cancer Institute. Celldex is providing CDX-1401 and Hiltonol in support of this study. Patients' tumors must have expressed NY-ESO-1 or the LAGE-1 antigen to be eligible for the study. Primary outcome measures include identifying a maximum tolerated dose determined by the incidence of dose limiting toxicities and progression free survival. Secondary outcome measures include additional safety analyses and immune monitoring.

CDX-301

        CDX-301, a recombinant FMS-like tyrosine kinase 3 ligand, or Flt3L, is a potent hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells in combination with other agents to potentiate the anti-tumor response. Depending on the setting, cells expanded by CDX-301 promote either enhanced or permissive immunity. CDX-301 is in clinical development for multiple cancers, in combination with vaccines, adjuvants and other treatments that release tumor antigens. We licensed CDX-301 from Amgen Inc. in March 2009 and believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio.

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. Related donors of patients with hematological malignancies requiring hematopoietic stem cell transplant are administered CDX-301 for 5 or 7 days alone or in combination with Mozobil to mobilize CD34+ stem cells. The primary efficacy endpoint of the study is determine if treatment of the donor results in the collection of ≥ 2 million CD34+

HSCs/kg recipient body weight in ≤ 2 leukopoiesis collections. Other key endpoints are the safety of the treatment regimen in the donor and clinical outcomes in the recipient, including stem cell engraftment, graft-versus-host disease, immune reconstitution and relapse. Preliminary results from this study were presented at the annual meeting of the American Society for Blood and Marrow Transplantation in February 2016. These preliminary data from three donor/patient pairs showed that CDX-301 given as a single agent was well tolerated and effective at mobilizing hematopoietic stem cells in healthy donors. The stem cell graft contained notable increases in naïve lymphocytes and plasmacytoid dendritic cells consistent with preclinical data suggesting a possible better outcome. Recipients experienced successful engraftment in an expected time frame. Additional subjects are being accrued to assess the potential synergy of combining CDX-301 with Mozobil in this setting.

        In addition to our sponsored studies and clinical trial collaborations, CDX-301's potential activity is also being explored in investigator sponsored studies at various academic institutions. This includes a Phase 1/2 study of CDX-301 and Hiltonol in combination with low-dose radiotherapy in patients with low-grade B-cell lymphomas conducted by the Icahn School of Medicine at Mount Sinai. The primary outcome of the study is objective response rate. Secondary outcome measures include safety and tumor specific immune response.

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets T cell immunoglobulin and mucin domain 1, or TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. TIM-1 is associated with kidney injury, and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The TIM-1 antibody is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. The Investigative New Drug (IND) Application is active, and we expect to initiate a Phase 1 clinical study in renal cell carcinoma in 2016.

Development Strategy

Immunotherapy Platform:

        We believe there is untapped potential in immunotherapy that can be captured through the right combination and/or sequence of therapeutic agents. Immunotherapy approaches have encountered difficulties when following standard drug development. The mechanisms of action are complex, activity is generally not dependent on highest tolerated dose and patient response is highly variable. Our understanding of the immune system, cancer's effect on immune mediated mechanisms, and the impact of conventional therapies on the immune system provide a new rationale for combining therapies that may lead to significant clinical benefit for patients with cancer.

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

Partnerships

        We plan to commercialize our lead drug candidate Rintega ourselves in North America and Europe. We may enter into co-development and commercialization partnerships for any of our programs where appropriate, including Rintega for commercialization outside of North America and Europe, glembatumumab vedotin and varlilumab. In the past, we have entered into collaborative partnership agreements with pharmaceutical and other companies and organizations that provided financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs and may enter into more of them in the future.

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

        We and Medarex have also entered into a research and commercialization agreement, as amended, that provides that we may be required to pay Medarex milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low-to-mid single digits on any net product sales with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, we exercised an option under our research and commercialization agreement, whereby we licensed from Medarex access to the UltiMab technology to develop and commercialize human antibodies to CD27, including varlilumab. In connection with the clinical trial collaboration we entered into with BMS in May 2014, we and BMS agreed to waive certain future milestone payments and to reduce future royalty rates that we may have owed Medarex in connection with any CD27 program.

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

Duke University Brain Tumor Cancer Center (Duke)

        In September 2006, we and Duke entered into a license agreement that gave us access and reference to the clinical data generated by Duke and its collaborators in order for us to generate our own filing with the FDA relating to Rintega. We may be required to pay Duke milestones of up to $0.7 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of Rintega.

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

Alteris Therapeutics, Inc. (Alteris)

        In October 2005, we completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. We may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including Rintega.

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

Amgen Inc. (Amgen)

        In March 2009, we entered into a license agreement with Amgen to acquire the exclusive rights to CDX-301 and CD40 ligand, or CD40L. CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. We may be required to pay Amgen milestones of up to $0.9 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

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

Competition

        The biotechnology and pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Many of the products that we are attempting to develop and commercialize will be competing with existing therapies. Other companies are pursuing the development of new therapies that target the same diseases and conditions that we are targeting and may compete directly with our drug candidates. We face competition from companies, major universities and research institutions in the United States and abroad, including a number of large pharmaceutical companies, as well as firms specialized in the development and production of vaccines, adjuvants and immunotherapeutic delivery systems. Some of our competitors possess substantially greater financial, technical and human resources than we possess.

        Competitors that we are aware of that have initiated a Phase 3 study or have obtained marketing approval for a potential competitive drug/device for Rintega in the treatment of glioblastoma and/or glembatumumab vedotin in the treatment of breast cancer include AbbVie, Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Bristol-Myers Squibb, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Novartis, Novocure, Pfizer Inc., and Roche.

        Our competitors may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than us or our collaborators are able to. In addition, some competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of drug candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and commence commercial sales of our drug candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.

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

        We also face competition in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies.

        Our competitive position will depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales. We will require substantial capital resources to complete development of some or all of our products, obtain the necessary regulatory approvals and successfully manufacture and market our products. In order to secure capital resources, we anticipate having to sell additional capital stock, which would dilute existing stockholders. We may also attempt to obtain funds through research grants and agreements with commercial collaborators. However, these types of funding are uncertain because they are at the discretion of the organizations and companies that control the funds. As a result, we may not receive any funds from grants or collaborations. Alternatively, we may borrow funds from commercial lenders, likely at high interest rates, which would increase the risk of any investment in us.

Manufacturing

        We have limited experience in commercial manufacturing. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates will depend on the ability of such third parties to manufacture our drug candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and foreign regulatory requirements, if applicable. We rely on contract manufacturing organizations, or CMOs, to manufacture drug substance and drug product for our late-stage clinical studies of Rintega and glembatumumab vedotin as well as for future commercial supplies. We also rely on CMOs for filling and packaging, labeling, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA. We work with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

        We have recently initiated use of Rintega drug product manufactured by MilliporeSigma (formerly SAFC, a division of the Sigma Aldrich Corporation) and Patheon Ferentino, in the ACT IV and ReACT clinical studies as well as in compassionate use. We have also established a relationship with Cook Pharmica to fill Rintega for commercial supply. We rely on Biosyn and Ambiopharm for supplying suitable quantities of cGMP starting materials for the manufacture of Rintega. We also rely on Sanofi to supply suitable quantities of commercial quality GM-CSF which is co-administered with Rintega. Any manufacturing failures or delays by our Rintega contract manufacturers or suppliers of critical materials could cause delays in ACT IV and/or the commercial launch of Rintega.

        To date, we have utilized contract manufacturing organizations for the manufacture of clinical trial supplies of glembatumumab vedotin. We have established relationships with Lonza Biologics to manufacture the glembatumumab vedotin antibody and Piramal Healthcare UK Ltd. to manufacture the antibody drug conjugate with the MMAE toxin. The drug substance is then filled and packaged at contract manufacturers. We rely on MilliporeSigma for sourcing of suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in our glembatumumab vedotin clinical studies including the METRIC study and/or the commercial launch of glembatumumab vedotin.

        We have established a relationship with Patheon Biologics to scale up and manufacture varlilumab drug substance for global clinical trials and potential commercialization.

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute potential products to clinical sites in the U.S. for early clinical trials. We manufacture CDX-1401, CDX-301 and CDX-014 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. The products are then filled and packaged at contract manufacturers. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these product candidates.

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

Commercial Organization

        Our strategy is to build a fully integrated, commercial stage biopharmaceutical company that would give us the opportunity to retain marketing rights to our product candidates and commercialize such products ourselves where we deem appropriate or pursue strategic partnerships to develop, sell, market and distribute our product candidates where we deem appropriate. We currently plan to commercialize Rintega in the United States and Europe ourselves, if regulatory approval is obtained, and to seek strategic partnerships to commercialize Rintega in other geographies. We may enter into strategic partnerships to develop, sell, market and distribute our other product candidates, including glembatumumab vedotin and varlilumab.

        Over the past few years, we have begun to assemble key components of a commercial organization with a focus on preparation for the potential commercial launch of Rintega, if regulatory approval is obtained. We are assembling a focused commercial team with broad experience in marketing, sales, distribution and product reimbursement. We have also developed the capability to provide current and future market insights to our research and development organization regarding glembatumumab vedotin, varlilumab and our earlier-stage product candidates.

        We have been expanding our understanding of the glioblastoma market, developing our commercial strategy for the potential commercial launch of Rintega, and planning the infrastructure necessary to support future commercial activities. Our understanding of the glioblastoma market in the United States and Europe incorporates information regarding the current standard of care as well as patient, health care provider and payor attitudes toward current and potential future therapies. Based on this information and the data obtained from our Phase 2 clinical trials of Rintega, we have begun developing our go- to-market strategy for Rintega, which we intend to update and refine as we obtain additional information regarding the potential commercial profile for Rintega. In particular, we plan to incorporate the information we obtain regarding the efficacy and safety of Rintega from our registration program into our marketing strategy.

        As we continue to prepare for a potential Rintega commercial launch in the United States and Europe, we plan to expand our commercial organization over the next six to twelve months. This expansion will include implementation of internal systems and infrastructure in order to support commercial sales, incorporation of appropriate compliance policies and procedures, establishment of patient-focused programs and hiring and training a marketing and sales force to promote Rintega, if regulatory approval is obtained, to health care providers. There can be no assurance that we will be able to accomplish any of these activities or hire and train an effective marketing and sales force.

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

Patents

        The successful development and marketing of products by us will depend in part on our ability to create and maintain intellectual property, including patent rights. We are the owner or exclusive licensee to proprietary patent positions in the areas of immunotherapy technologies, vaccine technologies, antibody technologies and complement inhibitor technology. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit or that we will be able to successfully enforce our patent position against infringers. We routinely review our patent portfolio and adjust our strategies for prosecution and maintenance of individual cases according to a number of factors including program priorities, stage of development and patent term.

        We own or license rights under more than 300 granted patents and national and regional patent applications in the U.S. and in major international territories covering inventions relating to our business. The key patents and patent applications owned by us or licensed to us that we consider important to our business include the following (the indicated and estimated patent expiry dates do not include any possible patent term extensions or supplementary protection certificates, if these may be secured in due course):

  •
  We have licensed rights from Duke University under an issued European patent, a patent application in the U.S. and patents and patent applications in other major international territories relating to uses of Rintega. If and where issued and maintained to full term in a form which covers commercial use of Rintega, the filings could potentially provide patent protection for the relevant use in the relevant territories to 2026. We also have patent applications in the U.S. and major international territories relating to methods of manufacture and formulation of Rintega, which, if issued in a form which covers manufacture and/or formulation of Rintega and maintained to full term in due course, would have estimated patent expiry dates in 2030.

  •
  Our patent portfolio for glembatumumab vedotin includes issued patents in the U.S., Europe, Japan and Australia and a pending patent application in Canada. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2025. In addition, patent rights relating to the toxin and conjugation technology used in glembatumumab vedotin have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents and pending applications in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

  •
  We have licensed rights from the University of Southampton under issued U.S. and European patents and under pending patent applications in Japan and Canada relating to the technology used in varlilumab. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab. In September 2014, two European patent oppositions were filed against the University of Southampton European patent. We intend to defend the European patent vigorously in cooperation with the University of Southampton. We also have an issued U.S. patent which covers varlilumab as a composition of matter. If maintained to full term this patent would have an estimated patent expiry date in 2034 (including additional term due to Patent Term Adjustment). We also have corresponding patent applications in the major international territories which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2031.

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

  •
  Patents for the technology used in CDX-301 have current expiration dates that range from 2016 in the major European territories to 2020 in the U.S.

  •
  Our patent portfolio for CDX-014 includes rights under issued U.S. and European patents and further pending patent applications in the U.S., Europe, Australia, Canada and Japan. If issued and maintained to full term in due course, these filings would have estimated patent expiry dates in at least 2024 (not including increases of term due to Patent Term Adjustment in the U.S.). In addition, patent rights relating to toxin and conjugation technology have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents and pending patent applications in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

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

        Third parties may have or may obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology, including:

  •
  certain patents and applications in the United States and Europe owned by Sanofi, which relate to antibody-antigen conjugates and methods of their use for eliciting an immune response against the antigen;

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

FDA Approval Process

        In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties and criminal prosecution.

        The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an IND, which must become effective before human clinical trials may begin;

  •
  approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;

  •
  submission to the FDA of an NDA or BLA, as applicable;

  •
  satisfactory completion of an FDA advisory committee review, if applicable;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA or BLA.

        We expect that all of our clinical product candidates will be subject to review as biological products under BLA standards.

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

Clinical Trials

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

        A product's safety and effectiveness in one clinical trial is not necessarily indicative of its safety and effectiveness in another clinical trial. Moreover, we may not discover all potential problems with a product even after completing clinical trials on it. Some of our products and technologies have undergone only preclinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its clinical trial results indicated. This could prevent the product's widespread use, require its withdrawal from the market or expose us to liability. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients. Any such action could materially harm us. Clinical trials are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,374,200, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, currently exceeding $114,450 per product and $585,200 per establishment. These fees are typically increased annually.

        The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after receipt before accepting them for filing based on the agency's threshold determination that they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Most such applications for non-priority products are reviewed within ten to twelve months after filing, and most applications for priority review products, that is, drugs and biologics that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months after filing. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or biological products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

        Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.

        The testing and approval process requires substantial time, effort and financial resources, and each may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our product candidates and secure necessary governmental approvals, which could delay or preclude us from marketing our products.

        After the FDA's evaluation of the NDA or BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

        Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as changes in indications, manufacturing changes and labeling, are subject to further testing requirements and FDA review and approval.

Special Regulatory Procedures

        Fast track designation—The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. A drug that receives Fast Track designation is eligible for some or all of the following: (i) more frequent meetings with FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers; (iii) eligibility for Accelerated Approval and Priority Review, if relevant criteria are met; and (iv) Rolling Review, which means that a drug company can submit completed sections of its BLA or NDA for review by FDA, rather than waiting until every section of the NDA or BLA is completed before the entire application can be reviewed. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

        Priority review—Under FDA policies, a product candidate may be eligible for priority review, or review within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA's Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA's Center for Biologics Evaluation and Research, or CBER, are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated product candidate could be eligible for priority review if supported by clinical data at the time of the BLA or NDA submission.

        Accelerated approval—Under the FDA's accelerated approval regulations, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based on a surrogate endpoint that is reasonably likely to predict clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

        Breakthrough therapy designation—The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate.

        Orphan drug designation—Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same orphan indication, except in limited circumstances. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

Pediatric information

        Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement to an NDA or BLA must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

Post Approval

        Any drug or biological products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.

        The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug or biologic.

        In addition, drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biological products are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. The FDA was also granted new inspection authorities under FDASIA. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy program. Other potential consequences include, among other things:

  •
  restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

  •
  fines, untitled and warning letters or holds on post-approval clinical trials;

  •
  refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; or

  •
  consent decrees, injunctions or the imposition of civil or criminal prosecution.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

Biosimilars Law

        The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to provide for an abbreviated approval pathway for biological products that demonstrate biosimilarity to a previously-approved biological product. The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved. The BPCI Act provides periods of exclusivity that protect a reference product from biosimilars competition. Under the BPCI Act, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until 12 years after the reference product's approval. Additionally, the BPCI Act establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCI Act also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product. The BPCIA may be applied to our drug candidates in the future and could be applied to allow approval of biosimilars to our products.

        The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA's provisions but has issued guidance documents related to BPCIA implementation. Because the BPCI Act is a relatively new law, we anticipate that its contours will be defined as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including FDA issuance of guidance documents, proposed regulations and decisions in the course of considering specific applications. Such evolution may significantly affect the impact of the BPCI Act on both reference product and biosimilar sponsors.

Companion Diagnostic Review and Approval

        We expect that some of our drug candidates, including Rintega, will rely on the use of a companion diagnostic. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. Based on the guidance published by the FDA in July 2014 and the FDA's past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro companion diagnostics to obtain Premarket Approval Application, or PMA, in conjunction with approval of the related drug candidate. The receipt and timing of PMA approval may have a significant effect on the receipt and timing of commercial approval for such drug candidates. Currently we rely on third party collaborators to develop companion diagnostics for our drug candidates.

        The PMA process is costly, lengthy and uncertain. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and then the data submitted in an amendment to the PMA.

        Furthermore, even after PMA approval is obtained, numerous regulatory requirements apply to the manufacturer of the companion diagnostic. The FDA enforces these requirements by inspection and market surveillance. These requirements include: the QSR, labeling regulations, the FDA's general prohibition against promoting products for unapproved or "off label" uses, the medical device reporting regulation, and the reports of corrections and removals regulation. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for PMA of new products; and withdrawing PMAs already granted.

Federal and State Fraud and Abuse, Data Privacy and Security and Transparency Laws

        In addition to FDA restrictions on marketing and promotion of pharmaceutical products, several other types of federal and state laws have been applied to restrict certain marketing business practices in the biopharmaceutical and medical device industries in recent years. These laws include, without limitation, state and federal anti-kickback statutes and false claims statutes and false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. Applicable state law may be broader in scope than federal law and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

        In addition, the United States Foreign Corrupt Practices Act, or FCPA, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity. In many countries, the healthcare professionals we may interact with may meet the FCPA's definition of a foreign government official.

Foreign Regulation

        In order to market any therapeutic or diagnostic product outside of the United States, we need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

        Under the EU regulatory system, we will submit most of our marketing authorization applications under the centralized procedure. The centralized procedure is compulsory for medicines produced by biotechnology, or are for the treatment of cancer, or officially designated as 'orphan medicines'. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. As in the United States, we may apply for designation of our products as orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The EMA grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same product, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

Other Regulatory Processes

        From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA.

        In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

Third-Party Payor Coverage and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of any of our drug candidates, if approved, will depend, in part, on the extent to which the costs of the drugs will be covered by third-party payors, including government health programs such as Medicare and Medicaid, as well as commercial health insurers, such as managed care organizations. The process for determining reimbursement rates is separate from the payor coverage decision. Therefore, despite obtaining coverage, reimbursement rates may be lower than expected, which can result in larger out-of-pocket payments for the patient.

        In order to secure coverage and reimbursement for any drug that might be approved for sale, we need to conduct analyses and pharmaco-economic studies in order to demonstrate the incremental medical benefit over and above the generally-accepted standard of care and cost-effectiveness of the drug. Our drug candidates may not be considered medically necessary, provide insufficient incremental medical benefit, or may not be deemed cost-effective. A payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

        The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of reimbursement and/or restrictions in formulary placement may be such that they would significantly limit projected sales volumes. In addition to third party payors, we will also need to negotiate formulary placement with hospitals, health systems and certain independent delivery networks. Such negotiations may be more protracted than anticipated and may be compromised because of similar considerations, relating to insufficient incremental medical benefit and/or cost-effectiveness.

        Pricing and reimbursement schemes vary widely from country to country. For example, certain EU member states may approve a specific price and volume for a drug product after which incremental revenues or profits need to be paid back by way of rebates. They may also institutionalize utilization restrictions, curb physicians' drug budgets, provide conditional reimbursement schemes that require additional evidence to be generated post-marketing authorization, etc. The downward pressure on healthcare costs in general, particularly prescription drugs, has been particularly evident in EU markets, for some time, with evidence pointing to increasing pressures on the horizon. As a result, increasingly high barriers are being erected to the pricing and reimbursement of new drugs, despite regulatory efforts to bring drugs to market sooner. In addition, cross-border trade has existed for some time in the EU, allowing pharmacies in one country to import, at a lower price, drug from another country, further exerting pricing pressures across the EU. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our drugs.

        The marketability of any drugs for which we receive regulatory approval for commercial sale may suffer if third-party payors and/or hospital administrators fail to provide adequate coverage, reimbursement or formulary placement. Coverage policies, third-party reimbursement rates and drug pricing regulations may change in the future. In particular, uncertainty within, and over the long-term, of the Patient Protection and Affordable Care Act, or PPACA, in the U.S., may mean that coverage, reimbursement and pricing structures available today may be different in the future. In addition, the States may continue to consider legislation of their own which could further restrict the ability to freely price drugs and/or curb utilization in the U.S. Even if favorable coverage and reimbursement status is attained for one or more drugs for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

        As of December 31, 2015, we employed 199 employees (196 full-time, 1 part-time and 2 interns), 36 of whom have Ph.D. and/or M.D. degrees. Of these employees, 162 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Corporate and Available Information

        We are incorporated in Delaware. In February 2016, we formed a wholly-owned subsidiary, Celldex Therapeutics Europe GmbH, in Zug, Switzerland, to operate as Celldex' European headquarters when European operations commence, pursuant to intercompany agreements.

        Our website is located at http://www.celldex.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. None of the information posted on our website is incorporated by reference into this Annual Report.

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

        To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $591.0 million as of December 31, 2015. Until, and unless, we complete clinical trials and further development, and receive approval from the FDA and other regulatory authorities, for Rintega and our other drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our long term liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

        We have incurred operating losses of $129.5 million, $122.4 million and $81.4 million during 2015, 2014 and 2013, respectively, and expect to incur an operating loss in 2016. We believe that operating losses will continue in 2016 because we are planning to incur significant costs associated with the clinical development, manufacturing of commercial supply and building a commercial organization to prepare for the potential commercial launch of Rintega and glembatumumab vedotin if regulatory approval is obtained. During the years ended December 31, 2015, 2014 and 2013, we incurred $36.3 million, $45.6 million and $32.3 million in clinical trial expense and $14.8 million, $21.2 million and $6.6 million in contract manufacturing expense. We anticipate clinical trial and contract manufacturing expense to increase over the next twelve months related to our Rintega, glembatumumab vedotin and varlilumab programs. In addition, we are planning to incur additional costs in the clinical development of CDX-1401 and CDX-301. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. In particular, the continuing development and commercialization of Rintega, glembatumumab vedotin and our other drug candidates requires additional capital beyond our current resources. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $289.9 million. During the next twelve months, we may take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

Risks Related to Development and Regulatory Approval of Drug Candidates

Our long term success depends heavily on our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets, including our lead drug candidates, Rintega and glembatumumab vedotin.

        We are particularly dependent on the future success of Rintega and glembatumumab vedotin because they are our most advanced drug candidates. Our management team lacks significant experience in completing Phase 3 clinical trials and obtaining regulatory approval for a drug candidate. Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate.

        If we face delays, difficulties or unanticipated costs in completing the development of Rintega or glembatumumab vedotin, we will need substantial additional financing. Further, even if we complete the development of Rintega or glembatumumab vedotin and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that Rintega or glembatumumab vedotin will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of Rintega or glembatumumab vedotin, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

We may enter into collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates including, where appropriate, for our lead drug candidates. In such cases, we will depend greatly on our third-party collaborators to license, develop and commercialize such drug candidates, and they may not meet our expectations.

        We may enter into co-development and commercialization partnerships for certain products, including Rintega for commercialization outside of North America and Europe, glembatumumab vedotin and varlilumab. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us or at all. Furthermore some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

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

        In order to succeed, we will need to obtain regulatory approval for our drug candidates. The FDA has not approved our lead drug candidates, Rintega or glembatumumab vedotin, or any of our other products for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a product's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily, and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a BLA or NDA is filed with the FDA, it may take more than a year to receive FDA approval.

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

        We have not completed the clinical trials necessary to obtain FDA approval to market Rintega, glembatumumab vedotin or any of our other products in development. Other than ACT IV and METRIC which is designed for approval, we have not initiated Phase 3 studies for any of our other products in development. Our management lacks significant experience in completing Phase 3 trials and bringing a drug through commercialization. ACT IV and METRIC and clinical trials for other products in development may be delayed or terminated as a result of many factors, including the following:

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for certain of our drug candidates, including our lead drug candidate Rintega, could harm our drug development strategy and operational results.

        As an element of our clinical development approach, we may seek to screen and identify subsets of patients that express a certain biomarker or that have a certain genetic alteration who may derive meaningful benefit from our development drug candidates. To achieve this, one or more of our drug development programs may be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. For example, we have engaged a third party collaborator to develop a companion diagnostic test to identify patients with EGRFvIII for use with our lead drug candidate Rintega and such companion diagnostic requires separate approval by the FDA, for which we must rely on our third party collaborator to obtain. Companion diagnostics are developed in conjunction with clinical programs for the associated drug candidate. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before the related drug candidate may be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the drug candidate to only those patients who express the specific genetic alteration it was developed to detect. We or our third party collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement for such companion diagnostic, all of which may prevent us from completing our clinical trials or commercializing our drugs on a timely or profitable basis, if at all.

        To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related drug candidates or, if regulatory approval is obtained, delay or limit our ability to commercialize our related drug candidates.

Any delay in obtaining regulatory approval would have an adverse impact on our ability to earn future revenues.

        It is possible that none of the drug candidates that we develop will obtain the regulatory approvals necessary for us to begin commercializing them. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the nature of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Rintega has been granted Breakthrough Therapy designation for the treatment of adult patients with EGFRvIII-positive glioblastoma and Fast Track designation by the FDA. Glembatumumab vedotin has been granted Fast Track designation by the FDA. Breakthrough Therapy and Fast Track designation do not change the standards for approval but may expedite the development or approval process. Such designations do not guaranteed a faster review time as compared to other drugs and do not ensure that the drug will ultimately obtain marketing approval. In addition, the FDA may withdraw these designations at any time. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate including, but not limited to, loss of patent term during the approval period. Furthermore, if we, or our partners, do not reach the market with our products before our competitors offer products for the same or similar uses, or if we, or our partners, are not effective in marketing our products, our revenues from product sales, if any, will be reduced.

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. Competitors that we are aware of that have initiated a Phase 3 study or have obtained marketing approval for a potential competitive drug/device for Rintega in the treatment of glioblastoma and/or glembatumumab vedotin in the treatment of breast cancer include AbbVie, Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Bristol-Myers Squibb, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Novartis, Novocure, Pfizer Inc., and Roche.

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

A fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process.

        In the United States, Rintega and glembatumumab vedotin have received fast track designation and may be eligible for priority review status. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. If a drug offers major advances in treatment, the drug sponsor may apply for FDA priority review status. The FDA has broad discretion whether or not to grant fast track designation or priority review status, so even if we believe a particular drug candidate is eligible for such designation or status, the FDA could decide not to grant it. Even though Rintega and glembatumumab vedotin have received fast track designation and may be eligible for priority review status, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Furthermore, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have many competitors in our field and they may develop technologies that make ours obsolete.

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. Competitors that we are aware of that have initiated a Phase 3 study or have obtained marketing approval for a potential competitive drug/device for Rintega in the treatment of glioblastoma and/or glembatumumab vedotin in the treatment of breast cancer include AbbVie, Arbor Pharmaceutics, Inc., AstraZeneca PLC, Bayer, Bristol-Myers Squibb, Celgene Corporation, Eisai Inc., Eli Lilly and Company, Medigene AG, Northwest Biotherapeutics, Inc., Novartis, Novocure, Pfizer Inc., and Roche. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

Risks Related to Commercialization of Our Drug Candidates

We may face delays, difficulties or unanticipated costs in establishing sales and distribution capabilities for the commercialization of Rintega, if regulatory approval is obtained, or any other of our drug candidates.

        We are in the process of building a commercial organization which we believe will provide us with the strategic options to either retain full economic rights to our drug candidates or seek favorable economic terms through advantageous commercial partnerships. We plan to commercialize our lead drug candidate Rintega ourselves in North America and Europe. As a result, we may have full responsibility for commercialization of Rintega and our other drug candidates if and when they are approved for sale. We currently lack sufficient marketing, sales and distribution capabilities to carry out this strategy. If any of our drug candidates are approved by the FDA, we will need a drug sales force with technical expertise prior to the commercialization of any of our drug candidates. We have recently established a core commercial team with experience in commercialization of immune-modulating and oncology products in preparation for a potential commercial launch of Rintega. Although our core commercial team has engaged qualified external consultants and vendors to help establish sales and distribution capabilities for Rintega, we may not succeed in developing such sales and distribution capabilities, the cost of establishing such sales and distribution capabilities may exceed any product revenue, or our direct marketing and sales efforts may be unsuccessful. We may find it necessary to enter into strategic partnerships, co-promotion or other licensing arrangements and to the extent we enter into such strategic partnerships, co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold such drugs, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into such strategic partnerships, co-promotion or other licensing arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future drug candidates. If we are not successful in commercializing Rintega or any of our other drug candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may never achieve profitability or become unable to continue the operation of our business.

If we are unable to effectively recruit and train a sales force, our ability to successfully commercialize Rintega will be harmed.

        If regulatory approval is obtained, we need to recruit and train a sales force prior to commercial launch. Rintega will be a newly-marketed drug with a specific patient population. As a result, we will be required to expend significant time and resources to recruit and train a specialty sales force to be credible and effective in marketing Rintega for use in front-line glioblastoma in patients that express a specific cancer marker known as EGFRvIII. If we are unable to effectively train a specialty sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Rintega, we may not be able to successfully commercialize Rintega.

If Rintega or any other drug candidates for which we obtain regulatory approval do not achieve broad acceptance from physicians, patients and third-party payors, we may be unable to generate significant revenues, if any.

        Even if we obtain regulatory approval for our drug candidates, our approved drugs may not gain market acceptance among physicians and patients. We believe that effectively marketing Rintega, if it is approved, and our other drug candidates, if any of them are approved, will require substantial efforts, both prior to commercial launch and after approval. Physicians may elect not to prescribe our drugs, and patients may elect not to request or take them, for a variety of reasons including:

  •
  limitations or warnings contained in a drug's FDA-approved labeling;

  •
  changes in the standard of care or the availability of alternative drugs for the targeted indications for any of our drug candidates;

  •
  limitations in the approved indications for our drug candidates;

  •
  the approval, availability, market acceptance and reimbursement for the companion diagnostic, where applicable;

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

  •
  convenience and ease of administration of our drug candidates; and

  •
  willingness of third-party payors to reimburse for the cost of our drug candidates.

        If our future drugs fail to achieve market acceptance, we will not be able to generate significant revenues and may never achieve profitability.

Even if our lead drug candidate Rintega or any of our other drug candidates receives FDA approval, the terms of the approval may limit such drug's commercial potential. Additionally, even after receipt of FDA approval, such drug would be subject to substantial, ongoing regulatory requirements.

        The FDA has complete discretion over the approval of our lead drug candidate Rintega and our other drug candidates. If the FDA grants approval, the scope of the approval may limit our ability to commercialize such drug, and in turn, limit our ability to generate substantial product revenue. For example, the FDA may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for such drug will be subject to extensive and ongoing regulatory requirements. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect and approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the drug from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of Rintega or any of our other drug candidates. If there is not sufficient reimbursement for our future drugs, it is less likely that such drugs will be widely used.

        Market acceptance and sales of Rintega, if regulatory approval is obtained, or any other drug candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by future healthcare reform measures in both the United States and foreign jurisdictions. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. In addition, government authorities and these third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for these drugs. In addition, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future drugs to such payors' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.

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

        We cannot be certain that reimbursement will be available for Rintega or any other drug candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future drugs. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize Rintega or any other drug candidates that we develop.

Other factors could affect the demand for and sales and profitability of any drug candidates that we may commercialize in the future.

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

  •
  government and third-party payor reimbursement and coverage decisions that affect the utilization of our future drugs and competing drugs;

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

        We intend to seek approval for Rintega in Europe and may seek approval of our other drug candidates outside the United States and may market future products in international markets. In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

        Before granting the MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

        The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. For example, previous studies of Rintega have utilized the immune response modifier GM-CSF, which is available in the United States, but is currently only available through specialty distribution channels outside the United States. We are planning to initiate a Phase 2 study of Rintega with adjuvant imiquimod, which could potentially serve as an alternative to GM-CSF, if needed, particularly outside the United States. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

        We plan to commercialize our lead drug candidate Rintega ourselves in Europe, if regulatory approval is obtained. If our other drug candidates are approved for commercialization outside of the United States, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to international operations and entering into international business relationships, including:

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

        We have limited experience in commercial manufacturing. We rely on CMOs, to manufacture drug substance and drug product for our late-stage clinical studies of Rintega and glembatumumab vedotin as well as for future commercial supplies. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates, if regulatory approval is obtained, depends on the ability of such third parties to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and foreign regulatory requirements, if applicable. We also rely on CMOs for filling, packaging, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA.

        For our most advanced programs, we are working with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful. Prior to approval of Rintega or any other drug candidate, the FDA must review and approve validation studies for drug product. The manufacturing processes for our drug candidates and immunotherapeutic delivery systems utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. CMOs may encounter difficulties in scaling up production, including problems involving raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the CMOs, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for such drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of drug product becomes critical to commercial success. The commercial viability of Rintega, if approved, will depend on the ability of our contract manufacturers to produce drug product on a large scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the drug.

        We have recently initiated use of Rintega drug product manufactured by MilliporeSigma (formerly SAFC, a division of the Sigma Aldrich Corporation) and Patheon Ferentino, in the ACT IV and ReACT clinical studies as well as in compassionate use. We have also established relationship with Cook Pharmica to fill Rintega for commercial supply. We rely on Biosyn and Ambiopharm for supplying suitable quantities of cGMP starting materials for the manufacture of Rintega. We also rely on Sanofi to supply suitable quantities of commercial quality GM-CSF which is co-administered with Rintega. Any manufacturing failures or delays by our Rintega contract manufacturers or suppliers of critical materials could cause delays in ACT IV and/or the commercial launch of Rintega.

        To date, we have utilized contract manufacturing organizations for the manufacture of clinical trial supplies of glembatumumab vedotin. We have established relationships with Lonza Biologics to manufacture the glembatumumab vedotin antibody and Piramal Healthcare UK Ltd. to manufacture the antibody drug conjugate with the MMAE toxin. The drug substance is then filled and packaged at contract manufacturers. We rely on MilliporeSigma for sourcing of suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in our glembatumumab vedotin clinical studies including the METRIC study and/or the commercial launch of glembatumumab vedotin.

        We have established a relationship with Patheon Biologics to scale up and manufacture varlilumab drug substance for global clinical trials and potential commercialization.

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute potential products to clinical sites in the U.S. for early clinical trials. We manufacture CDX-1401, CDX-301 and CDX-014 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. The products are then filled and packaged at contract manufacturers. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these product candidates.

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

        There can be no assurances that contract manufacturers will be able to meet our timetable and requirements. Further, contract manufacturers must operate in compliance with cGMP and failure to do so could result in, among other things, the disruption of product supplies. As noted above, non-U.S. contract manufacturers may face special challenges in complying with cGMP requirements, and although we are not currently dependent on non-U.S. collaborators or contract manufacturers, we may choose or be required to rely on non-U.S. sources in the future as we seek to develop stable supplies of increasing quantities of materials for ongoing clinical trials of larger scale. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop, manufacture, sell and deliver products on a timely and competitive basis.

We currently rely on sole suppliers for key components of our drug candidates. Any production problems with our suppliers or other disruptions in the supply of such components could adversely affect us

        We currently rely on sole suppliers for key components of our drug candidates, including Hiltonol, vcMMAE, KLH, APi1036, and GM-CSF. While we work with the suppliers of these key components to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. If our suppliers were to terminate our arrangements or fail to meet our supply needs we might be forced to delay our development programs or we could face disruptions in the distribution and sale of any drugs for which we obtain regulatory approval.

We currently rely on third party collaborators to develop and commercialize companion diagnostic tests for certain of our drug candidates, including our lead drug candidate Rintega.

        We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on third party collaborators to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We are dependent on such third party collaborators to obtain regulatory approval and commercialize such companion diagnostic tests. Such third party collaborators:

  •
  may not perform its obligations as expected or as required under our collaboration agreement;

  •
  may encounter production difficulties that could constrain the supply of the companion diagnostic test;

  •
  may have difficulties gaining acceptance of the use of the companion diagnostic test in the clinical community;

  •
  may not pursue commercialization of the companion diagnostic test even if they receive any required regulatory approvals;

  •
  may elect not to continue the development or commercialization of the companion diagnostic test based on changes in the third parties' strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;

  •
  may not commit sufficient resources to the marketing and distribution of the companion diagnostic test; and

  •
  may terminate their relationship with us.

        If such third party collaborators fail to develop, obtain regulatory approval or commercialize the companion diagnostic test, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Risks Related to Business Operations

We depend greatly on the intellectual capabilities and experience of our key executives, commercial personnel and scientists and the loss of any of them could affect our ability to develop our products.

        The loss of Anthony S. Marucci, our President and Chief Executive Officer, or other key members of our staff, including Avery W. Catlin, our Chief Financial Officer, Dr. Thomas Davis, our Chief Medical Officer, Dr. Tibor Keler, our Chief Scientific Officer, Dr. Ronald Pepin, our Chief Business Officer and Dr. Richard Wright, our Chief Commercial Officer, could harm us. We entered into employment agreements with Messrs. Marucci, Catlin, Davis, Keler, Pepin and Wright although an employment agreement as a practical matter does not guarantee retention of an employee. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, key opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

We expect to expand our clinical development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        We expect that if our clinical drug candidates continue to progress in development, we will require significant additional investment in personnel, management systems and resources, particularly in the build out of our commercial capabilities. In preparation for potential approval of Rintega we are building the commercial organization that will be responsible for the commercial launch of Rintega in the United States and Europe, if it receives marketing approval in such jurisdictions. To date, we have hired a core commercial team, which is building our sales and distribution capabilities in preparation for a possible commercial launch of Rintega. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with applicable privacy laws, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business and results of operations, including the imposition of significant fines or other sanctions.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

        From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

  •
  exposure to unknown liabilities;

  •
  disruption of our business and diversion of our management's time and attention in order to develop acquired products, product candidates or technologies;

  •
  incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

  •
  higher than expected acquisition and integration costs;

  •
  write-downs of assets or goodwill or impairment charges;

  •
  increased amortization expenses;

  •
  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

  •
  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

  •
  inability to retain key employees of any acquired businesses.

        Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our internal computer systems, or those of our CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

        Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, loss of data privacy, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

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

        Insurance covering product liability claims becomes increasingly expensive as a drug candidate moves through the development pipeline to commercialization. Under our license agreements, we are required to maintain clinical trial liability insurance coverage up to $15 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. We may choose or find it necessary under our collaborative agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources and have a material adverse effect on our business, financial condition and results of operations. Moreover, a product recall, if required, could generate substantial negative publicity about our products and business and inhibit or prevent development of our drug candidates and, if approval is obtained, commercialization of our future drugs.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

        If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

  •
  the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010 requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

  •
  state law and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

        Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Compliance with laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly, particularly in light of increased focus on privacy issues in countries around the world, including the U.S. and the EU.

        We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States were are subject to various state and federal privacy and data security regulations, including but not limited to Health Insurance Portability and Accountability Act of 1996, or HIPAA, and as amended in 2014 by the Health Information Technology for Economic and Clinical Health ("HITECH") Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

        Compliance with these laws may be time consuming, difficult and costly. If we fail to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data we could be subject to the imposition of significant civil and criminal penalties, be forced to alter our business practices and suffer reputational harm.

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

        We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $591.0 million as of December 31, 2015. We expect to spend substantial funds to continue the research and development testing of our products candidates.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2015 through December 2015, the market price of our common stock has fluctuated from a high of $32.82 per share in the first quarter of 2015, to a low of $10.11 per share in the third quarter of 2015. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

        In October 2007, June 2009, December 2009 and December 2013, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of these ownership changes, utilization of our Federal net operating loss carryforwards is subject to an annual limitation. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        We have not undertaken a study to assess whether an ownership change or multiple ownership changes has occurred for (i) AVANT or CuraGen prior to our acquisitions, (ii) the Company on the state level, (iii) the Company since March 2015, or (iv) research and development credits. If, based on such a study, we were to determine that there has been an ownership change at any time since its formation, utilization of net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382.

        Refer to Note 15, "Income Taxes," in the accompanying notes to the financial statements for additional discussion on income taxes.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        As of February 16, 2016 our significant leased properties are described below.

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	49,600	Headquarters, Office and Laboratory	July 2020(1)
Needham, Massachusetts	35,200	Office and Laboratory	July 2020(2)
Fall River, Massachusetts	28,900	Manufacturing Facility	July 2020(3)
Branford, Connecticut	10,300	Office	December 2019(4)

(1)
Lease includes two renewal options of five years each.

(2)
Lease includes two renewal options of five years each. Lease includes potential for 11,500 square feet of expansion space.

(3)
Lease includes two renewal options of five years each.

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

Fiscal Period	High	Low
Year Ended December 31, 2015
First Quarter	$32.82	$17.81
Second Quarter	30.28	23.62
Third Quarter	28.08	10.11
Fourth Quarter	18.62	10.15
Year Ended December 31, 2014
First Quarter	$33.33	$16.58
Second Quarter	18.52	10.76
Third Quarter	18.30	11.93
Fourth Quarter	21.70	12.11

        As of February 16, 2016, there were approximately 335 shareholders of record of our common stock. On February 16, 2016 the closing price of our common stock, as reported by NASDAQ, was $7.69 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2015 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option and Incentive Plan (the "2008 Plan") and our 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)		Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders(2)	8,110,239	(3)	$13.13	5,928,280	(4)

(1)
Does not include any Restricted Stock as such shares are already reflected in our outstanding shares.

(2)
Consists of the 2008 Plan, 2004 ESPP Plan and Celldex Research's 2005 Equity Incentive Plan.

(3)
Does not include purchase rights accruing under the 2004 ESPP Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(4)
Includes shares available for future issuance under the 2008 Plan and the 2004 ESPP Plan.

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2010 through December 31, 2015, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2010 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2010	2011	2012	2013	2014	2015
Celldex Therapeutics, Inc.	$100	$63	$163	$588	$443	$381
NASDAQ U.S. Benchmark TR Index	$100	$100	$117	$156	$175	$176
NASDAQ Pharmaceutical (Subsector) Index	$100	$117	$134	$182	$222	$234

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our financial statements. The statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements included in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011
REVENUE:
Product Development and Licensing Agreements	$1,442	$838	$160	$146	$110
Contracts and Grants	4,038	2,748	1,617	281	36
Product Royalties	—	—	2,334	10,775	9,119

Total Revenue	5,480	3,586	4,111	11,202	9,265

OPERATING EXPENSE:
Research and Development	100,171	104,381	67,401	47,398	32,439
Royalty	—	—	2,334	10,775	9,119
Other Operating Expense	34,850	21,635	15,818	11,106	11,106

Total Operating Expense	135,021	126,016	85,553	69,279	52,664

Operating Loss	(129,541)	(122,430)	(81,442)	(58,077)	(43,399)
Investment and Other Income, Net	2,344	4,350	819	530	396
Interest Expense	—	—	(927)	(1,576)	(1,796)

Net Loss	$(127,197)	$(118,080)	$(81,550)	$(59,123)	$(44,799)

Basic and Diluted Net Loss Per Common Share	$(1.31)	$(1.32)	$(1.02)	$(1.02)	$(1.13)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share	97,051	89,399	79,777	57,713	39,501

BALANCE SHEET DATA
(In thousands)

	December 31,
	2015	2014	2013	2012	2011
Working Capital	$264,696	$180,494	$284,839	$67,429	$40,386
Total Assets	337,584	248,014	347,095	125,541	97,994
Long-Term Liabilities	17,239	11,863	6,950	12,082	14,974
Accumulated Deficit	(590,956)	(463,759)	(345,679)	(264,129)	(205,006)
Total Stockholders' Equity	290,105	211,660	319,795	95,774	68,722

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. Our drug candidates are derived from a broad set of complementary technologies which have the ability to utilize the human immune system and enable the creation of therapeutic agents. We are using these technologies to develop targeted immunotherapeutics comprised of protein-based molecules such as vaccines, antibodies and antibody-drug conjugates that are used to treat specific types of cancer or other diseases.

        Our latest stage drug candidate, Rintega (also referred to as rindopepimut and CDX-110) is a therapeutic vaccine in clinical studies for the treatment of glioblastoma patients that express a specific cancer marker known as EGFRvIII. In February 2015, the U.S. Food and Drug Administration, or FDA, granted Rintega Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma. We completed enrollment in December 2014 in ACT IV, a pivotal Phase 3 study in front-line glioblastoma. ACT IV completed its first interim analysis at 50% of events (deaths) in June 2015, and an independent Data Safety and Monitoring Board recommended that the study continue as planned. The required number of events to perform the second interim analysis of ACT IV were reached in late 2015 and the analysis is expected to occur in March 2016. Final data from ACT IV are expected by the end of 2016, although our expectations regarding the timing for the final data read out may change based on event rates.We have also completed a Phase 2 study in patients with recurrent EGFRvIII-positive glioblastoma. Updated results from this randomized study comparing Rintega added to the standard of care, or SOC, compared to SOC alone were presented in November 2015. A statistically significant overall survival benefit and the emergence of a long-term survival benefit were observed. The primary endpoint of the study, progression-free survival at six months, or PFS6, was met.

        Glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient's immune response against their cancer. We established proof of concept in a Phase 1 study with varlilumab, which has allowed several combination studies to begin in various indications. We also have a number of earlier stage drug candidates in clinical development, including CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APC, for cancer indications and CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

        The following table includes the programs that we currently believe are significant to our business:

Product (generic)	Indication/Field	Partner	Status
Rintega	Front-line glioblastoma	—	Phase 3
Glembatumumab vedotin	Metastatic breast cancer	—	Phase 2b
Rintega	Recurrent glioblastoma	—	Phase 2
Glembatumumab vedotin	Metastatic melanoma	—	Phase 2
Varlilumab	Multiple solid tumors	—	Phase 1/2
CDX-1401	Multiple solid tumors	—	Phase 1
CDX-301	Allogeneic hematopoietic stem cell transplantation	—	Phase 2
CDX-014	Renal cancer	—	Phase 1

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

        During the past five years through December 31, 2015, we incurred an aggregate of $351.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2015, 2014 and 2013. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Rintega	$43,038	$52,861	$38,149
Glembatumumab vedotin	19,124	26,907	11,284
Varlilumab	18,484	9,459	9,376
CDX-1401	3,385	4,144	612
CDX-301	2,206	1,238	532
CDX-014	5,724	3,722	937
Other Programs	8,210	6,050	6,511

Total R&D Expense	$100,171	$104,381	$67,401

Clinical Development Programs

Rintega

        Rintega is an epidermal growth factor receptor variant III, or EGFRvIII, specific vaccine for glioblastoma, or GBM. EGFRvIII is a mutated form of the epidermal growth factor receptor, or EGFR, that is only expressed in cancer cells and not in normal tissue and can directly contribute to cancer cell growth. EGFRvIII is expressed in approximately 30% of GBM tumors, the most common and aggressive form of brain cancer. Rintega is composed of the EGFRvIII peptide linked to a carrier protein called Keyhole Limpet Hemocyanin, or KLH, and administered together with the adjuvant GM-CSF. The FDA and the European Medicines Agency, or EMA, have both granted Orphan Drug Designation for Rintega for the treatment of EGFRvIII expressing GBM. The FDA has also granted

Fast Track designation. In February 2015, the FDA granted Rintega Breakthrough Therapy Designation for the treatment of adult patients with EGFRvIII-positive glioblastoma.

        The Phase 2a study of Rintega referred to as ACTIVATE was led by collaborating investigators at the Brain Tumor Center at Duke Cancer Institute in Durham, North Carolina and at M.D. Anderson Cancer Center in Houston, Texas and enrolled 18 evaluable GBM patients. An extension of the Phase 2a study referred to as ACT II evaluated 22 additional GBM patients treated in combination with the current standard of care, maintenance temozolomide, or TMZ, at the same two institutions.

        The Phase 2b study of Rintega referred to as ACT III combined Rintega with standard of care, TMZ, in patients with newly diagnosed GBM. The ACT III study provided for a multi-center, non-randomized dataset for Rintega in 65 patients at over 30 sites throughout the United States, or U.S.

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

Phase 2 Front-line Long-term Overall Survival Assessments

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

        In December 2011, we initiated ACT IV, a pivotal, randomized, double-blind, controlled Phase 3 study of Rintega in patients with surgically resected, EGFRvIII-positive GBM. Patients were randomized after the completion of surgery and standard chemoradiation treatment. The treatment regimen includes a Rintega priming phase post-radiation followed by an adjuvant phase where Rintega is dosed along with TMZ and a Rintega maintenance therapy phase. Patients are treated until disease progression or intolerance to therapy. The primary objective of the study is to determine whether Rintega plus adjuvant GM-CSF improves the overall survival of patients with newly diagnosed EGFRvIII-positive GBM with minimal residual disease post resection and traditional chemoradiation when compared to treatment with TMZ and a control injection of KLH. KLH is a component of Rintega and was selected due to its ability to generate a similar injection site reaction to that observed with Rintega.

        In December 2014, enrollment was completed in the ACT IV study. In total, over 4,800 tissue samples from GBM patients were submitted for EGFRvIII evaluation from more than 200 clinical trial sites across 22 countries and, consistent with prior studies, 30% were positive for the EGFRvIII mutation. The study enrolled 745 patients to reach the required 374 patients with minimal residual disease (assessed by central review) needed for analysis of the primary overall survival endpoint. All patients, including patients with disease that exceed this threshold, will be included in a secondary analysis of overall survival as well as analyses of progression-free survival, safety and tolerability, and quality of life. The timing of the overall survival primary endpoint data is event-driven. The study design requires interim analyses to be conducted by an independent Data Safety and Monitoring Board (DSMB) at 50% and 75% of events (deaths). The first interim analysis occurred in June 2015, and the DSMB recommended continuation of the study as planned. The required number of events to perform the second interim analysis of ACT IV were reached in late 2015, and the analysis is expected to occur in March 2016. Final data from ACT IV are expected by the end of 2016, although our expectations regarding the timing for the final data read out may change based on event rates.

        In December 2011, we also initiated ReACT, a Phase 2 study of Rintega in combination with Avastin® in patients with recurrent EGFRvIII-positive GBM. This study completed enrollment in 2014 and includes 3 groups. Group 1 consists of 73 patients who had not previously received Avastin and were randomized to receive either Rintega and Avastin or a control injection of KLH and Avastin in a blinded fashion. Group 2 includes 25 patients who are refractory to Avastin having received Avastin in either the frontline or recurrent setting with subsequent progression and who received Rintega plus Avastin in a single treatment arm. In August 2013, we announced the addition of an expansion cohort of up to 75 patients, called Group 2C, to better characterize the potential activity of Rintega in this refractory patient population. This decision was based on early evidence of anti-tumor activity, including stable disease, tumor shrinkage and investigator-reported response. In total, Group 2C enrolled 28 patients. The primary endpoint is six month progression-free survival rate (PFS-6) for groups 1 and 2 and objective response rate (ORR) for group 2C. Other study endpoints include PFS-6, ORR, PFS, overall survival, or OS and safety and tolerability.

        In November 2015, we reported the following mature data from Group 1 of the ReACT study. Tumor responses were evaluated in accordance with Response Assessment in Neuro-Oncology (RANO) criteria by an independent expert review committee blinded to treatment group assignment. Data for this long-term update included study results through September 1, 2015.

  •
  PFS6:  As previously reported in May 2015, the primary endpoint of the study, PFS6, was met. In the intent to treat (ITT) population, 28% of patients on the Rintega arm were progression free at six months compared to 16% of patients on the control arm (p=0.1163).

  •
  Survival:  Mature overall survival (OS) data continue to show a marked benefit [hazard ratio = 0.53 (0.32, 0.88); p=0.0137] with a long-term survival benefit observed in the Rintega arm. Consistent with previous studies of Rintega and the published data observed for immune-mediated therapeutics, this survival benefit includes multiple patients exceeding what is customary survival for EGFRvIII-positive glioblastoma, also referred to as a tail on the survival curve. At two years, the survival rate for Rintega patients in the ITT population is 25% versus 0% for control patients.

Overall Survival (OS), Intent to Treat (ITT) Population

Hazard Ratio (HR)	HR = 0.53 (0.32, 0.88); p=0.0137

	Median (95% CI)	OS 12 months	OS 18 months	OS 24 months
Rintega + BV	11.3 (9.9, 16.2)	44%	32%	25%
Control + BV	9.3 (7.1, 11.4)	32%	13%	0%
  •
  Objective Response Rate (ORR):  Nine out of 30 evaluable ITT patients (30%) on the Rintega arm experienced a confirmed objective response versus six out of 34 evaluable patients (18%) on the control arm. Five patients on the Rintega arm experienced durable responses greater than six months, and three of these patients experienced durable responses greater than 18 months (range of 18.6+ to 22.2 months). In contrast, only two patients on the control arm experienced a durable response greater than six months, and none experienced a response greater than 7.4 months.

  •
  Steroid Use:  Further emphasizing the level of disease control, 50% of the 18 patients on the Rintega arm who were on steroids at the start of treatment were able to stop steroids for at least two months during treatment versus only 26% of the 19 patients on the control arm who were on steroids at the start of treatment. 33% of patients on the Rintega arm were able to stop steroids for more than six months, and, of these, three were able to stop for more than one year versus none on the control arm for either time point.

  •
  Immune Response:  Prolonged survival was associated with high anti-EGFRvIII humoral responses. Recent in vivo experiments have shown those immune responses had tumor killing function through antibody dependent cellular cytotoxicity (ADCC) of EGFRvIII-expressing tumor cells. This biologic effector function is rarely proven for immune therapies. Importantly, rapid generation of anti-EGFRvIII humoral response correlated with longer survival; however, even those with slower development of immune responses benefitted. No patient in the control arm had detectable EGFRvIII specific antibody response. This effect is consistent with Rintega's proposed mechanism of action as a targeted immunotherapeutic vaccine.

  •
  Other:  Multiple subgroup and adjusted analyses have concluded that the consistent survival benefit observed in the study was not influenced by potential imbalances in patient demographics.

  •
  Safety:  Rintega was very well tolerated without unexpected additive toxicity to Avastin.

        Additional studies of Rintega are currently planned including:

  •
  A Phase 2 study of Rintega prior to and concurrent with chemoradiation and maintenance temozolomide in patients with newly diagnosed EGFRvIII-positive glioblastoma. Prior studies of Rintega in the newly diagnosed setting have initiated Rintega dosing upon completion of chemoradiation concurrent with maintenance temozolomide. This single-cohort, open label study is designed to explore the feasibility of dosing at an earlier timepoint (after surgery but prior to and concurrent with chemoradiation). The primary objective of the study is to evaluate the EGFRvIII peptide-specific immune response obtained with this dosing regimen. Secondary objectives include evaluation of anti-tumor activity, including PFS, OS, ORR and duration of response, assessment of health-related quality of life outcomes, and safety and tolerability. This study is expected to open to enrollment in the second half of 2016.

  •
  A Phase 2 single-arm study of Rintega with adjuvant imiquimod, a topically administered immune response modifier, in combination with Avastin in patients with recurrent EGFRvIII-positive glioblastoma. Previous studies of Rintega have utilized the immune response modifier GM-CSF. Imiquimod has broad commercial availability and could potentially serve as a second source of adjuvant if needed, especially outside the United States where GM-CSF is currently available through specialty distribution channels. The primary objective of this study is to evaluate EGFRvIII-specific immune responses. Secondary objectives include evaluation of measures of anti-tumor activity, including ORR, duration of response, PFS, and OS, and to characterize the safety and tolerability profile of this combination approach. This study is expected to open to enrollment in March of 2016.

        Concurrent with our Rintega clinical development program, we are collaborating with Laboratory Corporation of America (LabCorp) in the U.S. and Qiagen in the EU for the potential commercialization of a companion diagnostic to enable identification of the EGFRvIII mutation in patients with glioblastoma. The LabCorp diagnostic has been developed in parallel with the clinical development of Rintega and was utilized to screen patients for the Phase 3 ACT IV study and the Phase 2 ReACT study. In the U.S., we are working with LabCorp to file the diagnostic for FDA approval concurrently with Celldex's potential BLA submission, pending successful completion of the

ACT IV study. In the EU, Qiagen will seek CE marking of the diagnostic and anticipates completing this certification in the second half of 2016.

Glembatumumab Vedotin

        Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB, that is over-expressed in a variety of cancers including breast cancer and melanoma. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB, and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer.

        Treatment of Breast Cancer:    The Phase 1/2 study of glembatumumab vedotin administered intravenously once every three weeks evaluated patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). The study began with a bridging phase to confirm the maximum tolerated dose, or MTD, and then expanded into a Phase 2 open-label, multi-center study. The study confirmed the safety of glembatumumab vedotin at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled in an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the PFS rate at 12 weeks. The 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, alopecia and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at 12 weeks, was met as 9 of 26 (35%) evaluable patients were progression-free at 12 weeks.

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

        In December 2012, we announced final results from the EMERGE study, a randomized, multi-center Phase 2b study of glembatumumab vedotin in 122 patients with heavily pre-treated, advanced, gpNMB-positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and OS. The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with gpNMB over-expression (expression in at least 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also over-express gpNMB and all patients with gpNMB over-expression.

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

When cross over patients are removed, median OS in patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.05), and median OS in triple negative patients with gpNMB over-expression is 10.0 months for glembatumumab vedotin vs 5.2 months for IC (p=0.009).

        In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB. Clinical trial sites are open to enrollment across the U.S., Canada and Australia, and trial expansion into the EU is underway with enrollment planned to open in the first quarter of 2016. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed a significant opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. We implemented these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Since implementation, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could support marketing approval in both the U.S. and Europe dependent upon data review. Based on current projections, we believe enrollment will be completed in the second half of 2016.

        Treatment of Metastatic Melanoma:    The Phase 1/2 open-label, multi-center, dose escalation study evaluated the safety, tolerability and pharmacokinetics of glembatumumab vedotin in 117 patients with un-resectable Stage III or Stage IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously once every three weeks. The study achieved its primary activity objective with an ORR in the Phase 2 cohort of 15% (5/34). Median PFS was 3.9 months. Glembatumumab vedotin was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, hair loss, pruritus, diarrhea and neuropathy. In the subset of patients with tumor biopsies, high levels of tumor expression of gpNMB appeared to correlate with favorable outcome. In the seven patients whose tumors were found to express high amounts of gpNMB, and who were treated at the maximum tolerated doses across all dosing schedules, median PFS was 4.9 months. The development of rash, which may be associated with the presence of gpNMB in the skin, also seemed to correlate with greater PFS.

        In December 2014, we initiated a single arm, open-label Phase 2 study of glembatumumab vedotin in patients with unresectable Stage III or IV melanoma. The study includes approximately 10 sites in the United States and will enroll approximately 60 patients. The primary objective is to evaluate the anticancer activity of glembatumumab vedotin in advanced melanoma as measured by the ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety. Based on current projections, we believe enrollment will be completed in the second quarter of 2016.

        We have entered into a collaborative relationship with PrECOG under which they will conduct a Phase 2 study in squamous cell lung cancer. This study is expected to open to enrollment in the first half of 2016. We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring two studies of glembatumumab vedotin—one in uveal melanoma and one in pediatric osteosarcoma. Both studies are currently open to enrollment. The uveal melanoma study is a single arm, open label study in patients with locally recurrent or metastatic uveal melanoma. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. The osteosarcoma study is a single arm, open label, evaluation of adolescent and adult patients with recurrent or refractory osteosarcoma. The co-primary objectives are to determine whether glembatumumab vedotin therapy either increases the disease control rate at 4 months in patients with recurrent measurable osteosarcoma as compared to historical experience and/or whether glembatumumab vedotin therapy produces an objective response rate greater than 20% in patients without previous eribulin (eribulin mesylate) treatment. Secondary outcome measures include safety, pharmacokinetics and the relation of gpNMB expression as measured by immunohistochemistry to clinical response.

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

        Patient treatment is complete in the open label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the U.S. Initial dose escalation cohorts were conducted to determine an optimal dose for future study, and no maximum tolerated dose was reached. The lymphoid malignancies dose escalation arm completed enrollment

(n=24), and a new cohort was added to include evaluation of T cell malignancies. An expansion cohort was also added at 0.3 mg/kg dosed once every three weeks in patients with Hodgkin lymphoma (n= up to 15). The solid tumor arm, which included patients with various solid tumors, completed dose escalation in 2013. Two expansion cohorts were subsequently added at 3 mg/kg dosed weekly in metastatic melanoma (n=16) and RCC (n=15) to better characterize clinical activity and further define the safety profile in preparation for combination studies.

        We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 86 patients have been dosed in the study. 55 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors), and 31 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with checkpoint blockade have been observed. Two patients experienced objective responses including a complete response in Hodgkin lymphoma and a partial response in renal cell carcinoma. Thirteen patients experienced stable disease with a range of 3-36.2+ months (as of November 2015) to-date. Based on the results observed in hematologic malignancies, an expansion cohort in up to 15 patients with Hodgkin lymphoma, and an abbreviated dose escalation in T cell hematologic malignancies were added and are now closed to enrollment. Any incremental data updates from this study will be included in future scientific presentations/publications.

        In May 2014, we entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS' PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to us of $5.0 million, and the companies amended the terms of our existing license agreement with Medarex (a subsidiary of BMS) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, BMS was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

        The Phase 1/2 study was initiated in January 2015 and is being conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. We completed enrollment of the dose escalation portion of the study without identification of a maximum tolerated dose, and a varlilumab dose has been identified for study in Phase 2 (3 mg/kg). We anticipate that the Phase 2 portion of the study will open to enrollment in the second quarter of 2016. The protocol originally included five disease cohorts in the Phase 2 portion of the study—advanced non-small cell lung cancer, colorectal cancer, ovarian cancer, head and neck squamous cell carcinoma, and metastatic melanoma. Based on the evolving treatment paradigm for the combination of Opdivo and Yervoy in metastatic melanoma, a decision has been made not to enroll patients in this disease setting at this time. The protocol is also being amended to include additional cohorts in renal cell carcinoma, where varlilumab has demonstrated single-agent clinical activity, and glioblastoma, an area of focus for both Celldex and BMS. The primary objective of the Phase 2 cohorts will be ORR. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment.

        In March 2015, we entered into a clinical trial collaboration with Roche to evaluate the safety, tolerability and preliminary efficacy of varlilumab and atezolizumab (anti-PDL1), Roche's investigational cancer immunotherapy, in a Phase 1/2 study. The Phase 1 portion of the study is being conducted in multiple tumor types, and the primary outcome is safety and tolerability. The Phase 2 portion of the study will be conducted in RCC, and the primary outcome is ORR. Secondary outcome measures include safety and tolerability, pharmacokinetics, immunogenicity and further assessment of anti-tumor activity across a broad range of endpoints. Under the terms of this agreement, Roche will provide study drug, and we will be responsible for conducting and funding the study, which opened to enrollment in December 2015.

        In April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy in patients with Stage III or IV metastatic melanoma. In the Phase 2 portion of the study, patients with tumors that express NY-ESO-1 will also receive CDX-1401. The Phase 1 portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with Yervoy to identify a recommended dose for the Phase 2 portion of the study. The Phase 2 study will include two cohorts—one comprised of patients who are NY-ESO-1 positive and one comprised of patients who are NY-ESO-1 negative. Patients who are NY-ESO-1 positive will also receive CDX-1401 (with poly-ICLC at 2 mg given as an adjuvant) in addition to varlilumab and Yervoy. The primary objective for both cohorts is objective response rate up to 24 weeks. Secondary objectives for the Phase 2 study include safety and tolerability, immunogenicity, pharmacokinetics and further assessment of anti-tumor activity across a broad range of endpoints.

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

CDX-1401

        CDX-1401, developed from our APC Targeting Technology, is an antibody-based NY-ESO-1-specific therapeutic vaccine for multiple solid tumors. The vaccine, which is administered with an adjuvant, is composed of the cancer-specific antigen NY-ESO-1 fused to a fully human antibody that binds to DEC-205 for efficient delivery to dendritic cells. Delivery of tumor-specific proteins directly to dendritic cells in vivo elicits potent, broad, anti-tumor immune responses across populations with different genetic backgrounds. In humans, NY-ESO-1 has been detected in 20% to 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

        We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or Poly ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Sixty percent of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well tolerated, and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 53% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either Yervoy or an investigational checkpoint inhibitor, and six of these patients had objective tumor regression. Six patients with melanoma received Yervoy within three months of treatment with CDX-1401, and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent Yervoy. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401, and both achieved partial responses. We are currently developing a follow on program that will better assess the impact of CDX-1401 activity on response to subsequent checkpoint inhibitor therapy in these diseases.

        The Phase 1 study identified a well-tolerated and immunogenic regimen to take forward into future studies. As described above, in April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy in patients with Stage III or IV metastatic melanoma. In the Phase 2 portion of the study, patients with tumors that express NY-ESO-1 will also receive CDX-1401.

        In addition to our sponsored studies, CDX-1401's potential activity is also being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in metastatic melanoma by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study will determine if CDX-1401 works better with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is now complete. Based on results to date, plans for additional studies are being considered by NCI.

        Additionally, a Phase 1/2b multi-arm study of the IDO1 inhibitor INCB024360 in combination with CDX-1401 and Hiltonol is being conducted in patients in remission with ovarian, fallopian tube or primary peritoneal cancer by the Roswell Park Cancer Institute. Celldex is providing CDX-1401 and Hiltonol in support of this study. Patients' tumors must have expressed NY-ESO-1 or the LAGE-1 antigen to be eligible for the study. Primary outcome measures include identifying a maximum tolerated dose determined by the incidence of dose limiting toxicities and progression free survival. Secondary outcome measures include additional safety analyses and immune monitoring.

CDX-301

        CDX-301, a recombinant FMS-like tyrosine kinase 3 ligand, or Flt3L, is a potent hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells in combination with other agents to potentiate the anti-tumor response. Depending on the setting, cells expanded by CDX-301 promote either enhanced or permissive immunity. CDX-301 is in clinical development for multiple cancers, in combination with vaccines, adjuvants and other treatments that release tumor antigens. We licensed CDX-301 from Amgen Inc. in March 2009 and believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio.

        In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well tolerated and can effectively mobilize hematopoietic stem cell populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301and Mozobil® (Plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. Related donors of patients with hematological malignancies requiring hematopoietic stem cell transplant are administered CDX-301 for 5 or 7 days alone or in combination with Mozobil to mobilize CD34+ stem cells. The primary efficacy endpoint of the study is determine if treatment of the donor results in the collection of ≥ 2 million CD34+ HSCs/kg recipient body weight in ≤ 2 leukopoiesis collections. Other key endpoints are the safety of the treatment regimen in the donor and clinical outcomes in the recipient, including stem cell engraftment, graft-versus-host disease, immune reconstitution and relapse. Preliminary results from this study were presented at the annual meeting of the American Society for Blood and Marrow Transplantation in February 2016. These preliminary data from three donor/patient pairs showed that CDX-301 given as a single agent was well tolerated and effective at mobilizing hematopoietic stem cells in healthy donors. The stem cell graft contained notable increases in naïve lymphocytes and plasmacytoid dendritic cells consistent with preclinical data suggesting a possible better outcome. Recipients experienced successful engraftment in an expected time frame. Additional subjects are being accrued to assess the potential synergy of combining CDX-301 with Mozobil in this setting.

        In addition to our sponsored studies and clinical trial collaborations, CDX-301's potential activity is also being explored in investigator sponsored studies at various academic institutions. This includes a Phase 1/2 study of CDX-301 and Hiltonol in combination with low-dose radiotherapy in patients with low-grade B-cell lymphomas conducted by the Icahn School of Medicine at Mount Sinai. The primary outcome of the study is objective response rate. Secondary outcome measures include safety and tumor specific immune response.

CDX-014

        CDX-014 is a fully-human monoclonal ADC that targets T cell immunoglobulin and mucin domain 1, or TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. TIM-1 is associated with kidney injury, and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The TIM-1 antibody is linked to MMAE using Seattle Genetics' proprietary technology. The ADC is designed to be stable in the bloodstream, but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. The Investigative New Drug (IND) Application is active, and we expect to initiate a Phase 1 clinical study in renal cell carcinoma in 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include accounting for revenue recognition, impairment of intangible and long-lived assets, research and development expenses and stock-based compensation expense.

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

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

Impairment of Intangible and Long-Lived Assets

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

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are capitalized on our balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. Discounted cash flow models are typically used in these tests and the models require the use of significant estimates and assumptions including but not limited to:

  •
  timing and costs to complete the in-process projects;

  •
  timing and probability of success of clinical events or regulatory approvals;

  •
  estimated future cash flows from product sales resulting from completed products and in-process projects; and

  •
  discount rates

        We performed an annual impairment test of the IPR&D assets as of July 1, 2015 and concluded that the IPR&D assets were not impaired. Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is recorded to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the goodwill asset as of July 1, 2015 and concluded that goodwill was not impaired.

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

Stock-Based Compensation Expense

        We record stock-based compensation expense for all stock-based awards made to employees and directors based on the estimated fair values of the stock-based awards expected to vest at the grant date and is adjusted, if necessary, to reflect actual forfeitures. Our estimates of employee stock option values rely on estimates of future uncertain events. Significant assumptions include the use of historical volatility to estimate the expected stock price volatility. We also estimate expected term based on historical exercise patterns. Actual volatility and lives of options may be significantly different from our estimates. Compensation expense for all stock-based awards to employees and directors is recognized using the straight-line method over the term of vesting or performance.

        We record stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options which is re-measured over the vesting term resulting in periodic adjustments to stock-based compensation expense.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 compared with Year Ended December 31, 2014

	Year Ended December 31		Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,442	$838	$604	72%
Contracts and Grants	4,038	2,748	1,290	47%

Total Revenue	5,480	3,586	1,894	53%

Operating Expense:
Research and Development	100,171	104,381	(4,210)	(4)%
General and Administrative	33,837	20,622	13,215	64%
Amortization of Acquired Intangible Assets	1,013	1,013	—	0%

Total Operating Expense	135,021	126,016	9,005	7%

Operating Loss	(129,541)	(122,430)	7,111	6%
Investment and Other Income, Net	2,344	4,350	(2,006)	(46)%

Net Loss	$(127,197)	$(118,080)	$9,117	8%

Net Loss

        The $9.1 million increase in net loss for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily the result of an increase in general and administrative expenses, partially offset by a decrease in research and development expenses.

Revenue

        The $0.6 million increase in product development and licensing agreements revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to our BMS agreement. In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS's 50% share of the clinical trial cost over our estimated performance period of five years. The

$1.3 million increase in contracts and grants revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,		Increase/ (Decrease)
	2015	2014	$	%
	(In thousands)
Personnel	$29,774	$20,666	$9,108	44%
Laboratory Supplies	4,355	3,598	757	21%
Facility	5,756	5,062	694	14%
License Fees	896	3,150	(2,254)	(72)%
Product Development	52,776	67,205	(14,429)	(21)%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $9.1 million increase in personnel expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased headcount and higher stock-based compensation of $2.7 million. We expect personnel expenses to increase over the next twelve months as we plan to continue to increase our headcount to support our Rintega, glembatumumab vedotin and varlilumab programs.

        Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.8 million increase in laboratory supply expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to higher manufacturing supply purchases. We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.7 million increase in facility expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to an increase in rent and depreciation and amortization expense. We expect facility expenses to increase over the next twelve months as a result of us leasing additional space at our facilities in Hampton, NJ, Needham MA, and Fall River MA.

        License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $2.3 million decrease in license fee expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the one-time $2.5 million milestone incurred and paid to Seattle Genetics in 2014 as a result of the METRIC study initiation. We expect license fee expense may increase over the next twelve months as our drug candidates reach achievement of certain development, regulatory and/or commercial milestones, although there may be fluctuations on a quarterly basis.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $14.4 million decrease in product development expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a $13.5 million decrease in ACT IV costs. Increases in glembatumumab vedotin and varlilumab clinical trial costs of $2.4 million and $3.0 million, respectively, were offset by decreases in contract manufacturing costs of $6.4 million.

We expect product development expenses to increase over the next twelve months primarily due to increases in our glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

        The $13.2 million increase in general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to higher headcount, stock-based compensation of $3.2 million and a $6.5 million increase in Rintega and glembatumumab vedotin commercial planning costs as we prepare for potential commercial launches. We expect general and administrative expense to increase over the next twelve months primarily due to increased commercial planning efforts for Rintega and glembatumumab vedotin.

Amortization Expense

        Amortization expenses for the year ended December 31, 2015 were consistent compared to the year ended December 31, 2014. We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

        The $2.0 million decrease in investment and other income, net for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to other income of $3.0 million received in 2014 in connection with our TopoTarget agreement. These payments are the last milestone payments we were owed from TopoTarget. We anticipate investment income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

	Year Ended December 31,		Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$838	$160	$678	424%
Contracts and Grants	2,748	1,617	1,131	70%
Product Royalties	—	2,334	(2,334)	(100)%

Total Revenue	3,586	4,111	(525)	(13)%

Operating Expense:
Research and Development	104,381	67,401	36,980	55%
Royalty	—	2,334	(2,334)	(100)%
General and Administrative	20,622	14,805	5,817	39%
Amortization of Acquired Intangible Assets	1,013	1,013	—	0%

Total Operating Expense	126,016	85,553	40,463	47%

Operating Loss	(122,430)	(81,442)	40,988	50%
Investment and Other Income, Net	4,350	819	3,531	431%
Interest Expense	—	(927)	(927)	(100)%

Net Loss	$(118,080)	$(81,550)	$36,530	45%

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

Research and Development Expense

	Year Ended December 31,		Increase/ (Decrease)
	2014	2013	$	%
	(In thousands)
Personnel	$20,666	$17,040	$3,626	21%
Laboratory Supplies	3,598	3,247	351	11%
Facility	5,062	4,526	536	12%
License Fees	3,150	700	2,450	350%
Product Development	67,205	39,343	27,862	71%

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

        The $27.9 million increase in product development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of an increase in clinical trial costs and contract manufacturing of $13.2 million and $14.3 million, respectively, primarily related to our Rintega and glembatumumab vedotin programs.

Royalty Expense

        The $2.3 million decrease in royalty expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to the termination of our agreement with GlaxoSmithKline plc which occurred upon the expiration of the last relevant patent right covered by the agreement.

General and Administrative Expense

        The $5.8 million increase in general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to higher stock-based compensation of $1.5 million, increased headcount and Rintega and glembatumumab vedotin commercialization planning costs.

Amortization Expense

        Amortization expenses for the year ended December 31, 2014 were consistent compared to the year ended December 31, 2013.

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

        At December 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $289.9 million. We incurred a loss of $127.2 million for the year ended December 31, 2015. Net cash used in operations for the year ended December 31, 2015 was $98.9 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2015 are sufficient to meet estimated working capital requirements and fund planned operations through 2017, however, this could be impacted by our clinical data results from our Rintega program and their impact on our pace of commercial manufacturing and the rate of expansion of our commercial operations.

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

Operating Activities

        Net cash used in operating activities was $98.9 million for the year ended December 31, 2015 compared to $101.5 million for the year ended December 31, 2014. The decrease in net cash used in operating activities was primarily due to increases in accounts payable and other accrued expenses of $3.4 million and stock-based compensation expense of $5.9 million, offset by an increase in net loss of $9.1 million.

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

Investing Activities

        Net cash used in investing activities was $50.2 million for the year ended December 31, 2015 compared to $41.0 million for the year ended December 31, 2014. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2015 of $45.3 million as compared to $39.1 million for the year ended December 31, 2014.

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

Financing Activities

        Net cash provided by financing activities was $193.2 million for the year ended December 31, 2015 compared to $1.2 million for the year ended December 31, 2014. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $193.2 million during the year ended December 31, 2015 compared to $1.2 million for the year ended December 31, 2014.

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

        During the years ended December 31, 2015 and December 31, 2013, we issued 8,337,500 and 21,613,483 shares of our common stock in underwritten public offerings resulting in net proceeds to us of $188.8 million and $278.6 million, after deducting underwriting fees and offering expenses, respectively.

        During the year ended December 31, 2013, we issued 2,433,608 shares of our common stock under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to us of $17.1 million, after deducting commission and offering expenses.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2015 such contingencies have not been recorded in our financial statements. We expect to incur approximately $2.0 million of license and milestone payments in 2016.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2015 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2016	2017 - 2018	2019 - 2020	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$13,239	$3,021	$5,940	$4,278	$—
Other contractual obligations(2)	12,439	11,400	1,039	—	—

Total contractual obligations	$25,678	$14,421	$6,979	$4,278	$—

(1)
Such amounts primarily consist of payments for our facility leases and do not assume the exercise of renewal terms or early termination provisions. In February 2016, the Company amended the facility lease in Fall River, MA for additional space and to extend the term from 2017 to 2020.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to Note 2, "Summary of Significant Accounting Policies," in the accompanying notes to the financial statements for a discussion of recent accounting pronouncements.

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2015 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

        In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. at December 31, 2015 and December 31, 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2016

CELLDEX THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2015	Consolidated December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$72,108	$28,020
Marketable Securities	217,781	173,023
Accounts and Other Receivables	970	427
Prepaid and Other Current Assets	4,077	3,515

Total Current Assets	294,936	204,985

Property and Equipment, Net	11,461	10,535
Intangible Assets, Net	20,794	21,807
Other Assets	1,428	1,722
Goodwill	8,965	8,965

Total Assets	$337,584	$248,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,506	$2,603
Accrued Expenses	24,316	19,296
Current Portion of Long-Term Liabilities	4,418	2,592

Total Current Liabilities	30,240	24,491

Other Long-Term Liabilities	17,239	11,863

Total Liabilities	47,479	36,354

Commitments and Contingent Liabilities (Notes 14 and 16)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2015 and 2014	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 98,685,595 and 89,592,779 Shares Issued and Outstanding at December 31, 2015 and 2014, respectively	99	90
Additional Paid-In Capital	878,655	672,739
Accumulated Other Comprehensive Income	2,307	2,590
Accumulated Deficit	(590,956)	(463,759)

Total Stockholders' Equity	290,105	211,660

Total Liabilities and Stockholders' Equity	$337,584	$248,014

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31, 2015	Consolidated Year Ended December 31, 2014	Consolidated Year Ended December 31, 2013
REVENUE:
Product Development and Licensing Agreements	$1,442	$838	$160
Contracts and Grants	4,038	2,748	1,617
Product Royalties	—	—	2,334

Total Revenue	5,480	3,586	4,111

OPERATING EXPENSE:
Research and Development	100,171	104,381	67,401
Royalty	—	—	2,334
General and Administrative	33,837	20,622	14,805
Amortization of Acquired Intangible Assets	1,013	1,013	1,013

Total Operating Expense	135,021	126,016	85,553

Operating Loss	(129,541)	(122,430)	(81,442)
Investment and Other Income, Net	2,344	4,350	819
Interest Expense	—	—	(927)

Net Loss	$(127,197)	$(118,080)	$(81,550)

Basic and Diluted Net Loss Per Common Share	$(1.31)	$(1.32)	$(1.02)

Shares Used in Calculating Basic and Diluted Net Loss per Share	97,051	89,399	79,777

COMPREHENSIVE LOSS:
Net Loss	$(127,197)	$(118,080)	$(81,550)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	15	(5)	(3)
Unrealized Loss on Marketable Securities	(298)	(73)	(74)

Comprehensive Loss	$(127,480)	$(118,158)	$(81,627)

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Consolidated Balance at December 31, 2012	64,359,513	$64	$357,094	$2,745	$(264,129)	$95,774
Shares Issued under Stock Option and Employee Stock Purchase Plans	840,228	1	5,402	—	—	5,403
Shares Issued in Connection with Cantor Agreement	2,433,608	2	17,132	—	—	17,134
Shares Issued in Underwritten Offering	21,613,483	22	278,541	—	—	278,563
Share-Based Compensation	—	—	4,548	—	—	4,548
Foreign Currency Translation Adjustments	—	—	—	(3)	—	(3)
Unrealized Losses on Marketable Securities	—	—	—	(74)	—	(74)
Net Loss	—	—	—	—	(81,550)	(81,550)

Consolidated Balance at December 31, 2013	89,246,832	89	662,717	2,668	(345,679)	319,795
Shares Issued under Stock Option and Employee Stock Purchase Plans	193,775	1	1,170	—	—	1,171
Shares Issued in Connection with Supply Agreement	152,172	—	2,000	—	—	2,000
Share-Based Compensation	—	—	6,852	—	—	6,852
Foreign Currency Translation Adjustments	—	—	—	(5)	—	(5)
Unrealized Losses on Marketable Securities	—	—	—	(73)	—	(73)
Net Loss	—	—	—	—	(118,080)	(118,080)

Consolidated Balance at December 31, 2014	89,592,779	90	672,739	2,590	(463,759)	211,660
Shares Issued under Stock Option and Employee Stock Purchase Plans	755,316	1	4,310	—	—	4,311
Shares Issued in Underwritten Offering	8,337,500	8	188,832	—	—	188,840
Share-Based Compensation	—	—	12,774	—	—	12,774
Foreign Currency Translation Adjustments	—	—	—	15	—	15
Unrealized Losses on Marketable Securities	—	—	—	(298)	—	(298)
Net Loss	—	—	—	—	(127,197)	(127,197)

Balance at December 31, 2015	98,685,595	$99	$878,655	$2,307	$(590,956)	$290,105

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2015	Consolidated Year Ended December 31, 2014	Consolidated Year Ended December 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(127,197)	$(118,080)	$(81,550)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,998	2,388	1,932
Amortization of Intangible Assets	1,013	1,013	1,013
Amortization and Premium of Marketable Securities, Net	350	95	(1,366)
Realized Gain on Sales and Maturities of Marketable Securities	—	(11)	—
Loss (Gain) on Sale or Disposal of Assets	—	6	(21)
Stock-Based Compensation Expense	12,774	6,852	4,548
Non-Cash Expense	288	72	97
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(543)	62	(445)
Prepaid and Other Current Assets	(653)	(2,026)	(706)
Other Assets	6	65	276
Accounts Payable and Accrued Expenses	4,875	1,450	7,236
Other Liabilities	7,202	6,577	1,317

Net Cash Used in Operating Activities	(98,887)	(101,537)	(67,669)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	161,090	109,232	38,894
Purchases of Marketable Securities	(206,405)	(148,314)	(112,118)
Acquisition of Property and Equipment	(4,876)	(1,929)	(4,219)
Proceeds from Sale or Disposal of Assets	—	—	21

Net Cash Used in Investing Activities	(50,191)	(41,011)	(77,422)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	188,840	—	295,697
Proceeds from Issuance of Stock from Employee Benefit Plans	4,311	1,171	5,403
Payments of Term Loan	—	—	(11,029)
Payment of Other Liabilities	—	—	(472)

Net Cash Provided by Financing Activities	193,151	1,171	289,599

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	(5)	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	44,088	(141,382)	144,505
Cash and Cash Equivalents at Beginning of Period	28,020	169,402	24,897

Cash and Cash Equivalents at End of Period	$72,108	$28,020	$169,402

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$—	$—	$1,209
Non-cash Investing Activities
Accrued construction in progress	$75	$1,027	$—

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND OVERVIEW

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies for the treatment of cancer and other difficult-to-treat diseases. The Company currently has five drug candidates in clinical development including Rintega (also referred to as rindopepimut and CDX-110), glembatumumab vedotin (also referred to as CDX-011), varlilumab (also referred to as CDX-1127), CDX-1401 and CDX-301. The Company's latest stage drug candidate, Rintega, is a therapeutic vaccine that completed enrollment in December 2014 to a pivotal Phase 3 study in front-line glioblastoma in patients that express a specific cancer marker known as EGFRvIII. This Phase 3 study completed its first interim analysis in June 2015 and an independent Data Safety and Monitoring Board recommended that the study continue as planned. Updated results from a randomized, Phase 2 study of Rintega added to the standard of care for the treatment of recurrent glioblastoma were presented in November 2015.

        At December 31, 2015, the Company had cash, cash equivalents and marketable securities of $289.9 million. The Company incurred a loss of $127.2 million for the year ended December 31, 2015. Net cash used in operations for the year ended December 31, 2015 was $98.9 million. The Company believes that the cash, cash equivalents and marketable securities at December 31, 2015 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        On December 31, 2014, the Company's wholly-owned subsidiary, Celldex Research Corporation, merged into Celldex Therapeutics, Inc. The statements of operations and comprehensive loss, of stockholders' equity, and of cash flows, are consolidated for the years ended December 31, 2014 and 2013. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary prior to the merger. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. In February 2016, the Company formed a wholly-owned subsidiary, Celldex Therapeutics Europe GmbH, in Zug, Switzerland, to operate as Celldex' European headquarters when European operations commence, pursuant to intercompany agreements.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist principally of money market funds and debt securities.

Marketable Securities

        The Company invests its excess cash balances in marketable securities including municipal bond securities, U.S. government agency securities, and high-grade corporate bonds. The Company classifies all of its marketable securities as current assets on the balance sheets because they are available-for-sale and available to fund current operations. Marketable securities are stated at fair value with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.

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

        Revenue from Rockefeller and BMS represented 62% and 24% for the year ended December 31, 2015, 75% and 20% for the year ended December 31, 2014, 35% and 0% for the year ended December 31, 2013, of total Company revenue, respectively.

        The Company relies on contract manufacturing organizations (CMO) to manufacture drug substance and drug product for its late-stage clinical studies of Rintega and glembatumumab vedotin as well as for future commercial supplies. The Company also relies on CMOs for supply of raw materials as well as filling, packaging, storage and shipping of drug product. These clinical studies would be adversely affected by a significant interruption in the supply of Rintega and glembatumumab vedotin. The Company also relies on third-party collaborators to develop companion diagnostic tests for certain of its drug candidates, including Rintega.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Property and Equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over five years and computer equipment is depreciated over three years. Manufacturing equipment is amortized over seven to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the non-cancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and any resulting gain or loss is reflected in the Company's statements of operations and comprehensive loss.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Intangible Assets

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are capitalized on the Company's balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs.

        IPR&D assets are tested for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. As part of the annual impairment test of the IPR&D assets as of July 1, 2015, the Company bypassed the optional qualitative assessment and performed a calculation of the fair value of the asset. The Company concluded that the IPR&D assets were not impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under U.S. GAAP. As part of its annual impairment test of the goodwill asset as of July 1, 2015, the Company bypassed the optional qualitative assessment and performed the two-step impairment test. The Company concluded that goodwill was not impaired.

Impairment of Intangible and Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets, including property and equipment, and intangible assets when circumstances indicate that an event of impairment may have occurred. Determination of recoverability is based on an estimate of undiscounted future cash flows

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss). At December 31, 2015 and December 31, 2014, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2015, 2014 and 2013.

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

	Year Ended December 31,
	2015	2014	2013
Stock options	8,110,239	7,015,350	5,770,544
Restricted stock	19,500	7,000	6,000

	8,129,739	7,022,350	5,776,544

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

        In May 2014, the FASB issued a new U.S. GAAP accounting standard that creates modifications to various other revenue accounting standards for specialized transactions and industries. The new U.S. GAAP accounting standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB deferred the effective date of the new standard from January 1, 2017 to January 1, 2018. The amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company will further study the implications of this standard in order to evaluate the expected impact on the financial statements.

        In April 2015, the FASB issued amendments that provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The standard allows for adoption retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The amendment is not expected to have a material impact on our financial statements.

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

(3) COMPREHENSIVE LOSS

        The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015, 2014 and 2013 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2015, 2014 and 2013.

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2012	$156	$2,589	$2,745
Other comprehensive loss before reclassifications	(74)	(3)	(77)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(74)	(3)	(77)

Balance at December 31, 2013	82	2,586	2,668
Other comprehensive loss before reclassifications	(73)	(5)	(78)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(73)	(5)	(78)

Balance at December 31, 2014	9	2,581	2,590

Other comprehensive loss before reclassifications	(298)	15	(283)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(298)	15	(283)

Balance at December 31, 2015	$(289)	$2,596	$2,307

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's financial assets subject to fair value measurements:

	As of December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$18,677	—	$18,677	—
Marketable securities	$173,023	—	$173,023	—

	$191,700	—	$191,700	—

	As of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$59,831	—	$59,831	—
Marketable securities	$217,781	—	$217,781	—

	$277,612	—	$277,612	—

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) MARKETABLE SECURITIES

        A summary of marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$44,580	$30	$(6)	$44,604
Maturing after one year through three years	16,108	49	(1)	16,156

Total U.S. government and municipal obligations	$60,688	$79	$(7)	$60,760

Corporate debt securities
Maturing in one year or less	$89,636	6	$(37)	$89,605
Maturing after one year through three years	22,690	3	(35)	22,658

Total corporate debt securities	$112,326	$9	$(72)	$112,263

Total marketable securities	$173,014	$88	$(79)	$173,023

December 31, 2015
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$48,871	$4	$(20)	$48,855
Maturing after one year through three years	15,940	24	(57)	15,907

Total U.S. government and municipal obligations	$64,811	$28	$(77)	$64,762

Corporate debt securities
Maturing in one year or less	$129,327	$2	$(141)	$129,188
Maturing after one year through three years	23,932	1	(102)	23,831

Total corporate debt securities	$153,259	$3	$(243)	$153,019

Total marketable securities	$218,070	$31	$(320)	$217,781

        The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of December 31, 2015. Marketable securities include $1.5 million and $1.4 million in accrued interest at December 31, 2015 and December 31, 2014, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) PROPERTY AND EQUIPMENT, NET

        Property and equipment include the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Laboratory Equipment	$5,432	$4,223
Manufacturing Equipment	4,178	2,274
Office Furniture and Equipment	3,088	1,888
Leasehold Improvements	15,371	14,603
Construction in Progress	451	1,767

Total Property and Equipment	28,520	24,755
Less Accumulated Depreciation and Amortization	(17,059)	(14,220)

	$11,461	$10,535

        Depreciation and amortization expense related to property and equipment was $3.0 million, $2.4 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(7) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets, net of accumulated amortization, and goodwill are as follows:

	December 31, 2015				December 31, 2014
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(5,605)	8,895	14,500	(4,708)	9,792
Core Technology	11 years	1,296	(1,197)	99	1,296	(1,081)	215

Total Intangible Assets		$27,596	$(6,802)	$20,794	$27,596	$(5,789)	$21,807

Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

        The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at December 31, 2015, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

        Amortization expense for intangible assets was $1.0 million for the years ended December 31, 2015, 2014 and 2013. The estimated future amortization expense of intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $1.0 million, $0.9 million, $0.9 million, $0.9 million and $0.9 million, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(8) ACCRUED EXPENSES

        Accrued expenses include the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Accrued Payroll and Employee Benefits	$5,601	$4,284
Accrued Research and Development Contract Costs	14,548	12,696
Accrued Professional Fees	399	490
Other Accrued Expenses	3,768	1,826

	$24,316	$19,296

(9) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred Rent	$409	$482
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	12,219	4,015
Deferred Revenue	4,368	5,297

Total	21,657	14,455
Less Current Portion	(4,418)	(2,592)

Long-Term Portion	$17,239	$11,863

        In November 2015, December 2014, January 2014, January 2013, January 2012 and January 2011, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million, $0.8 million, $0.8 million and $0.6 million to an independent third party for $9.2 million, $1.8 million, $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the years ended December 31, 2015 and 2014, the Company recorded $1.0 million and $0.4 million to other income related to the sale of these tax benefits, respectively.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(10) TERM LOAN (Continued)

were released. Interest expense on the term loan was $0.8 million for the year ended December 31, 2013.

(11) STOCKHOLDERS' EQUITY

Common Stock

        In December 2013, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement.

        During the years ended December 31, 2015 and December 31, 2013, the Company issued 8,337,500 and 21,613,483 shares of its common stock in underwritten public offerings resulting in net proceeds to the Company of $188.8 million and $278.6 million, after deducting underwriting fees and offering expenses, respectively.

        During the year ended December 31, 2014, the Company entered into an amended and restated supply agreement with Biosyn Corporation. Under the supply agreement, Biosyn will manufacture and supply keyhole limpet hemocyanin (KLH) to the Company for use in connection with the development, manufacture or commercial sale of Rintega. In connection with the supply agreement, the Company issued to Biosyn 152,172 shares of its common stock having a value of $2.0 million. The Company is recording the $2.0 million to research and development expense through August 2021, the current term of the supply agreement.

        During the year ended December 31, 2013, Company issued 2,433,608 shares of its common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co., as amended, resulting in net proceeds to the Company of $17.1 million, after deducting commission and offering expenses.

Convertible Preferred Stock

        At December 31, 2015, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock").

(12) STOCK-BASED COMPENSATION

        The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan"), the 2008 Stock Option and Incentive Plan (the "2008 Plan") and Celldex Research's 2005 Equity Incentive Plan (the "Celldex Research 2005 Plan"). There are no shares available for future grant under the Celldex Research 2005 Plan.

Employee Stock Purchase Plan

        At December 31, 2015, a total of 200,000 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2015 and 2014, the Company issued 15,755 and

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

10,798 shares under the 2004 ESPP Plan, respectively. At December 31, 2015, 137,571 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2015, the 2008 Plan allowed for a maximum of 14,350,000 shares of common stock to be issued for grants of Stock Options and other Awards made prior to June 9, 2025 and grants of Incentive Stock Options made prior to April 16, 2025. The Company's board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2008 Plan.

        A summary of stock option activity for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2014	7,015,350	$9.34	6.6
Granted	1,865,250	$24.75
Exercised	(700,561)	$5.81
Canceled	(69,800)	$15.79

Options Outstanding at December 31, 2015	8,110,239	$13.13	6.7

Options Vested and Expected to Vest at December 31, 2015	8,065,256	$13.08	6.7
Options Exercisable at December 31, 2015	4,705,304	$8.53	5.3
Shares Available for Grant under the 2008 Plan	5,790,709

        The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $14.4 million, $2.7 million and $10.0 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $15.25, $8.82 and $10.51, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $10.0 million, $5.7 million and $2.4 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2015 was $38.6 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2015 was $38.6 million. As of December 31, 2015, total compensation cost related to non-vested employee and

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

non-employee director stock options not yet recognized was approximately $36.2 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2014	7,000	$14.78
Granted	39,000	$25.41
Vested	(26,500)	$22.60
Canceled	—	—

Outstanding and unvested at December 31, 2015	19,500	$25.41

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was recorded as follows:

	2015	2014	2013
	(In thousands)
Research and development	$6,186	$3,459	$2,640
General and administrative	6,588	3,393	1,908

Total stock-based compensation expense	$12,774	$6,852	$4,548

        The fair values of employee stock options granted during the years ended December 31, 2015, 2014 and 2013 were valued using the Black-Scholes option- pricing model with the following assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected stock price volatility	67 - 69%	70 - 72%	71 - 72%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.8 - 2.2%	1.9 - 2.2%	1.2 - 2.1%
Expected dividend yield	None	None	None

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) STOCK-BASED COMPENSATION (Continued)

Company's history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

(13) REVENUE

Bristol-Myers Squibb Company (BMS)

        In May 2014, the Company entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS's PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to the Company of $5.0 million and BMS and the Company amended the terms of the Company's existing license agreement with Medarex (a subsidiary of BMS) related to the Company's CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from the Company to Medarex. In return, BMS was granted a time-limited right of first negotiation if the Company wishes to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that the Company will be responsible for conducting the ongoing Phase 1/2 study.

        The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model ("CAPM"). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. These BMS payments are being recognized as revenue using the CAPM. The Company recorded $1.3 million and $0.7 million in revenue related to the BMS agreement during the year ended December 31, 2015 and 2014, respectively.

Rockefeller University (Rockefeller)

        In September 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company performs research and development services for Rockefeller. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $3.4 million, $2.7 million and $1.4 million in revenue related to the Rockefeller agreement during the years ended December 31, 2015, 2014 and 2013, respectively.

GlaxoSmithKline plc (Glaxo)

        In 1997, the Company licensed its oral rotavirus strain to Glaxo and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix rotavirus vaccine in 1995 and owed a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(13) REVENUE (Continued)

Glaxo. In May 2005, the Company entered into an agreement whereby an affiliate of Paul Royalty Fund II, L.P. ("PRF") purchased a 70% interest in the net royalties the Company received on worldwide sales of Rotarix. In December 2012, the Glaxo agreement expired automatically upon the expiration of the last relevant patent right covered by the Glaxo agreement. The Company's retained interests in Rotarix net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense. Product royalty revenue and royalty expense related to the Company's retained interest in Rotarix was $2.3 million for the year ended December 31, 2013.

(14) COLLABORATION AGREEMENTS

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.9 million, $3.2 million and $0.7 million was recorded to research and development expense for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        The Company and Medarex have also entered into a research and commercialization agreement, as amended, that provides that the Company may be required to pay Medarex milestones of up to $7.0 million upon obtaining first approval for commercial sale in a first indication of a product containing a licensed antibody and royalty payments in the low-to-mid single digits on any net product sales with respect to the development of any products containing such licensed antibodies until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product. In September 2010, the Company exercised an option under the agreement, whereby it licensed from Medarex access to the UltiMab technology to develop and commercialize human antibodies to CD27, including varlilumab. In connection with the clinical trial collaboration, the Company entered into with BMS in May 2014, certain future milestone payments were waived and future royalty rates that the Company may have owed Medarex in connection with any CD27 program were reduced.

Rockefeller University (Rockefeller)

        In November 2005, the Company and Rockefeller entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

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

Duke University Brain Tumor Cancer Center (Duke)

        In September 2006, the Company and Duke entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to Rintega. The Company may be required to pay Duke milestones of up to $0.7 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of Rintega.

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

Alteris Therapeutics, Inc. (Alteris)

        In October 2005, the Company completed the acquisition of the assets of Alteris, including the EGFRvIII molecule. The Company may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of a product containing EGFRvIII, including Rintega.

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

Amgen Inc. (Amgen)

        In March 2009, the Company entered into a license agreement with Amgen to acquire the exclusive rights to CDX-301 and CD40 ligand (CD40L). CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. The Company may be required to pay Amgen milestones of up to $0.9 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) COLLABORATION AGREEMENTS (Continued)

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

(15) INCOME TAXES

        The components of income tax expense attributable to continuing operations consist of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax benefit (provision):
Federal	$46,598	$43,536	$30,962
State	10,642	7,328	4,920
Expiration of Net Operating Losses and Research & Development Tax Credits	(155)	(2,302)	(126)

	57,085	48,562	35,756
Deferred tax valuation allowance	(57,085)	(48,562)	(35,756)

	$—	$—	$—

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2015	2014	2013
	(In thousands)
Pre-tax loss	$(127,197)	$(118,080)	$(81,550)

Loss at Statutory Rates	(43,247)	(40,147)	(27,727)
Research and Development Credits	(4,935)	(4,126)	(3,261)
State Taxes	(10,642)	(7,328)	(4,920)
Other	1,584	737	26
Expiration of Net Operating Losses and Research & Development Tax Credits	155	2,302	126
Change in Valuation Allowance	57,085	48,562	35,756

Income tax (benefit) provision	$—	$—	$—

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

        The principal components of the deferred tax assets and liabilities at December 31, 2015 and 2014, respectively, are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$180,777	$95,577
Tax Credit Carryforwards	35,895	29,709
Deferred Expenses	48,608	85,889
Stock-based Compensation	8,393	5,556
Fixed Assets	2,017	1,882
Deferred Revenue	1,703	2,078
Accrued Expenses and Other	219	202

	277,612	220,893
Gross Deferred Tax Liabilities
Other Acquired Intangibles	(3,382)	(3,749)
IPR&D Intangibles	(4,661)	(4,661)

	(8,043)	(8,410)

Total Deferred Tax Assets and Liabilities	269,569	212,483
Deferred Tax Assets Valuation Allowance	(274,230)	(217,144)

Net Deferred Tax Asset (Liability)	$(4,661)	$(4,661)

        The net deferred tax liability of $4.7 million at December 31, 2015 and 2014 relates to the temporary differences associated with the IPR&D intangible assets acquired in the CuraGen acquisition, which are not deductible for tax purposes.

        As of December 31, 2015, the Company had the following federal net operating loss ("NOL") carryforwards:

  •
  Prior to the merger of the Company and AVANT, $33.0 million was generated by the Company which expire at various dates starting in 2023 and going through 2028;

  •
  Prior to the merger of the Company and AVANT, $101.2 million, net of expirations and utilization, was generated by AVANT which expire at various dates starting in 2018 and going through 2028;

  •
  Following the merger of the Company and AVANT, $392.9 million was generated by the combined company which expire at various dates starting in 2028 and going through 2035; and

  •
  Prior to its acquisition by the Company, $518.3 million was generated by CuraGen.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

        As of December 31, 2015, the Company has an additional $17.7 million of federal and state net operating losses not reflected above, that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the balance sheet once they are "realized" in accordance with ASC 718.

        In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such ownership changes can significantly limit the amount of NOLs that may be utilized in future periods. The Company currently expects that it is remote that the CuraGen NOLs may be utilized and, as such, no related asset has been recorded for such losses. The Company has not completed an analysis of losses generated by AVANT, however, the Company believes it is remote that $60.8 million of the AVANT NOLs may be utilized in future periods and there may be substantial limitations on the Company's ability to use the remaining NOLs of $40.4 million. Following the merger of the Company and AVANT, the Company experienced changes in ownership as defined by Section 382 in June 2009, December 2009 and December 2013. Further, prior to the AVANT merger, the Company as a stand alone company experienced a change in ownership in October 2007. As a result of the ownership changes in June 2009 and December 2009, there is an annual limitation amount of $6.0 million on $67.7 million of NOLs generated before that date. As a result of the ownership change in December 2013, there is an annual limitation amount of $77.0 million on $178.7 million of NOLs generated before that date. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

        Similar to the AVANT and CuraGen NOL carryforwards above, the Company believes that it is not more likely than not that federal and state research and development ("R&D") credits of $20.8 million and $14.4 million, respectively, will be utilized in the future periods. Further, the Company's ability to use the state NOLs of approximately $382.3 million and the remaining federal and state R&D credit carryforwards of approximately $28.5 million and $11.2 million, respectively, may be substantially limited. These state NOLs and federal and state credits expire at various dates starting in 2016 going through 2035. The Company has not yet completed a study of these credits to substantiate the amounts. Until a study is completed, no amounts are being presented as an uncertain tax position.

        Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        The Company applies the authoritative guidance on account for and disclosure of uncertainty in income tax positions which requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty perfect likelihood of being realized upon the ultimate settlement with the relevant taxing authority. At December 31, 2015 and 2014, we had no unrecognized tax benefits. A full valuation allowance has been provided against our deferred tax assets and liabilities and, if an adjustment is required, this adjustment would be offset by an adjustment to the

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) INCOME TAXES (Continued)

valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

        Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year.

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at December 31, 2015 against the Company's net deferred tax assets.

(16) COMMITMENTS AND CONTINGENCIES

        The Company has facility and equipment leases that expire at various dates through 2020. Certain of these facility leases contain renewal options, early termination provisions, and provisions that escalate the base rent payments and require the Company to pay common area maintenance costs ("CAM") during the lease term. The following obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2015 do not include the exercise of renewal terms or early termination provisions (in thousands):

2016	$3,021
2017	3,242
2018	2,698
2019	2,754
2020	1,524
Thereafter	—

Total minimum lease payments	$13,239

        In February 2016, the Company amended the facility lease in Fall River, MA for additional space and to extend the term from 2017 to 2020. The Company's total rent and CAM expense for all facility leases was $2.9 million, $2.7 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(17) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(18) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2014	Q1 2014	Q2 2014	Q3 2014	Q4 2014
	(In thousands, except per share amounts)
Total revenue	$416	$592	$1,101	$1,477
Net loss	(29,903)	(28,274)	(28,082)	(31,821)
Basic and diluted net loss per common share	(0.33)	(0.32)	(0.31)	(0.36)

2015	Q1 2015	Q2 2015	Q3 2015	Q4 2015
	(In thousands, except per share amounts)
Total revenue	$486	$2,178	$1,026	$1,790
Net loss	(30,174)	(32,359)	(31,980)	(32,684)
Basic and diluted net loss per common share	(0.33)	(0.33)	(0.32)	(0.33)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2015, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

        The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex Therapeutic, Inc.," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2016 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2016 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2016 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2016 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2016 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2016 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2016 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2016 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2016 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements:

        The Financial Statements and Supplementary Data are included in Part II Item 8 of this report.

  (2)
  Financial Statement Schedules:

        Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of October 19, 2007, by and among AVANT, Celldex Merger Corporation, and Celldex Therapeutics, Inc.	8-K (000-15006)	2.1	10/22/07
2.2	Agreement and Plan of Merger, dated as of May 28, 2009, by and among Celldex Therapeutics, Inc., CuraGen Corporation and Cottrell Merger Sub, Inc.	8-K (000-15006)	2.1	5/29/09
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws, dated April 7, 2014	8-K (000-15006)	3.1	4/8/14
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	10-K (000-15006)	4.1	2/24/15

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 115 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
10.4	Second Amendment to Lease by and between the Company and DIV Needham 115 LLC dated as of August 1, 2015	Filed herewith
*10.5	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.7	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.8	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.9	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.10	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.11	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.12	Eighth Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 1, 2015	Filed herewith
10.13	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.14	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.15	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and the Company	S-4 (333-148291)	10.2	1/18/08
*10.16	License Agreement dated September 1, 2006 by and between Duke University and the Company	S-4 (333-148291)	10.3	1/18/08
10.17	Amendment to License Agreement between Duke University and the Company dated April 2, 2008	10-K/A (000-15006)	10.5	12/23/10
*10.18	License Agreement between Duke University, The Johns Hopkins University and the Company dated December 31, 2003	10-K/A (000-15006)	10.11	12/23/10
*10.19	Amendment to License Agreement between Duke University, The Johns Hopkins University and the Company dated April 2, 2008	10-K/A (000-15006)	10.13	12/23/10
*10.20	Assignment and License Agreement, as amended, dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.4	1/18/08
*10.21	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.22	Research Collaboration and Commercialization Agreement effective October 20, 2006 between the Company and the Ludwig Institute for Cancer Research	10-K (000-15006)	10.45	3/2/09
*10.23	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.24	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.25	Collaboration Agreement dated June 18, 2004 between Seattle Genetics and CuraGen	10-K (000-15006)	10.27	3/12/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
*10.26	Second Restated Collaboration Agreement dated April 12, 2004 and amended October 19, 2004 between Abgenix Inc. and CuraGen	10-K (000-15006)	10.28	3/12/10
10.27	Amgen Letter Agreement, by and between CuraGen and Amgen Fremont, Inc. dated May 2, 2009	10-K (000-15006)	10.29	3/12/10
*10.28	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen	10-K (000-15006)	10.30	3/12/10
*10.29	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
10.30	Master Services Agreement dated March 29, 2010 by and between the Company and Prologue Research International, Inc. (Prologue)	10-Q (000-15006)	10.2	11/3/11
10.31	Amendment to Master Services Agreement dated July 6, 2011 by and between the Company and Novella Clinical Inc. (formerly known as Prologue)	10-Q (000-15006)	10.3	11/3/11
10.32	Master Services Agreement dated May 6, 2013 by and between the Company and PPD Development, LLC	10-Q (000-15006)	10.3	8/6/13
*10.33	Third Amended and Restated Supply Agreement dated October 15, 2014 between the Company and Biosyn Corporation	10-Q (000-15006)	10.1	11/5/14
10.34	Subscription Agreement dated as of October 15, 2014 by and between the Company and Biosyn Corporation	8-K (000-15006)	10.1	10/20/14
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.35	Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	10.1.3	1/6/11
10.36	Amendment No. 1 to Sales Agreement, dated January 6, 2011, between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co., dated September 20, 2012	8-K (000-15006)	10.1	9/24/12
Material Contracts—Management Contracts and Compensatory Plans
†10.37	2008 Stock Option and Incentive Plan, as amended and restated	8-K (000-15006)	10.1	6/11/15
†10.38	2004 Employee Stock Purchase Plan, as amended and restated	8-K (000-15006)	10.1	6/13/13
†10.39	Employment Agreement, dated as of January 1, 2013, by and between the Company and Anthony S. Marucci	8-K (000-15006)	10.1	12/21/12
†10.40	Employment Agreement, dated as of January 1, 2013, by and between the Company and Avery W. Catlin	8-K (000-15006)	10.2	12/21/12

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
†10.41	Employment Agreement, dated as of January 1, 2013, by and between the Company and Thomas Davis, MD	8-K (000-15006)	10.3	12/21/12
†10.42	Employment Agreement, dated as of January 1, 2013, by and between the Company and Tibor Keler, Ph.D.	8-K (000-15006)	10.4	12/21/12
†10.43	Employment Agreement, dated as of January 1, 2013, by and between the Company and Ronald A. Pepin, Ph.D.	8-K (000-15006)	10.5	12/21/12
†10.44	Employment Agreement, dated as of July 1, 2015, by and between the Company and Richard Wright, Ph.D.	10-Q (000-15006)	10.3	8/10/15
†10.45	Form of Stock Option Agreement	8-K (000-15006)	10.1	1/25/10
†10.46	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
February 25, 2016		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2016
/s/ AVERY W. CATLIN Avery W. Catlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2016
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	February 25, 2016
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	February 25, 2016
/s/ GEORGE O. ELSTON George O. Elston	Director	February 25, 2016
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	February 25, 2016
/s/ KAREN L. SHOOS Karen L. Shoos	Director	February 25, 2016
/s/ RICHARD A. VAN DEN BROEK Richard A. van den Broek	Director	February 25, 2016