Form 10-K/A
period 2015-12-31
Celldex Therapeutics, Inc.
filed 2016-02-25
CIK 744218

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

Explanatory note: On February 23, 2016, the registrant's financial printer inadvertently submitted to the Securities and Exchange Commission's EDGAR system the registrant's annual report on Form 10-K for the year ended December 31, 2015, while the financial printer was preparing a test file. The inadvertent submission was not authorized by any representative of the registrant and was, instead, the result of human error by the financial printer. Subsequently, also on February 23, 2016, the registrant filed a current report on Form 8-K announcing that the document was submitted by the financial printer in error and should be disregarded. This annual report on Form 10-K/A is being filed with the registrant's authorization and is identical to the document which was inadvertently submitted by the registration's financial printer (with the exception of this explanatory note).

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