Form 10-Q
period 2016-03-31
Celldex Therapeutics, Inc.
filed 2016-05-05
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 26, 2016, 98,718,516 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	Consolidated March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$63,025	$72,108
Marketable Securities	190,992	217,781
Accounts and Other Receivables	847	970
Prepaid and Other Current Assets	6,091	4,077
Total Current Assets	260,955	294,936
Property and Equipment, Net	11,392	11,461
Intangible Assets, Net	20,541	20,794
Other Assets	78	1,428
Goodwill	8,965	8,965
Total Assets	$301,931	$337,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,637	$1,506
Accrued Expenses	18,431	24,316
Current Portion of Long-Term Liabilities	4,239	4,418
Total Current Liabilities	25,307	30,240
Other Long-Term Liabilities	16,592	17,239
Total Liabilities	41,899	47,479

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2016 and December 31, 2015	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 98,718,484 and 98,685,595 Shares Issued and Outstanding at March 31, 2016 and December 31, 2015, respectively	99	99
Additional Paid-In Capital	882,875	878,655
Accumulated Other Comprehensive Income	2,687	2,307
Accumulated Deficit	(625,629)	(590,956)
Total Stockholders’ Equity	260,032	290,105
Total Liabilities and Stockholders’ Equity	$301,931	$337,584

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Consolidated Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
REVENUE:
Product Development and Licensing Agreements	$453	$342
Contracts and Grants	850	144
Total Revenue	1,303	486

OPERATING EXPENSE:
Research and Development	27,447	25,125
General and Administrative	9,307	6,089
Amortization of Acquired Intangible Assets	253	253
Total Operating Expense	37,007	31,467

Operating Loss	(35,704)	(30,981)
Investment and Other Income, Net	1,031	807
Net Loss	$(34,673)	$(30,174)

Basic and Diluted Net Loss Per Common Share	$(0.35)	$(0.33)

Shares Used in Calculating Basic and Diluted Net Loss per Share	98,689	92,437

COMPREHENSIVE LOSS:
Net Loss	$(34,673)	$(30,174)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	15
Unrealized Gain on Marketable Securities	380	11
Comprehensive Loss	$(34,293)	$(30,148)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Consolidated Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(34,673)	$(30,174)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	742	672
Amortization of Intangible Assets	253	253
Amortization and Premium of Marketable Securities, Net	529	(1,219)
Loss on Sale or Disposal of Assets	70	—
Stock-Based Compensation Expense	3,940	2,281
Non-Cash Expense	1,638	72
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	123	(252)
Prepaid and Other Current Assets	(1,741)	(38)
Other Assets	—	(166)
Accounts Payable and Accrued Expenses	(4,957)	(3,220)
Other Liabilities	(826)	(798)
Net Cash Used in Operating Activities	(34,902)	(32,589)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	74,939	57,067
Purchases of Marketable Securities	(48,860)	(120,541)
Acquisition of Property and Equipment	(540)	(1,561)
Net Cash Provided by (Used in) Investing Activities	25,539	(65,035)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	—	188,774
Proceeds from Issuance of Stock from Employee Benefit Plans	280	2,985
Net Cash Provided by Financing Activities	280	191,759

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	15

Net (Decrease) Increase in Cash and Cash Equivalents	(9,083)	94,150
Cash and Cash Equivalents at Beginning of Period	72,108	28,020
Cash and Cash Equivalents at End of Period	$63,025	$122,170

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	$278	839

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2016.

At March 31, 2016, the Company had cash, cash equivalents and marketable securities of $254.0 million.  The Company incurred a net loss of $34.7 million for the three months ended March 31, 2016.  Net cash used in operations for the three months ended March 31, 2016 was $34.9 million.  The Company believes that the cash, cash equivalents and marketable securities at March 31, 2016 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2016 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2015, except for the adoption of new accounting standards during the first three months of 2016 as discussed below.

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

In February 2016, the FASB issued a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on the Company’s financial statements.

In March 2016, the FASB issued a new U.S. GAAP accounting standard which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the potential impact that this standard may have on the Company’s financial statements.

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

	As of March 31,
	2016	2015

Stock options	8,157,550	6,538,920
Restricted stock	9,750	4,000
	8,167,300	6,542,920

(4)  Comprehensive Loss

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2016 and 2015 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2016 and 2015.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands )
Balance at December 31, 2015	$(289)	$2,596	$2,307
Other comprehensive income before reclassifications	380	—	380
Net current-period other comprehensive income	380	—	380
Balance at March 31, 2016	$91	$2,596	$2,687

Balance at December 31, 2014	$9	$2,581	$2,590
Other comprehensive income before reclassifications	11	15	26
Net current-period other comprehensive income	11	15	26
Balance at March 31, 2015	$20	$2,596	$2,616

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of March 31, 2016	Level 1	Level 2	Level 3
	(In thousands )
Money market funds and cash equivalents	$57,369	$—	$57,369	$—
Marketable securities	190,992	—	190,992	—
	$248,361	$—	$248,361	$—

	As of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands )
Money market funds and cash equivalents	$59,831	$—	$59,831	$—
Marketable securities	217,781	—	217,781	—
	$277,612	$—	$277,612	$—

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
	(In thousands )
March 31, 2016
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$70,124	$32	$(3)	$70,153
Maturing after one year through three years	5,396	31	—	5,427
Total U.S. government and municipal obligations	$75,520	$63	$(3)	$75,580
Corporate debt securities
Maturing in one year or less	$97,686	$23	$(18)	$97,691
Maturing after one year through three years	17,695	31	(5)	17,721
Total corporate debt securities	$115,381	$54	$(23)	$115,412
Total marketable securities	$190,901	$117	$(26)	$190,992

December 31, 2015
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$48,871	$4	$(20)	$48,855
Maturing after one year through three years	15,940	24	(57)	15,907
Total U.S. government and municipal obligations	$64,811	$28	$(77)	$64,762
Corporate debt securities
Maturing in one year or less	$129,327	$2	$(141)	$129,188
Maturing after one year through three years	23,932	1	(102)	23,831
Total corporate debt securities	$153,259	$3	$(243)	$153,019
Total marketable securities	$218,070	$31	$(320)	$217,781

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of March 31, 2016.  Marketable securities include $0.9 million and $1.5 million in accrued interest at March 31, 2016 and December 31, 2015, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2016			December 31, 2015
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(5,828)	8,672	14,500	(5,605)	8,895
Core Technology	11 years	1,296	(1,227)	69	1,296	(1,197)	99
Total Intangible Assets		$27,596	$(7,055)	$20,541	$27,596	$(6,802)	$20,794
Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at March 31, 2016, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

The Company performed an impairment test of the goodwill asset as of March 31, 2016 and concluded that goodwill was not impaired.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Deferred Rent	$417	$409
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	11,620	12,219
Deferred Revenue	4,133	4,368
Total	20,831	21,657
Less Current Portion	(4,239)	(4,418)
Long-Term Portion	$16,592	$17,239

In November 2015, December 2014, January 2014, January 2013 and January 2012, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million, $0.8 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million, $0.8 million and $0.7 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the three months ended March 31, 2016 and 2015, the Company recorded $0.6 million to other income related to the sale of these tax benefits.

(9) Stockholders’ Equity

During the three months ended March 31, 2015, the Company issued 8,337,500 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $188.8 million, after deducting underwriting fees and offering expenses.

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2015	8,110,239	$13.13	6.7
Granted	116,050	$7.50
Exercised	(15,000)	$2.80
Canceled	(53,739)	$17.28
Options Outstanding at March 31, 2016	8,157,550	$13.04	6.5
Options Vested and Expected to Vest at March 31, 2016	8,110,040	$13.00	6.5
Options Exercisable at March 31, 2016	4,948,179	$8.82	5.2
Shares Available for Grant under the 2008 Plan	5,727,572

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2016 was $4.71.  Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was recorded as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Research and development	$1,815	$1,269
General and administrative	2,125	1,012
Total stock-based compensation expense	$3,940	$2,281

The fair values of employee stock options granted during the three months ended March 31, 2016 and 2015 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2016	2015
Expected stock price volatility	70%	69%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	1.6%	1.8%
Expected dividend yield	None	None

(11)  Revenue

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

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (CAPM). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. These BMS payments will be recognized as revenue under the CAPM. The Company recorded $0.4 million and $0.3 million in revenue related to the BMS agreement during the three months ended March 31, 2016 and 2015, respectively.

Rockefeller University (Rockefeller)

In September 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company will performs research and development services for Rockefeller. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $0.4 million and $0.1 million in revenue related to the Rockefeller agreement during the three months ended March 31, 2016 and 2015, respectively.

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus.  The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2016 and December 31, 2015 against the Company’s net deferred tax assets.

(13)  Subsequent Event

In April 2016, the Company entered into a research and collaboration agreement with an undisclosed private company to access novel technologies and paid $3.5 million to support research activities and make an investment in the private company.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•                  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of glembatumumab vedotin (also referred to as CDX-011) and other drug candidates and the growth of the markets for those drug candidates;

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

•                  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;

•                  the cost, timing, scope and results of ongoing safety and efficacy trials of glembatumumab vedotin, and other preclinical and clinical testing;

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

•                  our ability to negotiate strategic partnerships, where appropriate, for our programs, which may include, glembatumumab vedotin and varlilumab (also referred to as CDX-1127);

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

•                  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against a European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K/A for the year ended December 31, 2015 and other reports that we file with the Securities and Exchange Commission.

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

Our latest stage drug candidate, glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient’s immune response against their cancer. We established proof of concept in a Phase 1 study with varlilumab, which has allowed several combination studies to begin in various indications. We also have a number of earlier stage drug candidates in clinical development, including CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APCs, for cancer indications, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor, and CDX-014, an antibody drug conjugate targeting TIM-1. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

The following table reflects our current clinical pipeline.

Product (generic)	Indication/Field	Partner	Status
Glembatumumab vedotin	Triple Negative Breast Cancer	—	Phase 2b
Glembatumumab vedotin	Metastatic melanoma	—	Phase 2
Varlilumab	Multiple solid tumors (with nivolumab)	—	Phase 2
Varlilumab	Metastatic melanoma (with ipilimumab)	—	Phase 1
Varlilumab	Renal cell carcinoma (with sunitinib)	—	Phase 1
Varlilumab	Multiple solid tumors (with atezolizumab)	—	Phase 1
CDX-1401	Multiple solid tumors	—	Phase 2
CDX-301	Multiple indications	—	Phase 1
CDX-014	Renal cell carcinoma	—	Phase 1

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take five years or more and for total development costs to exceed $100 million for each product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

During the past five years through December 31, 2015, we incurred an aggregate of $351.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2016 and 2015. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Glembatumumab vedotin	$5,523	$4,930
Varlilumab	5,694	3,472
CDX-1401	930	681
CDX-301	1,930	522
CDX-014	749	1,819
Rintega	11,029	11,713
Other Programs	1,592	1,988
Total R&D Expense	$27,447	$25,125

Clinical Development Programs

Glembatumumab Vedotin

Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB, that is over-expressed in a variety of cancers including breast cancer, melanoma, non-small cell lung cancer, uveal melanoma and osteosarcoma, among others. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB, and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer. A companion diagnostic is in development for certain indications and we expect that, if necessary, such a companion diagnostic must be approved by the FDA or certain other foreign regulatory agencies before glembatumumab vedotin may be commercialized in those indications.

Treatment of Metastatic Breast Cancer:  The Phase 1/2 study of glembatumumab vedotin administered intravenously once every three weeks evaluated patients with locally advanced or metastatic breast cancer who had received prior therapy (median of seven prior regimens). Results were published in the Journal of Clinical Oncology in September 2014. The study began with a bridging phase to confirm the maximum tolerated dose, or MTD, and then expanded into a Phase 2 open-label, multi-center study. The study confirmed the safety of glembatumumab vedotin at the pre-defined maximum dose level (1.88 mg/kg) in 6 patients. An additional 28 patients were enrolled in an expanded Phase 2 cohort (for a total of 34 treated patients at 1.88 mg/kg, the Phase 2 dose) to evaluate the progression-free survival (PFS) rate at 12 weeks. The 1.88 mg/kg dose was well tolerated in this patient population with the most common adverse events of rash, neuropathy and fatigue. The primary activity endpoint, which called for at least 5 of 25 (20%) patients in the Phase 2 study portion to be progression-free at 12 weeks, was met as 9 of 27 (33%) evaluable patients were progression-free at 12 weeks. For all patients treated at the maximum dose level, median PFS was 9.1 weeks.

A subset of 10 patients had “triple negative disease,” a more aggressive breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options due to lack of over-expression of HER2/neu, estrogen and progesterone receptors. In these patients, 12-week PFS rate was 60% (6/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for gpNMB expression. The tumor samples from most patients showed evidence of stromal and/or tumor cell expression of gpNMB.

The EMERGE study was a randomized, multi-center Phase 2b study of glembatumumab vedotin in 124 patients with heavily pre-treated, advanced, gpNMB-positive breast cancer. Results from EMERGE were published in the Journal of Clinical Oncology in April 2015. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator’s Choice, or IC, chemotherapy. Patients randomized to receive IC were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and overall survival (OS). The final results, as shown below, suggested that glembatumumab vedotin induces significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with high gpNMB expression (expression in at least 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin was also observed to be greatest in patients with triple negative breast cancer who also have high gpNMB expression and all patients with high gpNMB expression.

EMERGE: Overall Response Rate and Disease Control Data (Intent-to-Treat Population)

	High gpNMB Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	Investigator Choice	glembatumumab vedotin	Investigator Choice
	(n=23)	(n=11)	(n=10)	(n=6)
Response	30%	9%	40%	0%
Disease Control Rate	65%	27%	90%	17%

Responses per RECIST 1.1; IC = Investigator’s Choice;

EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data

	High gpNMB Expression		Triple Negative and gpNMB Over-Expression
	glembatumumab vedotin	Investigator Choice	glembatumumab vedotin	Investigator Choice
Median PFS (months)	2.8	1.5	3.5	1.5
	p=0.18		p=0.0017

Median OS (months)	10.0	5.7	10.0	5.5
	p=0.31		p=0.003

In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-express gpNMB. Clinical trial sites are open to enrollment across the U.S., Canada, Australia and the European Union. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed a significant opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. We implemented these changes in parallel to regulatory discussions to maintain momentum at open clinical trial sites. Since implementation, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could support marketing approval in both the U.S. and Europe dependent upon data review. Our goal is to complete enrollment by year end 2016.

Treatment of Metastatic Melanoma:  The Phase 1/2 open-label, multi-center, dose escalation study evaluated the safety, tolerability and pharmacokinetics of glembatumumab vedotin in 117 patients with unresectable stage III or IV melanoma who had failed no more than one prior line of cytotoxic therapy. The MTD was determined to be 1.88 mg/kg administered intravenously once every three weeks. The study achieved its primary activity objective with an overall response rate (ORR) in the Phase 2 cohort of 15% (5/34). Median PFS was 3.3 months for patients treated with the Phase 2 MTD. Glembatumumab vedotin was generally well tolerated, with the most frequent treatment-related adverse events being rash, fatigue, alopecia, pruritus, diarrhea and nausea. A nonsignificant trend toward prolonged PFS was seen for patients with tumors expressing higher levels of gpNMB. The development of rash, which may be associated with the presence of gpNMB in the skin, also seemed to correlate with greater PFS.

In December 2014, we initiated a single arm, single-agent, open label Phase 2 study of glembatumumab vedotin in patients with unresectable stage III or IV melanoma (n=60) and enrollment has been completed. The Company is currently amending the protocol to add a second cohort of patients to a glembatumumab vedotin and varlilumab combination arm to assess the potential clinical benefit of the combination and to explore varlilumab’s potential biologic and immunologic effect when combined with an antibody drug conjugate. The primary endpoint of each cohort is ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety of both the monotherapy and combination regimen. The Company expects to present data from the single-agent cohort at an appropriate medical meeting in the second half of 2016.

Treatment of Other Indications:  We have entered into a collaborative relationship with PrECOG, LLC, which represents a research network established by the Eastern Cooperative Oncology Group (ECOG), under which PrECOG, LLC, is conducting an open-label Phase 1/2 study in patients with unresectable stage IIIB or IV, gpNMB-expressing, advanced or metastatic squamous cell cancer (SCC) of the lung, who have progressed on prior platinum-based chemotherapy. This study opened to enrollment in April 2016. The study will include a dose-escalation phase followed by a two-stage Phase 2 portion (Simon two-stage design). The Phase 1, dose-escalation portion of the study will assess the safety and tolerability of glembatumumab vedotin at the current dose of 1.9 mg/kg and then 2.2 mg/kg in order to determine whether higher dosing is feasible in this population. The first stage of the Phase 2 portion will enroll approximately 20 patients, and if at least two patients achieve a partial response or complete response, a second stage may enroll an additional 15 patients. The primary objective of the Phase 2 portion of the study is to assess the anti-tumor efficacy of glembatumumab vedotin in squamous cell lung cancer as measured by ORR. Secondary objectives of the study include analyses of safety and tolerability and further assessment of anti-tumor activity across a broad range of endpoints.

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

We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 90 patients have been dosed in the study. 56 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors), and 34 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with checkpoint blockade have been observed. Two patients experienced significant objective responses including a complete response in Hodgkin lymphoma (continues at 33.1+ months) and a partial response in renal cell carcinoma of 21.9 months, which evolved to an ongoing complete response that continues at 2.8+ months. Thirteen patients experienced stable disease with a range of 3-41.4+ months (as of April 2016) to-date. Based on the results observed in hematologic malignancies, an expansion cohort in up to 15 patients with Hodgkin lymphoma, and an abbreviated dose escalation in T cell hematologic malignancies were added and are now closed to enrollment. Any incremental data updates from this study will be included in future scientific presentations/publications.

In May 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, Bristol-Myers Squibb’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, Bristol-Myers Squibb made a one-time payment to us of $5.0 million, and the companies amended the terms of our existing license agreement with Medarex (a subsidiary of Bristol-Myers Squibb) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, Bristol-Myers Squibb was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

The Phase 1/2 study was initiated in January 2015 and is being conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. The Phase 1 dose escalation portion of the study, conducted in patients with solid tumors, has completed enrollment (n=36) and primarily enrolled patients with colorectal and ovarian cancer.

Data was presented from the Phase 1 portion of the varlilumab and nivolumab study in a poster at the American Association for Cancer Research (AACR) Annual Meeting 2016 in April. The primary objective of the Phase 1 portion of the study was to evaluate the safety and tolerability of the combination. The combination showed acceptable tolerability and safety across all dose levels without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment including increased infiltrating CD8+ T cells and increased PD-L1 expression, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies were observed. Additional favorable immune biomarkers, such as increase in inflammatory chemokines and decrease in T regulatory cells, were also noted. In a subset of patients (n=17) on study who had both pre- and post-tumor biopsies available, preliminary evidence suggest a correlation between biomarker data and stable disease or better in seven of these patients (4 ovarian cancer, 2 colorectal cancer, 1 squamous cell carcinoma of the head and neck). All dose levels of the combination therapy showed acceptable tolerability and safety, without identification of a maximum tolerated dose. In the Phase 2 portion of the study, varlilumab will be administered at 3 mg/kg, which is based upon cumulative data across multiple studies.

The Phase 2 portion of the study opened to enrollment in April 2016 and includes cohorts in advanced non-small cell lung cancer (n=35), colorectal cancer (n=18), ovarian cancer (n=18), head and neck squamous cell carcinoma (n=18), renal cell carcinoma (n=25) and glioblastoma (n=20). The primary objective of the Phase 2 cohorts will be ORR, except glioblastoma, where the primary objective is the rate of 12-month overall survival. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment.

In March 2015, we entered into a clinical trial collaboration with Roche to evaluate the safety, tolerability and preliminary efficacy of varlilumab and atezolizumab (anti-PDL1), Roche’s investigational cancer immunotherapy, in a Phase 1/2 study. The Phase 1 portion of the study is being conducted in multiple tumor types, and the primary outcome is safety and tolerability. The Phase 2 portion of the study will be conducted in RCC, and the primary outcome is ORR. Secondary outcome measures include safety and tolerability, pharmacokinetics, immunogenicity and further assessment of anti-tumor activity across a broad range of endpoints. Under the terms of this agreement, Roche will provide study drug, and we will be responsible for conducting and funding the study, which opened to enrollment in December 2015.

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

CDX-1401

CDX-1401, developed from our APC Targeting Technology, is an NY-ESO-1-antibody fusion protein for immunotherapy in multiple solid tumors. CDX-1401, which is administered with an adjuvant, is composed of the cancer-specific antigen NY-ESO-1 fused to a fully human antibody that binds to DEC-205 for efficient delivery to dendritic cells. Delivery of tumor-specific proteins directly to dendritic cells in vivo elicits potent, broad, anti-tumor immune responses across populations with different genetic backgrounds. In humans, NY-ESO-1 has been detected in 20% to 30% of all melanoma, lung, esophageal, liver, gastric, prostate, ovarian and bladder cancers, thus representing a broad opportunity. We are developing CDX-1401 for the treatment of malignant melanoma and a variety of solid tumors which express the proprietary cancer antigen NY-ESO-1, which we licensed from the Ludwig Institute for Cancer Research in 2006. Preclinical studies have shown that CDX-1401 is effective for activation of human T cell responses against NY-ESO-1.

We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or Poly ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Results were published in Science Translational Medicine in April 2014. Sixty percent of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well tolerated, and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 56% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and Poly ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either Yervoy or an investigational checkpoint inhibitor, and six of these patients had objective tumor regression. Six patients with melanoma received Yervoy within three months of treatment with CDX-1401, and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent Yervoy. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401, and both achieved partial responses. We are currently developing a follow on program that will better assess the impact of CDX-1401 activity on response to subsequent checkpoint inhibitor therapy in these diseases.

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

In addition to our sponsored studies, CDX-1401’s potential activity is also being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in metastatic melanoma by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study will determine if CDX-1401 works better with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is now complete. Based on results to date, plans for additional studies are being considered by NCI.

Additionally, a Phase 1/2b multi-arm study of the IDO1 inhibitor epacadostat (INCB024360) in combination with CDX-1401 and Hiltonol® is being conducted in patients in remission with ovarian, fallopian tube or primary peritoneal cancer by the Roswell Park Cancer Institute. Celldex is providing CDX-1401 and Hiltonol in support of this study. Patients’ tumors must have expressed NY-ESO-1 or the LAGE-1 antigen to be eligible for the study. Primary outcome measures include identifying a maximum tolerated dose determined by the incidence of dose limiting toxicities and progression free survival. Secondary outcome measures include additional safety analyses and immune monitoring.

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

In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well tolerated and can effectively mobilize hematopoietic stem cell (HSC) populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301 and Mozobil® (plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. Related donors of patients with hematological malignancies requiring hematopoietic stem cell transplant are administered CDX-301 for 5 or 7 days alone or in combination with Mozobil to mobilize CD34+ stem cells. The primary efficacy endpoint of the study is determine if treatment of the donor results in the collection of > 2 million CD34+ HSCs/kg recipient body weight in < 2 leukopoiesis collections. Other key endpoints are the safety of the treatment regimen in the donor and clinical outcomes in the recipient, including stem cell engraftment, graft-versus-host disease, immune reconstitution and relapse. Preliminary results from this Phase 2 study were presented at the annual meeting of the American Society for Blood and Marrow Transplantation in February 2016. These preliminary data from three donor/patient pairs showed that CDX-301 given as a single agent was well tolerated and effective at mobilizing hematopoietic stem cells in healthy donors. The stem cell graft contained notable increases in naïve lymphocytes and plasmacytoid dendritic cells consistent with preclinical data suggesting a possible better outcome. Recipients experienced successful engraftment in an expected time frame. Given that hematopoietic stem cell transplantation is outside of our core focus, in an effort to prioritize human and capital resources we have decided not to advance CDX-301 in this particular indication at this time.

In addition to our sponsored studies and clinical trial collaborations, CDX-301’s potential activity is also being explored in investigator sponsored studies at various academic institutions. This includes a Phase 1/2 study of CDX-301 and Hiltonol in combination with low-dose radiotherapy in patients with low-grade B-cell lymphomas conducted by the Icahn School of Medicine at Mount Sinai. The primary outcome of the study is objective response rate. Secondary outcome measures include safety and tumor specific immune response.

CDX-014

CDX-014 is a fully-human monoclonal ADC that targets T cell immunoglobulin and mucin domain 1, or TIM-1, a molecule that is upregulated in several cancers, including renal cell and ovarian carcinomas. TIM-1 is associated with kidney injury, and the shedding of its ectodomain is a predictive biomarker for tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The TIM-1 antibody is linked to MMAE using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. The Investigative New Drug (IND) Application is active, and we expect to initiate a Phase 1 clinical study in renal cell carcinoma in 2016.

Rintega

On March 7, 2016, we announced that our Phase 3 study of Rintega® in patients with newly diagnosed EGFRvIII-positive glioblastoma was being discontinued. This decision was made based on the outcome of a preplanned interim analysis conducted by an independent Data Safety and Monitoring Board (DSMB). The DSMB determined that continuation of the study would not result in reaching statistical significance for the primary endpoint of the study, overall survival in patients with minimal residual disease, as both the Rintega arm and the control arm were performing on par with each other. In the ACT IV study, Rintega performed consistently with prior Phase 2 studies but the control arm significantly outperformed expectations (Hazard ratio = 0.99; median OS: Rintega 20.4 months vs. control 21.1 months). Based on this recommendation, we discontinued the study and do not anticipate incurring substantial additional costs related to Rintega at this time. All patients on the Rintega arm of the ACT IV study, prior Phase 2 studies and existing compassionate use recipients were offered ongoing access to Rintega on a compassionate use basis. We are in the process of conducting a thorough analysis of the data. It is our goal to share this information either through scientific publication or at a medical meeting in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2015 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$453	$342	$111	32%
Contracts and Grants	850	144	706	490%
Total Revenue	$1,303	$486	$817	168%
Operating Expense:
Research and Development	27,447	25,125	2,322	9%
General and Administrative	9,307	6,089	3,218	53%
Amortization of Acquired Intangible Assets	253	253	—	0%
Total Operating Expense	37,007	31,467	5,540	18%
Operating Loss	(35,704)	(30,981)	4,723	15%
Investment and Other Income, Net	1,031	807	224	28%
Net Loss	$(34,673)	$(30,174)	$4,499	15%

Net Loss

The $4.5 million increase in net loss for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of an increase in research and development and general and administrative expenses, partially offset by an increase in revenue.

Revenue

The $0.1 million increase in product development and licensing agreements revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily related to our BMS agreement. In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years. The $0.7 million increase in contracts and grants revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller and an increase in grant revenue.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(In thousands)
Personnel	$8,832	$6,546	$2,286	35%
Laboratory Supplies	783	1,165	(382)	(33)%
Facility	1,493	1,344	149	11%
License Fees	52	155	(103)	(66)%
Product Development	14,008	14,535	(527)	(4)%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The $2.3 million increase in personnel expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to increased headcount and higher stock-based compensation of $0.5 million. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.4 million decrease in laboratory supply expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to lower manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.1 million increase in facility expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to leases for additional space we entered into during the past year. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  The $0.1 million decrease in license fee expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.5 million decrease in product development expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of a decrease in clinical trial costs of $2.6 million primarily related to decreases in Rintega ACT IV costs of $3.9 million, partially offset by increases in glembatumumab vedotin and varlilumab clinical trial costs of $1.1 million. An increase in contract manufacturing of $1.4 million was primarily the result of a non-cash expense of $1.6 million related to Rintega supply costs we had initially recorded as a prepaid asset in connection with its amended and restated supply agreement with Biosyn Corporation. An increase in contract diagnostics of $0.8 million was primarily related to the Rintega program. We expect product development expenses to decrease over the next twelve months due to the discontinuation of the Rintega program, which impact will be partially offset by increased expenses in our glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $3.2 million increase in general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to higher stock-based compensation of $1.1 million, increased headcount and Rintega and glembatumumab vedotin commercial planning costs. We expect general and administrative expense to decrease over the next twelve months primarily due to a decrease in Rintega commercial planning costs, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended March 31, 2016 were relatively consistent compared to the three months ended March 31, 2015.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $0.2 million increase in investment and other income, net for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to higher levels of cash and investment balances compared to prior year. We anticipate investment income to decrease over the next twelve months.

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

At March 31, 2016, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $254.0 million. We incurred a net loss of $34.7 million for the three months ended March 31, 2016.  Net cash used in operations for the three months ended March 31, 2016 was $34.9 million.  We believe that the cash, cash equivalents and marketable securities at March 31, 2016 are sufficient to meet estimated working capital requirements and fund planned operations through the first half of 2018.

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

Operating Activities

Net cash used in operating activities was $34.9 million for the three months ended March 31, 2016 compared to $32.6 million for the three months ended March 31, 2015. The increase in net cash used in operating activities was primarily due to an increase in net loss of $4.5 million.  We expect that cash used in operating activities will decrease over the next twelve months primarily related to the discontinuation of the Rintega program.

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

Investing Activities

Net cash provided by investing activities was $25.5 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $65.0 million for the three months ended March 31, 2015. The increase in net cash provided by investing activities was primarily due to $26.1 million of net sales and maturities of marketable securities for the three months ended March 31, 2016 compared to $63.5 million of net purchases of marketable securities for the three months ended March 31, 2015.

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

Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2016 compared to $191.8 million for the three months ended March 31, 2015.  During the three months ended March 31, 2015, we issued 8,337,500 shares of our common stock in an underwritten public offering resulting in net proceeds to us of $188.8 million, after deducting underwriting fees and offering expenses.  Net proceeds from stock issuances pursuant to employee benefit plans were $0.3 million during the three months ended March 31, 2016 compared to $3.0 million for the three months ended March 31, 2015.

Net cash provided by financing activities was $191.8 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014.  Net proceeds from stock issuances pursuant to employee benefit plans were $3.0 million during the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014.

AGGREGATE CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K/A for the year ended December 31, 2015 which was filed with the SEC on February 25, 2016 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2016 due to the short-term maturities of these instruments.

Item 4.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2016, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 25, 2016.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 5, 2016	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 5, 2016	Avery W. Catlin
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