Form 10-Q
period 2016-06-30
Celldex Therapeutics, Inc.
filed 2016-08-08
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 100,545,519 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	Consolidated June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,482	$72,108
Marketable Securities	187,646	217,781
Accounts and Other Receivables	1,116	970
Prepaid and Other Current Assets	7,538	4,077
Total Current Assets	228,782	294,936
Property and Equipment, Net	11,293	11,461
Intangible Assets, Net	20,287	20,794
Other Assets	1,879	1,428
Goodwill	8,965	8,965
Total Assets	$271,206	$337,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$706	$1,506
Accrued Expenses	14,937	24,316
Current Portion of Long-Term Liabilities	4,360	4,418
Total Current Liabilities	20,003	30,240
Other Long-Term Liabilities	16,494	17,239
Total Liabilities	36,497	47,479

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2016 and December 31, 2015	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 99,394,537 and 98,685,595 Shares Issued and Outstanding at June 30, 2016 and December 31, 2015, respectively	99	99
Additional Paid-In Capital	889,468	878,655
Accumulated Other Comprehensive Income	2,723	2,307
Accumulated Deficit	(657,581)	(590,956)
Total Stockholders’ Equity	234,709	290,105
Total Liabilities and Stockholders’ Equity	$271,206	$337,584

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Consolidated Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Consolidated Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
REVENUE:
Product Development and Licensing Agreements	$604	$334	$1,057	$676
Contracts and Grants	785	1,844	1,635	1,988
Total Revenue	1,389	2,178	2,692	2,664

OPERATING EXPENSE:
Research and Development	25,711	26,490	53,158	51,615
General and Administrative	7,790	8,184	17,097	14,273
Amortization of Acquired Intangible Assets	254	254	507	507
Total Operating Expense	33,755	34,928	70,762	66,395

Operating Loss	(32,366)	(32,750)	(68,070)	(63,731)
Investment and Other Income, Net	414	391	1,445	1,198
Net Loss	$(31,952)	$(32,359)	$(66,625)	$(62,533)

Basic and Diluted Net Loss Per Common Share	$(0.32)	$(0.33)	$(0.67)	$(0.65)

Shares Used in Calculating Basic and Diluted Net Loss per Share	98,817	98,482	98,753	95,477

COMPREHENSIVE LOSS:
Net Loss	$(31,952)	$(32,359)	$(66,625)	$(62,533)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	—	—	—	15
Unrealized Gain (Loss) on Marketable Securities	36	(180)	416	(169)
Comprehensive Loss	$(31,916)	$(32,539)	$(66,209)	$(62,687)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Consolidated Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(66,625)	$(62,533)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,434	1,384
Amortization of Intangible Assets	507	507
Amortization and Premium of Marketable Securities, Net	612	(1,228)
Loss on Sale or Disposal of Assets	74	—
Stock-Based Compensation Expense	7,913	4,808
Non-Cash Expense	1,638	144
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(146)	(7)
Prepaid and Other Current Assets	(3,124)	(1,837)
Other Assets	—	(98)
Accounts Payable and Accrued Expenses	(10,212)	2,524
Other Liabilities	(803)	(1,015)
Net Cash Used in Operating Activities	(68,732)	(57,351)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	149,367	86,345
Purchases of Marketable Securities	(120,053)	(164,434)
Investment in Other	(1,801)	—
Acquisition of Property and Equipment	(1,307)	(3,108)
Net Cash Provided by (Used in) Investing Activities	26,206	(81,197)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	2,551	188,840
Proceeds from Issuance of Stock from Employee Benefit Plans	349	3,257
Net Cash Provided by Financing Activities	2,900	192,097

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	15

Net (Decrease) Increase in Cash and Cash Equivalents	(39,626)	53,564
Cash and Cash Equivalents at Beginning of Period	72,108	28,020
Cash and Cash Equivalents at End of Period	$32,482	$81,584

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	$108	503

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

At June 30, 2016, the Company had cash, cash equivalents and marketable securities of $220.1 million. The Company incurred a loss of $66.6 million for the six months ended June 30, 2016.  Net cash used in operations for the six months ended June 30, 2016 was $68.7 million. The Company believes that the cash, cash equivalents and marketable securities at June 30, 2016 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2016 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2015, except for the adoption of new accounting standards during the first six months of 2016 as discussed below.

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

In June 2016, the FASB issued a new U.S. GAAP accounting standard which changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

	Six months ended June 30,
	2016	2015

Stock options	10,260,073	8,121,183
Restricted stock	60,000	40,000
	10,320,073	8,161,183

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three and six months ended June 30, 2016 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three or six months ended June 30, 2016.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands)
Balance at March 31, 2016	$91	$2,596	$2,687
Other comprehensive income before reclassifications	36	—	36
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	36	—	36
Balance at June 30, 2016	$127	$2,596	$2,723

Balance at December 31, 2015	$(289)	$2,596	$2,307
Other comprehensive income before reclassifications	416	—	416
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	416	—	416
Balance at June 30, 2016	$127	$2,596	$2,723

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2016	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$25,116	$—	$25,116	$—
Marketable securities	187,646	—	187,646	—
	$212,762	$—	$212,762	$—

	As of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$59,831	$—	$59,831	$—
Marketable securities	217,781	—	217,781	—
	$277,612	$—	$277,612	$—

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
	(In thousands)
June 30, 2016
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$63,618	$63	$—	$63,681
Maturing after one year through three years	5,382	21	—	5,403
Total U.S. government and municipal obligations	$69,000	$84	$—	$69,084
Corporate debt securities
Maturing in one year or less	$115,497	$47	$(10)	$115,534
Maturing after one year through three years	3,022	6	—	3,028
Total corporate debt securities	$118,519	$53	$(10)	$118,562
Total marketable securities	$187,519	$137	$(10)	$187,646

December 31, 2015
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$48,871	$4	$(20)	$48,855
Maturing after one year through three years	15,940	24	(57)	15,907
Total U.S. government and municipal obligations	$64,811	$28	$(77)	$64,762
Corporate debt securities
Maturing in one year or less	$129,327	$2	$(141)	$129,188
Maturing after one year through three years	23,932	1	(102)	23,831
Total corporate debt securities	$153,259	$3	$(243)	$153,019
Total marketable securities	$218,070	$31	$(320)	$217,781

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of June 30, 2016. Marketable securities include $0.8 million and $1.5 million in accrued interest at June 30, 2016 and December 31, 2015, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2016			December 31, 2015
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	$—	$11,800	$11,800	$—	$11,800
Amgen Amendment	16 years	14,500	(6,053)	8,447	14,500	(5,605)	8,895
Core Technology	11 years	1,296	(1,256)	40	1,296	(1,197)	99
Total Intangible Assets		$27,596	$(7,309)	$20,287	$27,596	$(6,802)	$20,794
Goodwill	Indefinite	$8,965	$—	$8,965	$8,965	$—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin. At the date of acquisition and at June 30, 2016, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use.  Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

(8) Other Assets

In April 2016, the Company entered into a research and collaboration agreement with an undisclosed private company to access novel technologies and paid $3.5 million to support research activities and make an investment in the private company. At June 30, 2016, the Company has recorded $1.8 million to other assets related to this investment and $1.7 million was initially recorded to prepaid and other currents assets and will be amortized over the term of the agreement.

(9) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Deferred Rent	$401	$409
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	11,620	12,219
Deferred Revenue	4,172	4,368
Total	20,854	21,657
Less Current Portion	(4,360)	(4,418)
Long-Term Portion	$16,494	$17,239

In November 2015, December 2014, January 2014, January 2013 and January 2012, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million, $0.8 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million, $0.8 million and $0.7 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the six months ended June 30, 2016 and 2015, the Company recorded $0.6 million and $0.6 million to other income related to the sale of these tax benefits, respectively.

(10) Stockholders’ Equity

In March 2015, the Company issued 8,337,500 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $188.8 million, after deducting underwriting fees and offering expenses.

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent.  Subject to the terms and conditions of the agreement, Cantor will sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the agreement, the Company pays Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor, as agent.  In June and July 2016, the Company issued 593,111 and 1,109,536 shares under the agreement and raised $2.7 million and $5.0 million in net proceeds, respectively.  At July 31, 2016, the Company had $52.0 million remaining in aggregate gross offering price available under the agreement.

(11)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2015	8,110,239	$13.13	6.7
Granted	2,291,250	$4.86
Exercised	(37,942)	$2.93
Canceled	(103,474)	$15.92
Options Outstanding at June 30, 2016	10,260,073	$11.29	7.0
Options Vested and Expected to Vest at June 30, 2016	10,175,654	$11.30	7.0
Options Exercisable at June 30, 2016	5,558,678	$10.20	5.3
Shares Available for Grant under the 2008 Plan	3,542,107

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2016 was $3.23. Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$2,008	$1,244	$3,824	$2,512
General and administrative	1,965	1,283	4,089	2,296
Total stock-based compensation expense	$3,973	$2,527	$7,913	$4,808

The fair values of employee and director stock options granted during the three and six months ended June 30, 2016 and 2015 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected stock price volatility	77%	67%	70 - 77%	67 - 69%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.5%	2.2%	1.5 – 1.6%	1.8 - 2.2%
Expected dividend yield	None	None	None	None

(12)  Revenue

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

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years.  Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”).  The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial.  These BMS payments will be recognized as revenue under the CAPM.  The Company recorded $0.6 million and $1.0 million in revenue related to the BMS agreement during the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2015, respectively.

Rockefeller University (Rockefeller)

In September 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company performs research and development services for Rockefeller.  The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed.  The Company recorded $0.4 million and $0.8 million in revenue related to the Rockefeller agreement during the three and six months ended June 30, 2016 and $1.5 million and $1.6 million during the three and six months ended June 30, 2015, respectively.

(13)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2016 and December 31, 2015 against the Company’s net deferred tax assets.

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

During the past five years through December 31, 2015, we incurred an aggregate of $351.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2016 and 2015. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Glembatumumab vedotin	$12,097	$8,895
Varlilumab	15,559	8,182
CDX-1401	3,039	1,790
CDX-301	2,643	920
CDX-014	1,882	3,909
Rintega	13,640	24,241
Other Programs	4,298	3,678
Total R&D Expense	$53,158	$51,615

Clinical Development Programs

Glembatumumab Vedotin

Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl-auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB, that is over-expressed in a variety of cancers including breast cancer, melanoma, non-small cell lung cancer, uveal melanoma and osteosarcoma, among others. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB, and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. The FDA has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer. A companion diagnostic is in development for certain indications, and we expect that, if necessary, such a companion diagnostic must be approved by the FDA or certain other foreign regulatory agencies before glembatumumab vedotin may be commercialized in those indications.

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

Responses per RECIST 1.1; IC = Investigator’s Choice

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

In December 2014, we initiated a single arm, single-agent, open label Phase 2 study of glembatumumab vedotin in patients with unresectable stage III or IV melanoma (n=60) and enrollment has been completed. We recently amended the protocol to add a second cohort of patients to a glembatumumab vedotin and varlilumab combination arm to assess the potential clinical benefit of the combination and to explore varlilumab’s potential biologic and immunologic effect when combined with an ADC. This additional cohort is open to enrollment. The primary endpoint of each cohort is ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety of both the monotherapy and combination regimen. We plan to present data from the single-agent cohort at the European Society for Medical Oncology (ESMO) Congress in October 2016.

Treatment of Other Indications:  We have entered into a collaborative relationship with PrECOG, LLC, which represents a research network established by the Eastern Cooperative Oncology Group (ECOG), under which PrECOG, LLC, is conducting an open-label Phase 1/2 study in patients with unresectable stage IIIB or IV, gpNMB-expressing, advanced or metastatic squamous cell carcinoma (SCC) of the lung, who have progressed on prior platinum-based chemotherapy. This study opened to enrollment in April 2016. The study includes a brief dose-escalation phase followed by a two-stage Phase 2 portion (Simon two-stage design). The Phase 1, dose-escalation portion of the study will assess the safety and tolerability of glembatumumab vedotin at the current dose of 1.9 mg/kg and then 2.2 mg/kg in order to determine whether higher dosing is feasible in this population. The first stage of the Phase 2 portion will enroll approximately 20 patients, and if at least two patients achieve a partial response or complete response, a second stage may enroll an additional 15 patients. The primary objective of the Phase 2 portion of the study is to assess the anti-tumor efficacy of glembatumumab vedotin in squamous cell lung cancer as measured by ORR. Secondary objectives of the study include analyses of safety and tolerability and further assessment of anti-tumor activity across a broad range of endpoints.

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring two studies of glembatumumab vedotin—one in uveal melanoma and one in osteosarcoma. Both studies are currently open to enrollment. The uveal melanoma study is a single arm, open label study in patients with locally recurrent or metastatic uveal melanoma. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. The osteosarcoma study is a single arm, open label, evaluation of adolescent and adult patients with recurrent or refractory osteosarcoma. The co-primary objectives are to determine whether glembatumumab vedotin therapy either increases the disease control rate at 4 months in patients with recurrent measurable osteosarcoma as compared to historical experience and/or whether glembatumumab vedotin therapy produces an objective response rate greater than 20% in patients without previous eribulin (eribulin mesylate) treatment. Secondary outcome measures include safety, pharmacokinetics and the relation of gpNMB expression as measured by immunohistochemistry to clinical response.

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

Single-agent Phase 1 Study:  Patient treatment is complete in the open label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers at multiple clinical sites in the U.S. Initial dose escalation cohorts were conducted to determine an optimal dose for future study, and no maximum tolerated dose was reached. The lymphoid malignancies dose escalation arm completed enrollment (n=24), and a new cohort was added to include evaluation of T cell malignancies. An expansion cohort was also added at 0.3 mg/kg dosed once every three weeks in patients with Hodgkin lymphoma (n= up to 15). The solid tumor arm, which included patients with various solid tumors, completed dose escalation in 2013. Two expansion cohorts were subsequently added at 3 mg/kg dosed weekly in metastatic melanoma (n=16) and renal cell carcinoma, or RCC, (n=15) to better characterize clinical activity and further define the safety profile in preparation for combination studies.

We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 90 patients have been dosed in the study. 56 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors), and 34 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with checkpoint blockade have been observed. Two patients experienced significant objective responses including a complete response in Hodgkin lymphoma (continues at 33.1+ months) and a partial response in renal cell carcinoma of 24.7+ months. Thirteen patients experienced stable disease with a range of 3-41.4+ months (as of April 2016) to-date. Based on the results observed in hematologic malignancies, an expansion cohort in up to 15 patients with Hodgkin lymphoma, and an abbreviated dose escalation in T cell hematologic malignancies were added and are now closed to enrollment. Any incremental data updates from this study will be included in future scientific presentations/publications.

Phase 1/2 Varlilumab/Opdivo® Combination Study:  In May 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo, Bristol-Myers Squibb’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, Bristol-Myers Squibb made a one-time payment to us of $5.0 million, and the companies amended the terms of our existing license agreement with Medarex (a subsidiary of Bristol-Myers Squibb) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, Bristol-Myers Squibb was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

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

Data were presented from the Phase 1 portion of the varlilumab and nivolumab study in a poster at the American Association for Cancer Research (AACR) Annual Meeting 2016 in April. The primary objective of the Phase 1 portion of the study was to evaluate the safety and tolerability of the combination. The combination showed acceptable tolerability and safety across all dose levels without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment including increased infiltrating CD8+ T cells and increased PD-L1 expression, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies were observed. Additional favorable immune biomarkers, such as increase in inflammatory chemokines and decrease in T regulatory cells, were also noted. In a subset of patients (n=17) on study who had both pre- and post-tumor biopsies available, preliminary evidence suggest a correlation between biomarker data and stable disease or better in seven of these patients (4 ovarian cancer, 2 colorectal cancer, 1 squamous cell carcinoma of the head and neck). All dose levels of the combination therapy showed acceptable tolerability and safety, without identification of a maximum tolerated dose. In the Phase 2 portion of the study, varlilumab will be administered at 3 mg/kg, which is based upon cumulative data across multiple studies.

The Phase 2 portion of the study opened to enrollment in April 2016. A protocol amendment was recently finalized to include additional arms evaluating alternate dosing schedules in both renal cell carcinoma and squamous cell head and neck cancer. A cohort in non-small cell lung cancer was removed prior to enrolling any patients to accommodate the addition of these new arms. As amended, the overall study size has increased and includes cohorts in colorectal cancer (n=18), ovarian cancer (n=18), head and neck squamous cell carcinoma (n=48), renal cell carcinoma (n=75) and glioblastoma (n=20). The primary objective of the Phase 2 cohorts will be ORR, except glioblastoma, where the primary objective is the rate of 12-month overall survival. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment.

Phase 1/2 Varlilumab/Atezolizumab Combination Study:  In March 2015, we entered into a clinical trial collaboration with Roche to evaluate the safety, tolerability and preliminary efficacy of varlilumab and atezolizumab (anti-PDL1), Roche’s investigational cancer immunotherapy, in a Phase 1/2 study. The Phase 1 portion of the study is being conducted in multiple tumor types, and the primary outcome is safety and tolerability. The Phase 2 portion of the study will be conducted in RCC, and the primary outcome is ORR. Secondary outcome measures include safety and tolerability, pharmacokinetics, immunogenicity and further assessment of anti-tumor activity across a broad range of endpoints. The Phase 1 portion of the study, which opened to enrollment in December 2015, has completed enrollment. We anticipate the Phase 2  portion of the study in RCC will be initiated in the third quarter of 2016. Under the terms of this agreement, Roche is providing study drug, and we are responsible for conducting and funding the study.

Phase 1/2 Varlilumab/Yervoy® +/- CDX-1401 Combination Study:  In April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy in patients with stage III or IV metastatic melanoma. In the Phase 2 portion of the study, patients with tumors that express NY-ESO-1 will also receive CDX-1401. The Phase 1 portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with Yervoy to identify a recommended dose for the Phase 2 portion of the study. The Phase 2 study will include two cohorts—one comprised of patients who are NY-ESO-1 positive and one comprised of patients who are NY-ESO-1 negative. Patients who are NY-ESO-1 positive will also receive CDX-1401 (with poly-ICLC at 2 mg given as an adjuvant) in addition to varlilumab and Yervoy. The primary objective for both cohorts is objective response rate up to 24 weeks. Secondary objectives for the Phase 2 study include safety and tolerability, immunogenicity, pharmacokinetics and further assessment of anti-tumor activity across a broad range of endpoints.

Phase 1/2 Varlilumab/Sutent® Combination Study:  In May 2015, we initiated a Phase 1/2 safety and tolerability study examining the combination of varlilumab and sunitinib (Sutent) in patients with metastatic clear cell renal cell carcinoma. The Phase 1 portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with sunitinib to identify a recommended dose for the Phase 2 portion of the study. The primary objective of the Phase 2 portion of the study is to assess the preliminary anti-tumor efficacy of the varlilumab/sunitinib combination measured by the overall response rate. Secondary objectives include safety and tolerability, pharmacokinetics, immunogenicity and further assessment of anti-tumor activity across a broad range of endpoints. We believe that the Phase 1 portion of the study will complete enrollment in the next few months and that the Phase 2 portion of the study will initiate by year-end 2016.

Treatment of Other Indications:  In addition to our sponsored studies and clinical trial collaborations, we anticipate that varlilumab’s potential activity will also be explored in investigator sponsored studies at various academic institutions.

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

We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or poly-ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Results were published in Science Translational Medicine in April 2014. Sixty percent of patients had confirmed NY-ESO expression in archived tumor sample. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment was well tolerated, and there were no dose limiting toxicities. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 56% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and poly-ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either Yervoy or an investigational checkpoint inhibitor, and six of these patients had objective tumor regression. Six patients with melanoma received Yervoy within three months of treatment with CDX-1401, and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent Yervoy. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401, and both achieved partial responses. We are currently developing a follow on program that will better assess the impact of CDX-1401 activity on response to subsequent checkpoint inhibitor therapy in these diseases.

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

In addition to our sponsored studies, CDX-1401’s potential activity is also being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in metastatic melanoma by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine if CDX-1401 works better with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is now complete and initial results were presented in June at the 2016 American Society of Clinical Oncology (ASCO) Annual Meeting. The data confirmed that CDX-1401 is effective at driving NY-ESO-1 immunity and further demonstrated the value of CDX-301 as a combination agent for enhancing tumor specific immune responses. Based on results to date, plans for additional studies are being considered, including a targeted study in NY-ESO-1 positive disease to determine if these enhanced immune responses can translate to improved clinical outcomes.

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

In February 2013, we announced final results from our dose-escalating Phase 1 study of CDX-301 in 30 healthy subjects in collaboration with Rockefeller University. The Phase 1 study evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 was well tolerated and can effectively mobilize hematopoietic stem cell (HSC) populations in healthy volunteers. In December 2013, we announced data from a preclinical combination study of CDX-301 and Mozobil® (plerixafor injection, formerly AMD3100) demonstrating that the combination of these agents significantly increases hematopoietic stem cell mobilization in mice. The data demonstrate a novel potent cell mobilization regimen combining CDX-301 and Mozobil®, which may have significant potential for use in autologous and allogeneic hematopoietic stem cell transplantation. Based on the safety profile and the clinical and preclinical data to date, we initiated a pilot clinical study of CDX-301 for the mobilization and transplantation of allogeneic hematopoietic stem cells in patients with hematological malignancies undergoing hematopoietic stem cell transplantation. Related donors of patients with hematological malignancies requiring hematopoietic stem cell transplant are administered CDX-301 for 5 or 7 days alone or in combination with Mozobil to mobilize CD34+ stem cells. The primary efficacy endpoint of the study is determine if treatment of the donor results in the collection of > 2 million CD34+ HSCs/kg recipient body weight in < 2 leukopoiesis collections. Other key endpoints are the safety of the treatment regimen in the donor and clinical outcomes in the recipient, including stem cell engraftment, graft-versus-host disease, immune reconstitution and relapse. Preliminary results from this Phase 2 study were presented at the annual meeting of the American Society for Blood and Marrow Transplantation in February 2016. These preliminary data from three donor/patient pairs showed that CDX-301 given as a single agent was well tolerated and effective at mobilizing hematopoietic stem cells in healthy donors. The stem cell graft contained notable increases in naïve lymphocytes and plasmacytoid dendritic cells consistent with preclinical data suggesting a possible better outcome. Recipients experienced successful engraftment in an expected time frame. Given that hematopoietic stem cell transplantation is outside of our core focus, in an effort to prioritize human and capital resources, we announced in May of 2016 that we have decided not to advance CDX-301 in this particular indication at this time.

In June, at the 2016 ASCO Annual Meeting, initial results from a Phase 2 study of CDX-1401 in combination with CDX-301 in metastatic melanoma were presented that further demonstrated the value of CDX-301 as a combination agent for enhancing tumor specific immune responses. Based on these results, plans for additional studies are being considered. The Phase 2 study was conducted by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI.

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

CDX-014

CDX-014 is a fully-human monoclonal ADC that targets T cell immunoglobulin and mucin domain 1, or TIM-1. TIM-1 expression is upregulated in several cancers, most notably renal cell and ovarian carcinomas, and is associated with a more malignant phenotype of renal cell carcinoma (RCC) and tumor progression. TIM-1 has very restricted expression in healthy tissues, making it a promising target for antibody mediated therapy. The TIM-1 antibody is linked to MMAE using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown potent activity in preclinical models of ovarian and renal cancer. In July 2016, we announced that enrollment had opened in a Phase 1/2 study of CDX-014 to patients with both clear cell and papillary RCC.  The Phase 1 dose-escalation portion of the study will evaluate cohorts of patients receiving increasing doses of CDX-014 to determine the maximum tolerated dose and a recommended dose for Phase 2 study. The Phase 2 portion of the study will enroll approximately 25 patients to assess the anti-tumor activity of CDX-014 at the recommended dose in advanced renal cell carcinoma as measured by objective response rate. Secondary objectives include safety and tolerability, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity.

Rintega

On March 7, 2016, we announced that our Phase 3 study of Rintega® in patients with newly diagnosed EGFRvIII-positive glioblastoma was being discontinued. This decision was made based on the outcome of a preplanned interim analysis conducted by an independent Data Safety and Monitoring Board (DSMB). The DSMB determined that continuation of the study would not result in reaching statistical significance for the primary endpoint of the study, overall survival in patients with minimal residual disease, as both the Rintega arm and the control arm were performing on par with each other. In the ACT IV study, Rintega performed consistently with prior Phase 2 studies but the control arm significantly outperformed expectations (Hazard ratio = 0.99; median OS: Rintega 20.4 months vs. control 21.1 months). Based on this recommendation, we discontinued the study. Study closure activities are substantially complete, and we continue to anticipate that we will not incur substantial additional costs related to Rintega at this time. We are in the process of conducting a thorough review of the data, and plan to present the ACT IV results at the Society for Neuro-Oncology Annual Meeting in November of 2016. All patients on the Rintega arm of the ACT IV study, prior Phase 2 studies and existing compassionate use recipients have been offered ongoing access to Rintega on a compassionate use basis.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$604	$334	$270	81%
Contracts and Grants	785	1,844	(1,059)	(57)%
Total Revenue	$1,389	$2,178	$(789)	(36)%
Operating Expense:
Research and Development	25,711	26,490	(779)	(3)%
General and Administrative	7,790	8,184	(394)	(5)%
Amortization of Acquired Intangible Assets	254	254	—	0%
Total Operating Expense	33,755	34,928	(1,173)	(3)%
Operating Loss	(32,366)	(32,750)	(384)	(1)%
Investment and Other Income, Net	414	391	23	6%
Net Loss	$(31,952)	$(32,359)	$(407)	(1)%

Net Loss

The $0.4 million decrease in net loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily the result of a decrease in research and development and general and administrative expenses, partially offset by a decrease in contracts and grants revenue.

Revenue

The $0.3 million increase in product development and licensing agreements revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily related to our BMS agreement.  In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years. The $1.1 million decrease in contracts and grants revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Personnel	$8,779	$7,227	$1,552	21%
Laboratory Supplies	877	1,264	(387)	(31)%
Facility	1,391	1,423	(32)	(2)%
License Fees	386	54	332	615%
Product Development	12,246	14,922	(2,676)	(18)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $1.6 million increase in personnel expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to higher stock-based compensation of $0.8 million and increased headcount.  We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.4 million decrease in laboratory supply expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to lower manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  Facility expenses for the three months ended June 30, 2016 were consistent with the three months ended June 30, 2015. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  The $0.3 million increase in license fee expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.7 million decrease in product development expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily the result of a decrease in clinical trial costs of $3.2 million primarily related to decreases in Rintega clinical trial costs of $5.0 million, partially offset by increases in glembatumumab vedotin and varlilumab clinical trial costs of $2.0 million. An increase in contract manufacturing of $0.8 million and in contract research of $0.4 million were partially offset by a decrease in contract diagnostics of $0.7 million.  We expect product development expenses to decrease over the next twelve months due to the discontinuation of the Rintega program, which impact will be partially offset by increased expenses in our glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.4 million decrease in general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to lower commercial planning costs of $1.1 million partially offset by higher stock-based compensation of $0.7 million. We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended June 30, 2016 were relatively consistent compared to the three months ended June 30, 2015.  We expect amortization expense of acquired intangible assets to decrease over the next twelve months as certain acquired intangible assets become fully amortized.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2016 were consistent with the three months ended June 30, 2015. We anticipate investment income to decrease over the next twelve months.

Six Months Ended June 30, 2016 compared with Six Months Ended June 30, 2015

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,057	$676	$381	56%
Contracts and Grants	1,635	1,988	(353)	(18)%
Total Revenue	$2,692	$2,664	$28	1%
Operating Expense:
Research and Development	53,158	51,615	1,543	3%
General and Administrative	17,097	14,273	2,824	20%
Amortization of Acquired Intangible Assets	507	507	—	0%
Total Operating Expense	70,762	66,395	4,367	7%
Operating Loss	(68,070)	(63,731)	4,339	7%
Investment and Other Income, Net	1,445	1,198	247	21%
Net Loss	$(66,625)	$(62,533)	$4,092	7%

Net Loss

The $4.1 million increase in net loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily the result of an increase in general and administrative and research and development expenses, partially offset by an increase in investment and other income, net.

Revenue

The $0.4 million increase in product development and licensing agreements revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to our BMS agreement.  The $0.4 million decrease in contracts and grants revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to our Rockefeller University agreement.

Research and Development Expense

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Personnel	$17,611	$13,773	$3,838	28%
Laboratory Supplies	1,661	2,429	(768)	(32)%
Facility	2,884	2,768	116	4%
License Fees	439	209	230	110%
Product Development	26,253	29,457	(3,204)	(11)%

The $3.8 million increase in personnel expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher stock-based compensation of $1.3 million and increased headcount.

The $0.8 million decrease in laboratory supply expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to lower manufacturing supply purchases.

The $0.1 million increase in facility expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to leases for additional space we entered into during the past year.

The $0.2 million increase in license fee expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates.

The $3.2 million decrease in product development expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily the result of a decrease in clinical trial costs of $5.8 million primarily related to decreases in Rintega clinical trial costs of $8.4 million, partially offset by increases in glembatumumab vedotin and varlilumab clinical trial costs of $3.0 million. Contract manufacturing increased $2.2 million and contract research and contract diagnostics also increased $0.2 million and $0.1 million, respectively.

General and Administrative Expense

The $2.8 million increase in general and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher stock-based compensation of $1.8 million, facility costs of $0.3 million and legal costs of $0.2 million.

Amortization Expense

Amortization expenses for the six months ended June 30, 2016 was relatively consistent as compared to the six months ended June 30, 2015.

Investment and Other Income, Net

The $0.2 million increase in investment and other income, net for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher levels of cash and investment balances compared to prior year.

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

At June 30, 2016, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $220.1 million. We incurred a net loss of $66.6 million for the six months ended June 30, 2016.  Net cash used in operations for the six months ended June 30, 2016 was $68.7 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2016 combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2018.

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

Operating Activities

Net cash used in operating activities was $68.7 million for the six months ended June 30, 2016 compared to $57.4 million for the six months ended June 30, 2015. The increase in net cash used in operating activities was primarily due to an increase in net loss of $4.1 million and changes in operating assets and liabilities.  We expect that cash used in operating activities will decrease over the next twelve months primarily related to the discontinuation of the Rintega program, which impact will be partially offset by increased expenses in our glembatumumab vedotin and varlilumab programs, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $26.2 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $81.2 million for the six months ended June 30, 2015. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the six months ended June 30, 2016 of $29.3 million as compared to net purchases of marketable securities of $78.1 million for the six months ended June 30, 2015.

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

Financing Activities

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2016 compared to $192.1 million for the six months ended June 30, 2015.  Net proceeds from stock issuances pursuant to employee benefit plans, were $0.3 million during the six months ended June 30, 2016 compared to $3.3 million for the six months ended June 30, 2015.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent.  In June and July 2016, we issued 593,111 and 1,109,536 shares under the agreement and raised $2.7 million and $5.0 million in net proceeds, respectively.  At July 31, 2016, we had $52.0 million remaining in aggregate offering price available under the agreement.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2016 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2016, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Controlled Equity Offering Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K, filed on May 19, 2016 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 8, 2016	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: August 8, 2016	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1

Controlled Equity Offering Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K, filed on May 19, 2016 with the Securities and Exchange Commission.

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