Form 10-Q
period 2016-09-30
Celldex Therapeutics, Inc.
filed 2016-11-07
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 101,248,821 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	Consolidated September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,743	$72,108
Marketable Securities	171,505	217,781
Accounts and Other Receivables	1,579	970
Prepaid and Other Current Assets	4,887	4,077
Total Current Assets	209,714	294,936
Property and Equipment, Net	11,355	11,461
Intangible Assets, Net	20,034	20,794
Other Assets	1,879	1,428
Goodwill	8,965	8,965
Total Assets	$251,947	$337,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,019	$1,506
Accrued Expenses	13,233	24,316
Current Portion of Long-Term Liabilities	4,378	4,418
Total Current Liabilities	18,630	30,240
Other Long-Term Liabilities	16,225	17,239
Total Liabilities	34,855	47,479

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2016 and December 31, 2015	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 101,248,821 and 98,685,595 Shares Issued and Outstanding at September 30, 2016 and December 31, 2015, respectively	101	99
Additional Paid-In Capital	901,560	878,655
Accumulated Other Comprehensive Income	2,610	2,307
Accumulated Deficit	(687,179)	(590,956)
Total Stockholders’ Equity	217,092	290,105
Total Liabilities and Stockholders’ Equity	$251,947	$337,584

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Consolidated Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Consolidated Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
REVENUE:
Product Development and Licensing Agreements	$493	$377	$1,551	$1,053
Contracts and Grants	1,727	649	3,362	2,636
Total Revenue	2,220	1,026	4,913	3,689

OPERATING EXPENSE:
Research and Development	25,009	24,656	78,168	76,271
General and Administrative	6,950	8,487	24,049	22,761
Amortization of Acquired Intangible Assets	254	254	760	760
Total Operating Expense	32,213	33,397	102,977	99,792

Operating Loss	(29,993)	(32,371)	(98,064)	(96,103)
Investment and Other Income, Net	395	391	1,841	1,590
Net Loss	$(29,598)	$(31,980)	$(96,223)	$(94,513)

Basic and Diluted Net Loss Per Common Share (Note 3)	$(0.29)	$(0.32)	$(0.97)	$(0.98)

Shares Used in Calculating Basic and Diluted Net Loss per Share (Note 3)	100,672	98,568	99,398	96,518

COMPREHENSIVE LOSS:
Net Loss	$(29,598)	$(31,980)	$(96,223)	$(94,513)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	—	—	—	15
Unrealized Gain (Loss) on Marketable Securities	(113)	124	303	(45)
Comprehensive Loss	$(29,711)	$(31,856)	$(95,920)	$(94,543)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Consolidated Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(96,223)	$(94,513)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,135	2,151
Amortization of Intangible Assets	760	760
Amortization and Premium of Marketable Securities, Net	768	(501)
Loss on Sale or Disposal of Assets	74	—
Stock-Based Compensation Expense	11,709	8,677
Non-Cash Expense	1,638	216
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(609)	(100)
Prepaid and Other Current Assets	(325)	(478)
Other Assets	—	6
Accounts Payable and Accrued Expenses	(11,560)	(70)
Other Liabilities	(1,054)	(1,290)
Net Cash Used in Operating Activities	(92,687)	(85,142)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	194,915	129,349
Purchases of Marketable Securities	(149,877)	(193,815)
Investment in Other	(1,801)	—
Acquisition of Property and Equipment	(2,113)	(4,469)
Net Cash Provided by (Used in) Investing Activities	41,124	(68,935)

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	10,666	188,840
Proceeds from Issuance of Stock from Employee Benefit Plans	532	3,993
Net Cash Provided by Financing Activities	11,198	192,833

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	15

Net (Decrease) Increase in Cash and Cash Equivalents	(40,365)	38,771
Cash and Cash Equivalents at Beginning of Period	72,108	28,020
Cash and Cash Equivalents at End of Period	$31,743	$66,791

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	65	38

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

At September 30, 2016, the Company had cash, cash equivalents and marketable securities of $203.2 million.  The Company incurred a loss of $96.2 million for the nine months ended September 30, 2016.  Net cash used in operations for the nine months ended September 30, 2016 was $92.7 million. The Company believes that the cash, cash equivalents and marketable securities at September 30, 2016 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months.

During the next twelve months, the Company may take further steps to raise additional capital to meet its long-term liquidity needs.  These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2016 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2015, except for the adoption of new accounting standards during the first nine months of 2016 as discussed below.

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

In August 2016, the FASB issued a new U.S. GAAP accounting standard which clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for us on January 1, 2018. The Company is currently evaluating the potential impact that this standard may have on the Company’s financial statements.

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

	Nine Months Ended September 30,
	2016	2015

Stock options	10,150,598	8,098,128
Restricted stock	60,000	29,750
	10,210,598	8,127,878

(4)  Comprehensive Loss

The changes in Accumulated Other Comprehensive Income by component for the three and nine months ended September 30, 2016 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three or nine months ended September 30, 2016.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
		(In thousands)
Balance at June 30, 2016	$127	$2,596	$2,723
Other comprehensive loss before reclassifications	(113)	—	(113)
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive loss	(113)	—	(113)
Balance at September 30, 2016	$14	$2,596	$2,610

Balance at December 31, 2015	$(289)	$2,596	$2,307
Other comprehensive income before reclassifications	303	—	303
Amounts reclassified from other comprehensive income	—	—	—
Net current-period other comprehensive income	303	—	303
Balance at September 30, 2016	$14	$2,596	$2,610

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of September 30, 2016	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$23,003	$—	$23,003	$—
Marketable securities	171,505	—	171,505	—
	$194,508	$—	$194,508	$—

	As of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Money market funds and cash equivalents	$59,831	$—	$59,831	$—
Marketable securities	217,781	—	217,781	—
	$277,612	$—	$277,612	$—

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
	(In thousands)
September 30, 2016
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$61,179	$28	$(4)	$61,203
Maturing after one year through three years	334	12	—	346
Total U.S. government and municipal obligations	$61,513	$40	$(4)	$61,549
Corporate debt securities
Maturing in one year or less	$109,978	$12	$(34)	$109,956
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$109,978	$12	$(34)	$109,956
Total marketable securities	$171,491	$52	$(38)	$171,505

December 31, 2015
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$48,871	$4	$(20)	$48,855
Maturing after one year through three years	15,940	24	(57)	15,907
Total U.S. government and municipal obligations	$64,811	$28	$(77)	$64,762
Corporate debt securities
Maturing in one year or less	$129,327	$2	$(141)	$129,188
Maturing after one year through three years	23,932	1	(102)	23,831
Total corporate debt securities	$153,259	$3	$(243)	$153,019
Total marketable securities	$218,070	$31	$(320)	$217,781

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of September 30, 2016. Marketable securities include $0.7 million and $1.5 million in accrued interest at September 30, 2016 and December 31, 2015, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		September 30, 2016			December 31, 2015
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$11,800	—	$11,800	$11,800	—	$11,800
Amgen Amendment	16 years	14,500	$(6,276)	8,224	14,500	$(5,605)	8,895
Core Technology	11 years	1,296	(1,286)	10	1,296	(1,197)	99
Total Intangible Assets		$27,596	$(7,562)	$20,034	$27,596	$(6,802)	$20,794
Goodwill	Indefinite	$8,965	—	$8,965	$8,965	—	$8,965

The IPR&D intangible asset was recorded in connection with the acquisition of CuraGen and relates to the development of glembatumumab vedotin.  At the date of acquisition and at September 30, 2016, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use.  Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

The Company performed an annual impairment test of the IPR&D and goodwill assets as of July 1, 2016 and concluded that the IPR&D and goodwill assets were not impaired.

(8) Other Assets

In April 2016, the Company entered into a research and collaboration agreement with an undisclosed private company to access novel technologies and paid $3.5 million to support research activities and make an investment in the private company. The Company initially recorded $1.8 million to other assets related to this investment and $1.7 million was recorded to prepaid and other currents assets and is being amortized over the term of the agreement.  At September 30, 2016, $0.8 million remained recorded to prepaid research related to this collaboration.

(9) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Deferred Rent	$400	$409
Net Deferred Tax Liability related to IPR&D	4,661	4,661
Deferred Income from Sale of Tax Benefits	11,620	12,219
Deferred Revenue	3,922	4,368
Total	20,603	21,657
Less Current Portion	(4,378)	(4,418)
Long-Term Portion	$16,225	$17,239

In November 2015, December 2014, January 2014, January 2013 and January 2012, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits worth $9.8 million, $1.9 million, $1.1 million, $0.8 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million, $0.8 million and $0.7 million, respectively.  Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.  During the nine months ended September 30, 2016 and 2015, the Company recorded $0.6 million and $0.6 million to other income related to the sale of these tax benefits, respectively.

(10) Stockholders’ Equity

In March 2015, the Company issued 8,337,500 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $188.8 million, after deducting underwriting fees and offering expenses.

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent.  Subject to the terms and conditions of the agreement, Cantor will sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the agreement, the Company pays Cantor a fixed commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor, as agent.   During the nine months ended September 30, 2016, the Company issued 2,395,949 shares under the agreement and raised $10.7 million in net proceeds.  At September 30, 2016, the Company had $48.8 million remaining in aggregate gross offering price available under the agreement.

(11)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2015	8,110,239		$13.13	6.7
Granted	2,314,550	$
Exercised	(47,942)	$
Canceled	(226,249)	$
Options Outstanding at September 30, 2016	10,150,598		$11.26	6.7
Options Vested and Expected to Vest at September 30, 2016	10,071,300		$11.26	6.7
Options Exercisable at September 30, 2016	5,871,345		$10.54	5.1
Shares Available for Grant under the 2008 Plan	3,641,582

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2016 was $3.22 per share. Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$2,042	$1,715	$5,866	$4,228
General and administrative	1,754	2,153	5,843	4,449
Total stock-based compensation expense	$3,796	$3,868	$11,709	$8,677

The fair values of employee and director stock options granted during the three and nine months ended September 30, 2016 and 2015 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected stock price volatility	76%	67%	70 - 77%	67 - 69%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.4%	1.9%	1.4 - 1.6%	1.8 - 2.2%
Expected dividend yield	None	None	None	None

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

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years.  Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”).  The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial.  These BMS payments will be recognized as revenue under the CAPM.  The Company recorded $0.5 million and $1.5 million in revenue related to the BMS agreement during the three and nine months ended September 30, 2016, respectively, and $0.3 million and $1.0 million during the three and nine months ended September 30, 2015, respectively.

Rockefeller University (Rockefeller)

In September 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company performs research and development services for Rockefeller.  The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed.  The Company recorded $1.1 million and $1.8 million in revenue related to the Rockefeller agreement during the three and nine months ended September 30, 2016, respectively, and $0.5 million and $2.1 million during the three and nine months ended September 30, 2015, respectively.

(13)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2016 and December 31, 2015 against the Company’s net deferred tax assets.

(14)  Subsequent Event

On November 1, 2016, the Company entered into an Agreement and Plan of merger pursuant to which the Company will acquire Kolltan Pharmaceuticals, Inc., a Delaware corporation.   Kolltan is a privately-held, clinical-stage biopharmaceutical company focused on the discovery and development of novel antibody-based drugs targeting receptor tyrosine kinases, or RTKs, for the treatment of cancer and other diseases with significant unmet need.  In connection with the closing of the transactions contemplated by the merger agreement, the Company will be required to issue to the holders of Kolltan’s capital stock and a lender to Kolltan an aggregate of 19,218,942 shares of the Company’s common stock, with a value of $62.5 million based on the average closing price of the Company’s stock for the five trading day period ending on October 28, 2016.  The merger agreement further provides that the number of shares that can be issued at the closing would be increased or decreased by no more than 5% in either direction based on the comparable average closing prices over the five trading days ending three calendar days prior to the closing date. In addition, at closing, certain officers of Kolltan will receive an aggregate of approximately 461,000 shares of the Company’s common stock in lieu of cash severance obligations owed to them by Kolltan.  In addition, in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or the Company’s development programs and certain commercial milestones related to Kolltan’s product candidates are achieved, the Company will be required to pay Kolltan’s stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at the Company’s sole election, in cash, in shares of the Company’s common stock or a combination of both, subject to NASDAQ listing requirements which require the Company to obtain stockholder approval of stock issuances which would exceed 19.9% of the Company’s common stock outstanding prior to the merger and provisions of the merger agreement.  Shares of the Company’s common stock issued in connection with a milestone payment, if any, will be valued based on the average closing price per share of the Company’s common stock for the five trading day period ending three calendar days prior to the achievement of such milestone.  The merger agreement also provides that in no event will the shares issuable by the Company at closing exceed 19.9% of the outstanding shares of the Company’s common stock as of the date of the merger agreement. If the shares that the Company would otherwise be required to issue at the closing exceeds 19.9% of the outstanding shares of the Company’s common stock (measured as of the date of the merger agreement), the excess shares will not be issued at the closing and, instead, the value of those shares will be added to the first contingent milestone.

The closing is subject to customary closing conditions, including that 60% of Kolltan’s stockholders have approved the merger agreement. The merger is expected to close prior to the end of 2016.

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

•                  failure to obtain approval of the merger from Kolltan’s stockholders;

•                  our or Kolltan’s inability to satisfy in a timely manner or at all the closing conditions of, and to consummate, the merger;

•                  our ability to successfully integrate our and Kolltan’s businesses and to operate the combined business efficiently;

•                  our ability to realize the anticipated benefits from the acquisition of Kolltan;

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

•                  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against a European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the heading “Risk Factors” listed elsewhere in this report and under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K/A for the year ended December 31, 2015 and other reports that we file with the Securities and Exchange Commission.

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

During the past five years through December 31, 2015, we incurred an aggregate of $351.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2016 and 2015. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Glembatumumab vedotin	$20,577	$13,907
Varlilumab	22,777	12,480
CDX-1401	3,804	2,820
CDX-301	3,402	1,658
CDX-014	3,059	4,782
Rintega	14,624	34,139
Other Programs	9,925	6,485
Total R&D Expense	$78,168	$76,271

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

IC = Investigator’s Choice; Tumor response assessed by RECIST 1.1, inclusive of response observed at a single time point.

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

We presented data from the single-agent cohort at the European Society for Medical Oncology (ESMO) Congress in October 2016. The cohort enrolled 62 evaluable patients with unresectable stage III (n=1; 2%) or stage IV (n=61; 98%) melanoma. All patients had progressed after checkpoint therapy, and almost all patients had received both ipilimumab (n=58; 94%) and PD-1/PDL-1 (n=58; 94%) therapy. Twelve patients presented with BRAF mutation, and eleven had prior treatment with BRAF or BRAF/MEK targeted agents. The primary endpoint of the cohort (6 or more objective responses in the first 52 patients enrolled) was exceeded. 7 of 62 (11%) patients experienced a confirmed response, and an additional 3 patients also experienced single timepoint responses. The median duration of response was 6.0 months. A 52% disease control rate (patients without progression for greater than three months) was demonstrated and median progression-free survival (PFS) for all patients was 4.4 months. In addition, patients who experienced rash in the first cycle of treatment had a 20% confirmed response rate and a more prolonged PFS of 5.5 months [p=0.054; HR=0.52 (0.27, 1.02)]. Based on these results, we are exploring opening a new arm in the study to assess a glembatumumab vedotin and checkpoint inhibition combination. We also intend to conduct exploratory analyses of pre-entry skin biopsies in future patients to investigate potential predictors of response to glembatumumab vedotin, given the association of rash and outcome.

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

We presented updated data from this Phase 1 study in November 2014. Varlilumab was very well tolerated and induced immunologic activity in patients that is consistent with both its mechanism of action and preclinical models. A total of 90 patients have been dosed in the study. 56 patients have been dosed in dose escalation cohorts (various solid and hematologic B-cell tumors), and 34 patients have been dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with checkpoint blockade have been observed. Two patients experienced significant objective responses including a complete response in Hodgkin lymphoma (continues at 33.1+ months) and a partial response in renal cell carcinoma of 27.7+ months. Thirteen patients experienced stable disease with a range of 3-47.3+ months (as of September 2016) to-date. Based on the results observed in hematologic malignancies, an expansion cohort in up to 15 patients with Hodgkin lymphoma, and an abbreviated dose escalation in T cell hematologic malignancies were added and are now closed to enrollment. Any incremental data updates from this study will be included in future scientific presentations/publications.

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

The Phase 2 portion of the study opened to enrollment in April 2016. A protocol amendment added additional arms evaluating alternate dosing schedules in both renal cell carcinoma and squamous cell head and neck cancer. A cohort in non-small cell lung cancer was removed prior to enrolling any patients to accommodate the addition of these new arms. As amended, the overall study size has increased and includes cohorts in colorectal cancer (n=18), ovarian cancer (n=18), head and neck squamous cell carcinoma (n=48), renal cell carcinoma (n=75) and glioblastoma (n=20). The primary objective of the Phase 2 cohorts will be ORR, except glioblastoma, where the primary objective is the rate of 12-month overall survival. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment.

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

Phase 1/2 Varlilumab/Sutent® Combination Study:  In May 2015, we initiated a Phase 1/2 safety and tolerability study examining the combination of varlilumab and sunitinib (Sutent) in patients with metastatic clear cell renal cell carcinoma. The Phase 1 portion of the study will assess the safety and tolerability of varlilumab at varying doses when administered with sunitinib to identify a recommended dose for the Phase 2 portion of the study. The primary objective of the Phase 2 portion of the study is to assess the preliminary anti-tumor efficacy of the varlilumab/sunitinib combination measured by the overall response rate. Secondary objectives include safety and tolerability, pharmacokinetics, immunogenicity and further assessment of anti-tumor activity across a broad range of endpoints. We believe that the Phase 1 portion of the study will complete enrollment by year-end.

Phase 1/2 Varlilumab/Yervoy® +/- CDX-1401 Combination Study:  In April 2015, we initiated a Phase 1/2 safety pilot and expansion study examining the combination of varlilumab and Yervoy in patients with stage III or IV metastatic melanoma. Since initiating the study, the standard of care has evolved and there has been increasing physician relucatance to use Yervoy in this setting. As such, given the broad development strategy in place for varlilumab, we have decided to close this study.

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

In addition to our sponsored studies, CDX-1401’s potential activity is also being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in metastatic melanoma by the Cancer Immunotherapy Trials Network under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine if CDX-1401 works better with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is complete and initial results were presented in June at the 2016 American Society of Clinical Oncology (ASCO) Annual Meeting. The data confirmed that CDX-1401 is effective at driving NY-ESO-1 immunity and further demonstrated the value of CDX-301 as a combination agent for enhancing tumor specific immune responses. Based on results to date, plans for additional studies are being considered, including a targeted study in NY-ESO-1 positive disease to determine if these enhanced immune responses can translate to improved clinical outcomes.

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

Rintega

On March 7, 2016, we announced that our Phase 3 study of Rintega® in patients with newly diagnosed EGFRvIII-positive glioblastoma was being discontinued. This decision was made based on the outcome of a preplanned interim analysis conducted by an independent Data Safety and Monitoring Board (DSMB). The DSMB determined that continuation of the study would not result in reaching statistical significance for the primary endpoint of the study, overall survival in patients with minimal residual disease, as both the Rintega arm and the control arm were performing on par with each other. In the ACT IV study, Rintega performed consistently with prior Phase 2 studies but the control arm significantly outperformed expectations (Hazard ratio = 0.99; median OS: Rintega 20.4 months vs. control 21.1 months). Based on this recommendation, we discontinued the study. Study closure activities are substantially complete, and we continue to anticipate that we will not incur substantial additional costs related to Rintega at this time. We have conducted a thorough review of the data, and plan to present the ACT IV results at the Society for Neuro-Oncology Annual Meeting in November of 2016. All patients on the Rintega arm of the ACT IV study, prior Phase 2 studies and existing compassionate use recipients have been offered ongoing access to Rintega on a compassionate use basis.

Proposed acquisition of Kolltan Pharmaceuticals

On November 1, 2016, we announced that we had entered into a definitive agreement to acquire Kolltan Pharmaceuticals, Inc., a privately held clinical-stage company focused on the discovery and development of novel, antibody-based drugs targeting receptor tyrosine kinases (RTKs). Kolltan has reported clinical and preclinical data that its drug candidates can help overcome tumor resistance mechanisms associated with current tyrosine kinase inhibitors and seen in patients who have failed other cancer therapies. We believe Kolltan’s clinical candidates and preclinical platform are highly compatible with our scientific approach and can be developed independently and in combination with our existing product candidates. The transaction, which is subject to the receipt of Kolltan stockholder approval and other customary closing conditions, is expected to be completed by year-end. It is our intention to integrate the Kolltan programs and small number of Kolltan employees without impacting our planned cash burn. To achieve this, we are conducting a review and prioritization of our growing preclinical and clinical pipeline to identify areas of improved efficiency and cost savings and may elect to delay the initiation of previously disclosed studies until this review is complete. Assuming the transaction closes by year-end, we will provide an update on our development strategy in the first quarter of 2017.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 compared with Three Months Ended September 30, 2015

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$493	$377	$116	31%
Contracts and Grants	1,727	649	1,078	166%
Total Revenue	$2,220	$1,026	$1,194	116%
Operating Expense:
Research and Development	25,009	24,656	353	1%
General and Administrative	6,950	8,487	(1,537)	(18)%
Amortization of Acquired Intangible Assets	254	254	—	0%
Total Operating Expense	32,213	33,397	(1,184)	(4)%
Operating Loss	(29,993)	(32,371)	(2,378)	(7)%
Investment and Other Income, Net	395	391	4	1%
Net Loss	$(29,598)	$(31,980)	$(2,382)	(7)%

Net Loss

The $2.4 million decrease in net loss for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily the result of an increase in contracts and grants revenue and a decrease in general and administrative expenses

Revenue

The $0.1 million increase in product development and licensing agreements revenue for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to our BMS agreement.  In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years.  The $1.1 million increase in contracts and grants revenue for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller and an increase in grant revenue.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Personnel	$8,940	$7,872	$1,068	14%
Laboratory Supplies	1,114	1,160	(46)	(4)%
Facility	1,537	1,487	50	3%
License Fees	942	624	318	51%
Product Development	10,697	11,930	(1,233)	(10)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes.  The $1.1 million increase in personnel expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to increased headcount and higher stock-based compensation of $0.3 million.  We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  Laboratory supply expenses for the three months ended September 30, 2016 were consistent with the three months ended September 30, 2015.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $0.1 million increase in facility expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to an increase in rent expense.  We expect facility expenses to increase over the next twelve months due to our recent lease amendments, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  The $0.3 million increase in license fee expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $1.2 million decrease in product development expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $3.9 million decrease in Rintega clinical trial costs, partially offset by increases in glembatumumab vedotin and varlilumab clinical trial costs of $0.7 million and $1.1 million, respectively. An increase in contract manufacturing costs of $1.7 million was partially offset by a decrease in contract diagnostics costs of $0.8 million.  We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.5 million decrease in general and administrative expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to lower commercial planning costs of $0.4 million and lower stock-based compensation of $0.4 million. We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended September 30, 2016 were relatively consistent compared to the three months ended September 30, 2015.  We expect amortization expense of acquired intangible assets to increase over the next twelve months if the Kolltan acquisition closes.

Investment and Other Income, Net

Investment and other income, net for the three months ended September 30, 2016 was relatively consistent compared to the three months ended September 30, 2015. We anticipate investment income to decrease over the next twelve months.

Nine Months Ended September 30, 2016 compared with Nine Months Ended September 30, 2015

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,551	$1,053	$498	47%
Contracts and Grants	3,362	2,636	726	28%
Total Revenue	$4,913	$3,689	$1,224	33%
Operating Expense:
Research and Development	78,168	76,271	1,897	2%
General and Administrative	24,049	22,761	1,288	6%
Amortization of Acquired Intangible Assets	760	760	—	0%
Total Operating Expense	102,977	99,792	3,185	3%
Operating Loss	(98,064)	(96,103)	1,961	2%
Investment and Other Income, Net	1,841	1,590	251	16%
Net Loss	$(96,223)	$(94,513)	$1,710	2%

Net Loss

The $1.7 million increase in net loss for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily the result of an increase in research and development and general and administrative expenses, partially offset by an increase in revenue.

Revenue

The $0.5 million increase in product development and licensing agreements revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to our BMS agreement.  The $0.7 million increase in contracts and grants revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to an increase in grant revenue.

Research and Development Expense

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Personnel	$26,551	$21,644	$4,907	23%
Laboratory Supplies	2,774	3,589	(815)	(23)%
Facility	4,421	4,255	166	4%
License Fees	1,381	833	548	66%
Product Development	36,950	41,387	(4,437)	(11)%

The $4.9 million increase in personnel expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to increased headcount and higher stock-based compensation of $1.6 million.

The $0.8 million decrease in laboratory supply expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to lower manufacturing supply purchases.

The $0.2 million increase in facility expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to an increase in rent expense.

The $0.5 million increase in license fee expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to the timing of certain development and/or regulatory milestones achieved by our drug candidates.

The $4.4 million decrease in product development expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $12.4 million decrease in Rintega clinical trial costs, partially offset by increases in glembatumumab vedotin and varlilumab clinical trial costs of $2.5 million and $2.3 million, respectively. An increase in contract manufacturing costs of $4.0 million was partially offset by a decrease in contract diagnostic costs of $0.6 million.

General and Administrative Expense

The $1.3 million increase in general and administrative expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to higher stock-based compensation of $1.4 million.

Amortization Expense

Amortization expenses for the nine months ended September 30, 2016 was relatively consistent as compared to the nine months ended September 30, 2015.

Investment and Other Income, Net

The $0.3 million increase in investment and other income, net for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to higher investment income.

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

On November 1, 2016, we announced that we had entered into a definitive agreement to acquire Kolltan Pharmaceuticals, Inc., a privately held clinical-stage company focused on the discovery and development of novel, antibody-based drugs targeting receptor tyrosine kinases (RTKs). The transaction, which is subject to the receipt of Kolltan stockholder approval and other customary closing conditions, is expected to be completed by year-end. It is our intention to integrate the Kolltan programs and small number of Kolltan employees without impacting our planned cash burn. To achieve this, we are conducting a review and prioritization of our growing preclinical and clinical pipeline to identify areas of improved efficiency and cost savings and may elect to delay the initiation of previously disclosed studies until this review is complete. Assuming the transaction closes by year-end, we will provide an update on our development strategy in the first quarter of 2017.

In addition, in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and certain commercial milestones related to Kolltan’s product candidates are achieved, Celldex will be required to pay Kolltan’s stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to NASDAQ listing requirements and provisions of the merger agreement.

At September 30, 2016, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $203.2 million. We incurred a loss of $96.2 million for the nine months ended September 30, 2016.  Net cash used in operations for the nine months ended September 30, 2016 was $92.7 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2016 combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2018, however, this could be impacted if we elected to pay Kolltan contingent milestones in cash.

During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs.  Our capital raising activities may include, but may not be limited to, one or more of the following: the licensing of technology programs with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

Operating Activities

Net cash used in operating activities was $92.7 million for the nine months ended September 30, 2016 compared to $85.1 million for the nine months ended September 30, 2015. The increase in net cash used in operating activities was primarily due to an increase in net loss of $1.7 million and changes in working capital.  We expect that cash used in operating activities will decrease over the next twelve months primarily related to the discontinuation of the Rintega program, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $41.1 million for the nine months ended September 30, 2016 compared to net cash used in investing activities $68.9 million for the nine months ended September 30, 2015. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the nine months ended September 30, 2016 of $45.0 million as compared to net purchases of marketable securities $64.5 million for the nine months ended September 30, 2015.

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

Financing Activities

Net cash provided by financing activities was $11.2 million for the nine months ended September 30, 2016 compared to $192.8 million for the nine months ended September 30, 2015.  Net proceeds from stock issuances pursuant to employee benefit plans were $0.5 million during the nine months ended September 30, 2016 compared to $4.0 million for the nine months ended September 30, 2015.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent.  During the nine months ended September 30, 2016, we issued 2,395,949 shares under the agreement and raised $10.7 million in net proceeds.  At September 30, 2016, we had $48.8 million remaining in aggregate offering price available under the agreement.

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

Merger Agreement with Kolltan

On November 1, 2016, we entered into an Agreement and Plan of merger pursuant to which we will acquire Kolltan Pharmaceuticals, Inc., a Delaware corporation.  Kolltan is a privately-held, clinical-stage biopharmaceutical company focused on the discovery and development of novel antibody-based drugs targeting receptor tyrosine kinases, or RTKs, for the treatment of cancer and other diseases with significant unmet need.  In connection with the closing of the transactions contemplated by the merger agreement, we will be required to issue to the holders of Kolltan’s capital stock and a lender to Kolltan an aggregate of 19,218,942 shares of Celldex’s common stock, with a value of $62.5 million based on the average closing price of Celldex’s stock for the five trading day period ending on October 28, 2016.  The merger agreement further provides that the number of shares that can be issued at the closing would be increased or decreased by no more than 5% in either direction based on the comparable average closing prices over the five trading days ending three calendar days prior to the closing date. In addition, at closing, certain officers of Kolltan will receive an aggregate of approximately 461,000 shares of Celldex’s common stock in lieu of cash severance obligations owed to them by Kolltan.  In addition, in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and certain commercial milestones related to Kolltan’s product candidates are achieved, Celldex will be required to pay Kolltan stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to NASDAQ listing requirements which require us to obtain stockholder approval of stock issuances which would exceed 19.9% of our common stock outstanding prior to the merger and provisions of the merger agreement.  Shares of Celldex common stock issued in connection with a milestone payment, if any, will be valued based on the average closing price per share of Celldex common stock for the five trading day period ending three calendar days prior to the achievement of such milestone.  The merger agreement also provides that in no event will the shares issuable by us at closing exceed 19.9% of the outstanding shares of our common stock as of the date of the merger agreement. If the shares that we would otherwise be required to issue at the closing exceeds 19.9% of the outstanding shares of our common stock (measured as of the date of the merger agreement), the excess shares will not be issued at the closing and, instead, the value of those shares will be added to the first contingent milestone.

The closing is subject to customary closing conditions, including that 60% of Kolltan’s stockholders have approved the merger agreement. The merger is expected to close prior to the end of 2016.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2016 due to the short-term maturities of these instruments.

Item 4.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2016, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Merger

Our stockholders will experience significant dilution in connection with the merger.

Following the merger, Celldex stockholders will own in the aggregate a significantly smaller percentage of the combined company than they currently own. Immediately after the effective time of the merger, Celldex’s current stockholders will own approximately 84% of the combined company. In addition, pursuant to the terms of the merger agreement, Celldex may issue additional shares of its common stock having a value of up to $172.5 million if the specified preclinical and clinical development milestones for the Celldex programs and the Kolltan programs and the commercial milestones for the Kolltan programs are achieved, which would result in further dilution to the Celldex stockholders.  Consequently, Celldex stockholders, as a general matter, may have less influence over the management and policies of the combined company than they currently exercise over the management and policies of Celldex.

If the combined company is unable to realize the full strategic and financial benefits anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

The lack of a public market for Kolltan’s stock makes it difficult to determine the fair market value of Kolltan, and the merger consideration to be issued to Kolltan stockholders may exceed the actual value of Kolltan.

The outstanding capital stock of Kolltan is privately held and is not traded on any public market, which makes it difficult to determine the fair market value of Kolltan. There can be no assurances that the merger consideration to be issued to Kolltan stockholders and its lender will not exceed the actual value of Kolltan.

The conditions under the merger agreement to consummation of the merger may not be satisfied at all or in the anticipated timeframe.

The consummation of the merger is subject to certain customary closing conditions, including the approval of the merger by at least 60% of Kolltan’s stockholders, the accuracy of the representations and warranties contained in the merger agreement, subject to certain materiality qualifications, compliance by the parties with their respective covenants under the merger agreement and no law or order preventing the merger. These conditions are described in more detail in the merger agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 1, 2016 and incorporated herein by reference.

We intend to pursue all required approvals in accordance with the merger agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement.

Each of Celldex and Kolltan will be subject to business uncertainties and contractual restrictions while the Kolltan merger is pending.

Uncertainty about the effect of the merger on employees and strategic partners may have an adverse effect on Kolltan and consequently on Celldex. These uncertainties may impair Kolltan’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause strategic partners and others that deal with Kolltan to seek to change existing business relationships with Kolltan. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with Celldex. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Celldex, Celldex’s business following the merger could be harmed.

The market price of our common stock following the merger may decline as a result of the transaction.

The market price of our common stock may decline as a result of the merger for a number of reasons, including if:

•                  investors react negatively to the prospects of the combined company’s business and prospects;

•                  investors react negatively to the potential dilution from any milestone payments; or

•                  the performance of the combined company’s business or its future prospects are not consistent with the expectations of financial or industry analysts.

We and Kolltan have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We, and if the merger is consummated, the combined company may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since inception and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. Kolltan has also incurred significant operating losses since inception as they developed their products candidates. Neither we nor Kolltan currently generate any revenue from sales, and we may never be able to commercialize any of our product candidates. Neither we nor Kolltan currently have the required approvals to market any product candidates and may never receive such approvals.

We intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years. If the merger is consummated, our portfolio of product candidates will expand significantly and as a result we expect that our losses will increase as we fund the development of the combined company’s expanded product candidate portfolio.

We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Even if the merger is consummated, we may fail to realize the anticipated benefits of the merger.

The success of the merger will depend on, among other things, the combined company’s ability to achieve its business objectives, including the successful development of its product candidates. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.

Achieving the benefits of the merger will depend in part on the successful integration of Kolltan’s preclinical and clinical programs, operations and personnel in a timely and efficient manner. If we cannot successfully integrate Kolltan’s preclinical and clinical programs, operations and personnel, we may not realize the expected benefits of the merger. The integration process may result in the disruption of each company’s ongoing business, an adverse impact on the value of our assets, or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to comply with reporting obligations as a public company, to satisfy our obligations to third parties or to achieve the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•                  using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•                  appropriately managing the liabilities of the combined company;

•                  potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company; and

•                  performance shortfalls as a result of the diversion of management’s attention caused by completing the merger.

Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the merger could have an adverse effect on the business prospects and results of operations of the combined company. Such an adverse effect may impact the value of the shares of the combined company’s common stock after the completion of the merger.

Integrating Kolltan’s organization is expected to be costly and may divert management’s attention away from our operations.

We expect to incur significant costs integrating Kolltan’s operations, facility, products and personnel. Furthermore, successful integration of Kolltan’s preclinical and clinical programs, operations, and personnel may place a significant burden on our management and internal resources. The costs of integrating Kolltan’s operations with ours and the diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the preclinical and clinical trial programs of Kolltan and/or Celldex and could otherwise harm our business, financial condition and operating results.

We may pay the milestone consideration in cash.

The merger agreement provides that in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and certain commercial milestones related to Kolltan’s product candidates are achieved, we will be required to pay Kolltan’s stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both (except with respect to non-accredited former shareholders of Kolltan to whom we will pay cash).  Pursuant to applicable NASDAQ listing rules, we are required to obtain stockholder approval of such issuances of our common stock to the extent that such issuances exceed 19.9% of our common stock outstanding prior to the merger.  If we do not obtain stockholder approval of such common stock issuances, we may elect to pay the milestone consideration in cash to maintain compliance with applicable NASDAQ listing standards.  We may still decide to pay cash even if we obtain stockholder approval.  We may require additional capital to fund any milestone payments in cash, depending on the facts and circumstances at the time such payments become due.

We may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

Item 6.	Exhibits
2.1

Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2016 with the Securities and Exchange Commission.

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

10.1

Amended and Restated Employment Agreement, dated August 10, 2016, by and between Elizabeth Crowley and Celldex Therapeutics., Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 11, 2016 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 7, 2016	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: November 7, 2016	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2016 with the Securities and Exchange Commission.

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

10.1

Amended and Restated Employment Agreement, dated August 10, 2016, by and between Elizabeth Crowley and Celldex Therapeutics., Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 11, 2016 with the Securities and Exchange Commission.

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