Form 10-Q
period 2017-03-31
Celldex Therapeutics, Inc.
filed 2017-05-09
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of April 30, 2017, 125,104,714 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,497	$42,461
Marketable Securities	124,526	147,315
Accounts and Other Receivables	1,384	1,784
Prepaid and Other Current Assets	5,056	4,009
Total Current Assets	173,463	195,569
Property and Equipment, Net	12,411	13,192
Intangible Assets, Net	81,263	81,487
Other Assets	1,935	2,134
Goodwill	90,976	90,976
Total Assets	$360,048	$383,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,660	$1,740
Accrued Expenses	19,424	28,657
Current Portion of Long-Term Liabilities	4,940	4,826
Total Current Liabilities	27,024	35,223
Other Long-Term Liabilities	85,188	82,704
Total Liabilities	112,212	117,927

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2017 and December 31, 2016	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 124,173,729 and 120,516,654 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016, respectively	124	121
Additional Paid-In Capital	998,897	982,255
Accumulated Other Comprehensive Income	2,562	2,541
Accumulated Deficit	(753,747)	(719,486)
Total Stockholders’ Equity	247,836	265,431
Total Liabilities and Stockholders’ Equity	$360,048	$383,358

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
REVENUE:
Product Development and Licensing Agreements	$556	$453
Contracts and Grants	978	850
Total Revenue	1,534	1,303

OPERATING EXPENSE:
Research and Development	25,793	27,447
General and Administrative	7,229	9,307
Loss on Fair Value Remeasurement of Contingent Consideration	3,400	—
Amortization of Acquired Intangible Assets	224	253
Total Operating Expense	36,646	37,007

Operating Loss	(35,112)	(35,704)
Investment and Other Income, Net	851	1,031
Net Loss	$(34,261)	$(34,673)

Basic and Diluted Net Loss Per Common Share	$(0.28)	$(0.35)

Shares Used in Calculating Basic and Diluted Net Loss per Share	122,648	98,689

COMPREHENSIVE LOSS:
Net Loss	$(34,261)	$(34,673)
Other Comprehensive Income:
Unrealized Gain on Marketable Securities	21	380
Comprehensive Loss	$(34,240)	$(34,293)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(34,261)	$(34,673)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,366	742
Amortization of Intangible Assets	224	253
Amortization and Premium of Marketable Securities, Net	(23)	529
Loss on Sale or Disposal of Assets	—	70
Loss on Fair Value Remeasurement of Contingent Consideration	3,400	—
Stock-Based Compensation Expense	3,539	3,940
Non-Cash Expense	—	1,638
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	400	123
Prepaid and Other Current Assets	(989)	(1,741)
Other Assets	199	—
Accounts Payable and Accrued Expenses	(8,315)	(4,957)
Other Liabilities	(802)	(826)
Net Cash Used in Operating Activities	(35,262)	(34,902)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	73,736	74,939
Purchases of Marketable Securities	(50,961)	(48,860)
Acquisition of Property and Equipment	(374)	(540)
Net Cash Provided by Investing Activities	22,401	25,539

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	12,821	—
Proceeds from Issuance of Stock from Employee Benefit Plans	76	280
Net Cash Provided by Financing Activities	12,897	280

Net Increase (Decrease) in Cash and Cash Equivalents	36	(9,083)
Cash and Cash Equivalents at Beginning of Period	42,461	72,108
Cash and Cash Equivalents at End of Period	$42,497	$63,025

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	$370	278
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$209	—

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented.  The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2017.

At March 31, 2017, the Company had cash, cash equivalents and marketable securities of $167.0 million.  The Company has had recurring losses and incurred a loss of $34.3 million for the three months ended March 31, 2017.  Net cash used in operations for the three months ended March 31, 2017 was $35.3 million.  The Company believes that the cash, cash equivalents and marketable securities at May 9, 2017 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company will take further steps to raise additional capital to meet its liquidity needs. These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of future contingent milestones from the Kolltan acquisition, in the event that the Company achieves the drug candidate milestones related to those payments. The Company may decide to pay those milestone payments in cash. Further, if the Company does not obtain shareholder approval to issue shares in lieu of cash payments, the Company would need to make those payments in cash in order to meet its NASDAQ listing requirements. If the Company is unable to raise the funds necessary to meet its liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay on-going or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2017 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption of new accounting standards during the first three months of 2017 as discussed below.

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

During the three months ended March 31, 2017, the Company adopted a new U.S. GAAP accounting standard which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Upon adoption, the Company’s gross deferred tax assets and corresponding valuation allowance each increased by $17.7 million related to tax deductions from the exercise of stock options that previously would have been credited to additional paid-in-capital when realized.

During the three months ended March 31, 2017, the Company adopted a new U.S. GAAP accounting standard which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill.

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

	Three Months Ended March 31,
	2017	2016

Stock options	10,159,130	8,157,550
Restricted stock	50,000	9,750
	10,209,130	8,167,300

(4)  Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016 are summarized below. No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2017 and 2016.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Items	Total
	(In thousands )
Balance at December 31, 2015	$(289)	$2,596	$2,307
Other comprehensive income before reclassifications	380	—	380
Net current-period other comprehensive income	380	—	380
Balance at March 31, 2016	$91	$2,596	$2,687

Balance at December 31, 2016	$(55)	$2,596	$2,541
Other comprehensive income before reclassifications	21	—	21
Net current-period other comprehensive income	21	—	21
Balance at March 31, 2017	$(34)	$2,596	$2,562

(5)  Fair Value Measurements

The following tables set forth the Company’s financial assets subject to fair value measurements:

	As of December 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$20,445	—	$20,445	—
Marketable securities	$147,315	—	$147,315	—
	$167,760	—	$167,760	—
Liabilities:
Kolltan acquisition contingent consideration	$44,200	—	—	$44,200
	$44,200	—	—	$44,200

	As of March 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$28,572	—	$28,572	—
Marketable securities	$124,526	—	$124,526	—
	$153,098	—	$153,098	—
Liabilities:
Kolltan acquisition contingent consideration	$47,600	—	—	$47,600
	$47,600	—	—	$47,600

Contingent consideration liabilities related to acquisitions are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. In connection with the Kolltan acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. During the three months ended March 31, 2017, the Company recorded a $3.4 million loss on fair value remeasurement of contingent consideration primarily due to changes in discount rates and the passage of time. The following table represents a roll-forward of our acquisition-related contingent consideration (in thousands):

Three Months Ended March 31, 2017
Balance at beginning of period	$44,200
Milestone payments	—
Changes in fair value	3,400
Balance at end of period	$47,600

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
	(In thousands)
December 31, 2016
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$52,754	$5	$(12)	$52,747
Maturing after one year through three years	296	8	—	304
Total U.S. government and municipal obligations	$53,050	$13	$(12)	$53,051
Corporate debt securities
Maturing in one year or less	$94,320	$—	$(56)	$94,264
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$94,320	$—	$(56)	$94,264
Total marketable securities	$147,370	$13	$(68)	$147,315
March 31, 2017
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$35,515	$2	$(9)	$35,508
Maturing after one year through three years	153	6	—	159
Total U.S. government and municipal obligations	$35,668	$8	$(9)	$35,667
Corporate debt securities
Maturing in one year or less	$83,864	$4	$(38)	$83,830
Maturing after one year through three years	5,028	3	(2)	5,029
Total corporate debt securities	$88,892	$7	$(40)	$88,859
Total marketable securities	$124,560	$15	$(49)	$124,526

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of March 31, 2017. Marketable securities include $0.5 million and $0.6 million in accrued interest at March 31, 2017 and December 31, 2016, respectively.

(7)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		March 31, 2017			December 31, 2016
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$73,490	$—	$73,490	$73,490	$—	$73,490
Amgen Amendment	16 years	14,500	(6,727)	7,773	14,500	(6,503)	7,997
Total Intangible Assets		$87,990	$(6,727)	$81,263	$87,990	$(6,503)	$81,487
Goodwill	Indefinite	$90,976	$—	$90,976	$90,976	$—	$90,976

The IPR&D intangible asset recorded in connection with the CuraGen acquisition of $11.8 million relates to the development of glembatumumab vedotin. At the date of acquisition and at March 31, 2017, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

The Company performed an impairment test of the glembatumumab vedotin IPR&D and goodwill assets as of July 1, 2016 and concluded that goodwill was not impaired.

In connection with the Kolltan Acquisition, effective November 29, 2016, the Company recorded IPR&D intangible assets primarily related to the development of the CDX-1058, CDX-3379 and TAM programs with a fair value of $40.0 million, $3.5 million and $18.0 million, respectively. At the date of acquisition and at March 31, 2017, the CDX-1058, CDX-3379 and TAM programs had not yet reached technological feasibility nor did they have any alternative future use. CDX-0158 is a humanized monoclonal antibody currently in a Phase 1 dose escalation study in refractory gastrointestinal stromal tumors and CDX-3379 is a human monoclonal antibody which recently completed a Phase 1b study in patients with solid tumors. The TAM program is a multi-faceted broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AXL and MerTK, which are expressed on tumor-infiltrating macrophages, dendritic cells and some tumors.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Deferred Rent	$396	$398
Net Deferred Tax Liability related to IPR&D	28,054	28,054
Deferred Income from Sale of Tax Benefits	8,940	9,436
Accrued Lease Restructuring	1,258	1,154
Long-Term Severance	357	539
Contingent Milestones	47,600	44,200
Deferred Revenue	3,523	3,749
Total	90,128	87,530
Less Current Portion	(4,940)	(4,826)
Long-Term Portion	$85,188	$82,704

In November 2015, December 2014, January 2014 and January 2013, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million and $0.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the three months ended March 31, 2017 and 2016, the Company recorded $0.5 million and $0.6 million to other income related to the sale of these tax benefits, respectively.

In December 2016, the Company decided not to occupy the 11,500 square feet of expansion space (“Needham Expansion”) at its Needham, Massachusetts facility. The Company agreed to lease the Needham Expansion in August 2015 and the term of the lease expires in July 2020. The Company is actively trying to sublease the lease obligation. In March 2017, the Company terminated its lease in Branford, CT and consolidated its Connecticut operations in its New Haven, CT facility. The Company recorded restructuring expense of $0.2 million to general and administrative expense related to the Branford, CT lease termination. The activity related to accrued lease restructuring for the three months ended March 31, 2017 is presented below (in thousands):

Three Months Ended March 31, 2017
Balance at beginning of period	$1,154
Expense	184
Payments	(80)
Balance at end of period	$1,258

(9) Stockholders’ Equity

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. During three months ended March 31, 2017, Company issued 3,572,608 shares of its common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds to the Company of $12.8 million, after deducting commission and offering expenses. At March 31, 2017, the Company had $32.0 million remaining in aggregate gross offering price available under the agreement.

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2016	10,218,710	$11.14	6.5
Granted	15,100	$3.49
Exercised	—	$—
Canceled	(74,680)	$13.79
Options Outstanding at March 31, 2017	10,159,130	$11.11	6.3
Options Vested and Expected to Vest at March 31, 2017	10,069,706	$11.12	6.3
Options Exercisable at March 31, 2017	6,340,993	$11.14	4.9
Shares Available for Grant under the 2008 Plan	3,635,563

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2017 was $2.36.  Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was recorded as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Research and development	$1,893	$1,815
General and administrative	1,646	2,125
Total stock-based compensation expense	$3,539	$3,940

The fair values of employee stock options granted during the three months ended March 31, 2017 and 2016 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2017	2016
Expected stock price volatility	76 - 77%	70%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	2.3%	1.6%
Expected dividend yield	None	None

(11)  Revenue

Bristol-Myers Squibb Company (BMS)

In May 2014, the Company entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to the Company of $5.0 million and BMS and the Company amended the terms of the Company’s existing license agreement with Medarex, which was acquired by BMS, related to the Company’s CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from the Company to Medarex. In return, BMS was granted a time-limited right of first negotiation if the Company wishes to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies share development costs and that the Company will be responsible for conducting the ongoing Phase 1/2 study.

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (CAPM). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. These BMS payments will be recognized as revenue under the CAPM. The Company recorded $0.5 million and $0.4 million in revenue related to the BMS agreement during the three months ended March 31, 2017 and 2016, respectively.

Rockefeller University (Rockefeller)

In September 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company performs research and development services for Rockefeller. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $0.8 million and $0.4 million in revenue related to the Rockefeller agreement during the three months ended March 31, 2017 and 2016, respectively.

(12) Kolltan Acquisition

In connection with the Kolltan Acquisition, effective November 29, 2016, the Company issued 18,257,996 shares of common stock of the Company in exchange for all of the share and debt interests in Kolltan. The Company also agreed to issue an aggregate of 437,901 shares of its common stock, less tax withholdings, to certain former officers of Kolltan. During the three months ended March 31, 2017, the Company issued 59,182 shares of its common stock and at March 31, 2017 the Company’s remaining obligation is to issue 175,247 shares of its common stock, less tax withholdings, related to this severance obligation. In addition, in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and certain commercial milestones related to Kolltan’s drug candidates are achieved, Celldex will be required to pay Kolltan’s stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to NASDAQ listing requirements and provisions of the Merger Agreement.

The Company acquired Kolltan to gain access to Kolltan’s programs including: (i) CLDX-0158 (formerly KTN0158) which is currently in a Phase 1 dose escalation study in patient with refractory gastrointestinal stromal tumors (GIST); (ii) CLDX-3379 (formerly KTN3379) which recently completed a Phase 1b study with combination cohorts where meaningful responses and stable disease were observed in cetuximab (Erbitux®) refractory patients in patients with head and neck squamous cell carcinoma and in BRAF-mutant non-small cell lung cancer (NSCLC); and (iii) a multi-faceted TAM program, a broad antibody discovery effort underway to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AXL and MerTK, which are expressed on tumor-infiltrating macrophages, dendritic cells and some tumors.

The transaction was accounted for as a business combination with Celldex treated as the accounting acquirer. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.

Purchase Price

The purchase price for Kolltan was based on the acquisition-date fair value of the consideration transferred, which was calculated based on the closing price of the Company’s common stock of $4.02 per share on November 29, 2016. The acquisition-date fair value of the consideration transferred consisted of the following (in thousands):

Fair value of common stock issued for upfront payment	$73,397
Fair value of contingent consideration	44,200
Kolltan transaction expenses paid in cash by the Company	3,768
Total consideration transferred	$121,365

The contingent consideration relates to the achievement of certain regulatory and sales milestones as described in the agreement. The estimate of fair value of contingent consideration of $47.6 million and $44.2 million at March 31, 2017 and December 31, 2016, respectively, was recorded as a noncurrent liability. The Company determined the fair value of these obligations to pay additional milestone payments using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt rate ranging from 10-11% for the milestones. The range of estimated milestone payments is from zero, if no milestones are achieved, to $172.5 million if all milestones are met.

In the future, if the estimate of the fair value of the contingent consideration changes, the changes in fair value will be recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments or changes in discount rates. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the achievement of the milestones.

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

Pro Forma Financial Information

If the operations of the Company and Kolltan were combined as of January 1, 2016, the unaudited pro forma net loss for the three months ended March 31, 2016 would have been $45.3 million or $(0.39) per share. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities.

(13)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus.  The Company’s wholly-owned subsidiary Celldex Australia Pty Ltd operates in Brisbane, Australia.  The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at March 31, 2017 and December 31, 2016 against the Company’s net deferred tax assets.

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

•                  our ability to obtain approval from our stockholders to issue additional shares of our common stock to Kolltan’s former stockholders if any contingent milestones are achieved;

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

•                  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against a European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the factors listed under the headings “Business,” “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2016 and other reports that we file with the Securities and Exchange Commission.

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

Our latest stage drug candidate, glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient’s immune response against cancer. We established proof of principal in a Phase 1 study with varlilumab, which supported the initiation of combination studies in various indications. We also have a number of earlier stage drug candidates in clinical development, including CDX-0158, a humanized monoclonal antibody (mAb) currently in a Phase 1 dose escalation study in refractory gastrointestinal stromal tumors (GIST) and other KIT positive tumors; CDX-3379, a human monoclonal antibody which recently completed a Phase 1b study in patients with solid tumors; CDX-014, an antibody-drug conjugate targeting renal and ovarian cancers; CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APCs, for cancer indications; and, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current cancer therapies are inadequate or non-existent.

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

The following table reflects Celldex-sponsored clinical studies that we are actively pursuing at this time. All programs are currently fully owned by Celldex.

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

During the past five years through December 31, 2016, we incurred an aggregate of $422.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2017 and 2016. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Glembatumumab vedotin	$8,838	$5,523
Varlilumab	4,892	5,694
CDX-0158	1,376	—
CDX-3379	1,385	—
CDX-014	618	749
CDX-1401	205	930
CDX-301	396	1,930
CDX-1140	2,945	—
TAM	1,046	—
Rintega	532	11,029
Other Programs	3,560	1,592
Total R&D Expense	$25,793	$27,447

Clinical Development Programs

Glembatumumab Vedotin

Glembatumumab vedotin is an antibody-drug conjugate, or ADC, that consists of a fully human monoclonal antibody, CR011, linked to a potent cell-killing drug, monomethyl auristatin E, or MMAE. The CR011 antibody specifically targets glycoprotein NMB, referred to as gpNMB that is over-expressed in a variety of cancers including breast cancer, melanoma, non-small cell lung cancer, uveal melanoma and osteosarcoma, among others. The ADC technology, comprised of MMAE and a stable linker system for attaching it to CR011, was licensed from Seattle Genetics, Inc. and is the same as that used in the marketed product Adcetris®. The ADC is designed to be stable in the bloodstream. Following intravenous administration, glembatumumab vedotin targets and binds to gpNMB, and upon internalization into the targeted cell, glembatumumab vedotin is designed to release MMAE from CR011 to produce a cell-killing effect. Glembatumumab vedotin is being studied across multiple indications in company-sponsored trials and in collaborative studies with external parties. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to glembatumumab vedotin for the treatment of advanced, refractory/resistant gpNMB-expressing breast cancer. A companion diagnostic is in development for certain indications, and we expect that, if necessary, such a companion diagnostic must be approved by the FDA or certain other foreign regulatory agencies before glembatumumab vedotin may be commercialized in those indications.

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

A subset of 10 patients had “triple negative disease,” a more aggressive metastatic breast cancer subtype that carries a high risk of relapse and reduced survival as well as limited therapeutic options. In these patients, the 12-week PFS rate was 60% (6/10), and median PFS was 17.9 weeks. Tumor samples from a subset of patients across all dose groups were analyzed for gpNMB expression. The tumor samples from most patients showed evidence of stromal and/or tumor cell expression of gpNMB.

The subsequent EMERGE study was a randomized, multi-center Phase 2b study of glembatumumab vedotin in 124 patients with heavily pre-treated, advanced, gpNMB-positive breast cancer. Results from EMERGE were published in the Journal of Clinical Oncology in April 2015. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator’s Choice chemotherapy. Patients randomized to receive Investigator’s Choice were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, PFS and overall survival (OS). The final study results, as shown below, suggested that glembatumumab vedotin induced significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with high gpNMB expression (expression in at least 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin were also observed to be greatest in patients with high gpNMB expression and, in particular, in patients with triple negative breast cancer who also had high gpNMB expression.

EMERGE: Overall Response Rate and Disease Control Data (Intent-to-Treat Population)

	High gpNMB Expression		Triple Negative and gpNMB Over-Expression
	Glembatumumab Vedotin	Investigator’s Choice	Glembatumumab Vedotin	Investigator’s Choice
	(n=23)	(n=11)	(n=10)	(n=6)
Response Rate	30%	9%	40%	0%
Disease Control Rate	65%	27%	90%	17%

Tumor response assessed by RECIST 1.1, inclusive of response observed at a single time point.

EMERGE: Progression Free Survival (PFS) and Overall Survival (OS) Data

	High gpNMB Expression		Triple Negative and gpNMB Over-Expression
	Glembatumumab Vedotin	Investigator’s Choice	Glembatumumab Vedotin	Investigator’s Choice
Median PFS (months)	2.8	1.5	3.5	1.5
	p=0.18		p=0.0017
Median OS (months)	10.0	5.7	10.0	5.5
	p=0.31		p=0.003

In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-expresses gpNMB. Clinical trial study sites are open to enrollment across the U.S., Canada, Australia and the European Union. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed an opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for the possibility of full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. Since implementation of these changes, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could potentially support marketing approval in both the U.S. and Europe dependent upon data results and review. We anticipate that study enrollment will be completed by the end of September 2017. Efforts to ensure delivery of manufactured drug that is ready for commercialization and a companion diagnostic, including partnering with a diagnostic company, are underway. While we have made and continue to make progress on these fronts, we have made the decision to stage some of the more costly work in these areas to begin after we have received results from the study. While this step will extend the timeline to complete our regulatory filings, we believe this is the most prudent use of our funds as we seek to advance our pipeline overall.

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

In December 2014, we initiated a single arm, single-agent, open-label Phase 2 study of glembatumumab vedotin in patients with unresectable stage III or IV melanoma (n=60), and enrollment has been completed. In May 2016, we amended the protocol to add a second cohort of patients to a glembatumumab vedotin and varlilumab combination arm to assess the potential clinical benefit of the combination and to explore varlilumab’s potential biologic and immunologic effect when combined with an ADC and enrollment has been completed. In November 2016, we amended the protocol again to add a third cohort of patients evaluating glembatumumab vedotin in combination with an approved checkpoint inhibitor (i.e., nivolumab or pembrolizumab) following progression on the checkpoint inhibitor alone and enrollment is ongoing.. The primary endpoint for each cohort is ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anti-cancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety of both the monotherapy and combination regimens.

We presented data from the single-agent cohort at the European Society for Medical Oncology (ESMO) Congress in October 2016. The cohort enrolled 62 evaluable patients with unresectable stage III (n=1; 2%) or stage IV (n=61; 98%) melanoma. All patients had progressed after checkpoint inhibitor therapy, and almost all patients had received both ipilimumab (n=58; 94%) and anti-PD-1/anti-PDL-1 (n=58; 94%) therapy. Twelve patients presented with BRAF mutation, and eleven had prior treatment with BRAF or BRAF/MEK targeted agents. The primary endpoint of the cohort (6 or more objective responses in the first 52 patients enrolled) was exceeded. Seven of 62 (11%) patients experienced a confirmed response, and an additional three patients also experienced single timepoint responses. The median duration of response was 6.0 months. A 52% disease control rate (patients without progression for greater than three months) was demonstrated, and median PFS for all patients was 4.4 months. In addition, patients who experienced rash in the first cycle of treatment had a 20% confirmed response rate and a more prolonged PFS of 5.5 months (p=0.054; hazard rating=0.52 (0.27, 1.02)). We also intend to conduct exploratory analyses of pre-entry skin biopsies in future patients to investigate potential predictors of response to glembatumumab vedotin, given the potential association of rash and outcome. Updated data from the single-agent cohort will be presented in an oral presentation at the 2017 American Society for Clinical Oncology Annual Meeting in June.

Treatment of Other Indications:  We have entered into a collaborative relationship with PrECOG, LLC, which represents a research network established by the Eastern Cooperative Oncology Group (ECOG), under which PrECOG, LLC, is conducting an open-label Phase 1/2 study in patients with unresectable stage IIIB or IV, gpNMB-expressing, advanced or metastatic squamous cell carcinoma (SCC) of the lung, who have progressed on prior platinum-based chemotherapy. This study opened to enrollment in April 2016 and is ongoing. The study includes a dose-escalation phase followed by a two-stage Phase 2 portion (Simon two-stage design). The Phase 1, dose-escalation portion of the study will assess the safety and tolerability of glembatumumab vedotin at the current dose of 1.9 mg/kg and then 2.2 mg/kg in order to determine whether higher dosing is feasible in this population. The first stage of the Phase 2 portion plans to enroll approximately 20 patients, and if at least two patients achieve a partial response or complete response, a second stage may enroll an additional 15 patients. The primary objective of the Phase 2 portion of the study is to assess the anti-tumor activity of glembatumumab vedotin in squamous cell lung cancer as measured by ORR. Secondary objectives of the study include analyses of safety and tolerability and further assessment of anti-tumor activity across a broad range of endpoints.

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring a Phase 2 study of glembatumumab vedotinin in uveal melanoma. The study is a single-arm, open-label study in patients with locally recurrent or metastatic uveal melanoma and is currently open to enrollment. The study has a two stage design with a pre-specified activity threshold necessary in the first stage to progress enrollment to the second stage. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. Interim data from this study were presented at the International Society of Ocular Oncology Biennial Conference in March 2017. Two (11%) objective responses were observed in 19 patients and 68% of patients experienced stable disease. Based on these interim data, the study met the activity threshold for progressing to stage 2 and enrollment is nearing completion.

Varlilumab

Varlilumab is a fully human monoclonal agonist antibody that binds to and activates CD27, a critical co-stimulatory molecule in the immune activation cascade. We believe varlilumab works primarily by stimulating T cells, an important component of a person’s immune system, to attack cancer cells. Restricted expression and regulation of CD27 enables varlilumab specifically to activate T cells, resulting in an enhanced immune response with the potential for a favorable safety profile. In preclinical studies, varlilumab has been shown to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in in vitro and in vivo models. We have entered into license agreements with the University of Southampton, UK for intellectual property to use anti-CD27 antibodies and with Medarex (acquired by Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. Varlilumab was initially studied as a single-agent to establish a safety profile and assess immunologic and clinical activity in patients with cancer, but we believe the greatest opportunity for varlilumab is as an immune activator in combination with other agents. Currently, we are focusing our efforts on a Phase 1/2 clinical trial being conducted in collaboration with BMS and their PD-1 immune checkpoint inhibitor, Opdivo. Varlilumab is also being explored in combination studies, including with glembatumumab vedotin, and in ongoing and planned investigator-sponsored studies.

Single-Agent Phase 1 Study:  Data from the completed, open-label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers were presented at the Annual Meeting of the American Society of Clinical Oncology in June 2014. Varlilumab to date has shown an acceptable safety profile and induced immunologic activity in patients that is consistent with both its proposed mechanism of action and data in preclinical models. A total of 90 patients were dosed in the study at multiple clinical sites in the U.S. of which 56 patients were dosed in dose escalation cohorts (various solid and hematologic B-cell tumors), and 34 patients were dosed in the expansion cohorts (melanoma and RCC) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with checkpoint blockade have been observed to date. Two patients experienced significant objective responses including a complete response in Hodgkin lymphoma (continued at 33.1+ months as of September 2016; patient no longer on study) and a partial response in renal cell carcinoma of 27.7+ months (as of September 2016). Thirteen patients experienced stable disease with a range of 3-47.3+ months (as of September 2016). As of December 2016, there are two patients continuing in long term follow-up. Final results from the study in patients with solid tumors were published in the Journal of Clinical Oncology in April 2017.

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

The Phase 1/2 study was initiated in January 2015 and is being conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo, followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. The Phase 1 dose escalation portion of the study, conducted in patients with solid tumors, has completed enrollment (n=36) and primarily enrolled patients with colorectal and ovarian cancer.

Data were presented from the Phase 1 portion of the varlilumab and Opdivo study in a poster at the American Association for Cancer Research (AACR) Annual Meeting in April 2016. The primary objective of the Phase 1 portion of the study was to evaluate the safety and tolerability of the combination. The combination showed acceptable tolerability and safety across all dose levels without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment including increased infiltrating CD8+ T cells and increased PD-L1 expression, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies were observed. Additional evidence of immune activity, such as increase in inflammatory chemokines and decrease in T regulatory cells, was also noted. In a subset of patients (n=17) on study who had both pre- and post-tumor biopsies available, preliminary evidence suggest a correlation between biomarker data and stable disease or better in seven of these patients (4 ovarian cancer, 2 colorectal cancer, 1 squamous cell carcinoma of the head and neck). All dose levels of the combination therapy showed an acceptable tolerability and safety profile, without identification of a maximum tolerated dose. Based upon cumulative data across multiple studies, the Phase 2 dose was selected to be varlilumab 3 mg/kg every two weeks in the majority of cohorts. Updated data from the Phase 1 portion of this study is expected to be presented in an oral presentation at the 2017 American Society for Clinical Oncology Annual Meeting in June.

The Phase 2 portion of the study opened to enrollment in April 2016 and includes cohorts in colorectal cancer (n=18), ovarian cancer (n=54), head and neck squamous cell carcinoma (n=54), renal cell carcinoma (n=25) and glioblastoma (n=20). Based on recent protocol amendments, additional dosing schedules are being explored in ovarian cancer (versus renal cell carcinoma) and, as previously disclosed, in head and neck squamous cell carcinoma, increasing the overall size of the study compared to the original study design. The primary objective of the Phase 2 cohorts is ORR, except glioblastoma, where the primary objective is the rate of 12-month overall survival. Secondary objectives include pharmacokinetics assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment. We plan to complete enrollment across all cohorts in the Phase 2 portion of the study in the first quarter of 2018 and expect to work with BMS to present data from the study at a future medical meeting.

CDX-0158

CDX-0158 is a humanized monoclonal antibody designed to inhibit KIT activation in tumor cells and mast cells. KIT is expressed in many tumor types including gastrointestinal stromal tumors (or GIST), sarcomas, small cell lung cancer, melanoma, acute myeloid leukemia (AML) and mast cell leukemia. It has also been implicated in asthma and neurofibromatosis. We are currently developing CDX-0158 for the treatment of GIST. Small molecule drugs currently approved to treat GIST inhibit mutant KIT, but acquired resistance develops via secondary, drug-resistant KIT mutations in the majority of patients over time. CDX-0158 is designed to uniquely prevent KIT activation by inhibiting both receptor dimerization and ligand binding. CDX-0158 has demonstrated preclinical activity versus the most common c-KIT mutations in human GIST, including treatment of mastocytoma in a canine model.

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

CDX-3379

CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies and is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. We believe the proposed mechanism of action for CDX-3379 sets it apart from other drugs in development in this class due to its ability to block both ligand-independent and ligand-dependent ErbB3 signaling by binding to a unique epitope. It has a favorable pharmacologic profile, including a longer half-life and slower clearance relative to other drug candidates in this class. CDX-3379 also has potential to enhance anti-tumor activity and/or overcome resistance in combination with other targeted and cytotoxic therapies to directly kill tumor cells. Tumor cell death and the ensuing release of new tumor antigens has the potential to serve as a focus for combination therapy with immuno-oncology approaches, even in refractory patients.

A Phase 1a/1b study was conducted, including a single-agent dose-escalation portion and combination expansion cohorts. Data from the dose-escalation portion, which completed enrollment in September 2015, and initial data from the expansion cohorts (enrollment ongoing at the time) were presented at the American Society of Clinical Oncology Annual Meeting in June 2016. The single-agent dose-escalation portion of the study did not identify an MTD, and there were no dose limiting toxicities. The most common adverse events included rash and diarrhea and were predominantly grade 1 or 2. Four combination arms across multiple tumor types were added to evaluate CDX-3379 with several drugs that target EGFR, HER2 or BRAF. They include combinations with Erbitux® (n=16), Tarceva® (n=8), Zelboraf® (n=4) and Herceptin® (n=10). Patients had advanced disease and were generally heavily pretreated. Across the combination arms, the most frequent adverse events were diarrhea, nausea, rash and fatigue. Objective responses were observed in the Erbitux and Zelboraf combination arms. In the Erbitux arm, there was one complete response in a patient with head and neck cancer, who had been previously treated with Erbitux and was refractory. In the Zelboraf arm, there were two partial responses in patients who had lung cancer, one of whom had been previously treated with Tafinlar® and was considered refractory. We are currently finalizing plans for advancement into Phase 2 study.

CDX-1401

CDX-1401, developed from our APC Targeting Technology, is an NY-ESO-1-antibody fusion protein for immunotherapy in multiple solid tumors. CDX-1401, which is administered with an adjuvant, is composed of the cancer-specific antigen NY-ESO-1 fused to a fully human antibody that binds to DEC-205 for efficient delivery to dendritic cells. Delivery of tumor-specific proteins directly to dendritic cells in vivo elicits potent, broad, anti-tumor immune responses across populations with different genetic backgrounds. In humans, NY-ESO-1 has been detected in 20% to 30% of melanoma, lung, esophageal, liver, gastric, ovarian and bladder cancers, and up to 70% of synovial sarcomas, thus representing a broad opportunity. CDX-1401 is being developed for the treatment of malignant melanoma and a variety of solid tumors which express the cancer antigen NY-ESO-1. Preclinical studies have shown that CDX-1401 treatment results in activation of human T cell responses against NY-ESO-1.

We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or poly-ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Results were published in Science Translational Medicine in April 2014. Sixty percent of patients had confirmed NY-ESO expression in archived tumor samples. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment indicates an acceptable safety profile to date, and there were no dose limiting toxicities. A variety of immune activation parameters were observed. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 56% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and poly-ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either Yervoy or an investigational checkpoint inhibitor, and six of these patients had objective tumor regression. Six patients with melanoma received Yervoy within three months of treatment with CDX-1401, and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent Yervoy. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401, and both achieved partial responses. Together with Roche, we are supporting an investigator initiated study of CDX-1401 in combination with Tecentriq® (atezolizumab; anti-PDL1) in patients with lung cancer.

CDX-1401’s potential activity is being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in metastatic melanoma by the Cancer Immunotherapy Trials Network (CITN) under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine the activity of CDX-1401 with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is complete, and initial results were presented at the 2016 American Society of Clinical Oncology (ASCO) Annual Meeting. The data confirmed that CDX-1401 is capable of driving NY-ESO-1 immunity and further demonstrated the potential of CDX-301 as a combination agent for enhancing tumor specific immune responses. The NCI and CITN are planning to enroll additional cohorts to investigate alternative regimens of CDX-301. Other studies are being considered through investigator-sponsored and collaborative agreements.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and there have been no material changes to such critical accounting policies.  We believe our most critical accounting policies include accounting for revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$556	$453	$103	23%
Contracts and Grants	978	850	128	15%
Total Revenue	$1,534	$1,303	$231	18%
Operating Expense:
Research and Development	25,793	27,447	(1,654)	(6)%
General and Administrative	7,229	9,307	(2,078)	(22)%
Loss on Fair Value Remeasurement of Contingent Consideration	3,400	—	3,400	n/a
Amortization of Acquired Intangible Assets	224	253	(29)	(11)%
Total Operating Expense	36,646	37,007	(361)	(1)%
Operating Loss	(35,112)	(35,704)	(592)	(2)%
Investment and Other Income, Net	851	1,031	(180)	(17)%
Net Loss	$(34,261)	$(34,673)	$(412)	(1)%

Net Loss

The $0.4 million decrease in net loss for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of a decrease in research and development and general and administrative expenses, partially offset by a loss on fair value remeasurement of contingent consideration.

Revenue

The $0.1 million increase in product development and licensing agreements revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to our BMS agreement. In May 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years. The $0.1 million increase in contracts and grants revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(In thousands)
Personnel	$10,023	$8,832	$1,191	13%
Laboratory Supplies	956	783	173	22%
Facility	2,480	1,493	987	66%
License Fees	170	52	118	227%
Product Development	9,944	14,008	(4,064)	(29)%

Personnel expenses primarily include salary, benefits, stock-based compensation, payroll taxes and recruiting costs. The $1.2 million increase in personnel expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to increased headcount and higher stock-based compensation of $0.1 million. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supply expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology.  The $0.2 million increase in laboratory supply expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to higher manufacturing supply purchases.  We expect supply expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities.  The $1.0 million increase in facility expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the addition of our New Haven facility that we acquired with the Kolltan acquisition and higher depreciation expense of $0.6 million. In March 2017, the Company terminated its lease in Branford, CT and consolidated its Connecticut operations in its New Haven, CT facility. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones.  The $0.1 million increase in license fee expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.1 million decrease in product development expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of a decrease in clinical trial costs of $2.2 million primarily related to decreases in Rintega costs of $3.3 million due to the discontinuation of the Rintega program in March 2016, partially offset by increases in glembatumumab vedotin, CDX-0158 and CDX-3379 costs of $1.1 million. Decreases in contract manufacturing and contract diagnostics of $1.8 million and $1.1 million, respectively, were partially offset by an increase in contract research of $1.0 million. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Loss on Fair Value Remeasurement of Contingent Consideration

In connection with the Kolltan Acquisition, we agreed to pay Kolltan’s stockholders milestone payments of up to $172.5 million in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or our development programs and certain commercial milestones related to Kolltan’s drug candidates are achieved. These milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to NASDAQ listing requirements and provisions of the merger agreement. The range of estimated milestone payments is from zero, if no milestones are achieved, to $172.5 million if all milestones are met. We record the fair value of these obligations to pay additional milestone payments using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. The $3.4 million loss on fair value remeasurement of contingent consideration relates to an increase in the estimate of the fair value of the contingent consideration primarily due to changes in discount rates and the passage of time.

General and Administrative Expense

The $2.1 million decrease in general and administrative expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decrease in Rintega commercial planning costs of $2.0 million. We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended March 31, 2017 were relatively consistent compared to the three months ended March 31, 2016.  We expect amortization expense of acquired intangible assets to remain relatively consistent over the next twelve months.

Investment and Other Income, Net

The $0.2 million decrease in investment and other income, net for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to lower other income of $0.1 million. We anticipate investment income to decrease over the next twelve months.

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

At March 31, 2017, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $167.0 million. We have had recurring losses and incurred a net loss of $34.3 million for the three months ended March 31, 2017.  Net cash used in operations for the three months ended March 31, 2017 was $35.3 million.  We believe that the cash, cash equivalents and marketable securities at March 31, 2017 combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2018, however, this could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

In the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or our development programs and certain commercial milestones related to Kolltan’s drug candidates are achieved, we will be required to pay Kolltan’s stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to NASDAQ listing requirements and provisions of the merger agreement.

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

Operating Activities

Net cash used in operating activities was $35.3 million for the three months ended March 31, 2017 compared to $34.9 million for the three months ended March 31, 2016. The increase in net cash used in operating activities was primarily due to changes in working capital offset by a decrease in net loss of $0.4 million.  During the three months ended March 31, 2017, we paid $4.7 million in accrued amounts to a vendor of Kolltan. This obligation was assumed in the Kolltan acquisition. We expect that cash used in operating activities will decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $22.4 million for the three months ended March 31, 2017 compared $25.5 million for the three months ended March 31, 2016. The decrease in net cash provided by investing activities was primarily due to $22.8 million of net sales and maturities of marketable securities for the three months ended March 31, 2017 compared to $26.1 million for the three months ended March 31, 2016.

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

Financing Activities

Net cash provided by financing activities was $12.9 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016.  Net proceeds from stock issuances pursuant to employee benefit plans were $0.1 million during the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016.

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

Equity Offerings

In December 2016, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a maximum aggregate offering price of $250 million. Such registration statement was declared effective on February 13, 2017.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. (Cantor) to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. During the three months ended March 31, 2017, we issued 3,572,608 shares of our common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds to us of $12.8 million, after deducting commission and offering expenses. At March 31, 2017, we had $32.0 million remaining in aggregate gross offering price available under the agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 14, 2017 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2017 due to the short-term maturities of these instruments.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2017, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 9, 2017	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ AVERY W. CATLIN
Dated: May 9, 2017	Avery W. Catlin
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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