Form 10-Q
period 2017-06-30
Celldex Therapeutics, Inc.
filed 2017-08-08
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of July 31, 2017, 128,341,785 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

Quarter Ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$66,162	$42,461
Marketable Securities	87,822	147,315
Accounts and Other Receivables	1,359	1,784
Prepaid and Other Current Assets	4,709	4,009
Total Current Assets	160,052	195,569
Property and Equipment, Net	12,069	13,192
Intangible Assets, Net	81,039	81,487
Other Assets	1,935	2,134
Goodwill	90,976	90,976
Total Assets	$346,071	$383,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,975	$1,740
Accrued Expenses	21,275	28,657
Current Portion of Long-Term Liabilities	5,538	4,826
Total Current Liabilities	28,788	35,223
Other Long-Term Liabilities	85,826	82,704
Total Liabilities	114,614	117,927

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2017 and December 31, 2016	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 127,411,975 and 120,516,654 Shares Issued and Outstanding at June 30, 2017 and December 31, 2016, respectively	127	121
Additional Paid-In Capital	1,011,066	982,255
Accumulated Other Comprehensive Income	2,577	2,541
Accumulated Deficit	(782,313)	(719,486)
Total Stockholders’ Equity	231,457	265,431
Total Liabilities and Stockholders’ Equity	$346,071	$383,358

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
REVENUE:
Product Development and Licensing Agreements	$694	$604	$1,250	$1,057
Contracts and Grants	3,135	785	4,113	1,635
Total Revenue	3,829	1,389	5,363	2,692

OPERATING EXPENSE:
Research and Development	24,999	25,711	50,792	53,158
General and Administrative	6,534	7,790	13,763	17,097
Loss on Fair Value Remeasurement of Contingent Consideration	1,000	—	4,400	—
Amortization of Acquired Intangible Assets	224	254	448	507
Total Operating Expense	32,757	33,755	69,403	70,762

Operating Loss	(28,928)	(32,366)	(64,040)	(68,070)
Investment and Other Income, Net	362	414	1,213	1,445
Net Loss	$(28,566)	$(31,952)	$(62,827)	$(66,625)

Basic and Diluted Net Loss Per Common Share	$(0.23)	$(0.32)	$(0.51)	$(0.67)

Shares Used in Calculating Basic and Diluted Net Loss per Share	125,202	98,817	123,932	98,753

COMPREHENSIVE LOSS:
Net Loss	$(28,566)	$(31,952)	$(62,827)	$(66,625)
Other Comprehensive Income:
Unrealized Gain on Marketable Securities	15	36	36	416
Comprehensive Loss	$(28,551)	$(31,916)	$(62,791)	$(66,209)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(62,827)	$(66,625)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,367	1,434
Amortization of Intangible Assets	448	507
Amortization and Premium of Marketable Securities, Net	(161)	612
Loss on Sale or Disposal of Assets	—	74
Loss on Fair Value Remeasurement of Contingent Consideration	4,400	—
Stock-Based Compensation Expense	6,989	7,913
Non-Cash Expense	—	1,638
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	425	(146)
Prepaid and Other Current Assets	(511)	(3,124)
Other Assets	199	—
Accounts Payable and Accrued Expenses	(6,812)	(10,212)
Other Liabilities	(566)	(803)
Net Cash Used in Operating Activities	(56,049)	(68,732)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	151,470	149,367
Purchases of Marketable Securities	(91,969)	(120,053)
Investment in Other	—	(1,801)
Acquisition of Property and Equipment	(1,316)	(1,307)
Net Cash Provided by Investing Activities	58,185	26,206

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	21,489	2,551
Proceeds from Issuance of Stock from Employee Benefit Plans	76	349
Net Cash Provided by Financing Activities	21,565	2,900

Net Increase (Decrease) in Cash and Cash Equivalents	23,701	(39,626)
Cash and Cash Equivalents at Beginning of Period	42,461	72,108
Cash and Cash Equivalents at End of Period	$66,162	$32,482

Non-cash Investing Activities
Acquisition of Property and Equipment included in Accounts Payable and Accrued Expenses	$87	$108
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$263	$—

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. In June 2017, the Company liquidated its wholly-owned subsidiary, Celldex Therapeutics Europe GmbH. All intercompany balances and transactions have been eliminated in consolidation.

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

At June 30, 2017, the Company had cash, cash equivalents and marketable securities of $154.0 million. The Company has had recurring losses and incurred a loss of $62.8 million for the six months ended June 30, 2017. Net cash used in operations for the six months ended June 30, 2017 was $56.0 million. The Company believes that the cash, cash equivalents and marketable securities at August 8, 2017 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company will take further steps to raise additional capital to meet its liquidity needs. These capital raising activities may include, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While the Company may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of future contingent milestones from the Kolltan acquisition, in the event that the Company achieves the drug candidate milestones related to those payments. The Company, at its option, may decide to pay those milestone payments in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2017 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption of new accounting standards during the first six months of 2017 as discussed below.

Newly-Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted a new U.S. GAAP accounting standard which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Upon adoption, the Company’s gross deferred tax assets and corresponding valuation allowance each increased by $17.7 million related to tax deductions from the exercise of stock options that previously would have been credited to additional paid-in-capital when realized.

On January 1, 2017, the Company adopted a new U.S. GAAP accounting standard which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In May 2014, the FASB issued a new U.S GAAP accounting standard that updates guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard will be effective for the Company on January 1, 2018 and can be applied using one of two methods: retrospectively to each prior period presented or a modified retrospective application by recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. The Company expects to adopt the new revenue standard using the modified retrospective application method. As of June 30, 2017, the Company is still evaluating the impact the adoption of this standard will have on the Company’s financial statements and disclosure. During the second half of 2017, the Company plans to finalize its review of all applicable contracts that will be affected by the adoption of this standard.

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

In August 2016, the FASB issued new U.S. GAAP guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. This standard is effective for the company on January 1, 2018. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of June 30, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$44,622	$—	$44,622	$—
Marketable securities	87,822	—	87,822	—
	$132,444	$—	$132,444	$—

Liabilities:
Kolltan acquisition contingent consideration	$48,600	$—	$—	$48,600
	$48,600	$—	$—	$48,600

	As of December 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$20,445	$—	$20,445	$—
Marketable securities	147,315	—	147,315	—
	$167,760	$—	$167,760	$—
Liabilities:
Kolltan acquisition contingent consideration	$44,200	$—	$—	$44,200
	$44,200	$—	$—	$44,200

The Company’s financial assets consist mainly of cash and cash equivalents and marketable securities and are classified as Level 2 within the valuation hierarchy. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the six months ended June 30, 2017.

Contingent consideration liabilities related to acquisitions are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. In connection with the Kolltan acquisition, the Company may be required to pay future consideration of up to $172.5 million that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. During the three and six months ended June 30, 2017, the Company recorded a $1.0 million and $4.4 million loss on fair value remeasurement of contingent consideration, respectively, primarily due to changes in discount rates and the passage of time. The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2017.

Other Long-Term Liabilities: Contingent Consideration
Balance at December 31, 2016	$44,200
Fair value adjustments included in operating expenses	4,400
Balance at June 30, 2017	$48,600

(4)  Marketable Securities

The following tables summarize our marketable securities, classified as available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$18,253	$7	$(6)	$18,254
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$18,253	$7	$(6)	$18,254
Corporate debt securities
Maturing in one year or less	$69,588	$2	$(22)	$69,568
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$69,588	$2	$(22)	$69,568
Total marketable securities	$87,841	$9	$(28)	$87,822

December 31, 2016
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$52,754	$5	$(12)	$52,747
Maturing after one year through three years	296	8	—	304
Total U.S. government and municipal obligations	$53,050	$13	$(12)	$53,051
Corporate debt securities
Maturing in one year or less	$94,320	$—	$(56)	$94,264
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$94,320	$—	$(56)	$94,264
Total marketable securities	$147,370	$13	$(68)	$147,315

The marketable securities held by the Company were high investment grade and there were no marketable securities that the Company considered to be other-than-temporarily impaired as of June 30, 2017. Marketable securities include $0.4 million and $0.6 million in accrued interest at June 30, 2017 and December 31, 2016, respectively.

(5)  Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are as follows:

		June 30, 2017			December 31, 2016
	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Intangible Assets:
IPR&D	Indefinite	$73,490	$—	$73,490	$73,490	$—	$73,490
Amgen Amendment	16 years	14,500	(6,951)	7,549	14,500	(6,503)	7,997
Total Intangible Assets		$87,990	$(6,951)	$81,039	$87,990	$(6,503)	$81,487
Goodwill	Indefinite	$90,976	$—	$90,976	$90,976	$—	$90,976

The IPR&D intangible asset recorded in connection with the CuraGen acquisition of $11.8 million relates to the development of glembatumumab vedotin. At the date of acquisition and at June 30, 2017, glembatumumab vedotin had not yet reached technological feasibility nor did it have any alternative future use. Glembatumumab vedotin is in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma.

The Company performed an impairment test of the glembatumumab vedotin IPR&D and goodwill assets as of July 1, 2016 and concluded that goodwill was not impaired.

In connection with the Kolltan Acquisition, effective November 29, 2016, the Company recorded IPR&D intangible assets primarily related to the development of the CDX-0158, CDX-3379 and TAM programs with a fair value of $40.0 million, $3.5 million and $18.0 million, respectively. At the date of acquisition and at June 30, 2017, the CDX-1058, CDX-3379 and TAM programs had not yet reached technological feasibility nor did they have any alternative future use. CDX-0158 is a humanized monoclonal antibody currently in a Phase 1 dose escalation study in refractory gastrointestinal stromal tumors and CDX-3379 is a human monoclonal antibody which recently completed a Phase 1b study in patients with solid tumors. The TAM program is a multi-faceted broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AXL and MerTK, which are expressed on tumor-infiltrating macrophages, dendritic cells and some tumors.

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Deferred Rent	$710	$398
Net Deferred Tax Liabilities related to IPR&D	28,054	28,054
Deferred Income from Sale of Tax Benefits	8,940	9,436
Accrued Lease Restructuring	1,150	1,154
Long-Term Severance	181	539
Contingent Milestones	48,600	44,200
Deferred Revenue	3,729	3,749
Total	91,364	87,530
Less Current Portion	(5,538)	(4,826)
Long-Term Portion	$85,826	$82,704

In November 2015, December 2014, January 2014 and January 2013, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million and $0.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recorded $0.5 million and $0.6 million to other income related to the sale of these tax benefits during the six months ended June 30, 2017 and 2016, respectively.

In December 2016, the Company decided not to occupy the 11,500 square feet of expansion space (“Needham Expansion”) at its Needham, Massachusetts facility. The Company agreed to lease the Needham Expansion in August 2015 and the term of the lease expires in July 2020. The Company is actively trying to sublease the lease obligation. In March 2017, the Company terminated its lease in Branford, CT and consolidated its Connecticut operations in its New Haven, CT facility. The Company recorded restructuring expense of $0.2 million to general and administrative expense related to the Branford, CT lease termination. The activity related to accrued lease restructuring for the six months ended June 30, 2017 is presented below (in thousands):

Accrued Lease Restructuring
Balance at December 31, 2016	$1,154
Expense	267
Payments	(271)
Balance at June 30, 2017	$1,150

(7) Stockholders’ Equity

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. During the six months ended June 30, 2017, Company issued 6,731,066 shares of its common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds to the Company of $21.5 million, after deducting commission and offering expenses. At June 30, 2017, the Company had $23.1 million remaining in aggregate gross offering price available under the agreement.

(8)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2016	10,218,710	$11.14	6.5
Granted	2,283,100	$2.34
Exercised	—	$—
Canceled	(413,100)	$10.66
Options Outstanding at June 30, 2017	12,088,710	$9.49	6.5
Options Vested and Expected to Vest at June 30, 2017	11,931,869	$9.54	6.5
Options Exercisable at June 30, 2017	7,085,429	$10.93	4.7
Shares Available for Grant under the 2008 Plan	7,292,650

The weighted average grant-date fair value of stock options granted during the six month period ended June 30, 2017 was $1.57. Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Research and development	$1,871	$2,008	$3,764	$3,824
General and administrative	1,579	1,965	3,225	4,089
Total stock-based compensation expense	$3,450	$3,973	$6,989	$7,913

The fair value of employee and director stock options granted during the three and six month periods ended June 30, 2017 and 2016 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expected stock price volatility	76%	77%	76 – 77%	70 – 77%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.0 – 2.1%	1.5%	2.0 – 2.3%	1.5 – 1.6%
Expected dividend yield	None	None	None	None

(9) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2017 are summarized below:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2016	$(55)	$2,596	$2,541
Other comprehensive gain	36	—	36
Balance at June 30, 2017	$(19)	$2,596	$2,577

No amounts were reclassified out of accumulated other comprehensive income during the six months ended June 30, 2017.

(10)  Revenue

Bristol-Myers Squibb Company (BMS)

In 2014, the Company entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to the Company of $5.0 million and BMS and the Company amended the terms of the Company’s existing license agreement with Medarex, which was acquired by BMS, related to the Company’s CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from the Company to Medarex. In return, BMS was granted a time-limited right of first negotiation if the Company wishes to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies share development costs and that the Company will be responsible for conducting the ongoing Phase 1/2 study.

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. The BMS payments are recognized as revenue under the CAPM. The Company recorded $0.7 million and $1.2 million in revenue related to the BMS agreement during the three and six months ended June 30, 2017, respectively, and $0.6 million and $1.0 million during the three and six months ended June 30, 2016, respectively.

Rockefeller University (Rockefeller)

In 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company performs research and development services for Rockefeller. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $0.3 million and $1.1 million in revenue related to the Rockefeller agreement during the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2016, respectively.

International AIDS Vaccine Initiative (IAVI)

In 2017, the Company entered into an agreement with IAVI pursuant to which the Company will perform research and development services for IAVI outlined under subsequently negotiated task orders. Revenue is recognized as services are performed under the negotiated task orders. The Company recorded $2.3 million in revenue related to the IAVI agreement during the three and six months ended June 30, 2017.

(11) Kolltan Acquisition

In connection with the Kolltan Acquisition, effective November 29, 2016, the Company issued 18,257,996 shares of common stock of the Company in exchange for all of the share and debt interests in Kolltan. The Company also agreed to issue an aggregate of 437,901 shares of its common stock, less tax withholdings, to certain former officers of Kolltan. During the six months ended June 30, 2017, the Company issued 75,637 shares of its common stock and at June 30, 2017, the Company’s remaining obligation is to issue 150,185 shares of its common stock, less tax withholdings, related to this severance obligation. In addition, in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and certain commercial milestones related to Kolltan’s drug candidates are achieved, Celldex will be required to pay Kolltan’s stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Merger Agreement.

The Company acquired Kolltan to gain access to Kolltan’s programs including: (i) CDX-0158 (formerly KTN0158) which is currently in a Phase 1 dose escalation study in patients with refractory gastrointestinal stromal tumors (GIST); (ii) CDX-3379 (formerly KTN3379) which recently completed a Phase 1b study with combination cohorts where meaningful responses and stable disease were observed in cetuximab (Erbitux®) refractory patients in patients with head and neck squamous cell carcinoma and in BRAF-mutant non-small cell lung cancer (NSCLC); and (iii) a multi-faceted TAM program, a broad antibody discovery effort underway to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AXL and MerTK, which are expressed on tumor-infiltrating macrophages, dendritic cells and some tumors.

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

The contingent consideration relates to the achievement of certain regulatory and sales milestones as described in the agreement. The estimated fair value of contingent consideration of $48.6 million and $44.2 million at June 30, 2017 and December 31, 2016, respectively, is recorded as a noncurrent liability. The Company determined the fair value of these obligations to pay additional milestone payments using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt rate ranging from 10-11% for the milestones. The range of estimated milestone payments is from zero, if no milestones are achieved, to $172.5 million if all milestones are met.

Changes in the fair value of the contingent consideration are recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments or changes in discount rates. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the achievement of the milestones.

Allocations of Assets and Liabilities

The Company has allocated the consideration transferred for Kolltan to net tangible assets, intangible assets, and goodwill. The difference between the aggregate consideration transferred and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the Kolltan Acquisition and deferred tax liabilities related to acquired IPR&D intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

Pro Forma Financial Information

If the operations of the Company and Kolltan were combined as of January 1, 2016, the unaudited pro forma net loss for the three and six months ended June 30, 2016 would have been $39.5 million and $84.8 million, respectively, or $(0.34) and $(0.73) per share, respectively. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities.

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company’s wholly-owned subsidiary Celldex Australia Pty Ltd operates in Brisbane, Australia. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2017 and December 31, 2016 against the Company’s net deferred tax assets.

(13)  Net Loss Per Share

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

	Six months ended June 30,
	2017	2016

Stock options	12,088,710	10,260,073
Restricted stock	96,668	60,000
	12,185,378	10,320,073

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

•                  our ability to realize the anticipated benefits from the acquisition of Kolltan and to operate the combined business efficiently;

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

Regulatory approval is required before we can market our product candidates as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agency must conclude that our clinical data are safe and effective. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in early clinical trials but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

During the past five years through December 31, 2016, we incurred an aggregate of $422.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2017 and 2016. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Glembatumumab vedotin	$18,532	$12,097
Varlilumab	8,620	15,559
CDX-0158	2,376	—
CDX-3379	2,419	—
CDX-014	1,350	1,882
CDX-1401	314	3,039
CDX-301	661	2,643
CDX-1140	4,731	609
TAM Program	2,384	—
Rintega	1,067	13,640
Other Programs	8,338	3,689
Total R&D Expense	$50,792	$53,158

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

In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-expresses gpNMB. Clinical trial study sites are open to enrollment across the U.S., Canada, Australia and the European Union. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed an opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for the possibility of full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS as PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. Since implementation of these changes, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could potentially support marketing approval in both the U.S. and Europe dependent upon data results and review. Target enrollment (n=300) in METRIC has been reached. Given the lack of treatment options for patients with triple negative breast cancer, previously screened patients whose tumors overexpress gpNMB will be allowed to enter the study before enrollment is formally completed, estimated to occur by the end of September 2017. Efforts to ensure delivery of manufactured drug that is ready for commercialization and a companion diagnostic, including partnering with a diagnostic company, are underway. While we have made and continue to make progress on these fronts, we have made the decision to stage some of the more costly work in these areas to begin after we have received results from the study. While this step will extend the timeline to complete our regulatory filings, we believe this is the most prudent use of our funds as we seek to advance our pipeline overall.

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

In December 2014, we initiated a single arm, single-agent, open-label Phase 2 study of glembatumumab vedotin in patients with unresectable stage III or IV melanoma (n=60), and enrollment has been completed. In May 2016, we amended the protocol to add a second cohort of patients to a glembatumumab vedotin and varlilumab combination arm to assess the potential clinical benefit of the combination and to explore varlilumab’s potential biologic and immunologic effect when combined with an ADC and enrollment has been completed. In November 2016, we amended the protocol again to add a third cohort of patients evaluating glembatumumab vedotin in combination with an approved checkpoint inhibitor (i.e., nivolumab or pembrolizumab) following progression on the checkpoint inhibitor alone and enrollment is ongoing. The primary endpoint for each cohort is ORR. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anti-cancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety of both the monotherapy and combination regimens.

We presented mature data from the single-agent cohort in an oral presentation at the 2017 American Society of Clinical Oncology Annual Meeting in June. The cohort enrolled 62 evaluable patients with unresectable stage IV (n=62) melanoma. All patients had been heavily pre-treated (median prior therapies = 3; range 1-8) and had progressed during or after checkpoint inhibitor therapy, and almost all patients had received both ipilimumab (n=58; 94%) and anti-PD-1/anti-PD-L1 (n=58; 94%) therapy. Twelve patients presented with BRAF mutation, and fifteen had prior treatment with BRAF or BRAF/MEK targeted agents. Median overall survival (OS) for all patients was 9.0 months (95% CI: 6.1, 13.0). As previously reported in October 2016, the primary endpoint of the cohort (threshold of 6 or more objective responses in 52 evaluable patients) was exceeded. 7 of 62 (11%) patients experienced a confirmed response, and an additional three patients also experienced single timepoint partial responses. Since data were reported in October 2016, one patient converted from a confirmed partial response to a confirmed complete response. The median duration of response was 6.0 months. A 52% disease control rate (patients without progression for greater than three months) was demonstrated, and median progression free survival (PFS) for all patients was 4.4 months. Consistent with previous studies in melanoma and breast cancer, rash was associated with greater clinical benefit. Patients who experienced rash in Cycle 1 experienced a 21% confirmed response rate, a more prolonged PFS with a median of 5.5 months (p=0.006; HR=0.39) and a more prolonged OS with a median of 15.8 months (p=0.026, HR=0.44). The safety profile was consistent with prior studies of glembatumumab vedotin with rash, neutropenia and neuropathy experienced as the most significant adverse events. Pre-treatment tumor tissue was available for 59 patients. All samples were gpNMB positive, and 78% of patients had tumors with 100% of their epithelial cells expressing gpNMB. Given both the high level of expression and the intensity of expression across this patient population, identifying a potential population for gpNMB enrichment is not feasible; therefore, all patients with metastatic melanoma could be evaluated as potential candidates for treatment with glembatumumab vedotin in future studies. We intend to conduct exploratory analyses of pre-entry skin biopsies in future patients to investigate potential predictors of response to glembatumumab vedotin, given the association of rash and outcome.

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

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring a Phase 2 study of glembatumumab vedotin in uveal melanoma. The study is a single-arm, open-label study in patients with locally recurrent or metastatic uveal melanoma. The study has a two stage design with a pre-specified activity threshold necessary in the first stage to progress enrollment to the second stage. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. Interim data from this study were presented at the International Society of Ocular Oncology Biennial Conference in March 2017. Two (11%) objective responses were observed in 19 patients and 68% of patients experienced stable disease. Based on these interim data, the study met the activity threshold for progressing to stage 2, and enrollment in this cohort was recently completed. We expect data from this study will be presented at a future medical meeting.

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

Phase 1/2 Varlilumab/Opdivo® Combination Study:  In 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo, Bristol-Myers Squibb’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, Bristol-Myers Squibb made a one-time payment to us of $5.0 million, and the companies amended the terms of our existing license agreement with Medarex (acquired by Bristol-Myers Squibb) related to our CD27 program whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, Bristol-Myers Squibb was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

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

Data were presented from the Phase 1 portion (n=36) of the varlilumab and Opdivo combination study in an oral presentation at the 2017 American Society of Clinical Oncology Annual Meeting in June. The majority of patients enrolled in the study had PD-L1 negative tumor at baseline and presented with stage IV, heavily-pretreated disease. 80% of patients enrolled presented with refractory or recurrent colorectal (n=21) or ovarian cancer (n=8), a population expected to have minimal response to checkpoint blockade. The primary objective of the Phase 1 portion of the study was to evaluate the safety and tolerability of the combination. The combination was well tolerated at all varlilumab dose levels tested without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment including increased infiltrating CD8+ T cells and increased PD-L1 expression, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies, were observed. Additional evidence of immune activity, such as increase in inflammatory chemokines and decrease in T regulatory cells, was also noted. Notable disease control was also observed (stable disease or better for at least 3 months), considering the stage IV patient population contained mostly colorectal and ovarian cases (80%): 0.1 mg/kg varlilumab + 240 mg Opdivo: 1/5 (20%), 1 mg/kg varlilumab + 240 mg Opdivo: 5/15 (33%) and 10 mg/kg varlilumab + 240 mg Opdivo: 6/15 (40%).

Three partial responses (PR) were observed. A patient with PD-L1 negative, MMR proficient colorectal cancer, typically unlikely to respond to checkpoint blockade monotherapy, achieved a confirmed PR (95% decrease in target lesions) and, following completion of combination treatment, continues to receive treatment with Opdivo monotherapy at 22+ months. A patient with low PD-L1 (5% expression) squamous cell head and neck cancer achieved a confirmed PR (59% shrinkage) and experienced progression free survival of 6.7 months. A patient with PD-L1 negative ovarian cancer experienced a single timepoint PR (49% shrinkage) but discontinued treatment to a dose-limiting toxicity (immune hepatitis, an event known to be associated with checkpoint inhibition therapy). A subgroup analysis was conducted in patients with ovarian cancer based on an observed increase of PD-L1 and tumor-infiltrating lymphocytes in this patient population. In patients with paired baseline and on-treatment biopsies (n=13), only 15% were PD-L1 positive (> 1% tumor cells) at baseline compared to 77% during treatment (p=0.015). Patients with increased tumor PD-L1 expression and tumor CD8 T cells correlated with better clinical outcome with treatment (stable disease or better).

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

A Phase 1a/1b study was conducted, including a single-agent dose-escalation portion and combination expansion cohorts. Data from the dose-escalation portion, which completed enrollment in September 2015, and initial data from the expansion cohorts (enrollment ongoing at the time) were presented at the American Society of Clinical Oncology Annual Meeting in June 2016. The single-agent dose-escalation portion of the study did not identify an MTD, and there were no dose limiting toxicities. The most common adverse events included rash and diarrhea and were predominantly grade 1 or 2. Four combination arms across multiple tumor types were added to evaluate CDX-3379 with several drugs that target EGFR, HER2 or BRAF. They include combinations with Erbitux® (n=16), Tarceva® (n=8), Zelboraf® (n=4) and Herceptin® (n=10). Patients had advanced disease and were generally heavily pretreated. Across the combination arms, the most frequent adverse events were diarrhea, nausea, rash and fatigue. Objective responses were observed in the Erbitux and Zelboraf combination arms. In the Erbitux arm, there was one complete response in a patient with head and neck cancer, who had been previously treated with Erbitux and was refractory. In the Zelboraf arm, there were two partial responses in patients who had lung cancer, one of whom had been previously treated with Tafinlar® and was considered refractory. We have finalized plans for advancement into an open-label Phase 2 study in patients with recurrent/metastatic head and neck squamous cell cancer who are refractory to Erbitux (cetuximab). We anticipate initiating this study in the fourth quarter of 2017.

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

We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or poly-ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Results were published in Science Translational Medicine in April 2014. Sixty percent of patients had confirmed NY-ESO expression in archived tumor samples. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment indicates an acceptable safety profile to date, and there were no dose limiting toxicities. A variety of immune activation parameters were observed. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 56% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and poly-ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either Yervoy®  or an investigational checkpoint inhibitor, and six of these patients had objective tumor regression. Six patients with melanoma received Yervoy within three months of treatment with CDX-1401, and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent Yervoy. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401, and both achieved partial responses. Together with Roche, we are supporting an investigator initiated study of CDX-1401 in combination with Tecentriq® (atezolizumab; anti-PD-L1) in patients with lung cancer.

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

CRITICAL ACCOUNTING POLICIES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding newly-adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for revenue recognition, impairment of long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$694	$604	$90	15%
Contracts and Grants	3,135	785	2,350	299%
Total Revenue	$3,829	$1,389	$2,440	176%
Operating Expense:
Research and Development	24,999	25,711	(712)	(3)%
General and Administrative	6,534	7,790	(1,256)	(16)%
Loss on Fair Value Remeasurement of Contingent Consideration	1,000	—	1,000	n/a
Amortization of Acquired Intangible Assets	224	254	(30)	(12)%
Total Operating Expense	32,757	33,755	(998)	(3)%
Operating Loss	(28,928)	(32,366)	(3,438)	(11)%
Investment and Other Income, Net	362	414	(52)	(13)%
Net Loss	$(28,566)	$(31,952)	$(3,386)	(11)%

Net Loss

The $3.4 million decrease in net loss for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily the result of an increase in contracts and grants revenue as well as a decrease in research and development and general and administrative expenses, partially offset by the loss on fair value remeasurement of contingent consideration.

Revenue

The $0.1 million increase in product development and licensing agreements revenue for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily related to our BMS agreement. In 2014, we entered into a clinical trial collaboration with BMS whereby BMS made a one-time payment to us of $5.0 million which we are recognizing as revenue along with BMS’s 50% share of the clinical trial cost over our estimated performance period of five years. The $2.4 million increase in contracts and grants revenue for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily related to our IAVI agreement pursuant to which we perform research and development services for IAVI.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Personnel	$9,123	$8,779	$344	4%
Laboratory Supplies	1,356	877	479	55%
Facility	2,113	1,391	722	52%
License Fees	147	386	(239)	(62)%
Product Development	9,704	12,246	(2,542)	(21)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.3 million increase in personnel expenses for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to an increase in salaries expense due to increased headcount, partially offset by lower stock based compensation expenses. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expense include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.5 million increase in laboratory supplies expense for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to higher manufacturing supply purchases. We expect laboratory supplies expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.7 million increase in facility expenses for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to the addition of the New Haven facility that we acquired with the Kolltan acquisition and higher depreciation expense of $0.3 million. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fees expense includes annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.2 million decrease in license fee expenses for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fees expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.5 million decrease in product development expenses for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily the result of a decrease in varlilumab contract manufacturing expenses of $4.3 million, partially offset by an increase in glembatumumab vedotin contract manufacturing expenses of $1.9 million. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Loss on Fair Value Remeasurement of Contingent Consideration

The $1.0 million loss on fair value remeasurement of contingent consideration for the three months ended June 30, 2017 relates to an increase in the estimate of the fair value of the contingent consideration primarily due to changes in discount rates and the passage of time. See Note 3 to the financial statements included herein for a discussion of the contingent consideration that may be payable to Kolltan.

General and Administrative Expense

The $1.3 million decrease in general and administrative expenses for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to lower commercial planning costs of $0.6 million and lower stock-based compensation of $0.4 million. We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Amortization Expense

Amortization expenses for the three months ended June 30, 2017 were relatively consistent with the three months ended June 30, 2016. We expect amortization expense of acquired intangible assets to remain consistent over the next twelve months.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2017 decreased slightly as compared to the three months ended June 30, 2016 due to lower cash and investment balances. We anticipate investment income to decrease over the next twelve months.

Six Months Ended June 30, 2017 compared with Six Months Ended June 30, 2016

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,250	$1,057	$193	18%
Contracts and Grants	4,113	1,635	2,478	152%
Total Revenue	$5,363	$2,692	$2,671	99%
Operating Expense:
Research and Development	50,792	53,158	(2,366)	(4)%
General and Administrative	13,763	17,097	(3,334)	(20)%
Loss on Fair Value Remeasurement of Contingent Consideration	4,400	—	4,400	n/a
Amortization of Acquired Intangible Assets	448	507	(59)	(12)%
Total Operating Expense	69,403	70,762	(1,359)	(2)%
Operating Loss	(64,040)	(68,070)	(4,030)	(6)%
Investment and Other Income, Net	1,213	1,445	(232)	(16)%
Net Loss	$(62,827)	$(66,625)	$(3,798)	(6)%

Net Loss

The $3.8 million decrease in net loss for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily the result of an increase in contracts and grants revenue and a decrease in general and administrative and research and development expenses, partially offset by a loss recognized on the fair value remeasurement of contingent consideration.

Revenue

The $0.2 million increase in product development and licensing agreements revenue for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily related to our BMS agreement. The $2.5 million increase in contracts and grants revenue for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily related to our IAVI agreement.

Research and Development Expense

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Personnel	$19,146	$17,611	$1,535	9%
Laboratory Supplies	2,312	1,661	651	39%
Facility	4,593	2,884	1,709	59%
License Fees	317	439	(122)	(28)%
Product Development	19,649	26,253	(6,604)	(25)%

The $1.5 million increase in personnel expenses for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to an increase in salaries expense and associated taxes due to increased headcount.

The $0.7 million increase in laboratory supplies expense for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to higher manufacturing supply purchases.

The $1.7 million increase in facility expenses for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the addition of our New Haven facility that we acquired with the Kolltan acquisition and higher depreciation expense of $0.9 million. In March 2017, the Company terminated its lease in Branford, CT and consolidated its Connecticut operations in its New Haven facility.

The $0.1 million decrease in license fees expense for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates.

The $6.6 million decrease in product development expenses for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily the result of decreases in varlilumab and Rintega contract manufacturing expenses of $5.1 million and $2.6 million, respectively, partially offset by an increase in glembatumumab vedotin contract manufacturing expenses of $3.4 million. A decrease in Rintega clinical trial costs of $4.9 million was partially offset by increases in glembatumumab vedotin, CDX-0158 and CDX-3379 clinical trial costs of $2.9 million.

Loss on Fair Value Remeasurement of Contingent Consideration

The $4.4 million loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2017 relates to an increase in the estimate of the fair value of the contingent consideration primarily due to changes in discount rates and the passage of time.

General and Administrative Expense

The $3.3 million decrease in general and administrative expenses for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to lower commercial planning costs of $2.4 million and lower stock-based compensation of $0.9 million.

Amortization Expense

Amortization expenses for the six months ended June 30, 2017 were relatively consistent as compared to the six months ended June 30, 2016.

Investment and Other Income, Net

The $0.2 million decrease in investment and other income, net for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to lower levels of cash and investment balances.

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

At June 30, 2017, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $154.0 million. We have had recurring losses and incurred a net loss of $62.8 million for the six months ended June 30, 2017. Net cash used in operations for the six months ended June 30, 2017 was $56.0 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2017 combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2018; however, this could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

During the next twelve months, we will take further steps to raise additional capital to meet our liquidity needs.  Our capital raising activities may include, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. While we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of future contingent milestones from the Kolltan acquisition, in the event that we achieve the drug candidate milestones related to those payments. We may decide to pay those milestone payments in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

Net cash used in operating activities was $56.0 million for the six months ended June 30, 2017 as compared to $68.7 million for the six months ended June 30, 2016. The decrease in net cash used in operating activities was primarily due to a decrease in net loss of $3.8 million and changes in operating assets and liabilities. We expect that cash used in operating activities will decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $58.2 million for the six months ended June 30, 2017 as compared to $26.2 million for the six months ended June 30, 2016. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the six months ended June 30, 2017 of $59.5 million as compared to $29.3 million for the six months ended June 30, 2016.

Financing Activities

Net cash provided by financing activities was $21.6 million for the six months ended June 30, 2017 compared to $2.9 million for the six months ended June 30, 2016. Net proceeds from stock issuances pursuant to employee benefit plans were $0.1 million during the six months ended June 30, 2017 as compared to $0.3 million for the six months ended June 30, 2016.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. During the six months ended June 30, 2017 and 2016, we issued 6,731,066 and 593,111 shares under the agreement and raised $21.5 million and $2.7 million in net proceeds, respectively. At June 30, 2017, we had $23.1 million remaining in aggregate offering price available under the agreement.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2017 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2017, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                         Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 8, 2017	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 8, 2017	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

*4.1	Specimen of Common Stock Certificate
10.1

Employment Agreement, dated June 15, 2017, by and between Sarah Cavanaugh and Celldex Therapeutics., Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 16, 2017 with the Securities and Exchange Commission.

10.2

Employment Agreement, dated July 1, 2017, by and between Sam Martin and Celldex Therapeutics., Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 5, 2017 with the Securities and Exchange Commission.

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