Form 10-Q
period 2017-09-30
Celldex Therapeutics, Inc.
filed 2017-11-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of October 31, 2017, 135,985,329 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$54,735	$42,461
Marketable Securities	85,795	147,315
Accounts and Other Receivables	3,013	1,784
Prepaid and Other Current Assets	3,774	4,009
Total Current Assets	147,317	195,569
Property and Equipment, Net	11,308	13,192
Intangible Assets, Net	67,815	81,487
Other Assets	2,002	2,134
Goodwill	90,976	90,976
Total Assets	$319,418	$383,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,278	$1,740
Accrued Expenses	17,845	28,657
Current Portion of Long-Term Liabilities	5,792	4,826
Total Current Liabilities	24,915	35,223
Other Long-Term Liabilities	75,351	82,704
Total Liabilities	100,266	117,927

Commitments and Contingent Liabilities

Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2017 and December 31, 2016	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 132,108,478 and 120,516,654 Shares Issued and Outstanding at September 30, 2017 and December 31, 2016, respectively	132	121
Additional Paid-In Capital	1,025,108	982,255
Accumulated Other Comprehensive Income	2,588	2,541
Accumulated Deficit	(808,676)	(719,486)
Total Stockholders’ Equity	219,152	265,431
Total Liabilities and Stockholders’ Equity	$319,418	$383,358

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
REVENUES:
Product Development and Licensing Agreements	$1,238	$493	$2,488	$1,551
Contracts and Grants	2,686	1,727	6,799	3,362
Total Revenues	3,924	2,220	9,287	4,913

OPERATING EXPENSES:
Research and Development	21,915	25,009	72,707	78,168
General and Administrative	5,346	6,950	19,109	24,049
In-Process Research and Development Impairment	13,000	—	13,000	—
Gain on Fair Value Remeasurement of Contingent Consideration	(4,600)	—	(200)	—
Amortization of Acquired Intangible Assets	224	254	672	760
Total Operating Expenses	35,885	32,213	105,288	102,977

Operating Loss	(31,961)	(29,993)	(96,001)	(98,064)
Investment and Other Income, Net	398	395	1,611	1,841
Net Loss Before Income Tax Benefit	(31,563)	(29,598)	(94,390)	(96,223)
Income Tax Benefit	5,200	—	5,200	—
Net Loss	$(26,363)	$(29,598)	$(89,190)	$(96,223)

Basic and Diluted Net Loss Per Common Share	$(0.20)	$(0.29)	$(0.71)	$(0.97)

Shares Used in Calculating Basic and Diluted Net Loss per Share	129,640	100,672	125,856	99,398

COMPREHENSIVE LOSS:
Net Loss	$(26,363)	$(29,598)	$(89,190)	$(96,223)
Other Comprehensive Income:
Unrealized Gain (Loss) on Marketable Securities	11	(113)	47	303
Comprehensive Loss	$(26,352)	$(29,711)	$(89,143)	$(95,920)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(89,190)	$(96,223)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	3,392	2,135
Amortization of Intangible Assets	672	760
Amortization and Premium of Marketable Securities, Net	(171)	768
Loss on Sale or Disposal of Assets	6	74
In-Process Research and Development Impairment	13,000	—
Gain on Fair Value Remeasurement of Contingent Consideration	(200)	—
Income Tax Benefit	(5,200)	—
Stock-Based Compensation Expense	9,728	11,709
Non-Cash Expense	—	1,638
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(1,229)	(609)
Prepaid and Other Current Assets	525	(325)
Other Assets	132	—
Accounts Payable and Accrued Expenses	(10,888)	(11,560)
Other Liabilities	(987)	(1,054)
Net Cash Used in Operating Activities	(80,410)	(92,687)

Cash Flows from Investing Activities:
Sales and Maturities of Marketable Securities	183,683	194,915
Purchases of Marketable Securities	(122,235)	(149,877)
Investment in Other	—	(1,801)
Acquisition of Property and Equipment	(1,598)	(2,113)
Net Cash Provided by Investing Activities	59,850	41,124

Cash Flows from Financing Activities:
Net Proceeds from Stock Issuances	32,642	10,666
Proceeds from Issuance of Stock from Employee Benefit Plans	192	532
Net Cash Provided by Financing Activities	32,834	11,198

Net Increase (Decrease) in Cash and Cash Equivalents	12,274	(40,365)
Cash and Cash Equivalents at Beginning of Period	42,461	72,108
Cash and Cash Equivalents at End of Period	$54,735	$31,743

Non-cash Investing Activities
Acquisition of Property and Equipment Included in Accounts Payable and Accrued Expenses	$75	$65
Non-cash Supplemental Disclosure
Shares Issued to Former Kolltan Executive for Settlement of Severance	$302	$—

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

At September 30, 2017, the Company had cash, cash equivalents and marketable securities of $140.5 million. The Company has had recurring losses and incurred a loss of $89.2 million for the nine months ended September 30, 2017. Net cash used in operations for the nine months ended September 30, 2017 was $80.4 million. The Company believes that the cash, cash equivalents and marketable securities at November 7, 2017 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the quarterly period ended September 30, 2017 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption of new accounting standards during the first nine months of 2017 as discussed below.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued a new U.S GAAP accounting standard that updates guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard will be effective for the Company on January 1, 2018 and can be applied using one of two methods: retrospectively to each prior period presented or a modified retrospective application by recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. The Company expects to adopt the new revenue standard using the modified retrospective application method. During the fourth quarter of 2017, the Company plans to finalize its assessments over the impact that these standards may have on its consolidated financial statements and disclosures. As a result of adopting this standard, the Company plans to implement additional processes and controls, including additional disclosures, to comply with the new standard.

In February 2016, the FASB issued a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on the Company’s consolidated financial statements.

In August 2016, the FASB issued new U.S. GAAP guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. This standard is effective for the company on January 1, 2018. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of September 30, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$42,032	$—	$42,032	$—
Marketable securities	85,795	—	85,795	—
	$127,827	$—	$127,827	$—

Liabilities:
Kolltan acquisition contingent consideration	$44,000	$—	$—	$44,000
	$44,000	$—	$—	$44,000

	As of December 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$20,445	$—	$20,445	$—
Marketable securities	147,315	—	147,315	—
	$167,760	$—	$167,760	$—

Liabilities:
Kolltan acquisition contingent consideration	$44,200	$—	$—	$44,200
	$44,200	$—	$—	$44,200

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2017 (in thousands):

Other Long-Term Liabilities: Contingent Consideration
Balance at December 31, 2016	$44,200
Fair value adjustments included in operating expenses	(200)
Balance at September 30, 2017	$44,000

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016 (Note 11), was primarily an income approach. The Company may be required to pay future consideration of up to $172.5 million that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

During the three and nine months ended September 30, 2017, the Company recorded a $4.6 million and a $0.2 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to a reduction in fair value attributed to the milestones related to the Company’s anti-KIT program and partially offset by losses related to changes in discount rates and the passage of time affecting remaining milestones. The Company’s anti-KIT program includes CDX-0158 and CDX-0159, a variant of CDX-0158. CDX-0159 is being fully developed in-house with the intention of replacing CDX-0158 in clinical development. The Company expects manufacturing and IND-enabling efforts for CDX-0159 will be completed in 2018.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the nine months ended September 30, 2017.

(4)  Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$13,725	$5	$(3)	$13,727
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$13,725	$5	$(3)	$13,727
Corporate debt securities
Maturing in one year or less	$72,078	$3	$(13)	$72,068
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$72,078	$3	$(13)	$72,068
Total marketable securities	$85,803	$8	$(16)	$85,795

December 31, 2016
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$52,754	$5	$(12)	$52,747
Maturing after one year through three years	296	8	—	304
Total U.S. government and municipal obligations	$53,050	$13	$(12)	$53,051
Corporate debt securities
Maturing in one year or less	$94,320	$—	$(56)	$94,264
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$94,320	$—	$(56)	$94,264
Total marketable securities	$147,370	$13	$(68)	$147,315

The Company holds investment grade marketable securities and none were considered to be other-than-temporarily impaired as of September 30, 2017. Marketable securities include $0.3 million and $0.6 million in accrued interest at September 30, 2017 and December 31, 2016, respectively.

(5)  Intangible Assets and Goodwill

Intangible Assets, Net

The table below presents information for the Company’s finite-lived intangible assets that are subject to amortization and indefinite-lived intangible assets:

		September 30, 2017			December 31, 2016
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Finite-lived Intangible Assets:
License Rights	16 years	$14,500	$(7,175)	$7,325	$14,500	$(6,503)	$7,997
Indefinite-lived Intangible Assets:
IPR&D	Indefinite	60,490	—	60,490	73,490	—	73,490
Total Intangible Assets, Net		$74,990	$(7,175)	$67,815	$87,990	$(6,503)	$81,487

Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of glembatumumab vedotin acquired in connection with the CuraGen acquisition and the development of the anti-KIT program, CDX-3379 and the TAM programs acquired in connection with the Kolltan acquisition. As of September 30, 2017, no IPR&D asset had reached technological feasibility nor did any have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. During the three and nine months ended September 30, 2017, the

Company recorded a non-cash partial impairment charge of $13.0 million on the anti-KIT program IPR&D assets acquired from Kolltan. The Company determined that changes in projected development and regulatory timelines related to the anti-KIT program taken together constituted a triggering event that required the Company to evaluate the intangible asset for impairment. As part of this evaluation, the present value of probability adjusted estimated net future cash flows was used to determine the fair value of the program and compared to the carrying value of the program. As a result of this impairment assessment, the Company concluded that a non-cash partial impairment charge of $13.0 million on the anti-KIT program IPR&D asset acquired from Kolltan be recorded for the three and nine months ended September 30, 2017 for the amount the fair value of the anti-KIT program exceeded its carrying amount.

Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

Goodwill

There have been no changes to the carrying amount of goodwill during the nine months ended September 30, 2017. The Company performs an annual impairment test of goodwill as of July 1 each year. The Company tested goodwill for impairment as of July 1, 2017 and concluded that goodwill was not impaired.

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Deferred Rent	$669	$398
Net Deferred Tax Liabilities related to IPR&D	22,854	28,054
Deferred Income from Sale of Tax Benefits	8,940	9,436
Accrued Lease Restructuring	854	1,154
Long-Term Severance	100	539
Contingent Milestones	44,000	44,200
Deferred Revenue	3,726	3,749
Total	81,143	87,530
Less Current Portion	(5,792)	(4,826)
Long-Term Portion	$75,351	$82,704

In November 2015, December 2014, January 2014 and January 2013, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million and $0.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.5 million in other income related to the sale of these tax benefits for the three and nine months ended September 30, 2017, respectively, and $0.0 million and $0.6 million during the three and nine months ended September 30, 2016, respectively.

In December 2016, the Company decided not to occupy the 11,500 square feet of expansion space (“Needham Expansion”) at its Needham, Massachusetts facility. The Company agreed to lease the Needham Expansion in August 2015 and the term of the lease expires in July 2020. In October 2017, the Company entered into a sublease agreement for the Needham Expansion. In March 2017, the Company terminated its lease in Branford, CT and consolidated its Connecticut operations in its New Haven, CT facility. The Company recorded restructuring expense of $0.2 million to general and administrative expense related to the Branford, CT lease termination. The activity related to accrued lease restructuring for the nine months ended September 30, 2017 is presented below (in thousands):

Accrued Lease Restructuring
Balance at December 31, 2016	$1,154
Expense	170
Payments	(470)
Balance at September 30, 2017	$854

(7) Stockholders’ Equity

In May 2016, the Company and Cantor Fitzgerald & Co. (“Cantor”) entered into a controlled equity offering sales agreement (“2016 Cantor Agreement”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. During the nine months ended September 30, 2017, the Company issued 11,326,363 shares of its common stock under the 2016 Cantor Agreement resulting in net proceeds to the Company of $32.6 million, after deducting commission and offering expenses. At September 30, 2017, the Company had $11.7 million remaining in aggregate gross offering price available under the 2016 Cantor Agreement. In October 2017, the Company completed sales under the 2016 Cantor Agreement and issued 3,871,709 shares of its common stock resulting in net proceeds to the Company of $11.3 million.

(8)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2016	10,218,710	$11.14	6.5
Granted	2,309,900	$2.34
Exercised	—	$—
Canceled	(945,792)	$9.21
Options Outstanding at September 30, 2017	11,582,818	$9.54	5.9
Options Vested and Expected to Vest at September 30, 2017	11,460,583	$9.59	5.8
Options Exercisable at September 30, 2017	7,360,799	$11.05	4.1
Shares Available for Grant Under the 2008 Plan	7,780,663

The weighted average grant-date fair value of stock options granted during the nine month period ended September 30, 2017 was $1.57. Stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Research and development	$1,546	$2,042	$5,310	$5,866
General and administrative	1,193	1,754	4,418	5,843
Total stock-based compensation expense	$2,739	$3,796	$9,728	$11,709

The fair value of employee and director stock options granted during the three and nine month periods ended September 30, 2017 and 2016 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected stock price volatility	76%	76%	76 — 77%	70 — 77%
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.0%	1.4%	2.0 — 2.3%	1.4 — 1.6%
Expected dividend yield	None	None	None	None

(9) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2017 are summarized below:

	Unrealized (Loss) Gain on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2016	$(55)	$2,596	$2,541
Other comprehensive gain	47	—	47
Balance at September 30, 2017	$(8)	$2,596	$2,588

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2017.

(10)  Revenue

Rockefeller University (Rockefeller)

In 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company performs research and development services for Rockefeller. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $0.3 million and $1.4 million in revenue related to the Rockefeller agreement during the three and nine months ended September 30, 2017, respectively, and $1.1 million and $1.8 million during the three and nine months ended September 30, 2016, respectively.

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

The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be 5 years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated 5-year performance period using the Contingency Adjusted Performance Model (“CAPM”). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. The BMS payments are recognized as revenue under the CAPM. The Company recorded $0.9 million and $2.1 million in revenue related to the BMS agreement during the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.5 million during the three and nine months ended September 30, 2016, respectively.

International AIDS Vaccine Initiative (IAVI)

In 2017, the Company entered into an agreement with IAVI pursuant to which the Company performs research and development and manufacturing services for IAVI outlined under subsequently negotiated task orders. Revenue is recognized as services are performed under the negotiated task orders. The Company recorded $1.7 million and $4.0 million in revenue related to the IAVI agreement during the three and nine months ended September 30, 2017, respectively.

Frontier Biotechnologies, Inc. (Frontier)

In 2017, the Company entered into an agreement with Frontier pursuant to which the Company performs research and development and manufacturing services for Frontier outlined under subsequently negotiated task orders. Revenue is recognized as services are performed under the negotiated task orders. The Company recorded $0.6 million in revenue related to the Frontier agreement during both the three and nine months ended September 30, 2017.

(11) Kolltan Acquisition

In connection with the Kolltan Acquisition, effective November 29, 2016, the Company issued 18,257,996 shares of common stock of the Company in exchange for all of the share and debt interests in Kolltan. The Company also agreed to issue an aggregate of 437,901 shares of its common stock, less tax withholdings, to certain former officers of Kolltan. During the nine months ended September 30, 2017, the Company issued 91,749 shares of its common stock and at September 30, 2017, the Company’s remaining obligation is to issue 125,123 shares of its common stock, less tax withholdings, related to this severance obligation. In addition, in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and certain commercial milestones related to Kolltan’s drug candidates are achieved, Celldex will be required to pay Kolltan’s stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Merger Agreement.

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

Pro Forma Financial Information

If the operations of the Company and Kolltan were combined as of January 1, 2016, the unaudited pro forma net loss for the three and nine months ended September 30, 2016 would have been $35.5 million and $120.4 million, respectively, or $(0.30) and $(1.02) per share, respectively. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities.

(12)  Income Taxes

Massachusetts, New Jersey and Connecticut are the three states in which the Company primarily operates or has operated and has income tax nexus. The Company’s wholly-owned subsidiary, Celldex Australia Pty Ltd, operates in Brisbane, Australia. The Company is not currently under examination by any jurisdictions for any tax year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. The Company has determined that it is more likely than not that it will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at September 30, 2017 and December 31, 2016 against the Company’s net deferred tax assets.

As of September 30, 2017 and December 31, 2016, the Company had $22.9 million and $28.1 million of deferred tax liabilities, net recorded on the balance sheet primarily associated with temporary differences related to the Company’s IPR&D assets. The $5.2 million decrease in deferred tax liabilities, net during the three and nine months ended September 30, 2017 was due to the partial impairment of the anti-KIT program IPR&D assets.

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

	Nine months ended September 30,
	2017	2016

Stock options	11,582,818	10,150,598
Restricted stock	96,668	60,000
	11,679,486	10,210,598

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

Our latest stage drug candidate, glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient’s immune response against cancer. We established proof of principle in a Phase 1 study with varlilumab, which supported the initiation of combination studies in various indications. We also have a number of earlier stage drug candidates in clinical development, including CDX-3379, a human monoclonal antibody designed to block the activity of ErbB3 (HER3) in solid tumors; CDX-014, an antibody-drug conjugate targeting renal and ovarian cancers; CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APCs, for cancer indications; and, CDX-301, an immune cell mobilizing agent and dendritic cell growth factor. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

Product (generic)	Indication/Field	Status	Sponsor
Glembatumumab vedotin	Triple negative breast cancer	Phase 2b	Celldex
Glembatumumab vedotin	Metastatic melanoma (with varlilumab or CPI1)	Phase 2	Celldex
Varlilumab	Multiple solid tumors (with nivolumab)	Phase 2	Celldex[2]
CDX-3379	Head and neck squamous cell cancer (with cetuximab)	Phase 2[3]	Celldex
CDX-014	Renal cell carcinoma	Phase 1	Celldex
CDX-1140	Multiple solid tumors	Phase 1[3]	Celldex

1checkpoint inhibitor; 2BMS collaboration; 3expected to initiate by year-end 2017

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

Product (generic)	Indication/Field	Status	Sponsor
Glembatumumab vedotin	Uveal melanoma	Phase 2	NCI (CRADA)
Glembatumumab vedotin	Squamous cell lung cancer	Phase 2	PrECOG, LLC
CDX-1401/CDX-301	Malignant melanoma	Phase 2	NCI (CRADA)
CDX-1401/atezolizumab/SGI-110	Ovarian cancer	Phase 1	NCI (CRADA)

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

During the past five years through December 31, 2016, we incurred an aggregate of $422.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2017 and 2016. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Glembatumumab vedotin	$26,240	$20,577
Varlilumab	11,956	22,777
Anti-KIT Program	3,223	—
CDX-3379	3,611	—
CDX-014	1,925	3,059
CDX-1401	617	3,804
CDX-301	1,058	3,402
CDX-1140	5,788	1,642
TAM Program	3,914	—
Rintega	1,429	14,624
Other Programs	12,946	8,283
Total R&D Expense	$72,707	$78,168

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

In December 2013, we initiated METRIC, a randomized, controlled Phase 2b study of glembatumumab vedotin in patients with triple negative breast cancer that over-expresses gpNMB. Clinical trial study sites were opened to enrollment across the U.S., Canada, Australia and the European Union. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed an opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for the possibility of full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS, defined as the time from randomization to the earlier of disease progression or death due to any cause. PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. Since implementation of these changes, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could potentially support marketing approval in both the U.S. and Europe dependent upon data results and review.

Enrollment (n=327) in METRIC was completed in August 2017. The study calls for 203 progression events for evaluation of the primary endpoint, which will be assessed based on an independent, central reading of patient scans. The sum of the data, including the secondary endpoints of response rate, overall survival, duration of response and safety, will be important in assessing clinical benefit. Based on the current rate of progression events in the study, the Company projects that topline primary endpoint data should be available in the second quarter of 2018.

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

In December 2014, we initiated a single arm, single-agent, open-label Phase 2 study of glembatumumab vedotin in patients with unresectable stage III or IV melanoma, and enrollment has been completed. In May 2016, we amended the protocol to add a second cohort of patients to a glembatumumab vedotin and varlilumab combination arm to assess the potential clinical benefit of the combination and to explore varlilumab’s potential biologic and immunologic effect when combined with an ADC, and enrollment has been completed. In November 2016, we amended the protocol to add a third cohort of patients evaluating glembatumumab vedotin in combination with an approved checkpoint inhibitor (i.e., nivolumab or pembrolizumab) following progression on the checkpoint inhibitor alone, and enrollment is ongoing. In September 2017, we amended the protocol again to add a fourth cohort of patients evaluating glembatumumab vedotin in combination with CDX-301 to assess the safety, tolerability and biologic activity of the combination. Following completion of this cohort and evaluation of available data, the protocol amendment also allows for the exploration of additional cohorts. The primary endpoint for each cohort is ORR, except the fourth cohort which is assessing safety and tolerability. Secondary endpoints include analyses of PFS, duration of response, OS, retrospective investigation of whether the anti-cancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety of both the monotherapy and combination regimens.

We presented mature data from the single-agent cohort in an oral presentation at the 2017 American Society of Clinical Oncology Annual Meeting in June. The cohort enrolled 62 evaluable patients with unresectable stage IV melanoma. All patients had been heavily pre-treated (median prior therapies = 3; range 1-8) and had progressed during or after checkpoint inhibitor therapy, and almost all patients had received both ipilimumab (n=58; 94%) and anti-PD-1/anti-PD-L1 (n=58; 94%) therapy. Twelve patients presented with BRAF mutation, and fifteen had prior treatment with BRAF or BRAF/MEK targeted agents. Median overall survival (OS) for all patients was 9.0 months (95% CI: 6.1, 13.0). As previously reported in October 2016, the primary endpoint of the cohort (threshold of 6 or more objective responses in 52 evaluable patients) was exceeded. 7 of 62 (11%) patients experienced a confirmed response, and an additional three patients also experienced single timepoint partial responses. Since data were reported in October 2016, one patient converted from a confirmed partial response to a confirmed complete response. The median duration of response was 6.0 months. A 52% disease control rate (patients without progression for greater than three months) was demonstrated, and median progression free survival (PFS) for all patients was 4.4 months. Consistent with previous studies in melanoma and breast cancer, rash was associated with greater clinical benefit. Patients who experienced rash in Cycle 1 experienced a 21% confirmed response rate, a more prolonged PFS with a median of 5.5 months (p=0.006; HR=0.39) and a more prolonged OS with a median of 15.8 months (p=0.026, HR=0.44). The safety profile was consistent with prior studies of glembatumumab vedotin with rash, neutropenia and neuropathy experienced as the most significant adverse events. Pre-treatment tumor tissue was available for 59 patients. All samples were gpNMB positive, and 78% of patients had tumors with 100% of their epithelial cells expressing gpNMB. Given both the high level of expression and the intensity of expression across this patient population, identifying a potential population for gpNMB enrichment is not feasible; therefore, all patients with metastatic melanoma could be evaluated as potential candidates for treatment with glembatumumab vedotin in future studies. We intend to conduct exploratory analyses of pre-entry skin biopsies in future patients to investigate potential predictors of response to glembatumumab vedotin, given the association of rash and outcome.

Data from the second cohort, combining glembatumumab vedotin and varlilumab, were accepted for presentation at the Society for Immunotherapy of Cancer’s (SITC) 32nd Annual Meeting in November 2017. The cohort enrolled 34 patients with unresectable stage IV melanoma. All patients had been heavily pre-treated (median prior therapies = 3; range 1-8) and had progressed during or after checkpoint inhibitor (CPI) therapy (median prior CPI therapies = 2; range 1-4). Almost all patients had received ipilimumab (n=26; 76%) and/or anti-PD-1/anti-PD-L1 (n=34; 100%) therapy. Nine patients presented with BRAF mutation, and eleven had prior treatment with BRAF or BRAF/MEK targeted agents. Median PFS for all patients was 2.6 months (95% CI: 1.4, 2.8), and median overall survival (OS) for all patients was 6.4 months (95% CI: 3.2, 8.3). One of 31 patients eligible for response evaluation experienced a confirmed partial response (3%) and an additional two patients also experienced single timepoint partial responses. 52% of patients experienced stable disease (minimum of six or more weeks). A 19% disease control rate (patients without progression for greater than three months) was demonstrated. The safety profile was consistent with prior studies of glembatumumab vedotin and there was no evidence of additive toxicity associated with the combination. Biological effects of varlilumab were consistent with prior observations and did not appear to be impacted by the addition of an antibody-drug conjugate (ADC). Modest clinical benefit in the combination could be due to multiple factors, including potential lack of sensitivity to immunotherapy in patients with checkpoint refractory disease, many of whom progressed so rapidly that they experienced a very short duration of varlilumab treatment (median 2 doses); a possible dearth of antigen presenting cells in tumors; and the potential for immune checkpoint molecules to remain unblocked without checkpoint inhibitor therapy. Planned future cohorts are designed to address some of these potential factors. No significant correlation between rash and outcome was observed, but will continue to be monitored in future cohorts.

Treatment of Other Indications:  We have entered into a collaborative relationship with PrECOG, LLC, which represents a research network established by the Eastern Cooperative Oncology Group (ECOG), under which PrECOG, LLC, is conducting an open-label Phase 1/2 study in patients with unresectable stage IIIB or IV, gpNMB-expressing, advanced or metastatic squamous cell carcinoma (SCC) of the lung, who have progressed on prior platinum-based chemotherapy. This study opened to enrollment in April 2016 and is ongoing. The study includes a dose-escalation phase followed by a two-stage Phase 2 portion (Simon two-stage design). The Phase 1, dose-escalation portion of the study is designed to assess the safety and tolerability of glembatumumab vedotin at varying dose levels. The first stage of the Phase 2 portion plans to enroll approximately 20 patients, and if at least two patients achieve a partial response or complete response, a second stage may enroll an additional 15 patients. The primary objective of the Phase 2 portion of the study is to assess the anti-tumor activity of glembatumumab vedotin in squamous cell lung cancer as measured by ORR. Secondary objectives of the study include analyses of safety and tolerability and further assessment of anti-tumor activity across a broad range of endpoints.

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring a Phase 2 study of glembatumumab vedotin in uveal melanoma. The study is a single-arm, open-label study in patients with locally recurrent or metastatic uveal melanoma. The study has a two stage design with a pre-specified activity threshold necessary in the first stage to progress enrollment to the second stage. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. Data from this study were presented at 9th World Congress of Melanoma in October of 2017. Two (6%) objective responses were observed in 31 patients to date and 35% of patients experienced stable disease greater than 100 days (median 5.5 months). The disease control rate (response rate + stable disease) for all patients on study was noteworthy at 61%. Median PFS was 3.2 months and median OS was 11.8 months. For patients who experienced either a partial response or stable disease, median PFS was 5.5 months and median OS has not yet been reached. The NCI is conducting exploratory immune correlates to provide insight into target saturation, antigen release and potential combination strategies.

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

Single-Agent Phase 1 Study:  Data from the completed, open-label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers were presented at the Annual Meeting of the American Society of Clinical Oncology in June 2014. Varlilumab demonstrated an acceptable safety profile and induced immunologic activity in patients that is consistent with both its proposed mechanism of action and data in preclinical models. A total of 90 patients were dosed in the study at multiple clinical sites in the U.S. of which 55 patients were dosed in dose escalation cohorts (various solid and hematologic B- and T-cell tumors), and 35 patients were dosed in the expansion cohorts (melanoma, renal cell carcinoma and Hodgkin lymphoma) at 3 mg/kg. In both the solid tumor and hematologic dose-escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, with only three serious AEs related to treatment reported. No significant immune-mediated adverse events (colitis, hepatitis, etc.) typically associated with checkpoint blockade have been observed to date. Two patients initially experienced significant objective responses including a complete response in Hodgkin lymphoma (patient remains in remission at 2.8+ years without further anticancer therapy as of September 2016; patient no longer on study) and a partial response in renal cell carcinoma (continued at 2.5+ years without further anticancer therapy as of June 2017). A patient with renal cell carcinoma that experienced significant stable disease (4+ years) has achieved a single-time point partial response at 4.2+ years without additional anticancer therapy. Twelve patients experienced stable disease up to 14 months. As of June 2017, there are two patients continuing in long term follow-up. Final results from the study in patients with solid tumors were published in the Journal of Clinical Oncology in April 2017.

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

Data (n=36) from the Phase 1 dose escalation portion of the study were presented in an oral presentation at the American Society of Clinical Oncology Annual Meeting in June 2017. The majority of patients had PD-L1 negative tumor at baseline and presented with stage IV, heavily-pretreated disease. 80% of patients enrolled presented with refractory or recurrent colorectal (n=21) or ovarian cancer (n=8), a population expected to have minimal response to checkpoint blockade. The primary objective of the Phase 1 portion of the study was to evaluate the safety and tolerability of the combination. The combination was well tolerated at all varlilumab dose levels tested without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment including increased infiltrating CD8+ T cells and increased PD-L1 expression, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies, were observed. Additional evidence of immune activity, such as increase in inflammatory chemokines and decrease in T regulatory cells, was also noted. Notable disease control was also observed (stable disease or better for at least 3 months), considering the stage IV patient population contained mostly colorectal and ovarian cases (80%): 0.1 mg/kg varlilumab + 240 mg Opdivo: 1/5 (20%), 1 mg/kg varlilumab + 240 mg Opdivo: 5/15 (33%) and 10 mg/kg varlilumab + 240 mg Opdivo: 6/15 (40%).

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

The Phase 2 portion of the study opened to enrollment in April 2016 and includes cohorts in colorectal cancer (n=18), ovarian cancer (n=54), head and neck squamous cell carcinoma (n=54), renal cell carcinoma (n=25) and glioblastoma (n=20). Additional dosing schedules are being explored in ovarian cancer and in head and neck squamous cell carcinoma, increasing the overall size of the study compared to the original study design. The primary objective of the Phase 2 cohorts is ORR, except glioblastoma, where the primary objective is the rate of 12-month overall survival. Secondary objectives include pharmacokinetic assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo and further assessing the anti-tumor activity of combination treatment. We plan to complete enrollment across all cohorts in the Phase 2 portion of the study in the first quarter of 2018 and expect to work with BMS to present data from the study at a future medical meeting.

Anti-Kit Program: CDX-0158 and CDX-0159

KIT activation is implicated in many disease processes including some cancers, neurofibromatosis and mast cell-related diseases, including autoimmune disease. CDX-0158, a humanized monoclonal antibody, is a potent inhibitor of wildtype KIT in mast cells and has demonstrated preclinical activity versus the most common oncogenic KIT mutations found in human gastrointestinal stromal tumors (GIST) in model cell lines and in spontaneous canine mast cell tumors (an established model for mastocytoma). A Phase 1 dose escalation study in patients with advanced refractory GIST and other KIT positive tumors opened to enrollment in December 2015 to determine the maximum tolerated dose, recommend a dose for further study and characterize the safety profile. A total of 28 patients have been treated with doses up to 15 mg/kg with one patient currently continuing on treatment. Importantly, no evidence of myelosuppression (an effect commonly associated with KIT inhibition) was observed in this study. Approximately two-thirds of the patients on study had infusion reactions that were manageable with pre-medication and longer infusion times. The biomarker data showed evidence of dose-related KIT engagement, and two patients experienced partial metabolic responses on fluorodeoxyglucose (FDG)-PET scan; however, these PET responses were not associated with tumor shrinkage.

The infusion reactions are believed to be the result of CDX-0158 acting as an agonist on mast cells in vivo, where the antibody can be cross-linked by Fc receptors and cause mast cell degranulation. Given the infusion reactions, modifications have been introduced into the Fc portion of the CDX-0158 antibody to prevent these interactions, which should eliminate the potential for Fc receptor mediated agonist activity. This second-generation version, called CDX-0159, also includes modifications to increase the half-life of the antibody, giving it additional benefits over CDX-0158. Preclinical data to date with CDX-0159 have demonstrated equivalent KIT inhibition to CDX-0158, but unlike CDX-0158, CDX-0159 does not induce KIT activation when Fc receptors are used to cross-link the antibodies. CDX-0159 is being fully developed in-house with the intention of replacing CDX-0158 in clinical development. We expect manufacturing and IND-enabling efforts for CDX-0159 will be completed in 2018.

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

A Phase 1a/1b study was conducted, including a single-agent, dose-escalation portion and combination expansion cohorts. Data from the dose-escalation portion, which completed enrollment in September 2015, and initial data from the expansion cohorts (enrollment ongoing at the time) were presented at the American Society of Clinical Oncology Annual Meeting in June 2016. The single-agent, dose-escalation portion of the study did not identify an MTD, and there were no dose limiting toxicities. The most common adverse events included rash and diarrhea and were predominantly grade 1 or 2. Four combination arms across multiple tumor types were added to evaluate CDX-3379 with several drugs that target EGFR, HER2 or BRAF. They include combinations with Erbitux® (n=16), Tarceva® (n=8), Zelboraf® (n=4) and Herceptin® (n=10). Patients had advanced disease and were generally heavily pretreated. Across the combination arms, the most frequent adverse events were diarrhea, nausea, rash and fatigue. Objective responses were observed in the Erbitux and Zelboraf combination arms. In the Erbitux arm, there was one complete response in a patient with head and neck cancer, who had been previously treated with Erbitux and was refractory. In the Zelboraf arm, there were two partial responses in patients who had lung cancer, one of whom had been previously treated with Tafinlar® and was considered refractory. We have finalized plans for advancement into an open-label Phase 2 study in approximately 30 patients with recurrent/metastatic head and neck squamous cell cancer who are refractory to Erbitux (cetuximab). We anticipate initiating this study in the fourth quarter of 2017. The primary objective of the study is objective response rate. Second objectives include assessments of clinical benefit response (CBR), duration of response (DOR), PFS and OS, and safety and pharmacokinetics associated with the combination.

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

We have completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or poly-ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Results were published in Science Translational Medicine in April 2014. Sixty percent of patients had confirmed NY-ESO expression in archived tumor samples. Thirteen patients maintained stable disease for up to 13.4 months with a median of 6.7 months. Treatment indicates an acceptable safety profile to date, and there were no dose limiting toxicities. A variety of immune activation parameters were observed. Humoral responses were elicited in both NY-ESO-1 positive and negative patients. NY-ESO-1-specific T cell responses were absent or low at baseline, but increased post-vaccination in 56% of evaluable patients, including both CD4 and/or CD8 T cell responses. Robust immune responses were observed with CDX-1401 with resiquimod and poly-ICLC alone and in combination. Long-term patient follow up suggested that treatment with CDX-1401 may predispose patients to better outcomes on subsequent therapy with checkpoint inhibitors. Of the 45 patients in the Phase 1 study, eight went on to receive subsequent therapy of either Yervoy® or an investigational checkpoint inhibitor within 3 months of CDX-1401, and six of these patients had objective tumor regression. Six patients with melanoma received Yervoy within three months of treatment with CDX-1401, and four (67%) had objective tumor responses, including one complete response, which compares favorably to the overall response rate of 11% previously reported in metastatic melanoma patients treated with single-agent Yervoy. In addition, two patients with non-small cell lung cancer received an investigational checkpoint blockade within two months of completing treatment with CDX-1401, and both achieved partial responses. Together with Roche, we are supporting an investigator initiated study of CDX-1401 in combination with Tecentriq® (atezolizumab; anti-PD-L1) in patients with lung cancer.

CDX-1401’s potential activity is being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in malignant melanoma by the Cancer Immunotherapy Trials Network (CITN) under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine the activity of CDX-1401 with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is complete, and initial results were presented at the 2016 American Society of Clinical Oncology (ASCO) Annual Meeting. The data confirmed that CDX-1401 is capable of driving NY-ESO-1 immunity and further demonstrated the potential of CDX-301 as a combination agent for enhancing tumor specific immune responses. The NCI and CITN are planning to enroll additional cohorts to investigate alternative regimens of CDX-301.

In September 2017, a randomized, open-label Phase 1/2 study of CDX-1401 in combination with atezolizumab and SGI-110 opened to enrollment in recurrent ovarian, fallopian tube, or primary peritoneal cancer. This study is being conducted under a CRADA with the NCI Division of Cancer Treatment and Diagnosis and is designed to determine the activity of atezolizumab alone, atezolizumab plus SGI-110 and atezolizumab plus SGI-110 plus CDX-1401. The primary outcome of the Phase 1 dose escalation study is safety and only evaluates atezolizumab alone and in combination with SGI-110. The Phase 2 portion of the study is expected to add CDX-1401. The primary outcome of the Phase 2 portion of the study is a comparison of PFS between the three cohorts.

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

At the 2016 ASCO Annual Meeting, initial results from a Phase 2 study of CDX-1401 in combination with CDX-301 in malignant melanoma were presented that further demonstrated the value of CDX-301 as a combination agent for enhancing tumor specific immune responses. The Phase 2 study was conducted by the Cancer Immunotherapy Trials Network, or CITN, under a CRADA with the Cancer Therapy Evaluation Program of the NCI. Based on these results the CITN is planning to enroll additional cohorts to investigate alternative regimens of CDX-301. Other studies are being considered through investigator-sponsored and collaborative agreements.

CDX-014

CDX-014 is a human monoclonal ADC that targets T cell immunoglobulin and mucin domain 1, or TIM-1. TIM-1 expression is upregulated in several cancers, most notably renal cell and ovarian carcinomas, and is associated with a more malignant phenotype of renal cell carcinoma (RCC) and tumor progression. TIM-1 has restricted expression in healthy tissues, making it potentially amenable to an ADC approach. The TIM-1 antibody is linked to MMAE using Seattle Genetics’ proprietary technology. The ADC is designed to be stable in the bloodstream but to release MMAE upon internalization into TIM-1-expressing tumor cells, resulting in a targeted cell-killing effect. CDX-014 has shown anti-tumor activity in preclinical models of ovarian and renal cancers.

In July 2016, we announced that enrollment had opened in a Phase 1/2 study of CDX-014 to patients with both clear cell and papillary RCC. The Phase 1 dose-escalation portion of the study is evaluating cohorts of patients receiving increasing doses of CDX-014 to determine the maximum tolerated dose and a recommended dose for Phase 2 study. We anticipate expanding the Phase 1 study to encompass additional TIM-1 expressing tumor types and alternate dosing regimens. The Phase 2 portion of the study plans to enroll approximately 25 patients to assess the anti-tumor activity of CDX-014 at the recommended dose in advanced renal cell carcinoma as measured by objective response rate. Secondary objectives include safety and tolerability, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity.

CDX-1140

CDX-1140 is a fully human antibody targeted to CD40, a key activator of immune response which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. Potent CD40 agonist antibodies have shown encouraging results in early clinical studies; however, systemic toxicity associated with broad CD40 activation has limited their dosing. CDX-1140 has unique properties relative to other CD40 agonist antibodies: potent agonist activity is independent of Fc receptor interaction, contributing to more consistent, controlled immune activation; CD40L binding is not blocked, leading to potential synergistic effects of agonist activity near activated T cells in lymph nodes and tumors; and the antibody does not promote cytokine production in whole blood assays. CDX-1140 has shown direct anti-tumor activity in preclinical models of lymphoma.

Preclinical data, including the IND-enabling toxicology study of CDX-1140, were accepted for presentation at the Society for Immunotherapy of Cancer’s (SITC) 32nd Annual Meeting in November 2017. This toxicology study of CDX-1140 clearly demonstrates strong immune activation effects and low systemic toxicity. The No Observable Adverse Effect Level (NOAEL) for CDX-1140 was determined to be 10 mg/kg in this study. The data support the design of the Phase 1 study of CDX-1140 to rapidly identify the dose for characterizing single-agent and combination activity. The Company believes that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments.

We plan to initiate a Phase 1 study of CDX-1140 by year-end 2017. This study, which is expected to enroll up to approximately 105 patients with recurrent, locally advanced or metastatic solid tumors, is designed to determine the maximum tolerated dose during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$1,238	$493	$745	151%
Contracts and Grants	2,686	1,727	959	56%
Total Revenue	$3,924	$2,220	$1,704	77%
Operating Expense:
Research and Development	21,915	25,009	(3,094)	(12)%
General and Administrative	5,346	6,950	(1,604)	(23)%
In-Process Research and Development Impairment	13,000	—	13,000	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	(4,600)	—	4,600	n/a
Amortization of Acquired Intangible Assets	224	254	(30)	(12)%
Total Operating Expense	35,885	32,213	3,672	11%
Operating Loss	(31,961)	(29,993)	1,968	7%
Investment and Other Income, Net	398	395	3	1%
Net Loss Before Income Tax Benefit	(31,563)	(29,598)	1,965	7%
Income Tax Benefit	5,200	—	5,200	n/a
Net Loss	$(26,363)	$(29,598)	$(3,235)	(11)%

Net Loss

The $3.2 million decrease in net loss for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily the result of a decrease in research and development and general and administrative expenses, the gain on fair value remeasurement of contingent consideration and the income tax benefit recognized offset by the in-process research and development impairment.

Revenue

The $0.7 million increase in product development and licensing agreements revenue for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to an increase in reimburseable clinical trial expenses from BMS associated with the Phase 1/2 study of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor. The $1.0 million increase in contracts and grants revenue for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily related to our IAVI and Frontier agreements pursuant to which we perform manufacturing and R&D services for IAVI and Frontier.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our product candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Personnel	$8,933	$8,940	$(7)	n/a
Laboratory Supplies	1,230	1,114	116	10%
Facility	2,056	1,537	519	34%
License Fees	162	942	(780)	(83)%
Product Development	7,316	10,697	(3,381)	(32)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes and were relatively consistent for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Increases in salary expenses were offset by lower stock based compensation expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million increase in laboratory supplies expense for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to higher laboratory services expenses. We expect laboratory supplies expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance, and other related expenses incurred at our facilities. The $0.5 million increase in facility expenses for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to the addition of the New Haven facility that we acquired with the Kolltan Acquisition and higher depreciation expense of $0.3 million. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fees expense includes annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.8 million decrease in license fee expenses for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fees expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $3.4 million decrease in product development expenses for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily the result of decreases in varlilumab contract manufacturing and clinical trials expenses of $1.7 million and $1.0 million, respectively. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.6 million decrease in general and administrative expenses for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to lower commercial planning costs of $0.7 million and lower stock-based compensation of $0.6 million. We expect general and administrative expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

In-Process Research and Development Impairment

We recorded a non-cash impairment charge of $13.0 million on the anti-KIT program IPR&D assets acquired from Kolltan during the three months ended September 30, 2017. This impairment charge was related to changes in projected development and regulatory timelines regarding the anti-KIT program.

Gain on Fair Value Remeasurement of Contingent Consideration

The $4.6 million gain on fair value remeasurement of contingent consideration for the three months ended September 30, 2017 was primarily due to a reduction in fair value attributed to milestones related to our anti-KIT program. This gain was partially offset by losses related to changes in discount rates and the passage of time affecting remaining milestones. See Note 3 to the financial statements included herein for a discussion of the contingent consideration that may be payable related to the Kolltan Acquisition.

Amortization Expense

Amortization expenses for the three months ended September 30, 2017 were relatively consistent with the three months ended September 30, 2016. We expect amortization expense of acquired intangible assets to remain consistent over the next twelve months.

Investment and Other Income, Net

Investment and other income, net for the three months ended September 30, 2017 was consistent with the three months ended September 30, 2016. We anticipate investment income to decrease over the next twelve months primarily due to lower levels of cash and investment balances.

Income Tax Benefit

The income tax benefit relates to a $5.2 million decrease in deferred tax liabilities, net during the three months ended September 30, 2017. This decrease was due to the partial impairment of the anti-KIT program IPR&D assets.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
Product Development and Licensing Agreements	$2,488	$1,551	$937	60%
Contracts and Grants	6,799	3,362	3,437	102%
Total Revenue	$9,287	$4,913	$4,374	89%
Operating Expense:
Research and Development	72,707	78,168	(5,461)	(7)%
General and Administrative	19,109	24,049	(4,940)	(21)%
In-Process Research and Development Impairment	13,000	—	13,000	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	(200)	—	200	n/a
Amortization of Acquired Intangible Assets	672	760	(88)	(12)%
Total Operating Expense	105,288	102,977	2,311	2%
Operating Loss	(96,001)	(98,064)	(2,063)	(2)%
Investment and Other Income, Net	1,611	1,841	(230)	(12)%
Net Loss Before Income Tax Benefit	(94,390)	(96,223)	(1,833)	(2)%
Income Tax Benefit	5,200	—	5,200	n/a
Net Loss	$(89,190)	$(96,223)	(7,033)	(7)%

Net Loss

The $7.0 million decrease in net loss for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily the result of an increase in contracts and grants revenue, a decrease in general and administrative and research and development expenses and the income tax benefit recognized offset by the in-process research and development impairment.

Revenue

The $0.9 million increase in product development and licensing agreements revenue for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to an increase in reimburseable clinical trial expenses related to our BMS agreement. The $3.4 million increase in contracts and grants revenue for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily related to our IAVI and Frontier agreements executed in 2017.

Research and Development Expense

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Personnel	$28,079	$26,551	$1,528	6%
Laboratory Supplies	3,541	2,774	767	28%
Facility	6,649	4,421	2,228	50%
License Fees	479	1,381	(902)	(65)%
Product Development	26,965	36,950	(9,985)	(27)%

The $1.5 million increase in personnel expenses for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to an increase in salaries expense and headcount related to the Kolltan acquisition.

The $0.8 million increase in laboratory supplies expense for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to higher manufacturing supply purchases.

The $2.2 million increase in facility expenses for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the addition of our New Haven facility that we acquired with the Kolltan acquisition and higher depreciation expense of $1.3 million. In March 2017, the Company terminated its lease in Branford, CT and consolidated its Connecticut operations in its New Haven facility.

The $0.9 million decrease in license fees expense for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates.

The $10.0 million decrease in product development expenses for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily the result of (i) decreases in varlilumab and Rintega contract manufacturing expenses of $6.8 million and $2.5 million, respectively, partially offset by an increase in glembatumumab vedotin contract manufacturing expenses of $2.6 million and (ii) decreases in Rintega and varlilumab clinical trial costs of $5.1 million and $1.9 million, respectively, partially offset by increases in glembatumumab vedotin, anti-KIT and CDX-3379 clinical trial costs of $3.3 million.

General and Administrative Expense

The $4.9 million decrease in general and administrative expenses for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to lower commercial planning costs of $3.1 million and lower stock-based compensation of $1.4 million.

In-Process Research and Development Impairment

We recorded a non-cash impairment charge of $13.0 million on the anti-KIT program IPR&D assets acquired from Kolltan during the nine months ended September 30, 2017. This impairment charge was related to changes in projected development and regulatory timelines regarding the anti-KIT program.

Gain on Fair Value Remeasurement of Contingent Consideration

The $0.2 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2017 was due to a reduction in fair value attributed to the milestones related to our anti-KIT program, partially offset by losses related to changes in discount rates and the passage of time affecting remaining milestones.

Amortization Expense

Amortization expenses for the nine months ended September 30, 2017 were relatively consistent as compared to the nine months ended September 30, 2016.

Investment and Other Income, Net

The $0.2 million decrease in investment and other income, net for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to lower levels of cash and investment balances.

Income Tax Benefit

The deferred income tax benefit relates to a $5.2 million decrease in deferred tax liabilities, net during the nine months ended September 30, 2017. This decrease was due to the partial impairment of the anti-KIT program IPR&D assets.

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

At September 30, 2017, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $140.5 million. We have had recurring losses and incurred a net loss of $89.2 million for the nine months ended September 30, 2017. Net cash used in operations for the nine months ended September 30, 2017 was $80.4 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2017, combined with the $11.3 million in net proceeds from sales of common stock under the Cantor agreement during October 2017, are sufficient to meet estimated working capital requirements and fund planned operations through 2018; however, this could be impacted if we elected to pay contingent consideration related to the Kolltan acquisition, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $80.4 million for the nine months ended September 30, 2017 as compared to $92.7 million for the nine months ended September 30, 2016. The decrease in net cash used in operating activities was primarily due to a decrease in net loss of $7.0 million and changes in operating assets and liabilities. We expect that cash used in operating activities will decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $59.9 million for the nine months ended September 30, 2017 as compared to $41.1 million for the nine months ended September 30, 2016. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the nine months ended September 30, 2017 of $61.4 million as compared to $45.0 million for the nine months ended September 30, 2016.

Financing Activities

Net cash provided by financing activities was $32.8 million for the nine months ended September 30, 2017 as compared to $11.2 million for the nine months ended September 30, 2016. Net proceeds from stock issuances pursuant to employee benefit plans were $0.2 million during the nine months ended September 30, 2017 as compared to $0.5 million for the nine months ended September 30, 2016.

In May 2016, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. During the nine months ended September 30, 2017 and 2016, we issued 11,326,363 and 2,395,949 shares, respectively, of our common stock under this agreement with Cantor resulting in net proceeds to us of $32.6 million and $10.7 million, respectively, after deducting commission and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2017 due to the short-term maturities of these instruments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2017, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.        Other Information

On November 1, 2017, we determined that we should record a non-cash partial impairment charge of $13.0 million for the three months ended September 30, 2017 related to our anti-KIT program. The anti-KIT program was acquired as part of our acquisition of Kolltan Pharmaceuticals, Inc.in the fourth quarter of 2016. We determined that changes in projected development and regulatory timelines related to the anti-KIT program constituted a triggering event that required us to evaluate the intangible asset for impairment. The time periods to receive approvals from the FDA and other regulatory agencies are subject to uncertainty and therefore we will continue to evaluate the development progress for the anti-KIT program and monitor the remaining $27.0 million intangible asset for further impairment. See Note 5 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further discussion of this impairment charge.

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

10.1

Employment Agreement, dated October 3, 2017, by and between Margo Heath-Chiozzi and Celldex Therapeutics., Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 3, 2017 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 7, 2017	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 7, 2017	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)