Form 10-K
period 2017-12-31
Celldex Therapeutics, Inc.
filed 2018-03-07
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2017 was $313 million. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 28, 2018 was 141,073,668 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

        Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995:    This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future.

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

  •
  the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;

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

ii

  •
  our ability to realize the anticipated benefits from the acquisition of Kolltan and to operate the combined business efficiently;

  •
  our ability to adapt our proprietary antibody-targeted technology, or APC Targeting Technology™, to develop new, safe and effective therapeutics for oncology and infectious disease indications;

  •
  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against a European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

  •
  the factors listed under "Risk Factors" in this Annual Report on Form 10-K

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

        Our latest stage drug candidate, glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient's immune response against cancer. We established proof of principle in a Phase 1 study with varlilumab, which supported the initiation of combination studies in various indications. CDX-3379, a human monoclonal antibody designed to block the activity of ErbB3 (HER3), is in Phase 2 development in combination with cetuximab for the treatment of head and neck squamous cell carcinoma. We also have a number of earlier stage drug candidates in clinical development, including CDX-014, an antibody-drug conjugate targeting renal and ovarian cancers; CDX-1140, a human monoclonal antibody targeted to CD40, a key activator of immune response; CDX-301, an immune cell mobilizing agent and dendritic cell growth factor; and CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APCs, for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

Product (generic)	Indication/Field	Status	Sponsor
Glembatumumab vedotin	Triple negative breast cancer	Phase 2b	Celldex
Glembatumumab vedotin	Metastatic melanoma (single-agent, with varlilumab or CPI(1) or CDX-301)	Phase 2	Celldex
Varlilumab	Multiple solid tumors (with Opdivo®)	Phase 2	Celldex(2)
CDX-3379	Head and neck squamous cell cancer (with Erbitux®)	Phase 2	Celldex
CDX-014	Renal cell and ovarian carcinomas	Phase 1	Celldex
CDX-1140	Multiple solid tumors	Phase 1	Celldex

(1)
checkpoint inhibitor;

(2)
BMS collaboration

        We also routinely work with external parties, such as government agencies, to collaboratively advance our drug candidates. The following pipeline reflects clinical trials of our drug candidates being actively pursued by outside organizations. In addition to the studies listed below, we also have an Investigator Initiated Research (IIR) program with six studies ongoing with our drug candidates and additional studies currently under consideration.

Product (generic)	Indication/Field	Status	Sponsor
Glembatumumab vedotin	Uveal melanoma	Phase 2	NCI (CRADA)
Glembatumumab vedotin	Squamous cell lung cancer	Phase 2	PrECOG, LLC
CDX-1401/CDX-301	Malignant melanoma	Phase 2	NCI (CRADA)
CDX-1401/Tecentriq®/SGI-110	Ovarian cancer	Phase 1	NCI (CRADA)
Varlilumab/Opdivo®	B-cell malignancies	Phase 2	NCI (CRADA)

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

        Treatment of Metastatic Breast Cancer:    Glembatumumab vedotin has been evaluated for the treatment of metastatic breast cancer (MBC) in multiple studies including a single-arm Phase 1/2 study (Journal of Clinical Oncology, September 2014); a randomized, controlled Phase 2b study compared to Investigator's Choice chemotherapy in patients with gpNMB-positive MBC called EMERGE (Journal of Clinical Oncology, April 2015); and the ongoing randomized, controlled Phase 2b study in patients with triple negative, gpNMB overexpressing breast cancer, called METRIC. We expect to report topline primary endpoint data from the METRIC study during the second quarter of 2018.

        The most recent data presented for glembatumumab vedotin in breast cancer are from the EMERGE study, the randomized, multi-center Phase 2b study in 124 patients with heavily pre-treated, advanced, gpNMB-positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice chemotherapy. Patients randomized to receive Investigator's Choice were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, progression-free survival (PFS) and overall survival (OS). The final study results, as shown below, suggested that glembatumumab vedotin induced significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with high gpNMB expression (expression in at least 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin were also observed to be greatest in patients with high gpNMB expression and, in particular, in patients with triple negative breast cancer who also had high gpNMB expression. Adverse events prominent with the glembatumumab vedotin arm included rash and peripheral neuropathy, while hematologic toxicity was more frequent and severe in the Investigator's Choice arm.

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

 EMERGE: Progression-Free Survival (PFS) and Overall Survival (OS) Data

	High gpNMB Expression		Triple Negative and gpNMB Over-Expression
	Glembatumumab Vedotin	Investigator's Choice	Glembatumumab Vedotin	Investigator's Choice
Median PFS (months)	2.8	1.5	3.5	1.5
	p=0.18		p=0.0017
Median OS (months)	10.0	5.7	10.0	5.5
	p=0.31		p=0.003

        In December 2013, we initiated METRIC, a randomized, controlled (2:1) Phase 2b study of glembatumumab vedotin versus Xeloda® in patients with triple negative breast cancer that over-expresses gpNMB. Clinical trial study sites were opened to enrollment across the U.S., Canada, Australia and the European Union. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed an opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for the possibility of full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS, defined as the time from randomization to the earlier of disease progression or death due to any cause. PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. Since implementation of these changes, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could potentially support marketing approval in both the U.S. and Europe dependent upon data results and review.

        Enrollment (n=327) in METRIC was completed in August 2017. The study calls for 203 progression events for evaluation of the primary endpoint, which will be assessed based on an independent, central reading of patient scans. The sum of the data, including the secondary endpoints of response rate, OS, DOR and safety, will be important in assessing clinical benefit. Based on the current rate of progression events in the study, the Company projects that topline primary endpoint data should be available in the second quarter of 2018.

        Efforts to ensure delivery of manufactured drug that is ready for commercialization and a companion diagnostic are underway. While we have made and continue to make progress on these fronts, we have made the decision to stage some of the more costly work in these areas to begin after we have received results from the study. While this step will extend the timeline to complete our regulatory submissions, we believe this is the most prudent use of our funds as we seek to advance our pipeline overall. Assuming positive data, we plan to work with the FDA on a regulatory strategy that would support submitting a Biologics License Application (BLA) in the second half of 2019.

        Treatment of Metastatic Melanoma:    Glembatumumab vedotin has been evaluated for the treatment of unresectable stage III or IV metastatic melanoma in two studies including a single-arm Phase 1/2 open-label study and an ongoing multi-cohort Phase 2 study. Results from the Phase 1/2 study were published in the Journal of Clinical Oncology in September 2014.

        The most recent data for glembatumumab vedotin in metastatic melanoma are from the ongoing Phase 2 study. This study currently includes four single arm cohorts: (1) a single-agent cohort (enrollment completed; data presented at ASCO 2017), (2) a combination cohort with varlilumab (enrollment completed; data presented at SITC 2017), (3) a combination cohort with an approved checkpoint inhibitor (i.e., Opdivo® or Keytruda®) following progression on the checkpoint inhibitor alone (enrollment completed; follow-up continues), and (4) a combination cohort with CDX-301 (enrollment ongoing).

        The primary endpoint for each cohort is ORR, except the fourth cohort which is assessing safety and tolerability in anticipation of additional combinations. Secondary endpoints include analyses of PFS, DOR, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety of both the monotherapy and combination regimens.

        We presented mature data from the single-agent cohort in an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2017. The cohort enrolled 62 evaluable patients with unresectable stage IV melanoma. All patients had been heavily pre-treated (median prior therapies = 3; range 1-8) and had progressed during or after checkpoint inhibitor therapy, and almost all patients had received both ipilimumab (n=58; 94%) and anti-PD-1/anti-PD-L1 (n=58; 94%) therapy. Twelve patients presented with BRAF mutation, and fifteen had prior treatment with BRAF or BRAF/MEK targeted agents. Median OS for all patients was 9.0 months (95% CI: 6.1, 13.0). The primary endpoint of the cohort (threshold of 6 or more objective responses in 52 evaluable patients) was exceeded. 7 of 62 (11%) patients experienced a confirmed response. One patient experienced a complete response (CR), and six patients experienced partial responses (PR). An additional three patients also experienced single timepoint PRs. The median DOR was 6.0 months. A 52% disease control rate (patients without progression for greater than three months) was demonstrated, and median PFS for all patients was 4.4 months. Consistent with previous studies in melanoma and breast cancer, early development of rash was associated with greater clinical benefit, including more prolonged PFS and OS. The safety profile was consistent with prior studies of glembatumumab vedotin with rash, neutropenia and neuropathy experienced as the most significant adverse events. Pre-treatment tumor tissue was available for 59 patients. All samples were gpNMB positive, and 78% of patients had tumors with 100% of their epithelial cells expressing gpNMB. Given both the high level of expression and the intensity of expression across this patient population, identifying a potential population for gpNMB enrichment is not feasible; therefore, all patients with metastatic melanoma could be evaluated as potential candidates for treatment with glembatumumab vedotin in future studies.

        Data from the second cohort, combining glembatumumab vedotin and varlilumab, were presented at the Society for Immunotherapy of Cancer's (SITC) 32nd Annual Meeting in November 2017. The cohort enrolled 34 patients with unresectable stage IV melanoma. All patients had been heavily pre-treated (median prior therapies = 3; range 1-8) and had progressed during or after checkpoint inhibitor (CPI) therapy (median prior CPI therapies = 2; range 1-4). Almost all patients had received ipilimumab (n=26; 76%) and/or anti-PD-1/anti-PD-L1 (n=34; 100%) therapy. Nine patients presented with BRAF mutation, and eleven had prior treatment with BRAF or BRAF/MEK targeted agents. Median PFS for all patients was 2.6 months (95% CI: 1.4, 2.8), and median OS for all patients was 6.4 months (95% CI: 3.2, 8.3). One of 31 patients eligible for response evaluation experienced a confirmed partial response (3%), and an additional two patients also experienced single timepoint partial responses. 52% of patients experienced stable disease (minimum of six or more weeks). A 19% disease control rate (patients without progression for greater than three months) was demonstrated. The safety profile was consistent with prior studies of glembatumumab vedotin, and there was no evidence of additive toxicity associated with the combination. Biological effects of varlilumab were consistent with prior observations and did not appear to be impacted by the addition of an ADC. Modest clinical benefit in the combination could be due to multiple factors, including potential lack of sensitivity to immunotherapy in patients with checkpoint refractory disease, many of whom progressed so rapidly that they experienced a very short duration of varlilumab treatment (median 2 doses); a possible dearth of antigen presenting cells in tumors; and the potential for immune checkpoint molecules to remain unblocked without checkpoint inhibitor therapy. Future cohorts are designed to address some of these potential factors. No significant correlation between rash and outcome was observed but will continue to be monitored in future cohorts.

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

        We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring a Phase 2 study of glembatumumab vedotin in uveal melanoma. The study is a single-arm, open-label study in patients with locally recurrent or metastatic uveal melanoma. The study has a two-stage design with a pre-specified activity threshold necessary in the first stage to progress enrollment to the second stage. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. Data from this study were presented at the 9th World Congress of Melanoma in October 2017. Two (6%) objective responses were observed in 31 patients to date, and 35% of patients experienced stable disease greater than 100 days (median 5.5 months). The disease control rate (response rate + stable disease) for all patients on study was noteworthy at 61%. Median PFS was 3.2 months, and median OS was 11.8 months. For patients who experienced either a partial response or stable disease, median PFS was 5.5 months, and median OS had not yet been reached. The NCI is conducting exploratory immune correlates to provide insight into target saturation, antigen release and potential combination strategies.

Varlilumab

        Varlilumab is a fully human monoclonal agonist antibody that binds to and activates CD27, a critical co-stimulatory molecule in the immune activation cascade. We believe varlilumab works primarily by stimulating T cells, an important component of a person's immune system, to attack cancer cells. Restricted expression and regulation of CD27 enables varlilumab specifically to activate T cells, resulting in an enhanced immune response with the potential for a favorable safety profile. In preclinical studies, varlilumab has been shown to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in in vitro and in vivo models. We have entered into license agreements with the University of Southampton, UK for intellectual property to use anti-CD27 antibodies and with Medarex (acquired by Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. Varlilumab was initially studied as a single-agent to establish a safety profile and assess immunologic and clinical activity in patients with cancer, but we believe the greatest opportunity for varlilumab is as an immune activator in combination with other agents. Currently, we are focusing our efforts on a Phase 1/2 clinical trial being conducted in collaboration with BMS and their PD-1 immune checkpoint inhibitor, Opdivo. Varlilumab has also been explored in other combination studies, including with glembatumumab vedotin, and is being studied in ongoing and planned investigator-sponsored and collaborative studies.

        Single-Agent Phase 1 Study:    In an open-label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers, varlilumab demonstrated an acceptable safety profile and induced immunologic activity in patients that is consistent with both its proposed mechanism of action and data in preclinical models. A total of 90 patients were dosed in the study at multiple clinical sites in the U.S. In both the solid tumor and hematologic dose escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a maximum tolerated dose (MTD). The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, and no significant immune-mediated adverse events typically associated with checkpoint blockade have been observed. Durable, multi-year clinical benefit was demonstrated in select patients without additional anticancer therapy, including a complete response in a patient with Hodgkin lymphoma (ongoing at last follow-up at 2.8 years) and a partial response in a patient with renal cell carcinoma (ongoing at last follow-up at 3.7 years). In addition, a patient with renal cell carcinoma that experienced significant stable disease (4+ years) subsequently achieved a partial response maintained through last follow-up at 4.6+ years without additional anticancer therapy. Twelve patients experienced stable disease up to 14 months. Final results from the study in patients with solid tumors were published in the Journal of Clinical Oncology in April 2017.

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

        Data (n=36) from the Phase 1 dose-escalation portion of the study were presented in an oral presentation at the American Society of Clinical Oncology Annual Meeting in June 2017. The majority of patients had PD-L1 negative tumor at baseline and presented with stage IV, heavily pre-treated disease. 80% of patients enrolled presented with refractory or recurrent colorectal (n=21) or ovarian cancer (n=8), a population expected to have minimal response to checkpoint blockade. The primary objective of the Phase 1 portion of the study was to evaluate the safety and tolerability of the combination. The combination was well tolerated at all varlilumab dose levels tested without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment including increased infiltrating CD8+ T cells and increased PD-L1 expression, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies, were observed. Additional evidence of immune activity, such as increase in inflammatory chemokines and decrease in T regulatory cells, was also noted. Notable disease control was also observed (stable disease or better for at least 3 months), considering the stage IV patient population contained mostly (80%) colorectal and ovarian cases: 0.1 mg/kg varlilumab + 240 mg Opdivo: 1/5 (20%), 1 mg/kg varlilumab + 240 mg Opdivo: 5/15 (33%) and 10 mg/kg varlilumab + 240 mg Opdivo: 6/15 (40%).

        Three partial responses (PR) were observed. A patient with PD-L1 negative, MMR proficient (MSI-low) colorectal cancer, typically unlikely to respond to checkpoint blockade monotherapy, achieved a confirmed PR (95% decrease in target lesions) and, following completion of combination treatment, continues to receive treatment with Opdivo monotherapy at 31+ months. A patient with low PD-L1 (5% expression) squamous cell head and neck cancer achieved a confirmed PR (59% shrinkage) and experienced PFS of 6.7 months. A patient with PD-L1 negative ovarian cancer experienced a single timepoint PR (49% shrinkage) but discontinued treatment to a dose-limiting toxicity (immune hepatitis, an event known to be associated with checkpoint inhibition therapy). A subgroup analysis was conducted in patients with ovarian cancer based on an observed increase of PD-L1 and tumor-infiltrating lymphocytes in this patient population. In patients with paired baseline and on-treatment biopsies (n=13), only 15% were PD-L1 positive (≥ 1% tumor cells) at baseline compared to 77% during treatment (p=0.015). Patients with increased tumor PD-L1 expression and tumor CD8 T cells correlated with better clinical outcome with treatment (stable disease or better).

        The Phase 2 portion of the study opened to enrollment in April 2016 and completed enrollment in January 2018 with cohorts in colorectal cancer (n=21), ovarian cancer (n=58), head and neck squamous cell carcinoma (n=24), renal cell carcinoma (n=14) and glioblastoma (n=22). The primary objective of the Phase 2 cohorts is ORR, except glioblastoma, where the primary objective is the rate of 12-month OS. Secondary objectives include pharmacokinetic assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo, evaluating alternate dosing schedules of varlilumab and further assessing the anti-tumor activity of combination treatment. We plan to work with Bristol-Myers Squibb to present data from the study at future medical meetings in 2018.

        Third-Party Sponsored Studies:    We have also entered into a CRADA with the NCI under which NCI is sponsoring a Phase 2 study of varlilumab in combination with nivolumab in relapsed or refractory aggressive B-cell lymphomas. Patients receive either nivolumab alone or the combination. The primary outcome measure is ORR. Secondary outcome measures include DOR, safety, PFS and OS. The study opened to enrollment in January 2018 and is expected to enroll 106 patients.

CDX-3379

        CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies and is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. We believe the proposed mechanism of action for CDX-3379 sets it apart from other drugs in development in this class due to its ability to block both ligand-independent and ligand-dependent ErbB3 signaling by binding to a unique epitope. It has a favorable pharmacologic profile, including a longer half-life and slower clearance relative to other drug candidates in this class. We believe CDX-3379 also has potential to enhance anti-tumor activity and/or overcome resistance in combination with other targeted and cytotoxic therapies to directly kill tumor cells. Tumor cell death and the ensuing release of new tumor antigens has the potential to serve as a focus for combination therapy with immuno-oncology approaches, even in refractory patients. CDX-3379 has been evaluated in three Phase 1 studies for the treatment of multiple solid tumors that express ErbB3 and is currently being evaluated is a Phase 2 study in combination with cetuximab in cetuximab-resistant, advanced head and neck squamous cell carcinoma.

        The most recent data for CDX-3379 were reported from a Phase 1a/1b study conducted in solid tumors. The study included a single-agent, dose-escalation portion and combination expansion cohorts. The single-agent, dose-escalation portion of the study did not identify an MTD, and there were no dose limiting toxicities. The most common adverse events included rash and diarrhea and were predominantly grade 1 or 2. Four combination arms across multiple tumor types were added to evaluate CDX-3379 with several drugs that target EGFR, HER2 or BRAF. They include combinations with Erbitux® (n=16), Tarceva® (n=8), Zelboraf® (n=9) and Herceptin® (n=10). Patients had advanced disease and were generally heavily pretreated. Across the combination arms, the most frequent adverse events were diarrhea, nausea, rash and fatigue. Objective responses were observed in the Erbitux and Zelboraf combination arms. In the Erbitux arm, there was one durable complete response in a patient with head and neck cancer, who had been previously treated with Erbitux and was refractory. In the Zelboraf arm, there were two partial responses in patients who had lung cancer, one of whom had been previously treated with Tafinlar® and was considered refractory, as well as a single timepoint partial response in a patient with thyroid cancer. Initial data were presented at the American Society of Clinical Oncology Annual Meeting in June 2016.

        We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The primary objective of the study is objective response rate. Second objectives include assessments of clinical benefit response (CBR), DOR, PFS and OS, and safety and pharmacokinetics associated with the combination.

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

        In July 2016, we announced that enrollment had opened in a Phase 1/2 study of CDX-014 to patients with both clear cell and papillary RCC. In January 2018, we amended the protocol, converting the study to Phase 1, expanding enrollment to include patients with ovarian clear cell carcinoma and enabling the evaluation of alternate dosing regimens. Enrollment is ongoing. The study includes a dose-escalation portion across three separate cohorts to determine the MTD followed by expansion cohorts of up to 15 patients each to assess the preliminary anti-tumor activity of CDX-014, as measured by objective response rate. Secondary objectives include safety and tolerability, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity.

CDX-1140

        CDX-1140 is a fully human antibody targeted to CD40, a key activator of immune response which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. Potent CD40 agonist antibodies have shown encouraging results in early clinical studies; however, systemic toxicity associated with broad CD40 activation has limited their dosing. CDX-1140 has unique properties relative to other CD40 agonist antibodies: potent agonist activity is independent of Fc receptor interaction, contributing to more consistent, controlled immune activation; CD40L binding is not blocked, leading to potential synergistic effects of agonist activity near activated T cells in lymph nodes and tumors; and the antibody does not promote cytokine production in whole blood assays. CDX-1140 has shown direct anti-tumor activity in preclinical models of lymphoma. Preclinical studies of CDX-1140 clearly demonstrate strong immune activation effects and low systemic toxicity and support the design of the Phase 1 study to rapidly identify the dose for characterizing single-agent and combination activity.

        We initiated a Phase 1 study of CDX-1140 in November 2017. This study, which is expected to enroll up to approximately 105 patients with recurrent, locally advanced or metastatic solid tumors, is designed to determine the MTD during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments.

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

        CDX-301's potential activity is being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-301 in combination with CDX-1401 is being conducted in malignant melanoma by the Cancer Immunotherapy Trials Network (CITN) under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine the activity of CDX-1401 with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is complete, and initial results were presented at the 2016 American Society of Clinical Oncology (ASCO) Annual Meeting. The data confirmed that CDX-1401 is capable of driving NY-ESO-1 immunity and further demonstrated the potential of CDX-301 as a combination agent for enhancing tumor specific immune responses. The NCI and CITN are planning to enroll additional cohorts to investigate alternative regimens of CDX-301.

        CDX-301 is also being studied in a combination cohort with glembatumumab vedotin in a Phase 2 study in metastatic melanoma (opened to enrollment in January 2018) and is being studied in ongoing and planned investigator-sponsored and collaborative studies.

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

        We completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or poly-ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Results were published in Science Translational Medicine in April 2014.

        CDX-1401's potential activity is being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in malignant melanoma by the CITN under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine the activity of CDX-1401 with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Enrollment is complete, and initial results were presented at the 2016 ASCO Annual Meeting. The data confirmed that CDX-1401 is capable of driving NY-ESO-1 immunity and further demonstrated the potential of CDX-301 as a combination agent for enhancing tumor specific immune responses. The NCI and CITN are planning to enroll additional cohorts to investigate alternative regimens of CDX-301.

        In September 2017, a randomized, open-label Phase 1/2 study of CDX-1401 in combination with atezolizumab and SGI-110 opened to enrollment in recurrent ovarian, fallopian tube, or primary peritoneal cancer. This study is being conducted under a CRADA with the NCI Division of Cancer Treatment and Diagnosis and is designed to determine the activity of atezolizumab alone, atezolizumab plus SGI-110 and atezolizumab plus SGI-110 plus CDX-1401. The primary outcome of the Phase 1 dose-escalation study is safety and only evaluates atezolizumab alone and in combination with SGI-110.

The Phase 2 portion of the study is expected to add CDX-1401. The primary outcome of the Phase 2 portion of the study is a comparison of PFS between the three cohorts.

        Other studies are ongoing and planned through investigator-sponsored and collaborative agreements.

Anti-KIT Program: CDX-0158 and CDX-0159

        KIT activation is implicated in many disease processes including some cancers, neurofibromatosis, mast cell-related diseases and autoimmune diseases. We conducted a Phase 1 dose-escalation study of CDX-0158, a humanized monoclonal antibody that is a potent inhibitor of wildtype KIT, in 28 patients with advanced refractory GIST and other KIT positive tumors with doses up to 15 mg/kg. No evidence of myelosuppression, an effect commonly associated with KIT inhibition, was observed in this study. Approximately two-thirds of the patients on study had infusion reactions that were manageable with pre-medication and longer infusion times. The biomarker data showed evidence of dose-related KIT engagement, and two patients experienced partial metabolic responses on fluorodeoxyglucose (FDG)-PET scan; however, these PET responses were not associated with tumor shrinkage.

        Given the infusion reactions, modifications have been introduced into the Fc portion of the CDX-0158 antibody to prevent these interactions, which should eliminate the potential for Fc receptor mediated agonist activity. This second-generation version, called CDX-0159, also includes modifications to increase the half-life of the antibody, giving it an additional advantage over CDX-0158. CDX-0159 is being fully developed in-house with the intention of replacing CDX-0158 in clinical development. We expect manufacturing and IND-enabling efforts for CDX-0159 will be completed in 2018.

Development Strategy

Immunotherapy Platform:

        We believe there is untapped potential in immunotherapy that can be captured through the right combination and/or sequence of therapeutic agents. Immunotherapy approaches have encountered difficulties when following standard drug development. The mechanisms of action are complex; activity is generally not dependent on highest tolerated dose; and patient response is highly variable. Our understanding of the immune system, cancer's effect on immune mediated mechanisms and the impact of conventional therapies on the immune system provide a new rationale for combining therapies that may lead to significant clinical benefit for patients with cancer or other diseases.

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

        Partnership agreements may terminate without benefit to us if the underlying products are not fully developed. If we fail to meet our obligations under these agreements, they could terminate, and we might need to enter into relationships with other collaborators and to spend additional time, money and other valuable resources in the process. We cannot predict whether our collaborators will continue their development efforts or, if they do, whether their efforts will achieve success. Many of our collaborators face the same kinds of risks and uncertainties in their businesses that we face. A delay or setback to a partner will, at a minimum, delay the commercialization of any affected drug candidates, and may ultimately prevent it. Moreover, any partner could breach its agreement with us or otherwise not use best efforts to promote our products. A partner may choose to pursue alternative technologies or products that compete with our technologies or drug candidates. In either case, if a partner failed to successfully develop one of our drug candidates, we would need to find another partner. Our ability to do so would depend upon our legal right to do so at the time and whether the product remained commercially viable.

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

Medarex, Inc. (Medarex), which was acquired by Bristol-Myers Squibb Company (BMS)

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

        Under a license agreement with Medarex, as amended, we acquired access to the UltiMab technology to develop and commercialize human antibodies to CD27, including varlilumab. We may be required to pay Medarex royalty payments in the low-to-mid single digits on any net product sales with respect to the development and commercialization of varlilumab until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product.

Rockefeller University (Rockefeller)

        Under a license agreement with Rockefeller, we acquired the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that

Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. We may be required to pay Rockefeller milestones of up to $3.8 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low-to-mid single digits on any net product sales with respect to development and commercialization of the human DEC-205 receptor.

University of Southampton, UK (Southampton)

        Under a license agreement with Southampton, we acquired the rights to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. We may be required to pay Southampton milestones of up to approximately $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of varlilumab.

Amgen Inc. (Amgen)

        Under a license agreement with Amgen, we acquired the exclusive rights to CDX-301 and CD40 ligand, or CD40L. CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. We may be required to pay Amgen milestones of up to $0.9 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

Amgen Fremont

        Under a license agreement with Amgen Fremont, we acquired rights to develop fully-human monoclonal antibody therapeutics. In May 2009, an amendment to the license agreement was entered into related to our exclusive rights to develop and commercialize glembatumumab vedotin, CDX-014 and antibodies to 10 other licensed antigens. Under the amendment, we and Amgen Fremont agreed to modify the terms of our existing cross-license of antigens whereby our amended license is fully paid-up and royalty-free.

Seattle Genetics, Inc. (Seattle Genetics)

        Under a license agreement with Seattle Genetics, we acquired the rights to proprietary ADC technology, with the right to sublicense, for use with our proprietary antibodies for the potential treatment of cancer. Under the terms of the agreement, we have the responsibility to use commercially reasonable efforts to develop, commercialize and market such treatment. In furtherance of these responsibilities, technical assistance from Seattle Genetics is available to us as necessary. We may be required to pay Seattle Genetics milestones of up to $5.0 million and $8.5 million for glembatumumab vedotin and CDX-014, respectively, upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales with respect to development and commercialization of these drug candidates. The term of the agreement varies country to country and may be until the later of the expiration of the last relevant patent or the tenth anniversary of the first commercial sale. The agreement allows us to terminate with prior written notice, with both parties being able to terminate the agreement for an uncured material breach or insolvency of the other party.

Yale University (Yale)

        Under a license agreement with Yale, we may be required to make a one-time payment to Yale of $3.0 million with respect to each therapeutic or prophylactic receptor tyrosine kinase (RTK) royalty-bearing product, including CDX-3379, that achieves a specified commercial milestone. In addition, we may be required to pay a low single-digit royalty on annual worldwide net sales of each RTK royalty-bearing product, including CDX-3379. Unless earlier terminated by us or Yale, the Yale license agreement is due to expire no later than May 2038 but may expire earlier on a country-by-country basis under specified circumstances.

MedImmune, LLC (MedImmune)

        Under an agreement with MedImmune, we have an exclusive license, with the right to sublicense, to specified patent rights and know-how that are controlled by MedImmune and relate to the research, development, manufacture and commercialization of CDX-3379. We may be required to pay Medimmune up to $45.0 million upon obtaining specified regulatory and development milestones in the first indication of CDX-3379. In addition, we may be required to pay MedImmune one-time milestone payments of up to $125.0 million if specified annual net sale thresholds are met related to the first indication of CDX-3379. We may also be required to pay MedImmune a tiered royalty on annual net sales of CDX-3379 at rates ranging from high single-digit to low teens percentages. These royalties may be reduced in specified circumstances and are payable on a product-by-product and country-by-country basis until the later to occur of ten years after the first commercial sale of the product in that country and the expiration of MedImmune's patent rights that cover the sale of the product in that country. We may also be required to pay specified royalties on annual net sales of CDX-3379 at a rate in the low single digits to certain other third parties from whom MedImmune licensed certain intellectual property.

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

        Competitors that we are aware of that have initiated a pivotal study or have obtained marketing approval for a potential competitive drug/device for glembatumumab vedotin in the treatment of breast cancer include AbbVie, Astellas, AstraZeneca, Bristol-Myers Squibb, Immunomedics, Merck, Nektar Therapeutics, Novartis, Pfizer, Roche, and Tesaro.

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

Manufacturing

        We are a research and development company and have limited experience in commercial manufacturing. Our ability to conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, depends on the ability of Contract Manufacturing Organizations (CMOs) to manufacture our drug candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (cGMP) and U.S. and foreign regulatory requirements, as applicable. We also rely on CMOs for packaging, labeling, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA. We therefore work with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

        To date, we have utilized CMOs for the manufacture of clinical trial supplies of glembatumumab vedotin. In 2017, we successfully transferred the monoclonal antibody (mAb) intermediate manufacturing process and manufactured a cGMP batch at Patheon Biologics in Brisbane, Australia. Piramal Healthcare UK Ltd. manufactures the antibody-drug conjugate with the vcMMAE linker-toxin. The drug substance is then filled and packaged at our drug product commercial manufacturer, BSP Pharma. We rely on MilliporeSigma for supplying suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in our glembatumumab vedotin clinical studies, including the METRIC study and/or a biologics license application (BLA) filing and, if regulatory approval is obtained, commercial launch of glembatumumab vedotin.

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute drug candidates to clinical sites in the U.S. for early-stage clinical trials. We currently manufacture CDX-1140, CDX-301 and CDX-1401 drug substance and CDX-014 mAb intermediate in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. CDX-014, an ADC, is then manufactured by Lonza (Visp). We expect that our existing clinical supplies of CDX-3379 and varlilumab will be sufficient to carry out our current planned clinical development. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled and packaged at contract manufacturers. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

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

        We currently rely on sole suppliers for key components of our drug candidates, including vcMMAE for glembatumumab vedotin and CDX-014 and Hiltonol® for CDX-1401. While we work with the suppliers of these key components to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. If our suppliers were to terminate our arrangements or fail to meet our supply needs we might be forced to delay our development programs or we could face disruptions in the distribution and sale of any drugs for which we obtain regulatory approval.

        Use of third-party manufacturers limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of our contract manufacturers. If third-party manufacturers fail to meet our manufacturing needs in an acceptable manner, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate third-party manufacturers. It may not be possible to have multiple third-party manufacturers ready to supply us with needed material at all or without incurring significant costs.

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

Patents

        The successful development and marketing of products by us will depend in part on our ability to create and maintain intellectual property, including patent rights. We are the owner or exclusive licensee to proprietary patent positions in the areas of immunotherapy technologies, vaccine technologies, antibody technologies and complement inhibitor technology. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit or that we will be able to successfully enforce our patent position against infringers. We routinely review our patent portfolio and adjust our strategies for prosecution and maintenance of individual cases according to a number of factors, including program priorities, stage of development and patent term.

        We own or license rights under more than 300 granted patents and national and regional patent applications in the U.S. and in major international territories covering inventions relating to our business. The key patents and patent applications owned by us or licensed to us that we consider important to our business include the following (the indicated and estimated patent expiry dates are the estimated expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Extensions (PTEs) or Supplementary Protection Certificates (SPCs), if these may be secured in due course):

  •
  Our patent portfolio for glembatumumab vedotin includes issued patents in the U.S., Europe, Japan, Australia and Canada. If maintained to full term in due course, these would have estimated patent expiry dates in 2025. In addition, patent rights relating to the toxin and conjugation technology used in glembatumumab vedotin have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

  •
  We have licensed rights from the University of Southampton under issued U.S., European and Japanese patents and under a pending patent application in Canada relating to the technology used in varlilumab. Further patent applications are also pending in the U.S., Europe and Japan. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have an exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab. In September 2014, two European patent oppositions were filed against the University of Southampton European patent, and at a hearing on November 23, 2016 the European Patent Office (EPO) revoked the European patent on the ground of lack of inventive step. The University of Southampton has filed an appeal against this decision, and we intend to defend the European patent vigorously in cooperation with the University of Southampton. This EPO decision does not affect the later filed Celldex patents and applications for varlilumab. We also have an issued U.S. patent which covers varlilumab as a composition of matter. If maintained to full term this patent would have an estimated patent expiry date in 2034 (including additional term due to Patent Term Adjustment). We also have corresponding patent applications in the major international territories which, if issued and maintained to full term in due course, would have estimated patent expiry dates in 2031.

  •
  We have issued U.S. patents relating to the technology used in CDX-1401 (including claims covering CDX-1401 as compositions of matter) which have estimated patent expiry dates in at least 2028 (not including increases of term due to Patent Term Adjustment). We have a corresponding issued European patent and further patents and pending patent applications in other international territories (including Japan, Australia, Canada, China, India, Republic of Korea and certain other countries) relating to the technology used in CDX-1401 which, if and where issued and maintained to full term in due course, would have estimated patent expiry dates in 2028.

  •
  The U.S. patent for the technology used in CDX-301 has an estimated expiration date in 2020.

  •
  Our patent portfolio for CDX-014 includes rights under issued U.S., European, Australian and Canadian patents and a pending patent application in Japan. If and where issued and maintained to full term in due course, these filings would have estimated patent expiry dates in at least 2024 (not including increases of term due to Patent Term Adjustment in the U.S.). In addition, patent rights relating to toxin and conjugation technology have been licensed from Seattle Genetics. The patent rights from Seattle Genetics include issued patents in Australia, Canada, Europe, the U.S. and Japan which include composition of matter claims relating to the toxin and conjugation technology. If maintained to full term in due course, the main Seattle Genetics patent rights would have estimated patent expiry dates ranging from 2023 in Europe to 2026 in the U.S.

  •
  We have exclusively licensed a portfolio of patents and patent applications relating to particular ErbB3 inhibitors from MedImmune. These patents and patent applications include claims directed to particular anti-ErbB3 antibody compositions of matter, including CDX-3379 compositions of matter, and methods of using such antibodies. Patents have been issued in the U.S., Japan, Russia and New Zealand which have estimated patent expiry dates in 2032. Patent applications in this portfolio are pending in Europe, Australia, Canada, China, India, Republic of Korea and certain other countries, and any patents that may issue from these applications would also have estimated patent expiry dates in 2032.

  •
  We own a family of patents and patent applications directed to anti-KIT receptor antibody compositions of matter and methods of using such antibodies. U.S. patents have been issued, and foreign counterparts are pending in Europe, Japan, Australia, Canada, China, India, Republic of Korea and certain other countries. If and where issued the foregoing would have estimated patent expiry dates ranging from at least 2032 to 2033 (not including increases of term due to Patent Term Adjustment in the U.S.). We also have pending U.S. and European patent applications directed to use of anti-KIT receptor antibodies for treatment of particular eosinophil or mast cell related disorders, including neurofibromatosis. Any patents that issue based on the latter patent applications would have estimated patent expiry dates in at least 2035.

  •
  We acquired rights to a portfolio of patents and patent applications related to the "TAM family" of RTKs (comprised of Tyro3, AXL and MerTK) receptors which are in-licensed from, or co-owned with, the Salk Institute for Biological Studies. For example, we have an exclusive license to two issued U.S. patents directed to TAM receptor inhibition to treat infections and to a U.S. patent application directed to methods for the modulation of the immune response via targeting TAM receptors. Foreign counterparts to these patents and this patent application are pending in Europe and Canada. If and where issued the foregoing would have estimated patent expiry dates in at least 2028.

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

  •
  We are also aware of a third-party European patent that relates to use of ErbB3 antibodies for treatment of hyperproliferative disorders, including cancer. Counterparts of this patent have also issued in Australia and Japan. As a result of an opposition proceeding, the European patent was revoked in its entirety. The owner of the European patent has appealed the decision in the opposition proceeding. We do not know if the appeal will succeed, or, if successful, whether the scope of claims, post-appeal, would be relevant to our activities. Should the appeal be successful and a license be necessary for our program that targets ErbB3, we cannot predict whether we would be able to obtain such a license, or, if a license were available, whether it would be available on commercially reasonable terms. If the appeal results in patents having a valid claim relevant to our use of ErbB3 antibodies and a license under the patents is unavailable on commercially relevant terms, or at all, our ability to commercialize CDX-3379 in Europe may be impaired or delayed. We would vigorously defend ourselves, but we cannot predict whether the patents would be found valid, enforceable or infringed. We also continue to monitor counterparts in other jurisdictions which may entail comparable risks to us in these other jurisdictions.

        In addition to the patents referred to in the previous paragraphs, there may be other patent applications and issued patents belonging to competitors that may require us to alter our drug candidates and immunotherapeutic delivery systems, pay licensing fees or cease some of our activities. If our drug candidates conflict with patents that have been or may be granted to competitors, universities or others, the patent owners could bring legal action against us claiming damages and seeking to enjoin manufacturing and marketing of the patented products. If any of these actions is successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such third-party patent would be made available on acceptable terms or at all. We believe that there may be significant litigation in the biotechnology industry regarding patent and other intellectual property rights. If we become involved in that litigation, we could consume substantial resources.

Licenses

        We have entered into several significant license agreements relating to technologies that are being developed by us. In general, these institutions have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial research purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license and/or a specified period from first commercial sale on a territory-by-territory basis. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license. Generally, we control and are responsible for the cost of defending the patent rights of the technologies that we license.

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

Government Regulation

        Our activities and products are significantly regulated by a number of governmental entities, including the U.S. Food and Drug Administration, or FDA, in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of our products. We must obtain regulatory approval from the FDA and comparable authorities in other countries, as applicable, for our drug candidates before we can commercialize such drugs in the U.S. and foreign jurisdictions. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Our inability to commercialize a product would impair our ability to earn future revenues.

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

Clinical Trials

        The FDA provides that human clinical trials may begin 30 days after receipt and review of an IND application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed for each of our proposed drug candidates. Authorization to conduct clinical trials in no way assures that the FDA will ultimately approve the product. Clinical trials are generally conducted in three sequential phases. In a Phase 1 trial, the product is given to a small number of patients to test for safety (adverse effects), determine a recommended Phase 2 dose(s) and evaluate any signals of efficacy. Phase 2 trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase 3 trial is performed in a large patient population, generally over a wide geographic area to provide evidence for the safety and efficacy of the product. The FDA maintains and exercises oversight authority throughout the clinical trial process.

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

Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's pharmacology, chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee and the sponsor of an approved NDA or BLA is also subject to annual prescription drug program fees.

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

        The testing and approval processes require substantial time, effort and financial resources, and each may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our drug candidates and secure necessary governmental approvals, which could delay or preclude us from marketing our products.

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

        Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as changes in indications, manufacturing changes and labeling, are subject to further testing requirements and FDA review and approval.

Special Regulatory Procedures

        Fast track designation—The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product, concurrent with or after the filing of the IND for the drug candidate. A drug that receives fast track designation is eligible for some or all of the following: (i) more frequent meetings with the FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; (iii) eligibility for accelerated approval and priority review, if relevant criteria are met; and (iv) Rolling Review, which means that a drug company can submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the NDA or BLA is completed before the entire application can be reviewed. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

        Priority review—Under FDA policies, a drug candidate may be eligible for priority review. The priority review program provides for expedited review or an NDA or BLA, typically within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA's Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA's Center for Biologics Evaluation and Research, or CBER, are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated drug candidate could be eligible for priority review if supported by clinical data at the time of the BLA or NDA submission.

        Accelerated approval—Under the law and the FDA's accelerated approval regulations, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based on a surrogate endpoint that is reasonably likely to predict clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

        Orphan drug designation—Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same orphan indication, except in limited circumstances. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

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

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA, the Office of the Inspector General of Health and Human Services and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

Biosimilars Law

        The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to provide for an abbreviated approval pathway for biological products that demonstrate biosimilarity to a previously-approved biological product. The BPCIA establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved. The BPCIA provides periods of exclusivity that protect a reference product from biosimilars competition. Under the BPCIA, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until 12 years after the reference product's approval. Additionally, the BPCIA establishes procedures by which the biosimilar applicant may provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product. The BPCIA applies to our drug candidates and could be applied to allow approval of biosimilars to our products.

        Because the BPCIA is a relatively new law, we anticipate that its contours will be defined as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including FDA issuance of guidance documents, proposed regulations, lawsuits and the FDA's decisions in the course of considering specific applications. Such evolution may significantly affect the impact of the BPCIA on both reference product and biosimilar sponsors.

21st Century Cures Act

        On December 13, 2016, Congress passed the 21st Century Cures Act, or the Cures Act. The Cures Act is designed to modernize and personalize health care, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects, including for certain oncology-directed research. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health.

        Because the Cures Act has only recently been enacted, its potential effect on our business remains unclear with the exception of a provision requiring that we post our policies on the availability of expanded access programs for individuals. In addition, the Cures Act includes provisions that may be beneficial to us in the future, including a requirement that the FDA assess and publish guidance on the use of novel clinical trial designs, the use of real world evidence in applications, the availability of summary level review for supplemental applications for certain indications and the qualification of drug development tools. Because these provisions allow the FDA several years to develop these policies, their effects on us, if any, could be delayed.

        The Cures Act also authorizes funding for the "Cancer Moonshot" initiative. The Cancer Moonshot initiative's strategic goals encourage inter-agency cooperation and fund research and innovation to catalyze new scientific breakthroughs, bring new therapies to patients and strengthen prevention and diagnosis. This initiative aims to stimulate drug development through the creation of a public-private partnership with 20 to 30 pharmaceutical and biotechnology companies to expedite cancer researchers' access to investigational agents and approved drugs. This partnership is designed to permit researchers to obtain drugs and other technologies from a preapproved "formulary" list without having to negotiate with each company for individual research projects. We will continue to monitor these developments to assess their potential impacts on our business.

Companion Diagnostic Review and Approval

        We expect that some of our drug candidates, including glembatumumab vedotin, will rely on the use of a companion diagnostic. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. Based on recent FDA guidance documents and the FDA's past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro companion diagnostics to obtain Premarket Approval Application, or PMA, in conjunction with approval of the related drug candidate. The receipt and timing of PMA approval may have a significant effect on the receipt and timing of commercial approval for such drug candidates. Currently we rely on third-party collaborators to develop companion diagnostics for our drug candidates.

        The PMA process is similar to the NDA and BLA processes and is costly, lengthy and uncertain. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and then the data submitted in an amendment to the PMA.

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

Federal and State Fraud and Abuse, Data Privacy and Security and Transparency Laws

        In addition to FDA restrictions on marketing and promotion of pharmaceutical products, several other types of federal and state laws have been applied to restrict certain marketing business practices in the biopharmaceutical and medical device industries in recent years. These laws include, without limitation, state and federal anti-kickback statutes and false claims statutes and false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to health care providers. Applicable state law may be broader in scope than federal law and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government health care programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to health care professionals.

        In addition, the United States Foreign Corrupt Practices Act, or FCPA, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity. In many countries, the health care professionals we may interact with may meet the FCPA's definition of a foreign government official.

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

        Under the EU regulatory system, we will submit most of our marketing authorization applications under the centralized procedure. The centralized procedure is compulsory for medicines produced by biotechnology, or are for the treatment of cancer, or officially designated as 'orphan medicines.' The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The EMA grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same product, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

        The containment of health care costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of reimbursement and/or restrictions in formulary placement may be such that they would significantly limit projected sales volumes. In addition to third-party payors, we will also need to negotiate formulary placement with hospitals, health systems and certain independent delivery networks. Such negotiations may be more protracted than anticipated and may be compromised because of similar considerations, relating to insufficient incremental medical benefit and/or cost-effectiveness.

        Pricing and reimbursement schemes vary widely from country to country. For example, certain EU member states may approve a specific price and volume for a drug product after which incremental revenues or profits need to be paid back by way of rebates. They may also institutionalize utilization restrictions, curb physicians' drug budgets, provide conditional reimbursement schemes that require additional evidence to be generated post-marketing authorization, etc. The downward pressure on health care costs in general, particularly prescription drugs, has been particularly evident in EU markets, for some time, with evidence pointing to increasing pressures on the horizon. As a result, increasingly high barriers are being erected to the pricing and reimbursement of new drugs, despite regulatory efforts to bring drugs to market sooner. In addition, cross-border trade has existed for some time in the EU, allowing pharmacies in one country to import, at a lower price, drug from another country, further exerting pricing pressures across the EU. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our drugs.

        The marketability of any drugs for which we receive regulatory approval for commercial sale may suffer if third-party payors and/or hospital administrators fail to provide adequate coverage, reimbursement or formulary placement. Coverage policies, third-party reimbursement rates and drug pricing regulations may change in the future. In particular, uncertainty within, and over the long term, of the Patient Protection and Affordable Care Act, or PPACA, in the U.S., may mean that coverage, reimbursement and pricing structures available today may be different in the future. In addition, the States may continue to consider legislation of their own which could further restrict the ability to freely price drugs and/or curb utilization in the U.S. Even if favorable coverage and reimbursement status is attained for one or more drugs for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

        As of December 31, 2017, we employed 197 employees (192 full-time, 3 part-time and 2 interns), 38 of whom have Ph.D. and/or M.D. degrees. Of these employees, 167 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Research and Development

        We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $96.2 million, $102.7 million and $100.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2018 as we continue to advance our drug candidates through clinical development.

Corporate and Available Information

        We are incorporated in Delaware. In February 2016, we formed a wholly-owned subsidiary, Celldex Therapeutics Europe GmbH, in Zug, Switzerland, which was liquidated in June 2017. In July 2016, we formed a wholly-owned subsidiary, Celldex Australia Pty Ltd in Brisbane, Australia.

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

        The following is a discussion of the risk factors that we believe are material to us at this time. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

        To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $812.5 million as of December 31, 2017. Until, and unless, we complete clinical trials and further development, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

        We have incurred operating losses of $121.5 million, $132.9 million and $129.5 million during 2017, 2016 and 2015, respectively, and expect to incur an operating loss in 2018 and beyond. We believe that operating losses will continue in 2018 and beyond because we are planning to incur significant costs associated with the clinical development of our drug candidates and manufacturing of commercial supply to prepare for the potential commercial launch of glembatumumab vedotin if regulatory approval is obtained. During the years ended December 31, 2017, 2016 and 2015, we incurred $21.1 million, $24.9 million and $36.3 million in clinical trial expense and $11.4 million, $18.3 million and $14.8 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. In particular, the continuing development and commercialization of glembatumumab vedotin and our other drug candidates requires additional capital beyond our current resources. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $139.4 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

  •
  licensing of drug candidates with existing or new collaborative partners;

  •
  possible business combinations;

  •
  issuance of debt; or

  •
  issuance of common stock or other securities via private placements or public offerings.

        While we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from drug candidates under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay the build-out of our commercial infrastructure and our commercial planning and preparation activities, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business.

Our stockholders may be subject to substantial dilution if we elect to pay future milestone consideration to the former Kolltan stockholders in shares of common stock. If we elect to pay future milestone consideration in cash we would likely need to raise additional capital.

        The merger agreement between us and Kolltan provides that in the event that certain specified preclinical and clinical development milestones related to Kolltan's development programs and/or Celldex's development programs and certain commercial milestones related to Kolltan's drug candidates are achieved, we will be required to pay Kolltan's former stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, although we are required to maintain a certain percentage of the overall consideration paid in Celldex common stock to satisfy certain tax requirements under the merger agreement. We may require additional capital to fund any milestone payments in cash, depending on the facts and circumstances at the time such payments become due. If we elect to pay the milestones in shares of our common stock, our stockholders would experience substantial dilution.

U.S. federal income tax reform could adversely affect us.

        On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, leading to significant changes to U.S. tax law. Among other provisions, the TCJA lowered the U.S. federal corporate income tax rate from 35% to 21%, limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire, imposed a mandatory one-time transition tax on previously deferred foreign earnings and eliminated or reduced certain income tax deductions. The estimated impact of the TCJA is based on our management's current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. We have revalued our net deferred tax assets and liabilities at the newly enacted U.S. federal rate, and we recognized a tax benefit of $19.1 million during the year ended December 31, 2017 related to the TCJA. We continue to examine the impact this tax reform legislation may have on our business.

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

        We will need substantial additional financing to complete the development of glembatumumab vedotin and our other drug candidates. Further, even if we complete the development of glembatumumab vedotin or any of our other drug candidates and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that such drug candidate will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of glembatumumab vedotin or any other drug candidate, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

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

        If we enter into collaboration agreements for one or more of our lead drug candidates, the success of such drug candidates will depend in great part upon our and our collaborators' success in promoting them as superior to other treatment alternatives. We believe that our drug candidates can be proven to offer disease treatment with notable advantages over drugs in terms of patient compliance and effectiveness. However, there can be no assurance that we will be able to prove these advantages or that the advantages will be sufficient to support the successful commercialization of our drug candidates.

Our drug candidates are subject to extensive regulatory scrutiny.

        All of our drug candidates are at various stages of development, and our activities and drug candidates are significantly regulated by a number of governmental entities, including the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of drugs and drug candidates. We or our partners must obtain regulatory approval for a drug candidate in all of these areas before we can commercialize any of our drug candidates. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. This process typically requires extensive preclinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Companies in the pharmaceutical, biotechnology and immunotherapeutic drug industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our inability to commercialize a drug candidate would impair our ability to earn future revenues.

If our drug candidates do not pass required tests for safety and effectiveness, we will not be able to obtain regulatory approval and derive commercial revenue from them.

        In order to succeed, we will need to obtain regulatory approval for our drug candidates. The FDA has not approved any of our drug candidates for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a drug candidate's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval, we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a BLA or NDA is filed with the FDA, it may take more than a year to receive FDA approval.

        In all cases we must show that a drug candidate is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our lead drug candidates with the intention to, or could later decide to, commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. A major risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of preclinical and clinical testing.

Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure you that our current METRIC study or any other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval.

        The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, the results of the clinical trials of glembatumumab vedotin conducted to date may not be predictive of the results of our METRIC study. Data, our interpretation of data and results for our earlier clinical studies of glembatumumab vedotin for the treatment of metastatic breast cancer do not ensure that we will achieve similar results in our METRIC study. Preclinical and clinical data are susceptible to various interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate such results in later-stage clinical trials and subsequently failed to obtain marketing approval. Drug candidates in later-stage clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical and initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed trends towards efficacy. Later-stage clinical trials with larger numbers of patients or longer durations of therapy may also reveal safety concerns that were not identified in earlier smaller or shorter trials. Our failure to demonstrate efficacy and safety data sufficient to support marketing approval for glembatumumab vedotin or any of our other drug candidates would substantially harm our business, prospectus, financial condition and results of operations.

We may be unable to manage multiple late-stage clinical trials for a variety of drug candidates simultaneously.

        As our current clinical trials progress, we may need to manage multiple late-stage clinical trials simultaneously in order to continue developing all of our current products. The management of late-stage clinical trials is more complex and time consuming than early-stage trials. Typically, early-stage trials involve several hundred patients in no more than 10 to 30 clinical sites. Late-stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early-stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently it is possible that conclusions of efficacy or safety may not be acceptable to permit filing of a BLA or NDA for any one of the above reasons or a combination of several.

Product testing is critical to the success of our drug candidates but subject to delay or cancellation if we have difficulty enrolling patients.

        As our portfolio of drug candidates moves from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients with the appropriate characteristics. At times we have experienced difficulty enrolling patients, and we may experience more difficulty as the scale of our clinical testing program increases. The factors that affect our ability to enroll patients are largely uncontrollable and include principally the following:

  •
  the nature of the clinical test;

  •
  the size of the patient population;

  •
  patients' willingness to receive a placebo or less effective treatment on the control arm of a clinical study;

  •
  the distance between patients and clinical test sites; and

  •
  the eligibility criteria for the trial.

        If we cannot enroll patients as needed, our costs may increase, or we may be forced to delay or terminate testing for a product.

We may have delays in completing our clinical trials, and we may not complete them at all.

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

  •
  delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers, including commercial grade-clinical supply for our Phase 3 clinical trials;

  •
  drug candidates demonstrating a lack of efficacy during clinical trials;

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

        If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer are later found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, when used in combination with other marketed therapies, our drug candidates may exacerbate adverse events associated with the marketed therapy.

We may expend our resources to pursue a particular drug candidate or indication and forgo the opportunity to capitalize on drug candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and managerial resources, we intend to focus on developing drug candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that may prove to have greater commercial potential.

        Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the drug candidate.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for certain of our drug candidates, including our lead drug candidate glembatumumab vedotin, could harm our drug development strategy and operational results.

        As an element of our clinical development approach, we may seek to screen and identify subsets of patients that express a certain biomarker or that have a certain genetic alteration who may derive meaningful benefit from our development drug candidates. To achieve this, one or more of our drug development programs may be dependent on the development and commercialization of a companion diagnostic by us or by third-party collaborators. For example, we have engaged third-party collaborators to develop a commercially suitable companion diagnostic test to identify patients that over express gpNMB for use in certain indications with glembatumumab vedotin and such companion diagnostic may encounter technical hurdles to development and would require separate approval by the FDA, for which we must rely on our third-party collaborator to obtain. Companion diagnostics are developed in conjunction with clinical programs for the associated drug candidate. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before the related drug candidate may be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the drug candidate to only those patients who express the specific biomarker it was developed to detect. We or our third-party collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement for such companion diagnostic, all of which may prevent us from completing our clinical trials or commercializing our drugs on a timely or profitable basis, if at all.

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

        We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine and immunotherapeutic delivery systems and major universities and research institutions. Competitors that we are aware of that have initiated a pivotal study or have obtained marketing approval for a potential competitive drug/device for glembatumumab vedotin in the treatment of breast cancer include AbbVie, Astellas, AstraZeneca, Bristol-Myers Squibb, Immunomedics, Merck, Nektar Therapeutics, Novartis, Pfizer, Roche and Tesaro.

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

We have many competitors in our field, and they may develop technologies that make ours obsolete.

        Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. Competitors that we are aware of that have initiated a pivotal study or have obtained marketing approval for a potential competitive drug/device for glembatumumab vedotin in the treatment of breast cancer include AbbVie, Astellas, AstraZeneca, Bristol-Myers Squibb, Immunomedics, Merck, Nektar Therapeutics, Novartis, Pfizer, Roche and Tesaro. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

        We may choose to build a commercial organization which we believe could provide us with the strategic options to either retain full economic rights to our drug candidates or seek favorable economic terms through advantageous commercial partnerships. As a result, we may have full responsibility for commercialization of one or more of our drug candidates if and when they are approved for sale. We currently lack sufficient marketing, sales and distribution capabilities to carry out this strategy. If any of our drug candidates are approved by the FDA, we will need a drug sales force with technical expertise prior to the commercialization of any of our drug candidates. We may not succeed in developing such sales and distribution capabilities, the cost of establishing such sales and distribution capabilities may exceed any product revenue, or our direct marketing and sales efforts may be unsuccessful. We may find it necessary to enter into strategic partnerships, co-promotion or other licensing arrangements. To the extent we enter into such strategic partnerships, co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold such drugs, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into such strategic partnerships, co-promotion or other licensing arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future drug candidates. If we are not successful in commercializing any drug candidates, for which we obtain regulatory approval, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may never achieve profitability or become unable to continue the operation of our business.

If our drug candidates for which we obtain regulatory approval do not achieve broad acceptance from physicians, patients and third-party payors, we may be unable to generate significant revenues, if any.

        Even if we obtain regulatory approval for our drug candidates, our approved drugs may not gain market acceptance among physicians and patients. We believe that effectively marketing our drug candidates, if any of them are approved, will require substantial efforts, both prior to commercial launch and after approval. Physicians may elect not to prescribe our drugs, and patients may elect not to request or take them, for a variety of reasons, including:

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

        The regulatory requirements and policies may change, and additional government regulations may be enacted with which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we may not be permitted to market our future products and our business may suffer.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of any of our drug candidates. If there is not sufficient reimbursement for our future drugs, it is less likely that such drugs will be widely used.

        Market acceptance and sales of any of our drug candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by future health care reform measures in both the United States and foreign jurisdictions. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. In addition, government authorities and these third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for these drugs. In addition, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future drugs to such payors' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.

        Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs. Such legislation, or similar regulatory changes or relaxation of laws that restrict imports of drugs from other countries, could reduce the net price we receive for any future marketed drugs. As a result, our future drugs might not ultimately be considered cost-effective.

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

  •
  negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party, which could cause the sales of our future drugs to decrease or a future drug to be recalled;

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

        We plan to seek approval for glembatumumab vedotin in Europe, may seek approval of our other drug candidates outside the United States and may market future products in international markets. In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

        Before granting the MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

        The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals, and even if we file we may not receive necessary approvals to commercialize our products in any market.

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

  •
  business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, floods and fires; and

  •
  difficulty in importing and exporting clinical trial materials and study samples.

Risks Related to Reliance on Third Parties

We rely on third parties to plan, conduct and monitor our clinical tests, and their failure to perform as required would interfere with our product development.

        We rely on third parties to conduct a significant portion of our clinical development activities. These activities include clinical patient recruitment and observation, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. We conduct project management and medical and safety monitoring in-house for some of our programs and rely on third parties for the remainder of our clinical development activities. If any of these third parties is unable to perform in a quality and timely manner, and at a feasible cost, our clinical studies will face delays. Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory standards, our testing could be delayed, cancelled or rendered ineffective.

We rely on contract manufacturers over whom we have limited control. Should the cost, delivery and quality of clinical and commercial-grade materials manufactured by us in our Fall River facility or supplied by contract manufacturers vary to our disadvantage, our business operations could suffer significant harm.

        We have limited experience in commercial manufacturing. We rely on CMOs to manufacture drug substance and drug product for our late-stage clinical studies of glembatumumab vedotin as well as for future commercial supplies. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates, if regulatory approval is obtained, depends on the ability of such third parties to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and foreign regulatory requirements, if applicable. We also rely on CMOs for filling, packaging, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA.

        For our most advanced programs, we are working with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful. Prior to approval of any drug candidate, the FDA must review and approve validation studies for drug product. The manufacturing processes for our drug candidates and immunotherapeutic delivery systems utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. CMOs may encounter difficulties in scaling up production, including problems involving raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the CMOs, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for such drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of drug product becomes critical to commercial success. The commercial viability of any of our drug candidates, if approved, will depend on the ability of our contract manufacturers to produce drug product on a large scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the drug.

        To date, we have utilized CMOs for the manufacture of clinical trial supplies of glembatumumab vedotin. In 2017, we successfully transferred the mAb intermediate manufacturing process and manufactured a cGMP batch at Patheon Biologics in Brisbane, Australia. Piramal Healthcare UK Ltd. manufactures the antibody-drug conjugate (ADC) with the vcMMAE linker-toxin. The drug substance is then filled and packaged at our drug product commercial manufacturer, BSP Pharma. We rely on MilliporeSigma for supplying suitable quantities of vcMMAE. Any manufacturing failures or delays by our glembatumumab vedotin contract manufacturers or suppliers of materials could cause delays in our glembatumumab vedotin clinical studies, including the METRIC study and/or a BLA filing and, if regulatory approval is obtained, commercial launch of glembatumumab vedotin.

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute potential products to clinical sites in the U.S. for early-stage clinical trials. We currently manufacture CDX-1140, CDX-301 and CDX-1401 drug substance and CDX-014 mAb intermediate in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. CDX-014, an ADC, is then manufactured by Lonza (Visp). We expect that our existing clinical supplies of CDX-3379 and varlilumab will be sufficient to carry out our current planned clinical development. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled and packaged at contract manufacturers. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

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

We currently rely on sole suppliers for key components of our drug candidates. Any production problems with our suppliers or other disruptions in the supply of such components could adversely affect us.

        We currently rely on sole suppliers for key components of our drug candidates, including vcMMAE for glembatumumab vedotin and Hiltonol® for CDX-1401. While we work with the suppliers of these key components to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. If our suppliers were to terminate our arrangements or fail to meet our supply needs, we might be forced to delay our development programs, or we could face disruptions in the distribution and sale of any drugs for which we obtain regulatory approval.

We currently rely on third-party collaborators to develop and commercialize companion diagnostic tests for certain of our drug candidates, including our lead drug candidate glembatumumab vedotin.

        We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on third-party collaborators to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We are dependent on such third-party collaborators to obtain regulatory approval and commercialize such companion diagnostic tests. Such third-party collaborators:

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

        If such third-party collaborators fail to develop, obtain regulatory approval or commercialize the companion diagnostic test, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our drug candidates.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them.

        Because we rely on third parties to develop our drug candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs which may require us to share trade secrets under the terms of research and development partnership or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor's discovery of our trade secrets would impair our competitive position.

Risks Related to Business Operations

We depend greatly on the intellectual capabilities and experience of our key executives, commercial personnel and scientists, and the loss of any of them could affect our ability to develop our products.

        The loss of any of our executive officers could harm us. We entered into employment agreements with each of our executive officers, although an employment agreement as a practical matter does not guarantee retention of an employee. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, key opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

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

        The success of the Kolltan merger will depend on, among other things, the combined company's ability to operate efficiently and to achieve its business objectives, including the successful development of its drug candidates. Achieving the benefits of the acquisition will depend in part on the successful development of the preclinical and clinical programs acquired from Kolltan. Following the acquisition, we decided to modify the Fc portion of CDX-0158 because approximately two-thirds of the patients in the Phase 1 dose-escalation study of CDX-0158 in patients with advanced refractory gastrointestinal stromal tumors, or GIST, and other KIT positive tumors had infusion reactions. This second-generation version, called CDX-0159, also includes modifications to increase the half-life of the antibody, giving it an additional advantage over CDX-0158. We are developing CDX-0159 in-house with the intention of replacing CDX-0158 in clinical development. As a result in the third quarter of 2017, we recorded a non-cash partial impairment charge of $13.0 million related to this clinical program due to changes in projected development and regulatory timelines. The time periods to receive approvals from the FDA and other regulatory agencies are subject to uncertainty and therefore we will continue to evaluate the development progress for the anti-KIT program and monitor the remaining $27.0 million intangible asset for further impairment. If we experience further delays or do not successfully develop the clinical programs acquired from Kolltan, we may incur further impairment charges and may not realize the anticipated benefits of the Kolltan acquisition, which would have an adverse effect on our business prospects and results of operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with applicable privacy laws, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics and launched a Health Care Compliance program, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business and results of operations, including the imposition of significant fines or other sanctions.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

        From time to time we may consider strategic transactions, including acquisitions of companies, such as our acquisition of Kolltan in the fourth quarter of 2016, asset purchases and out-licensing or in-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, acquisitions of assets and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

        If we are able to integrate our acquired assets, such as Kolltan's drug development programs and TAM technology, and licensed assets with our immunotherapy technologies, we believe these assets will give our immunotherapeutic drugs a competitive advantage. However, if we are unable to successfully integrate licensed assets, or other technologies which we have acquired or may acquire in the future, with our existing technologies and potential products currently under development, we may be unable to realize any benefit from our acquisition of these assets, or other technologies which we have acquired or may acquire in the future, and we may face the loss of our investment of financial resources and time in the integration process.

        We believe that our immunotherapy technology portfolio may offer opportunities to develop immunotherapeutic drugs that treat a variety of cancers and inflammatory and infectious diseases by stimulating a patient's immune system against those diseases. If our immunotherapy technology portfolio cannot be used to create effective immunotherapeutic drugs against a variety of diseases, we may lose all or portions of our investment in development efforts for new drug candidates.

Our internal computer systems, or those of our CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

        Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, loss of data privacy, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

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

We face the risk of product liability claims, which could exceed our insurance coverage, and product recalls, each of which could deplete our cash resources.

        As a participant in the pharmaceutical, biotechnology and immunotherapeutic drug industries, we are exposed to the risk of product liability claims alleging that use of our drug candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our drug candidates and may be made directly by patients involved in clinical trials of our products, by consumers or health care providers or by individuals, organizations or companies selling our products. Product liability claims can be expensive to defend, even if the drug or drug candidate did not actually cause the alleged injury or harm.

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

        Companies that license technologies to us that we use in our research and development programs may require us to achieve milestones or devote minimum amounts of resources to develop products using those technologies. They may also require us to make significant royalty and milestone payments, including a percentage of any sublicensing income, as well as payments to reimburse them for patent costs. The number and variety of our research and development programs require us to establish priorities and to allocate available resources among competing programs. From time to time we may choose to slow down or cease our efforts on particular products. If in doing so we fail to fully perform our obligations under a license, the licensor can terminate the license or permit our competitors to use the technology. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. Moreover, we may lose our right to market and sell any products based on the licensed technology. The occurrence of such events could materially harm our business.

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

        Biotechnology patents involve complex legal, scientific and factual questions and are highly uncertain. To date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents, particularly in regard to patents for technologies for human uses like those we use in our business. We cannot predict whether the patents we or our licensors seek will issue. If such patents are issued, a competitor may challenge them and limit their scope. Moreover, our patents may not afford effective protection against competitors with similar technology. A successful challenge to any one of our patents could result in a third party's ability to use the technology covered by the patent. We also face the risk that others will infringe, avoid or circumvent our patents. Technology that we license from others is subject to similar risks and this could harm our ability to use that technology. If we, or a company that licenses technology to us, were not the first creator of an invention that we use, our use of the underlying product or technology will face restrictions, including elimination. For example, in September 2014, two European patent oppositions were filed against the University of

Southampton European patent, and at a hearing on November 23, 2016 the European Patent Office (EPO) revoked the European patent on the ground of lack of inventive step. We intend to appeal this decision and to defend the European patent vigorously in cooperation with the University of Southampton. This EPO decision does not affect the later filed Celldex patents and applications for varlilumab. We also have an issued U.S. patent which covers varlilumab as a composition of matter.

        If we must defend against suits brought against us or prosecute suits against others involving intellectual property rights, we will incur substantial costs. In addition to any potential liability for significant monetary damages, a decision against us may require us to obtain licenses to patents or other intellectual property rights of others on potentially unfavorable terms. If those licenses from third parties are necessary but we cannot acquire them, we would attempt to design around the relevant technology, which would cause higher development costs and delays and may ultimately prove impracticable.

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

        We are aware of a third-party European patent that relates to use of ErbB3 antibodies for treatment of hyperproliferative disorders, including cancer. A counterpart of this patent has also issued in Japan and Australia. As a result of an opposition proceeding, the European patent was revoked in its entirety. The owner of the European patent has appealed the decision in the opposition proceeding. We do not know if the appeal will succeed, or, if successful, whether the scope of claims, post-appeal, would be relevant to our activities. Should the appeal be successful and a license be necessary for our program that targets ErbB3, we cannot predict whether we would be able to obtain such a license or, if a license were available, whether it would be available on commercially reasonable terms. If the appeal results in such third party's patents having a valid claim relevant to our use of ErbB3 antibodies and a license under the patents is unavailable on commercially relevant terms, or at all, our ability to commercialize CDX-3379 in Europe may be impaired or delayed. We would vigorously defend ourselves, but we cannot predict whether the patents would be found valid, enforceable or infringed. We continue to monitor counterpart patent applications pending in other jurisdictions, including the United States. While we cannot predict whether claims will issue in these other jurisdictions or whether the scope of such claims would be relevant to our activities, these applications entail comparable risks to us in these other jurisdictions.

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

        Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

        We currently are developing drug candidates for regulatory approval and are in the process of implementing regulated processes and systems required to obtain and maintain regulatory approval for our drug candidates. Certain of these processes and systems for conducting clinical trials and manufacturing material must be compliant with regulatory requirements before we can apply for regulatory approval for our drug candidates. These processes and systems will be subject to continual review and periodic inspection by the FDA and other regulatory bodies. If we are unable to achieve compliance in a timely fashion or if compliance issues are identified at any point in the development and approval process, we may experience delays in filing for regulatory approval for our drug candidates or delays in obtaining regulatory approval after filing. In addition, any later discovery of previously unknown problems or safety issues with approved drugs or manufacturing processes, or failure to comply with regulatory requirements may result in restrictions on such drugs or manufacturing processes, withdrawal of drugs from the market, the imposition of civil or criminal penalties or a refusal by the FDA and/or other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications, any of which could have a material adverse effect on our business. In addition, we are a party to agreements that transfer responsibility for complying with specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting or compliance with manufacturing requirements, to our collaborators and third-party manufacturers. If our collaborators or third-party manufacturers do not fulfill these regulatory obligations, any drugs for which we or they obtain approval may be subject to later restrictions on manufacturing or sale or may even risk withdrawal, which could have a material adverse effect on our business.

Even if we receive regulatory approval for a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

        Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect and approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S.

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

        The regulatory requirements and policies may change and additional government regulations may be enacted with which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we may not be permitted to market our future products, and our business may suffer.

We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

        If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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

        Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including exclusion from payment by federal health care programs, civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Compliance with laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly, particularly in light of increased focus on privacy issues in countries around the world, including the U.S. and the EU.

        We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States were are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended in 2014 by the HITECH Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU regulation with respect to protection of and cross-border transfers of such data out of the EU, and this regulation will become more stringent in May 2018 when the EU's General Data Protection Regulation (GDPR) comes into effect. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

        Compliance with these laws may be time consuming, difficult and costly. If we fail to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data we could be subject to the imposition of significant civil and criminal penalties, be forced to alter our business practices and suffer reputational harm.

Changes in health care law and implementing regulations, including government restrictions on pricing and reimbursement, as well as health care policy and other health care payor cost-containment initiatives, may have a material adverse effect on us.

        In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system and efforts to control health care costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delay regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved.

        For example, in the United States, the Patient Protection and Affordable Care Act of 2010 ("ACA") substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA.

        We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our drug candidates or products, if any, may be.

Risks Related to Our Capital Stock

Our history of losses and uncertainty of future profitability make our common stock a highly speculative investment.

        We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $812.5 million as of December 31, 2017. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2017 through December 2017, the market price of our common stock has fluctuated from a high of $4.02 per share in the first quarter of 2017, to a low of $2.20 per share in the second quarter of 2017. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Adverse changes to the price of our common stock could result in an impairment to the amount recorded to goodwill on our balance sheet. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

If certain preclinical and clinical milestones are achieved, our stockholders may experience significant dilution as a result of milestone payments to former Kolltan stockholders.

        The merger agreement pursuant to which we acquired Kolltan provides that, in the event that certain specified preclinical and clinical development milestones related to Kolltan's development programs and/or Celldex's development programs and certain commercial milestones related to Kolltan's drug candidates are achieved, we will be required to pay Kolltan's stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to the provisions of the merger agreement. The number of shares of our common stock issuable in connection with a milestone payment, if any, will be determined based on the average closing price per share of our common stock for the five trading day period ending three calendar days prior to the achievement of such milestone. If we elect to issue additional shares of our common stock, in lieu of paying cash, for such milestone payments, our stockholders may experience significant dilution.

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

        In October 2007, June 2009, December 2009 and December 2013, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of these ownership changes, utilization of our Federal net operating loss carryforwards is subject to an annual limitation. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets is determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        We have not undertaken a study to assess whether an ownership change or multiple ownership changes has occurred for (i) acquired businesses prior to the acquisition, (ii) the Company on the state level, (iii) the Company since March 2015 or (iv) research and development credits. If, based on such a study, we were to determine that there has been an ownership change at any time since its formation, utilization of net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382.

        Refer to Note 15, "Income Taxes," in the accompanying notes to the financial statements for additional discussion on income taxes.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        As of December 31, 2017 our significant leased properties are described below.

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

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently trades on the Nasdaq Global Market (NASDAQ) under the symbol "CLDX." The following table sets forth for the periods indicated the high and low sale prices per share for our common stock, as reported by NASDAQ.

Fiscal Period	High	Low
Year Ended December 31, 2017
First Quarter	$4.02	$3.05
Second Quarter	3.65	2.20
Third Quarter	3.14	2.27
Fourth Quarter	3.26	2.31
Year Ended December 31, 2016
First Quarter	$15.61	$2.96
Second Quarter	5.13	3.40
Third Quarter	4.83	3.23
Fourth Quarter	5.02	2.85

        As of February 28, 2018, there were approximately 322 shareholders of record of our common stock. On February 28, 2018 the closing price of our common stock, as reported by NASDAQ, was $2.25 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

 CELLDEX THEAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2012 through December 31, 2017, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2012 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2012	2013	2014	2015	2016	2017
Celldex Therapeutics, Inc.	$100	$361	$272	$234	$53	$42
NASDAQ U.S. Benchmark TR Index	$100	$133	$150	$151	$170	$207
NASDAQ Pharmaceutical (Subsector) Index	$100	$136	$165	$174	$172	$205

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our audited financial statements. The statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015	2014	2013
REVENUE:
Product Development and Licensing Agreements	$3,153	$2,174	$1,442	$838	$160
Contracts and Grants	9,590	4,612	4,038	2,748	1,617
Product Royalties	—	—	—	—	2,334

Total Revenue	12,743	6,786	5,480	3,586	4,111

OPERATING EXPENSE:
Research and Development	96,171	102,726	100,171	104,381	67,401
Royalty	—	—	—	—	2,334
Other Operating Expense	38,099	36,976	34,850	21,635	15,818

Total Operating Expense	134,270	139,702	135,021	126,016	85,553

Operating Loss	(121,527)	(132,916)	(129,541)	(122,430)	(81,442)
Investment and Other Income, Net	4,214	4,386	2,344	4,350	819
Interest Expense	—	—	—	—	(927)

Net Loss Before Income Tax Benefit	$(117,313)	$(128,530)	$(127,197)	$(118,080)	$(81,550)

Income Tax Benefit	24,282	—	—	—	—
Net Loss	$(93,031)	$(128,530)	$(127,197)	$(118,080)	$(81,550)

Basic and Diluted Net Loss Per Common Share	$(0.72)	$(1.27)	$(1.31)	$(1.32)	$(1.02)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share	128,543	101,529	97,051	89,399	79,777

BALANCE SHEET DATA
(In thousands)

	December 31,
	2017	2016	2015	2014	2013
Working Capital*	$117,020	$160,346	$264,696	$180,494	$284,839
Total Assets	315,624	383,358	337,584	248,014	347,095
Long-Term Liabilities	51,519	82,704	17,239	11,863	6,950
Accumulated Deficit	(812,517)	(719,486)	(590,956)	(463,759)	(345,679)
Total Stockholders' Equity	236,369	265,431	290,105	211,660	319,795

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

        Our latest stage drug candidate, glembatumumab vedotin (also referred to as CDX-011) is a targeted antibody-drug conjugate in a randomized, Phase 2b study for the treatment of triple negative breast cancer and a Phase 2 study for the treatment of metastatic melanoma. Varlilumab (also referred to as CDX-1127) is an immune modulating antibody that is designed to enhance a patient's immune response against cancer. We established proof of principle in a Phase 1 study with varlilumab, which supported the initiation of combination studies in various indications. CDX-3379, a human monoclonal antibody designed to block the activity of ErbB3 (HER3), is in Phase 2 development in combination with cetuximab for the treatment of head and neck squamous cell carcinoma. We also have a number of earlier stage drug candidates in clinical development, including CDX-014, an antibody-drug conjugate targeting renal and ovarian cancers; CDX-1140, a human monoclonal antibody targeted to CD40, a key activator of immune response; CDX-301, an immune cell mobilizing agent and dendritic cell growth factor; and CDX-1401, a targeted immunotherapeutic aimed at antigen presenting cells, or APCs, for cancer indications. Our drug candidates address market opportunities for which we believe current therapies are inadequate or non-existent.

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

Product (generic)	Indication/Field	Status	Sponsor
Glembatumumab vedotin	Triple negative breast cancer	Phase 2b	Celldex
Glembatumumab vedotin	Metastatic melanoma (single-agent, with varlilumab or CPI(1) or CDX-301)	Phase 2	Celldex
Varlilumab	Multiple solid tumors (with Opdivo®)	Phase 2	Celldex(2)
CDX-3379	Head and neck squamous cell cancer (with Erbitux®)	Phase 2	Celldex
CDX-014	Renal cell and ovarian carcinomas	Phase 1	Celldex
CDX-1140	Multiple solid tumors	Phase 1	Celldex

(1)
checkpoint inhibitor;

(2)
BMS collaboration

        We also routinely work with external parties, such as government agencies, to collaboratively advance our drug candidates. The following pipeline reflects clinical trials of our drug candidates being actively pursued by outside organizations. In addition to the studies listed below, we also have an

Investigator Initiated Research (IIR) program with six studies ongoing with our drug candidates and additional studies currently under consideration.

Product (generic)	Indication/Field	Status	Sponsor
Glembatumumab vedotin	Uveal melanoma	Phase 2	NCI (CRADA)
Glembatumumab vedotin	Squamous cell lung cancer	Phase 2	PrECOG, LLC
CDX-1401/CDX-301	Malignant melanoma	Phase 2	NCI (CRADA)
CDX-1401/Tecentriq®/SGI-110	Ovarian cancer	Phase 1	NCI (CRADA)
Varlilumab/Opdivo®	B-cell malignancies	Phase 2	NCI (CRADA)

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

        During the past five years through December 31, 2017, we incurred an aggregate of $470.9 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2017, 2016 and 2015. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Glembatumumab vedotin	$36,873	$30,156	$19,124
Varlilumab	14,940	28,554	18,484
CDX-3379	4,167	416	—
CDX-014	2,534	3,623	5,724
CDX-1140	6,909	3,802	—
CDX-1401	836	4,323	3,385
CDX-301	1,294	4,053	2,206
Anti-KIT Program	4,156	279	—
TAM	5,512	438	—
Rintega	1,685	15,337	43,038
Other Programs	17,265	11,745	8,210

Total R&D Expense	$96,171	$102,726	$100,171

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

        Treatment of Metastatic Breast Cancer:    Glembatumumab vedotin has been evaluated for the treatment of metastatic breast cancer (MBC) in multiple studies including a single-arm Phase 1/2 study (Journal of Clinical Oncology, September 2014); a randomized, controlled Phase 2b study compared to Investigator's Choice chemotherapy in patients with gpNMB-positive MBC called EMERGE (Journal of Clinical Oncology, April 2015); and the ongoing randomized, controlled Phase 2b study in patients with triple negative, gpNMB overexpressing breast cancer, called METRIC. We expect to report topline primary endpoint data from the METRIC study during the second quarter of 2018.

        The most recent data presented for glembatumumab vedotin in breast cancer are from the EMERGE study, the randomized, multi-center Phase 2b study in 124 patients with heavily pre-treated, advanced, gpNMB-positive breast cancer. Patients were randomized (2:1) to receive either glembatumumab vedotin or single-agent Investigator's Choice chemotherapy. Patients randomized to receive Investigator's Choice were allowed to cross over to receive glembatumumab vedotin following disease progression. Activity endpoints included response rate, progression-free survival (PFS) and overall survival (OS). The final study results, as shown below, suggested that glembatumumab vedotin induced significant response rates compared to currently available therapies in patient subsets with advanced, refractory breast cancers with high gpNMB expression (expression in at least 25% of tumor cells) and in patients with triple negative breast cancer. The OS and PFS of patients treated with glembatumumab vedotin were also observed to be greatest in patients with high gpNMB expression and, in particular, in patients with triple negative breast cancer who also had high gpNMB expression. Adverse events prominent with the glembatumumab vedotin arm included rash and peripheral neuropathy, while hematologic toxicity was more frequent and severe in the Investigator's Choice arm.

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

 EMERGE: Progression-Free Survival (PFS) and Overall Survival (OS) Data

	High gpNMB Expression		Triple Negative and gpNMB Over-Expression
	Glembatumumab Vedotin	Investigator's Choice	Glembatumumab Vedotin	Investigator's Choice
Median PFS (months)	2.8	1.5	3.5	1.5
	p=0.18		p=0.0017
Median OS (months)	10.0	5.7	10.0	5.5
	p=0.31		p=0.003

        In December 2013, we initiated METRIC, a randomized, controlled (2:1) Phase 2b study of glembatumumab vedotin versus Xeloda® in patients with triple negative breast cancer that over-expresses gpNMB. Clinical trial study sites were opened to enrollment across the U.S., Canada, Australia and the European Union. The METRIC protocol was amended in late 2014 based on feedback from clinical investigators conducting the study that the eligibility criteria for study entry were limiting their ability to enroll patients they felt were clinically appropriate. In addition, we had spoken to country-specific members of the European Medicines Agency, or EMA, and believed an opportunity existed to expand the study into the EU. The amendment expanded patient entry criteria to position it for the possibility of full marketing approval with global regulators, including the EMA, and to support improved enrollment in the study. The primary endpoint of the study is PFS, defined as the time from randomization to the earlier of disease progression or death due to any cause. PFS is an established endpoint for full approval registration studies in this patient population in both the U.S. and the EU. The sample size (n=300) and the secondary endpoint of OS remained unchanged. Since implementation of these changes, both the FDA and central European regulatory authorities have reviewed the protocol design, and we believe the METRIC study could potentially support marketing approval in both the U.S. and Europe dependent upon data results and review.

        Enrollment (n=327) in METRIC was completed in August 2017. The study calls for 203 progression events for evaluation of the primary endpoint, which will be assessed based on an independent, central reading of patient scans. The sum of the data, including the secondary endpoints of response rate, OS, DOR and safety, will be important in assessing clinical benefit. Based on the current rate of progression events in the study, the Company projects that topline primary endpoint data should be available in the second quarter of 2018.

        Efforts to ensure delivery of manufactured drug that is ready for commercialization and a companion diagnostic are underway. While we have made and continue to make progress on these fronts, we have made the decision to stage some of the more costly work in these areas to begin after we have received results from the study. While this step will extend the timeline to complete our regulatory submissions, we believe this is the most prudent use of our funds as we seek to advance our pipeline overall. Assuming positive data, we plan to work with the FDA on a regulatory strategy that would support submitting a Biologics License Application (BLA) in the second half of 2019.

        Treatment of Metastatic Melanoma:    Glembatumumab vedotin has been evaluated for the treatment of unresectable stage III or IV metastatic melanoma in two studies including a single-arm Phase 1/2 open-label study and an ongoing multi-cohort Phase 2 study. Results from the Phase 1/2 study were published in the Journal of Clinical Oncology in September 2014.

        The most recent data for glembatumumab vedotin in metastatic melanoma are from the ongoing Phase 2 study. This study currently includes four single arm cohorts: (1) a single-agent cohort (enrollment completed; data presented at ASCO 2017), (2) a combination cohort with varlilumab (enrollment completed; data presented at SITC 2017), (3) a combination cohort with an approved checkpoint inhibitor (i.e., Opdivo® or Keytruda®) following progression on the checkpoint inhibitor alone (enrollment completed; follow-up continues), and (4) a combination cohort with CDX-301 (enrollment ongoing).

        The primary endpoint for each cohort is ORR, except the fourth cohort which is assessing safety and tolerability in anticipation of additional combinations. Secondary endpoints include analyses of PFS, DOR, OS, retrospective investigation of whether the anticancer activity of glembatumumab vedotin is dependent upon the degree of gpNMB expression in tumor tissue and safety of both the monotherapy and combination regimens.

        We presented mature data from the single-agent cohort in an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2017. The cohort enrolled 62 evaluable patients with unresectable stage IV melanoma. All patients had been heavily pre-treated (median prior therapies = 3; range 1-8) and had progressed during or after checkpoint inhibitor therapy, and almost all patients had received both ipilimumab (n=58; 94%) and anti-PD-1/anti-PD-L1 (n=58; 94%) therapy. Twelve patients presented with BRAF mutation, and fifteen had prior treatment with BRAF or BRAF/MEK targeted agents. Median OS for all patients was 9.0 months (95% CI: 6.1, 13.0). The primary endpoint of the cohort (threshold of 6 or more objective responses in 52 evaluable patients) was exceeded. 7 of 62 (11%) patients experienced a confirmed response. One patient experienced a complete response (CR), and six patients experienced partial responses (PR). An additional three patients also experienced single timepoint PRs. The median DOR was 6.0 months. A 52% disease control rate (patients without progression for greater than three months) was demonstrated, and median PFS for all patients was 4.4 months. Consistent with previous studies in melanoma and breast cancer, early development of rash was associated with greater clinical benefit, including more prolonged PFS and OS. The safety profile was consistent with prior studies of glembatumumab vedotin with rash, neutropenia and neuropathy experienced as the most significant adverse events. Pre-treatment tumor tissue was available for 59 patients. All samples were gpNMB positive, and 78% of patients had tumors with 100% of their epithelial cells expressing gpNMB. Given both the high level of expression and the intensity of expression across this patient population, identifying a potential population for gpNMB enrichment is not feasible; therefore, all patients with metastatic melanoma could be evaluated as potential candidates for treatment with glembatumumab vedotin in future studies.

        Data from the second cohort, combining glembatumumab vedotin and varlilumab, were presented at the Society for Immunotherapy of Cancer's (SITC) 32nd Annual Meeting in November 2017. The cohort enrolled 34 patients with unresectable stage IV melanoma. All patients had been heavily pre-treated (median prior therapies = 3; range 1-8) and had progressed during or after checkpoint inhibitor (CPI) therapy (median prior CPI therapies = 2; range 1-4). Almost all patients had received ipilimumab (n=26; 76%) and/or anti-PD-1/anti-PD-L1 (n=34; 100%) therapy. Nine patients presented with BRAF mutation, and eleven had prior treatment with BRAF or BRAF/MEK targeted agents. Median PFS for all patients was 2.6 months (95% CI: 1.4, 2.8), and median OS for all patients was 6.4 months (95% CI: 3.2, 8.3). One of 31 patients eligible for response evaluation experienced a confirmed partial response (3%), and an additional two patients also experienced single timepoint partial responses. 52% of patients experienced stable disease (minimum of six or more weeks). A 19% disease control rate (patients without progression for greater than three months) was demonstrated. The safety profile was consistent with prior studies of glembatumumab vedotin, and there was no evidence of additive toxicity associated with the combination. Biological effects of varlilumab were consistent with prior observations and did not appear to be impacted by the addition of an ADC. Modest clinical benefit in the combination could be due to multiple factors, including potential lack of sensitivity to immunotherapy in patients with checkpoint refractory disease, many of whom progressed so rapidly that they experienced a very short duration of varlilumab treatment (median 2 doses); a possible dearth of antigen presenting cells in tumors; and the potential for immune checkpoint molecules to remain unblocked without checkpoint inhibitor therapy. Future cohorts are designed to address some of these potential factors. No significant correlation between rash and outcome was observed but will continue to be monitored in future cohorts.

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

        We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, under which NCI is sponsoring a Phase 2 study of glembatumumab vedotin in uveal melanoma. The study is a single-arm, open-label study in patients with locally recurrent or metastatic uveal melanoma. The study has a two-stage design with a pre-specified activity threshold necessary in the first stage to progress enrollment to the second stage. The primary outcome measure is ORR. Secondary outcome measures include change in gpNMB expression on tumor tissue via immunohistochemistry, safety, OS and PFS. Data from this study were presented at the 9th World Congress of Melanoma in October 2017. Two (6%) objective responses were observed in 31 patients to date, and 35% of patients experienced stable disease greater than 100 days (median 5.5 months). The disease control rate (response rate + stable disease) for all patients on study was noteworthy at 61%. Median PFS was 3.2 months, and median OS was 11.8 months. For patients who experienced either a partial response or stable disease, median PFS was 5.5 months, and median OS had not yet been reached. The NCI is conducting exploratory immune correlates to provide insight into target saturation, antigen release and potential combination strategies.

Varlilumab

        Varlilumab is a fully human monoclonal agonist antibody that binds to and activates CD27, a critical co-stimulatory molecule in the immune activation cascade. We believe varlilumab works primarily by stimulating T cells, an important component of a person's immune system, to attack cancer cells. Restricted expression and regulation of CD27 enables varlilumab specifically to activate T cells, resulting in an enhanced immune response with the potential for a favorable safety profile. In preclinical studies, varlilumab has been shown to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in in vitro and in vivo models. We have entered into license agreements with the University of Southampton, UK for intellectual property to use anti-CD27 antibodies and with Medarex (acquired by Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. Varlilumab was initially studied as a single-agent to establish a safety profile and assess immunologic and clinical activity in patients with cancer, but we believe the greatest opportunity for varlilumab is as an immune activator in combination with other agents. Currently, we are focusing our efforts on a Phase 1/2 clinical trial being conducted in collaboration with BMS and their PD-1 immune checkpoint inhibitor, Opdivo. Varlilumab has also been explored in other combination studies, including with glembatumumab vedotin, and is being studied in ongoing and planned investigator-sponsored and collaborative studies.

        Single-Agent Phase 1 Study:    In an open-label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers, varlilumab demonstrated an acceptable safety profile and induced immunologic activity in patients that is consistent with both its proposed mechanism of action and data in preclinical models. A total of 90 patients received varlilumab in the study at multiple clinical sites in the U.S. In both the solid tumor and hematologic dose escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of a MTD. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, and no significant immune-mediated adverse events typically associated with checkpoint blockade have been observed. Durable, multi-year clinical benefit was demonstrated in select patients without additional anticancer therapy, including a complete response in a patient with Hodgkin lymphoma (ongoing at last follow-up at 2.8 years) and a partial response in a patient with renal cell carcinoma (ongoing at last follow-up at 3.7 years). In addition, a patient with renal cell carcinoma that experienced significant stable disease (4+ years) subsequently achieved a partial response maintained through last follow-up at 4.6+ years without additional anticancer therapy. Twelve patients experienced stable disease up to 14 months. Final results from the study in patients with solid tumors were published in the Journal of Clinical Oncology in April 2017.

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

        Data (n=36) from the Phase 1 dose-escalation portion of the study were presented in an oral presentation at the American Society of Clinical Oncology Annual Meeting in June 2017. The majority of patients had PD-L1 negative tumor at baseline and presented with stage IV, heavily pre-treated disease. 80% of patients enrolled presented with refractory or recurrent colorectal (n=21) or ovarian cancer (n=8), a population expected to have minimal response to checkpoint blockade. The primary objective of the Phase 1 portion of the study was to evaluate the safety and tolerability of the combination. The combination was well tolerated at all varlilumab dose levels tested without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment including increased infiltrating CD8+ T cells and increased PD-L1 expression, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies, were observed. Additional evidence of immune activity, such as increase in inflammatory chemokines and decrease in T regulatory cells, was also noted. Notable disease control was also observed (stable disease or better for at least 3 months), considering the stage IV patient population contained mostly (80%) colorectal and ovarian cases: 0.1 mg/kg varlilumab + 240 mg Opdivo: 1/5 (20%), 1 mg/kg varlilumab + 240 mg Opdivo: 5/15 (33%) and 10 mg/kg varlilumab + 240 mg Opdivo: 6/15 (40%).

        Three partial responses (PR) were observed. A patient with PD-L1 negative, MMR proficient (MSI-low) colorectal cancer, typically unlikely to respond to checkpoint blockade monotherapy, achieved a confirmed PR (95% decrease in target lesions) and following completion of combination treatment, continues to receive treatment with Opdivo monotherapy at 31+ months. A patient with low PD-L1 (5% expression) squamous cell head and neck cancer achieved a confirmed PR (59% shrinkage) and experienced PFS of 6.7 months. A patient with PD-L1 negative ovarian cancer experienced a single timepoint PR (49% shrinkage) but discontinued treatment to a dose-limiting toxicity (immune hepatitis, an event known to be associated with checkpoint inhibition therapy). A subgroup analysis was conducted in patients with ovarian cancer based on an observed increase of PD-L1 and tumor-infiltrating lymphocytes in this patient population. In patients with paired baseline and on-treatment biopsies (n=13), only 15% were PD-L1 positive (≥ 1% tumor cells) at baseline compared to 77% during treatment (p=0.015). Patients with increased tumor PD-L1 expression and tumor CD8 T cells correlated with better clinical outcome with treatment (stable disease or better).

        The Phase 2 portion of the study opened to enrollment in April 2016 and completed enrollment in January 2018 with cohorts in colorectal cancer (n=21), ovarian cancer (n=58), head and neck squamous cell carcinoma (n=24), renal cell carcinoma (n=14) and glioblastoma (n=22). The primary objective of the Phase 2 cohorts is ORR, except glioblastoma, where the primary objective is the rate of 12-month OS. Secondary objectives include pharmacokinetic assessments, determining the immunogenicity of varlilumab when given in combination with Opdivo, evaluating alternate dosing schedules of varlilumab and further assessing the anti-tumor activity of combination treatment. We plan to work with BMS to present data from the study at future medical meetings in 2018.

        Third-Party Sponsored Studies:    We have also entered into a CRADA with the NCI under which NCI is sponsoring a Phase 2 study of varlilumab in combination with nivolumab in relapsed or refractory aggressive B-cell lymphomas. Patients receive either nivolumab alone or the combination. The primary outcome measure is ORR. Secondary outcome measures include DOR, safety, PFS and OS. The study opened to enrollment in January 2018 and is expected to enroll 106 patients.

CDX-3379

        CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies and is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. We believe the proposed mechanism of action for CDX-3379 sets it apart from other drugs in development in this class due to its ability to block both ligand-independent and ligand-dependent ErbB3 signaling by binding to a unique epitope. It has a favorable pharmacologic profile, including a longer half-life and slower clearance relative to other drug candidates in this class. We believe CDX-3379 also has potential to enhance anti-tumor activity and/or overcome resistance in combination with other targeted and cytotoxic therapies to directly kill tumor cells. Tumor cell death and the ensuing release of new tumor antigens has the potential to serve as a focus for combination therapy with immuno-oncology approaches, even in refractory patients. CDX-3379 has been evaluated in three Phase 1 studies for the treatment of multiple solid tumors that express ErbB3 and is currently being evaluated is a Phase 2 study in combination with cetuximab in cetuximab-resistant, advanced head and neck squamous cell carcinoma.

        The most recent data for CDX-3379 were reported from a Phase 1a/1b study conducted in solid tumors. The study included a single-agent, dose-escalation portion and combination expansion cohorts. The single-agent, dose-escalation portion of the study did not identify an MTD, and there were no dose limiting toxicities. The most common adverse events included rash and diarrhea and were predominantly grade 1 or 2. Four combination arms across multiple tumor types were added to evaluate CDX-3379 with several drugs that target EGFR, HER2 or BRAF. They include combinations with Erbitux® (n=16), Tarceva® (n=8), Zelboraf® (n=9) and Herceptin® (n=10). Patients had advanced disease and were generally heavily pretreated. Across the combination arms, the most frequent adverse events were diarrhea, nausea, rash and fatigue. Objective responses were observed in the Erbitux and Zelboraf combination arms. In the Erbitux arm, there was one durable complete response in a patient with head and neck cancer, who had been previously treated with Erbitux and was refractory. In the Zelboraf arm, there were two partial responses in patients who had lung cancer, one of whom had been previously treated with Tafinlar® and was considered refractory, as well as a single timepoint partial response in a patient with thyroid cancer. Initial data were presented at the American Society of Clinical Oncology Annual Meeting in June 2016.

        We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The primary objective of the study is objective response rate. Second objectives include assessments of clinical benefit response (CBR), DOR, PFS and OS, and safety and pharmacokinetics associated with the combination.

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

        In July 2016, we announced that enrollment had opened in a Phase 1/2 study of CDX-014 to patients with both clear cell and papillary RCC. In January 2018, we amended the protocol, converting the study to Phase 1, expanding enrollment to include patients with ovarian clear cell carcinoma and enabling the evaluation of alternate dosing regimens. Enrollment is ongoing. The study includes a dose-escalation portion across three separate cohorts to determine the MTD followed by expansion cohorts of up to 15 patients each to assess the preliminary anti-tumor activity of CDX-014, as measured by objective response rate. Secondary objectives include safety and tolerability, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity.

CDX-1140

        CDX-1140 is a fully human antibody targeted to CD40, a key activator of immune response which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. Potent CD40 agonist antibodies have shown encouraging results in early clinical studies; however, systemic toxicity associated with broad CD40 activation has limited their dosing. CDX-1140 has unique properties relative to other CD40 agonist antibodies: potent agonist activity is independent of Fc receptor interaction, contributing to more consistent, controlled immune activation; CD40L binding is not blocked, leading to potential synergistic effects of agonist activity near activated T cells in lymph nodes and tumors; and the antibody does not promote cytokine production in whole blood assays. CDX-1140 has shown direct anti-tumor activity in preclinical models of lymphoma. Preclinical studies of CDX-1140 clearly demonstrate strong immune activation effects and low systemic toxicity and support the design of the Phase 1 study to rapidly identify the dose for characterizing single-agent and combination activity.

        We initiated a Phase 1 study of CDX-1140 in November 2017. This study, which is expected to enroll up to approximately 105 patients with recurrent, locally advanced or metastatic solid tumors, is designed to determine the MTD during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments.

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

        CDX-301's potential activity is being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-301 in combination with CDX-1401 is being conducted in malignant melanoma by the Cancer Immunotherapy Trials Network (CITN) under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine the activity of CDX-1401 with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Secondary outcome measures include analysis and characterization of peripheral blood mononuclear cells (dendritic cells, T cells, natural killer cells, etc.), additional immune monitoring, safety and clinical outcomes (survival and time to tumor recurrence). Enrollment is complete, and initial results were presented at the 2016 American Society of Clinical Oncology (ASCO) Annual Meeting. The data confirmed that CDX-1401 is capable of driving NY-ESO-1 immunity and further demonstrated the potential of CDX-301 as a combination agent for enhancing tumor specific immune responses. The NCI and CITN are planning to enroll additional cohorts to investigate alternative regimens of CDX-301.

        CDX-301 is also being studied in a combination cohort with glembatumumab vedotin in a Phase 2 study in metastatic melanoma (opened to enrollment in January 2018) and is being studied in ongoing and planned investigator-sponsored and collaborative studies.

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

        We completed a Phase 1 study of CDX-1401 which assessed the safety, immunogenicity and clinical activity of escalating doses of CDX-1401 with TLR agonists (resiquimod and/or poly-ICLC) in 45 patients with advanced malignancies refractory to all available therapies. Results were published in Science Translational Medicine in April 2014.

        CDX-1401's potential activity is being explored in investigator sponsored and collaborative studies. A Phase 2 study of CDX-1401 in combination with CDX-301 is being conducted in malignant melanoma by the CITN under a CRADA with the Cancer Therapy Evaluation Program of the NCI. This study was designed to determine the activity of CDX-1401 with or without CDX-301 in melanoma. The primary outcome measure of the study is immune response to NY-ESO-1. Enrollment is complete, and initial results were presented at the 2016 ASCO Annual Meeting. The data confirmed that CDX-1401 is capable of driving NY-ESO-1 immunity and further demonstrated the potential of CDX-301 as a combination agent for enhancing tumor specific immune responses. The NCI and CITN are planning to enroll additional cohorts to investigate alternative regimens of CDX-301.

        In September 2017, a randomized, open-label Phase 1/2 study of CDX-1401 in combination with atezolizumab and SGI-110 opened to enrollment in recurrent ovarian, fallopian tube, or primary peritoneal cancer. This study is being conducted under a CRADA with the NCI Division of Cancer Treatment and Diagnosis and is designed to determine the activity of atezolizumab alone, atezolizumab plus SGI-110 and atezolizumab plus SGI-110 plus CDX-1401. The primary outcome of the Phase 1 dose-escalation study is safety and only evaluates atezolizumab alone and in combination with SGI-110. The Phase 2 portion of the study is expected to add CDX-1401. The primary outcome of the Phase 2 portion of the study is a comparison of PFS between the three cohorts.

        Other studies are ongoing and planned through investigator-sponsored and collaborative agreements.

Anti-KIT Program: CDX-0158 and CDX-0159

        KIT activation is implicated in many disease processes including some cancers, neurofibromatosis, mast cell-related diseases and autoimmune diseases. We conducted a Phase 1 dose-escalation study of CDX-0158, a humanized monoclonal antibody that is a potent inhibitor of wildtype KIT, in 28 patients with advanced refractory GIST and other KIT positive tumors with doses up to 15 mg/kg. No evidence of myelosuppression, an effect commonly associated with KIT inhibition, was observed in this study. Approximately two-thirds of the patients on study had infusion reactions that were manageable with pre-medication and longer infusion times. The biomarker data showed evidence of dose-related KIT engagement, and two patients experienced partial metabolic responses on fluorodeoxyglucose (FDG)-PET scan; however, these PET responses were not associated with tumor shrinkage.

        Given the infusion reactions, modifications have been introduced into the Fc portion of the CDX-0158 antibody to prevent these interactions, which should eliminate the potential for Fc receptor mediated agonist activity. This second-generation version, called CDX-0159, also includes modifications to increase the half-life of the antibody, giving it an additional advantage over CDX-0158. CDX-0159 is being fully developed in-house with the intention of replacing CDX-0158 in clinical development. We expect manufacturing and IND-enabling efforts for CDX-0159 will be completed in 2018.

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

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

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

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is recorded to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. We performed an annual impairment test of the goodwill asset as of July 1, 2017 and concluded that the goodwill asset was not impaired.

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

        We have entered into and in the future may enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic drug candidates. The terms of the agreements may include nonrefundable signing and licensing fees; funding for research, development and manufacturing; milestone payments; and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. In accounting for these transactions, we allocate revenue to the various elements based on their relative fair value. The fair value of a revenue generating element can be based on current selling prices offered by us or another party for current products or our best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

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

        Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize our licensed technologies and is recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement.

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

        IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are capitalized on our balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. Discounted cash flow models are typically used in these tests, and the models require the use of significant estimates and assumptions including but not limited to:

  •
  timing and costs to complete the in-process projects;

  •
  timing and probability of success of clinical events or regulatory approvals;

  •
  estimated future cash flows from product sales resulting from completed products and in-process projects; and

  •
  discount rates

        Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. During the third quarter of 2017, we recorded a partial impairment charge of $13.0 million related to changes in projected development and regulatory timelines regarding the anti-KIT program. The remaining IPR&D assets were assessed for impairment during 2017 and were determined not to be impaired.

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

        Clinical trial expenses include expenses associated with clinical research organization, or CRO, services. Contract manufacturing expenses include expenses associated with contract manufacturing organization, or CMO, services. The invoicing from CROs and CMOs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO and CMO activities based on our estimate of costs incurred. We maintain regular communication with our CROs and CMOs to assess the reasonableness of our estimates. Differences between actual expenses and estimated expenses recorded have not been material and are adjusted for in the period in which they become known.

Stock-Based Compensation Expense

        We record stock-based compensation expense for all stock-based awards made to employees and directors based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjust, if necessary, to reflect actual forfeitures. Our estimates of employee stock option values rely on estimates of future uncertain events. Significant assumptions include the use of historical volatility to estimate the expected stock price volatility. We also estimate expected term based on historical exercise patterns. Actual volatility and lives of options may be significantly different from our estimates. Compensation expense for all stock-based awards to employees and directors is recognized using the straight-line method over the term of vesting or performance.

        We record stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options which is re-measured over the vesting term resulting in periodic adjustments to stock-based compensation expense.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 compared with Year Ended December 31, 2016

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$3,153	$2,174	$979	45%
Contracts and Grants	9,590	4,612	4,978	108%

Total Revenue	$12,743	$6,786	$5,957	88%

Operating Expenses:
Research and Development	96,171	102,726	(6,555)	(6)%
General and Administrative	25,003	35,979	(10,976)	(31)%
In-Process Research and Development Impairment	13,000	—	13,000	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	(800)	—	800	n/a
Amortization of Acquired Intangible Assets	896	997	(101)	(10)%

Total Operating Expense	134,270	139,702	(5,432)	(4)%

Operating Loss	(121,527)	(132,916)	(11,389)	(9)%
Investment and Other Income, Net	4,214	4,386	(172)	(4)%

Net Loss Before Income Tax Benefit	(117,313)	(128,530)	(11,217)	(9)%
Income Tax Benefit	24,282	—	24,282	n/a

Net Loss	$(93,031)	$(128,530)	$(35,499)	(28)%

Net Loss

        The $35.5 million decrease in net loss for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily the result of a decrease in research and development expenses and general and administrative expenses and increases in contract revenues. The non-cash income tax benefit impacting net loss was partially offset by the non-cash in-process research and development impairment charge.

Revenue

        The $1.0 million increase in product development and licensing agreements revenue for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to an increase in reimbursable clinical trial expenses related to our BMS agreement. The $5.0 million increase in contracts and grants revenue for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily related to our International AIDS Vaccine Initiative and Frontier Biotechnologies, Inc. agreements executed in 2017.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,		Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Personnel	$36,470	$36,070	$400	1%
Laboratory Supplies	4,514	3,697	817	22%
Facility	8,617	6,314	2,303	36%
License Fees	677	1,614	(937)	(58)%
Product Development	36,711	46,852	(10,141)	(22)%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.4 million increase in personnel expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to an increase in salaries expense and headcount related to the Kolltan acquisition partially offset by lower stock-based compensation expenses. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.8 million increase in laboratory supply expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $2.3 million increase in facility expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to the addition of our New Haven, CT facility that we acquired with the Kolltan acquisition and higher depreciation expense of $1.3 million. In March 2017, we terminated our lease in Branford, CT and consolidated our Connecticut operations in our New Haven facility. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis

        License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.9 million decrease in license fee expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $10.1 million decrease in product development expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to lower contract manufacturing and clinical trial costs of $9.9 and $7.6 million, respectively, related to varlilumab and Rintega. These decreases were partially offset by increases in (i) glembatumumab vedotin contract manufacturing expenses of $2.7 million and (ii) glembatumumab vedotin, anti-KIT and CDX-3379 clinical trial costs of $3.6 million. The amount of product development expenses incurred over the next twelve months will be impacted by our clinical data results from our METRIC clinical study and their impact on our pace of commercial manufacturing.

General and Administrative Expense

        The $11.0 million decrease in general and administrative expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to lower commercial planning costs of $4.5 million, lower stock-based compensation of $1.9 million and lower severance expense related to the Kolltan acquisition of $2.6 million. The amount of general and administrative expenses incurred over the next twelve months will be impacted by our clinical data results from our METRIC clinical study and their impact on the rate of expansion of our commercial operations.

In-Process Research and Development Impairment

        We recorded a non-cash impairment charge of $13.0 million on the anti-KIT program IPR&D assets acquired from Kolltan during the year ended December 31, 2017. This impairment charge was related to changes in projected development and regulatory timelines regarding the anti-KIT program.

Gain on Fair Value Remeasurement of Contingent Consideration

        The $0.8 million gain on fair value remeasurement of contingent consideration for the year ended December 31, 2017 was due to a reduction in fair value attributed to milestones related to our anti-KIT and TAM programs, partially offset by losses related to changes in discount rates, passage of time and probabilities affecting remaining milestones. See Note 4 to the financial statements included herein for a discussion of the contingent consideration that may be payable related to the Kolltan acquisition.

Amortization Expense

        Amortization expense for the year ended December 31, 2017 was relatively consistent with the year ended December 31, 2016. We expect amortization expense of acquired intangible assets to remain consistent over the next twelve months.

Investment and Other Income, Net

        The $0.2 million decrease in investment and other income, net for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to lower levels of cash and investment balances, partially offset by higher interest rates on fixed income investments. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

Income Tax Benefit

        We recorded a non-cash income tax benefit of $19.1 million related to decreases in net deferred tax liabilities resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). In addition, we recorded a non-cash income tax benefit of $5.2 million related to the partial impairment of the anti-KIT program IPR&D assets.

Year Ended December 31, 2016 compared with Year Ended December 31, 2015

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$2,174	$1,442	$732	51%
Contracts and Grants	4,612	4,038	574	14%

Total Revenue	$6,786	$5,480	$1,306	24%

Operating Expenses:
Research and Development	102,726	100,171	2,555	3%
General and Administrative	35,979	33,837	2,142	6%
In-Process Research and Development Impairment	—	—	—	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	—	—	—	n/a
Amortization of Acquired Intangible Assets	997	1,013	(16)	(2)%

Total Operating Expense	139,702	135,021	4,681	3%

Operating Loss	(132,916)	(129,541)	3,375	3%
Investment and Other Income, Net	4,386	2,344	2,042	87%

Net Loss Before Income Tax Benefit	(128,530)	(127,197)	1,333	1%
Income Tax Benefit	—	—	—	n/a

Net Loss	$(128,530)	$(127,197)	$1,333	1%

Net Loss

        The $1.3 million increase in net loss for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily the result of an increase in research and development expenses and general and administrative expenses, offset by an increase in investment and other income and revenue.

Revenue

        The $0.7 million increase in product development and licensing agreements revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily related to our BMS agreement. The $0.6 million increase in contracts and grants revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily related to an increase in grant revenue of $1.2 million, partially offset by a decrease of $0.7 million in revenue from our Rockefeller University agreement pursuant to which we perform research and development services for Rockefeller.

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

        The $6.3 million increase in personnel expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to Kolltan-related severance expense and higher stock-based compensation of $0.7 million and $1.6 million, respectively, and increased headcount.

        The $0.7 million decrease in laboratory supply expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to lower manufacturing supply purchases.

        The $0.6 million increase in facility expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to an increase in rent.

        The $0.7 million increase in license fee expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates.

        The $5.9 million decrease in product development expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to a $19.9 million decrease in Rintega program costs. That decrease was partially offset by increases in glembatumumab vedotin and varlilumab program costs of $4.6 million and $9.6 million, respectively.

General and Administrative Expense

        The $2.1 million increase in general and administrative expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to Kolltan-related severance expense, restructuring expense related to our decision to not occupy our Needham, MA expansion space and higher stock-based compensation of $2.4 million, $1.2 million and $0.9 million, respectively. Those increases were partially offset by lower commercial planning costs of $2.8 million.

Amortization Expense

        Amortization expense for the year ended December 31, 2016 was consistent compared to the year ended December 31, 2015.

Investment and Other Income, Net

        The $2.0 million increase in investment and other income, net for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to higher other income of $1.8 million related to our sale of New Jersey tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist primarily of investments in money market mutual funds with commercial banks and financial institutions. We maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. We invest our excess cash balances in marketable securities, including municipal bond securities, U.S. government agency securities and high-grade corporate bonds that meet high credit quality standards, as specified in our investment policy. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity.

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

        At December 31, 2017, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $139.4 million. We have had recurring losses and incurred a loss of $93.0 million for the year ended December 31, 2017. Net cash used in operations for the year ended December 31, 2017 was $99.9 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2017 combined with the (i) $6.1 million in net proceeds from sales of our common stock under the Cantor agreement from January 1, 2018 through February 28, 2018 and (ii) anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2019. This could be impacted by our clinical data results from our METRIC clinical study and their impact on our pace of commercial manufacturing and the rate of expansion of our commercial operations. This could also be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

        Net cash used in operating activities was $99.9 million for the year ended December 31, 2017 compared to $113.0 million for the year ended December 31, 2016. The decrease in net cash used in operating activities was primarily due to an increase in revenue and decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

        Net cash provided by investing activities was $46.5 million for the year ended December 31, 2017 compared to net cash provided by investing activities of $68.9 million for the year ended December 31, 2016. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the year ended December 31, 2017 of $48.3 million as compared to net sales and maturities of marketable securities of $68.9 million for the year ended December 31, 2016. We expect that cash provided by investing activities will decrease over the next twelve months as we decrease cash used in operations which is funded mainly through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

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

Financing Activities

        Net cash provided by financing activities was $51.3 million for the year ended December 31, 2017 compared to $14.5 million for the year ended December 31, 2016. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $51.3 million during the year ended December 31, 2017 compared to $14.5 million for the year ended December 31, 2016.

        Net cash provided by financing activities was $14.5 million for the year ended December 31, 2016 compared to $193.2 million for the year ended December 31, 2015. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $14.5 million during the year ended December 31, 2016 compared to $193.2 million for the year ended December 31, 2015.

Equity Offerings

        In December 2013, we filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement. In December 2016, we filed a new shelf registration statement with the

Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a maximum aggregate offering price of $250.0 million. Such registration statement was declared effective on February 13, 2017.

        In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. ("Cantor") to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the years ended December 31, 2017 and 2016, we issued 17,722,863 and 3,303,800 shares of common stock, respectively, under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $51.0 million and $13.9 million, respectively, after deducting commission and offering expenses. At December 31, 2017, we had $67.6 million remaining in aggregate gross offering price available under the Cantor agreement. From January 1, 2018 through February 28, 2018, we issued 2,401,847 shares of our common stock resulting in net proceeds of $6.1 million.

        During the year ended December 31, 2015, we issued 8,337,500 shares of our common stock in underwritten public offerings resulting in net proceeds to us of $188.8 million after deducting underwriting fees and offering expenses.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2017 such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.2 million of license and milestone payments in 2018.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2017 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2018	2019 - 2020	2021 - 2022	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$11,561	$4,591	$6,970	$—	$—
Other contractual obligations(2)(3)	11,330	11,330	—	—	—

Total contractual obligations	$22,891	$15,921	$6,970	$—	$—

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

OFF-BALANCE SHEET ARRANGEMENTS

        None.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds. These investments are evaluated quarterly to determine the fair value of the portfolio. From time to time, we invest our excess cash balances in marketable securities, including municipal bond securities, U.S. government agency securities, and high-grade corporate bonds that meet high credit quality standards, as specified in our investment policy. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from changes in interest rates is not material.

        We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2017 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 7, 2018

We have served as the Company's auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$40,288	$42,461
Marketable Securities	99,139	147,315
Accounts and Other Receivables	1,880	1,784
Prepaid and Other Current Assets	3,449	4,009

Total Current Assets	144,756	195,569

Property and Equipment, Net	10,372	13,192
Intangible Assets, Net	67,591	81,487
Other Assets	1,929	2,134
Goodwill	90,976	90,976

Total Assets	$315,624	$383,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,715	$1,740
Accrued Expenses	19,455	28,657
Current Portion of Long-Term Liabilities	6,566	4,826

Total Current Liabilities	27,736	35,223

Other Long-Term Liabilities	51,519	82,704

Total Liabilities	79,255	117,927

Commitments and Contingent Liabilities (Notes 13 and 15)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2017 and 2016	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 138,520,404 and 120,516,654 Shares Issued and Outstanding at December 31, 2017 and 2016, Respectively	139	121
Additional Paid-In Capital	1,046,183	982,255
Accumulated Other Comprehensive Income	2,564	2,541
Accumulated Deficit	(812,517)	(719,486)

Total Stockholders' Equity	236,369	265,431

Total Liabilities and Stockholders' Equity	$315,624	$383,358

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Consolidated Year Ended December 31, 2017	Consolidated Year Ended December 31, 2016	Year Ended December 31, 2015
REVENUES:
Product Development and Licensing Agreements	$3,153	$2,174	$1,442
Contracts and Grants	9,590	4,612	4,038

Total Revenues	12,743	6,786	5,480

OPERATING EXPENSES:
Research and Development	96,171	102,726	100,171
General and Administrative	25,003	35,979	33,837
In-Process Research and Development Impairment	13,000	—	—
Gain on Fair Value Remeasurement of Contingent Consideration	(800)	—	—
Amortization of Acquired Intangible Assets	896	997	1,013

Total Operating Expenses	134,270	139,702	135,021

Operating Loss	(121,527)	(132,916)	(129,541)
Investment and Other Income, Net	4,214	4,386	2,344

Net Loss Before Income Tax Benefit	$(117,313)	$(128,530)	$(127,197)
Income Tax Benefit	24,282	—	—

Net Loss	$(93,031)	$(128,530)	$(127,197)

Basic and Diluted Net Loss Per Common Share	$(0.72)	$(1.27)	$(1.31)

Shares Used in Calculating Basic and Diluted Net Loss per Share	128,543	101,529	97,051

COMPREHENSIVE LOSS:
Net Loss	$(93,031)	$(128,530)	$(127,197)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	—	—	15
Unrealized Gain (Loss) on Marketable Securities	23	234	(298)

Comprehensive Loss	$(93,008)	$(128,296)	$(127,480)

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Consolidated Balance at December 31, 2014	89,592,779	$90	$672,739	$2,590	$(463,759)	$211,660
Shares Issued under Stock Option and Employee Stock Purchase Plans	755,316	1	4,310	—	—	4,311
Shares Issued in Underwritten Offering	8,337,500	8	188,832	—	—	188,840
Share-Based Compensation	—	—	12,774	—	—	12,774
Foreign Currency Translation Adjustments	—	—	—	15	—	15
Unrealized Losses on Marketable Securities	—	—	—	(298)	—	(298)
Net Loss	—	—	—	—	(127,197)	(127,197)

Balance at December 31, 2015	98,685,595	99	878,655	2,307	(590,956)	290,105
Shares Issued under Stock Option and Employee Stock Purchase Plans	158,152	1	534	—	—	535
Shares Issued in Connection with Cantor Agreement	3,303,800	3	13,943	—	—	13,946
Shares Issued in Connection with the Kolltan Acquisition	18,257,996	18	73,379	—	—	73,397
Shares Issued in Connection with Kolltan Severance	111,111	—	427	—	—	427
Share-Based Compensation	—	—	15,317	—	—	15,317
Unrealized Gains on Marketable Securities	—	—	—	234	—	234
Net Loss	—	—	—	—	(128,530)	(128,530)

Consolidated Balance at December 31, 2016	120,516,654	121	982,255	2,541	(719,486)	265,431
Shares Issued under Stock Option and Employee Stock Purchase Plans	173,712	—	265	—	—	265
Shares Issued in Connection with Cantor Agreement	17,722,863	18	51,007	—	—	51,025
Shares Issued in Connection with Kolltan Severance	107,175	—	344	—	—	344
Share-Based Compensation	—	—	12,312	—	—	12,312
Unrealized Gains on Marketable Securities	—	—	—	23	—	23
Net Loss	—	—	—	—	(93,031)	(93,031)

Consolidated Balance at December 31, 2017	138,520,404	$139	$1,046,183	$2,564	$(812,517)	$236,369

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Consolidated Year Ended December 31, 2017	Consolidated Year Ended December 31, 2016	Year Ended December 31, 2015
Cash Flows From Operating Activities:
Net Loss	$(93,031)	$(128,530)	$(127,197)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	4,414	3,095	2,998
Amortization of Intangible Assets	896	997	1,013
Amortization and Premium of Marketable Securities, Net	(290)	926	350
Loss on Sale or Disposal of Assets	55	81	—
In-Process Research and Development Impairment	13,000	—	—
Gain on Fair Value Remeasurement of Contingent Consideration	(800)	—	—
Non-Cash Income Tax Benefit	(24,282)	—	—
Stock-Based Compensation Expense	12,312	15,317	12,774
Non-Cash Expense	—	1,638	288
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(96)	(814)	(543)
Prepaid and Other Current Assets	793	1,320	(653)
Other Assets	205	(89)	6
Accounts Payable and Accrued Expenses	(8,744)	(4,970)	4,875
Other Liabilities	(4,363)	(2,007)	7,202

Net Cash Used in Operating Activities	(99,931)	(113,036)	(98,887)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	219,236	242,792	161,090
Purchases of Marketable Securities	(170,980)	(173,925)	(206,405)
Investment in Other	—	(1,801)	—
Cash Acquired in Kolltan Acquisition, Net	—	4,592	—
Acquisition of Property and Equipment	(1,788)	(2,751)	(4,876)

Net Cash Provided by (Used in) Investing Activities	46,468	68,907	(50,191)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	51,025	13,946	188,840
Proceeds from Issuance of Stock from Employee Benefit Plans	265	536	4,311

Net Cash Provided by Financing Activities	51,290	14,482	193,151

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	15

Net (Decrease) Increase in Cash and Cash Equivalents	(2,173)	(29,647)	44,088
Cash and Cash Equivalents at Beginning of Period	42,461	72,108	28,020

Cash and Cash Equivalents at End of Period	$40,288	$42,461	$72,108

Non-cash Investing Activities
Accrued construction in progress	$20	$159	$75
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$344	$426	$—
Shares issued in connection with Kolltan Acquisition	$—	$73,397	$—

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Nature of Business and Overview

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies and other cancer-targeting biologics. The Company currently has seven drug candidates in clinical development, including glembatumumab vedotin (also referred to as CDX-011), varlilumab (also referred to as CDX-1127), CDX-3379, CDX-014, CDX-1140, CDX-301 and CDX-1401.

        At December 31, 2017, the Company had cash, cash equivalents and marketable securities of $139.4 million. The Company has had recurring losses and incurred a loss of $93.0 million for the year ended December 31, 2017. Net cash used in operations for the year ended December 31, 2017 was $99.9 million. The Company believes that the cash, cash equivalents and marketable securities at March 7, 2018 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

        The balance sheets and statements of operations and comprehensive loss, stockholders' equity, and cash flows, are consolidated for the years ended December 31, 2017 and 2016. In February 2016, the Company formed a wholly-owned subsidiary, Celldex Therapeutics Europe GmbH, in Zug, Switzerland, which was liquidated in June 2017. In July 2016, the Company formed a wholly-owned subsidiary, Celldex Australia Pty Ltd, in Brisbane, Australia. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

Marketable Securities

        The Company invests its excess cash balances in marketable securities, including municipal bond securities, U.S. government agency securities, and highly rated corporate bonds. The Company classifies all of its marketable securities as current assets on the balance sheets because they are available-for-sale and available to fund current operations. Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is reclassified from accumulated other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.

Concentration of Credit Risk and of Significant Customers and Suppliers

        Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, marketable securities and accounts receivable. The Company invests its cash, cash equivalents and marketable securities in debt instruments and interest-bearing accounts at major financial institutions in excess of insured limits. The Company mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts.

        Combined revenue from International AIDS Vaccine Initiative, Frontier Biotechnologies, Inc. and BMS represented 73% of total Company revenue for the year ended December 31, 2017. Combined revenue from Rockefeller and BMS represented 71% and 86% of total Company revenue for the years ended December 31, 2016 and 2015, respectively.

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

Property and Equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over five years, and computer equipment is depreciated over three years. Manufacturing equipment is amortized over seven to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the non-cancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and any resulting gain or loss is reflected in the Company's statements of operations and comprehensive loss.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Other Assets

        Other assets include a $1.8 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting as of December 31, 2017 and 2016. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate an impairment in value.

Business Combinations

        The Company records the fair value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets such as in-process research and development (IPR&D), using a variety of methods including present-value models. Each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of IPR&D assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing IPR&D projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete IPR&D projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

        The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the (i) timing and probability of success of clinical events or regulatory approvals; (ii) timing and probability of success of meeting clinical and commercial milestones; and (iii) discount rates. The Company's contingent consideration liabilities arose in connection with its acquisition of Kolltan. On a quarterly basis, the Company revalues these obligations and records increases or decreases in their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in the Company's estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. During the year ended December 31, 2017, we recorded a partial impairment charge of $13.0 million related to changes in projected development and regulatory timelines regarding the anti-KIT program. The remaining IPR&D assets were assessed for impairment during 2017 and were determined not to be impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform a quantitative single-step goodwill impairment test required under U.S. GAAP. As part of its annual impairment test of the goodwill asset as of July 1, 2017, the Company bypassed the optional qualitative assessment and performed a quantitative assessment under the single-step impairment assessment. The Company concluded that goodwill was not impaired.

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

        These collaborative and other agreements may contain milestone payments. Revenues from milestones, if they are considered substantive, are recognized upon successful accomplishment of the milestones. Determining whether a milestone is substantive involves judgment, including an assessment of the Company's involvement in achieving the milestone and whether the amount of the payment is commensurate to the Company's performance. If not considered substantive, milestones are initially deferred and recognized over the period of the remaining performance obligation.

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

        Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company's licensed technologies and is recognized when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

Research and Development Expenses

        Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other preclinical studies, personnel costs, depreciation, license fees and funding of outside contracted research.

        Clinical trial expenses include expenses associated with clinical research organization, or CRO, services. Contract manufacturing expenses include expenses associated with contract manufacturing organization, or CMO, services. The invoicing from CROs and CMOs for services rendered can lag several months. The Company accrues the cost of services rendered in connection with CRO and CMO activities based on our estimate of costs incurred. The Company maintains regular communication with our CROs and CMOs to assess the reasonableness of its estimates. Differences between actual expenses and estimated expenses recorded have not been material and are adjusted for in the period in which they become known.

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

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2017 and 2016, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2017, 2016 and 2015.

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

	Year Ended December 31,
	2017	2016	2015
Stock options	10,856,212	10,218,710	8,110,239
Restricted stock	96,668	50,000	19,500

	10,952,880	10,268,710	8,129,739

Newly-Adopted Accounting Pronouncements

        On January 1, 2017, the Company adopted a new accounting standard which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Upon adoption, the Company's gross deferred tax assets and corresponding valuation allowance each increased by $17.7 million related to tax deductions from the exercise of stock options that previously would have been credited to additional paid-in-capital when realized.

        On January 1, 2017, the Company adopted a new accounting standard which simplifies how an entity tests goodwill for impairment. A goodwill impairment is now calculated under a single-step quantitative test which compares a reporting unit's carrying value to its fair value. A goodwill impairment is the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. Under this standard, the Company continues to have the option to perform a qualitative assessment to determine if the single-step quantitative test is necessary.

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company's consolidated financial statements upon adoption.

        In May 2014, the FASB issued a new accounting standard that updates guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

        The Company will adopt the new revenue standard as of January 1, 2018 using the modified retrospective application method. All material open contracts as of December 31, 2017 were identified by the Company and assessed under the updated revenue recognition guidance. As of December 31, 2017, the Company had finalized its assessment of the impact of this standard and expects to recognize an immaterial decrease to both accumulated deficit and deferred revenue on January 1, 2018. As a result of adopting this standard, the Company has implemented additional processes and controls, and plans to include additional disclosures in future filings to comply with this standard.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In February 2016, the FASB issued a new accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on the Company's consolidated financial statements.

        In August 2016, the FASB issued updated guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. This standard is effective for the company on January 1, 2018. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

(3) Accumulated Other Comprehensive Income

        The changes in accumulated other comprehensive income, which is reported as a component of stockholders' equity, for the year ended December 31, 2017 are summarized below:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2016	$(55)	$2,596	$2,541
Other comprehensive gain	23	—	23

Balance at December 31, 2017	$(32)	$2,596	$2,564

        No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2017, 2016 and 2015.

(4) Fair Value Measurements

        The following tables set forth the Company's financial assets and liabilities subject to fair value measurements:

	As of December 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$24,061	—	$24,061	—
Marketable securities	99,139	—	99,139	—

	$123,200	—	$123,200	—

Liabilities:
Kolltan acquisition contingent consideration	$43,400	—	—	$43,400

	$43,400	—	—	$43,400

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Fair Value Measurements (Continued)

	As of December 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$20,445	—	$20,445	—
Marketable securities	147,315	—	147,315	—

	$167,760	—	$167,760	—

Liabilities:
Kolltan acquisition contingent consideration	$44,200	—	—	$44,200

	$44,200	—	—	$44,200

        The Company's financial assets consist mainly of cash and cash equivalents and marketable securities and are classified as Level 2 within the valuation hierarchy. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

        The following table reflects the activity for the Company's contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2017 (in thousands):

Other Liabilities: Contingent Consideration
Balance at December 31, 2016	$44,200
Fair value adjustments included in operating expenses	(800)

Balance at December 31, 2017	$43,400

        The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016 (Note 17), was primarily an income approach. The Company may be required to pay future consideration of up to $172.5 million that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

        During the year ended December 31, 2017, the Company recorded a $0.8 million gain on fair value remeasurement of contingent consideration, primarily due to a reduction in fair value attributed to the milestones related to the Company's anti-KIT and TAM programs and partially offset by losses related to changes in discount rates, passage of time and probabilities affecting remaining milestones. The Company's anti-KIT program includes CDX-0158 and CDX-0159, a variant of CDX-0158. CDX-0159 is being fully developed in-house with the intention of replacing CDX-0158 in clinical development.

        The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2017 and 2016.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Marketable Securities

        The following is a summary of marketable securities, classified as available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$26,164	$3	$(9)	$26,158
Maturing after one year through three years	—	—	—	—

Total U.S. government and municipal obligations	$26,164	$3	$(9)	$26,158

Corporate debt securities
Maturing in one year or less	$73,007	$1	$(27)	$72,981
Maturing after one year through three years	—	—	—	—

Total corporate debt securities	$73,007	$1	$(27)	$72,981

Total marketable securities	$99,171	$4	$(36)	$99,139

December 31, 2016
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$52,754	$5	$(12)	$52,747
Maturing after one year through three years	296	8	—	304

Total U.S. government and municipal obligations	$53,050	$13	$(12)	$53,051

Corporate debt securities
Maturing in one year or less	$94,320	$—	$(56)	$94,264
Maturing after one year through three years	—	—	—	—

Total corporate debt securities	$94,320	$—	$(56)	$94,264

Total marketable securities	$147,370	$13	$(68)	$147,315

        The Company holds investment grade marketable securities, and none were considered to be other-than-temporarily impaired as of December 31, 2017. Marketable securities include $0.3 million and $0.6 million in accrued interest at December 31, 2017 and December 31, 2016, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment, Net

        Property and Equipment, Net includes the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Laboratory Equipment	$7,770	$6,771
Manufacturing Equipment	4,354	4,312
Office Furniture and Equipment	3,764	3,677
Leasehold Improvements	17,164	17,115
Construction in Progress	932	1,283

Total Property and Equipment	33,984	33,158
Less: Accumulated Depreciation and Amortization	(23,612)	(19,966)

Property and Equipment, Net	$10,372	$13,192

        Depreciation and amortization expense related to property and equipment was $4.4 million, $3.1 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(7) Intangible Assets and Goodwill

Intangible Assets, Net

        The table below presents information for the Company's finite-lived intangible assets that are subject to amortization and indefinite-lived intangible assets:

		December 31, 2017			December 31, 2016
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Finite-lived Intangible Assets:
License Rights	16 years	$14,500	$(7,399)	$7,101	$14,500	$(6,503)	$7,997

Indefinite-lived Intangible Assets:
IPR&D	Indefinite	60,490	—	60,490	73,490	—	73,490

Total Intangible Assets, Net		$74,990	$(7,399)	$67,591	$87,990	$(6,503)	$81,487

        Indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") related to the development of glembatumumab vedotin, CDX-3379, the anti-KIT program and the TAM program. As of December 31, 2017, no IPR&D asset had reached technological feasibility nor did any have alternative future uses.

        The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. During the year ended December 31, 2017, the Company recorded a non-cash partial impairment charge of $13.0 million on the anti-KIT program IPR&D assets acquired from Kolltan. The Company determined that changes in projected development and regulatory timelines related to the anti-KIT program taken together constituted a triggering event that required the Company to evaluate the intangible asset for

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Intangible Assets and Goodwill (Continued)

impairment. As part of this evaluation, the present value of probability adjusted estimated net future cash flows was used to determine the fair value of the program and compared to the carrying value of the program. As a result of this impairment assessment, the Company concluded that a non-cash partial impairment charge of $13.0 million on the anti-KIT program IPR&D asset be recorded for the year ended December 31, 2017 for the amount the fair value of the anti-KIT program exceeded its carrying amount.

        Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

        Amortization expense for intangible assets was $0.9 million for the year ended December 31, 2017 and $1.0 million for both the years ended December 31, 2016 and 2015. The future amortization expense of intangible assets is estimated to be $0.9 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022.

Goodwill

        There have been no changes to the carrying amount of goodwill during the year ended December 31, 2017. The Company performs an annual impairment test of goodwill as of July 1 each year. The Company tested goodwill for impairment as of July 1, 2017 and concluded that goodwill was not impaired.

(8) Accrued Expenses

        Accrued expenses include the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Accrued Payroll and Employee Benefits	$6,348	$7,132
Accrued Research and Development Contract Costs	11,399	17,742
Accrued Professional Fees	1,408	1,146
Other Accrued Expenses	300	2,637

	$19,455	$28,657

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Other Long-Term Liabilities

        Other long-term liabilities include the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 14)	$3,772	$28,054
Deferred Income From Sale of Tax Benefits	6,756	9,436
Other	1,344	2,091
Contingent Milestones (Note 4)	43,400	44,200
Deferred Revenue	2,813	3,749

Total	58,085	87,530
Less Current Portion	(6,566)	(4,826)

Long-Term Portion	$51,519	$82,704

        In November 2015, December 2014, January 2014 and January 2013, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million and $0.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $2.7 million, $2.8 million and $1.0 million to other income related to the sale of these tax benefits, respectively.

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

        In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. ("Cantor") to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the years ended December 31, 2017 and 2016, the Company issued 17,722,863 and 3,303,800 shares of its common stock, respectively, under this controlled equity offering sales agreement with Cantor resulting in net proceeds to the Company of $51.0 million and $13.9 million, respectively, after deducting commission and offering expenses. At December 31, 2017, the Company had $67.6 million remaining in aggregate gross offering price available under the Cantor agreement. From January 1, 2018 through February 28, 2018, the Company issued 2,401,847 shares of its common stock resulting in net proceeds to the Company of $6.1 million.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(10) Stockholders' Equity (Continued)

        During the year ended December 31, 2015, the Company issued 8,337,500 shares of its common stock in underwritten public offerings resulting in net proceeds to the Company of $188.8 million after deducting underwriting fees and offering expenses.

Convertible Preferred Stock

        At December 31, 2017, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock"). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2017 or 2016.

(11) Stock-Based Compensation

        The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan"), the 2008 Stock Option and Incentive Plan (the "2008 Plan") and Celldex Research's 2005 Equity Incentive Plan (the "Celldex Research 2005 Plan"). There are no shares available for future grant under the Celldex Research 2005 Plan.

Employee Stock Purchase Plan

        At December 31, 2017, a total of 400,000 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2017, 2016 and 2015, the Company issued 80,379, 59,335 and 15,755 shares under the 2004 ESPP Plan, respectively. At December 31, 2017, 197,857 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2017, the 2008 Plan allowed for a maximum of 20,000,000 shares of common stock to be issued for grants of new awards until June 9, 2025 and grants of incentive stock options until April 16, 2025. The Company's board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2008 Plan.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation (Continued)

        A summary of stock option activity for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2016	10,218,710	$11.14	6.5
Granted	2,427,200	$2.37
Exercised	—	$—
Canceled	(1,789,698)	$9.76

Options Outstanding at December 31, 2017	10,856,212	$9.40	6.1

Options Vested and Expected to Vest at December 31, 2017	10,780,023	$9.43	6.1
Options Exercisable at December 31, 2017	6,846,254	$11.18	4.5
Shares Available for Grant Under the 2008 Plan	8,324,310

        The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.0 million, $0.1 million and $14.4 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $1.58, $3.18 and $15.25, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $13.4 million, $17.0 million and $10.0 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2017 was $1.1 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2017 was $1.1 million. As of December 31, 2017, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $15.0 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.7 years.

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2016	50,000	$4.72
Granted	70,000	$2.32
Vested	(16,665)	$4.72
Canceled	(6,667)	$4.72

Outstanding and unvested at December 31, 2017	96,668	$2.98

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation (Continued)

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was recorded as follows:

	2017	2016	2015
	(In thousands)
Research and development	$6,693	$7,821	$6,186
General and administrative	5,619	7,496	6,588

Total stock-based compensation expense	$12,312	$15,317	$12,774

        The fair values of employee and director stock options granted during the years ended December 31, 2017, 2016 and 2015 were valued using the Black-Scholes option pricing model with the following assumptions:

	2017	2016	2015
Expected stock price volatility	75 - 77%	70 - 77%	67 - 69%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	2.0 - 2.3%	1.4 - 2.3%	1.8 - 2.2%
Expected dividend yield	None	None	None

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

(12) Revenue

Rockefeller University (Rockefeller)

        In 2013, the Company entered into an agreement, as amended, with Rockefeller pursuant to which the Company performs research and development services for Rockefeller. The Company bills Rockefeller quarterly for actual time and direct costs incurred and records those amounts to revenue in the quarter the services are performed. The Company recorded $2.2 million, $2.7 million and $3.4 million in revenue related to the Rockefeller agreement during the years ended December 31, 2017, 2016 and 2015, respectively.

Bristol-Myers Squibb Company (BMS)

        In 2014, the Company entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS' PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to the Company of $5.0 million and BMS and the Company amended the terms of the Company's existing license agreement with Medarex, which was acquired by BMS, related to the Company's CD27 program whereby certain future milestone payments were waived and future royalty

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Revenue (Continued)

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

        The Company has determined that its performance obligations under the BMS agreement, which primarily include performing research and development, supplying varlilumab and participating in the joint development committee, should be accounted for as a single unit of accounting and estimated that its performance period under the BMS agreement would be five years. Accordingly, the $5.0 million up-front payment was initially recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated five year performance period using the Contingency Adjusted Performance Model ("CAPM"). The BMS agreement also provides for BMS to reimburse the Company for 50% of the external costs incurred by the Company in connection with the clinical trial. These BMS payments are being recognized as revenue using the CAPM. The Company recorded $2.8 million, $2.1 million and $1.3 million in revenue related to the BMS agreement during the years ended December 31, 2017, 2016 and 2015, respectively.

International AIDS Vaccine Initiative (IAVI)

        In 2017, the Company entered into an agreement with IAVI pursuant to which the Company performs research and development and manufacturing services for IAVI outlined under subsequently negotiated task orders. Revenue is recognized as services are performed under the negotiated task orders. The Company recorded $4.9 million in revenue related to the IAVI agreement during the year ended December 31, 2017.

Frontier Biotechnologies, Inc. (Frontier)

        In 2017, the Company entered into an agreement with Frontier pursuant to which the Company performs research and development and manufacturing services for Frontier outlined under subsequently negotiated task orders. Revenue is recognized as services are performed under the negotiated task orders. The Company recorded $1.7 million in revenue related to the Frontier agreement during the year ended December 31, 2017.

(13) Collaboration Agreements

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.7 million, $1.6 million and $0.9 million was recorded to research and development expense for the years ended December 31, 2017, 2016 and 2015, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(13) Collaboration Agreements (Continued)

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

        Under a license agreement with Medarex, as amended, the Company acquired access to the UltiMab technology to develop and commercialize human antibodies to CD27, including varlilumab. The Company may be required to pay Medarex royalty payments in the low-to-mid single digits on any net product sales with respect to the development and commercialization of varlilumab until the later of (i) the expiration of the last to expire applicable patent and (ii) the tenth anniversary of the first commercial sale of such licensed product.

Rockefeller University (Rockefeller)

        Under a license agreement with Rockefeller, the Company acquired the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. The Company may be required to pay Rockefeller milestones of up to $3.8 million upon obtaining first approval for commercial sale in a first indication of a product targeting the licensed receptor and royalty payments in the low-to-mid single digits on any net product sales with respect to development and commercialization of the human DEC-205 receptor.

University of Southampton, UK (Southampton)

        Under a license agreement with Southampton, the Company acquired the rights to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. The Company may be required to pay Southampton milestones of up to approximately $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of varlilumab.

Amgen Inc. (Amgen)

        Under a license agreement with Amgen, the Company acquired the exclusive rights to CDX-301 and CD40 ligand, or CD40L. CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. The Company may be required to pay Amgen milestones of up to $0.9 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of the technology licensed from Amgen, including CDX-301.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(13) Collaboration Agreements (Continued)

Seattle Genetics, Inc. (Seattle Genetics)

        Under a license agreement with Seattle Genetics, the Company acquired the rights to proprietary ADC technology, with the right to sublicense, for use with the Company's proprietary antibodies for the potential treatment of cancer. The Company may be required to pay Seattle Genetics milestones of up to $5.0 million and $8.5 million for glembatumumab vedotin and CDX-014, respectively, upon obtaining first approval for commercial sale in a first indication and royalty payments in the mid-single digits on any net product sales with respect to development and commercialization of these drug candidates.

Yale University (Yale)

        Under a license agreement with Yale, the Company may be required to make a one-time payment to Yale of $3.0 million with respect to each therapeutic or prophylactic RTK royalty-bearing product, including CDX-3379, that achieves a specified commercial milestone. In addition, the Company may be required to pay a low single-digit royalty on annual worldwide net sales of each RTK royalty-bearing product, including CDX-3379.

MedImmune, LLC (MedImmune)

        Under an agreement with MedImmune, the Company has an exclusive license, with the right to sublicense, to specified patent rights and know-how that are controlled by MedImmune and relate to the research, development, manufacture and commercialization of CDX-3379. The Company may be required to pay Medimmune up to $45.0 million upon obtaining specified regulatory and development milestones in the first indication of CDX-3379. In addition, the Company may be required to pay MedImmune one-time milestone payments of up to $125.0 million if specified annual net sale thresholds are met related to the first indication of CDX-3379. The Company may also be required to pay MedImmune a tiered royalty on annual net sales of CDX-3379 at rates ranging from high single-digit to low teens percentages. The Company may also be required to pay specified royalties on annual net sales of CDX-3379 at a rate in the low single digits to certain other third parties from whom MedImmune licensed certain intellectual property.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) Income Taxes

        The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income Tax Benefit (Provision):
Federal	$57,547	$45,518	$46,598
State	(2,479)	7,268	10,642
Foreign	2,448	1,124	—
Income Tax Rate Change	(99,528)	—	—
Expiration of Net Operating Losses and Research & Development Tax Credits	—	—	(155)

	(42,012)	53,910	57,085
Deferred Tax Valuation Allowance	66,294	(53,910)	(57,085)

	$24,282	$—	$—

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate is as follows:

	2017	2016	2015
	(In thousands)
Pre-Tax Loss	$(117,313)	$(128,530)	$(127,197)

Loss at Statutory Rates	(39,887)	(43,700)	(43,247)
Difference in Foreign Tax Rates	326	150	—
Research and Development Credits	(2,847)	(5,203)	(4,935)
State Taxes	(6,283)	(7,268)	(10,642)
Income Tax Rate Change	99,528	—	—
Other	(321)	2,111	1,584
Recognition of APIC NOLs	(5,729)	—	—
Impact of Pass-through Entities	(2,775)	—	—
Expiration of Net Operating Losses and Research & Development Tax Credits	—	—	155
Change in Valuation Allowance	(66,294)	53,910	57,085

Income Tax (Benefit) Provision	$(24,282)	$—	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) Income Taxes (Continued)

principal components of the deferred tax assets and liabilities at December 31, 2017 and 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$146,228	$174,555
Foreign Net Operating Loss Carryforwards	3,572	1,124
Tax Credit Carryforwards	36,458	32,306
Deferred Research and Development Expenses	79,272	109,520
Stock-based Compensation	10,718	12,362
Fixed Assets	1,305	1,526
Deferred Revenue	686	1,418
Accrued Expenses and Other	316	894

	278,555	333,705
Gross Deferred Tax Liabilities
Other Acquired Intangibles	(1,792)	(2,868)
IPR&D Intangibles	(15,992)	(28,054)

Total Deferred Tax Assets and Liabilities	260,771	302,783

Valuation Allowance	(264,543)	(330,837)

Net Deferred Tax Liability	$(3,772)	$(28,054)

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is "more likely than not" that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets.

        During year ended December 31, 2017, the Company's gross deferred tax assets and corresponding valuation allowance each increased by $17.7 million. This was a one-time increase due to the adoption of a new accounting standard removing the requirement to recognize excess tax benefits from the exercise of stock options in additional paid-in-capital when realized.

        On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, leading to significant changes to U.S. tax law. Among other provisions, the TCJA lowered the U.S. federal corporate income tax rate from 35% to 21%, limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire, imposed a mandatory one-time transition tax on previously deferred foreign earnings and eliminated or reduced certain income tax deductions. Also on December 22, 2017, the SEC staff issued SAB 118, allowing companies to record the effects of the TCJA on a provisional basis during a measurement period not to extend beyond one year of the enactment date.

        As a result of the TCJA, the Company revalued its deferred tax liabilities at the new federal rate of 21%, resulting in a $6.9 million decrease and a corresponding income tax benefit. The Company also scheduled out reversals of its deferred tax assets and liabilities, determining that their reversal would create future indefinite-lived net operating losses under the TCJA. As such, the valuation allowance

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) Income Taxes (Continued)

was reduced relating to the remaining indefinite-lived federal deferred tax liabilities balance, leading to an additional income tax benefit of $12.2 million. The Company's deferred tax asset balance was also revalued at the new 21% rate resulting in a $99.5 million decrease in the balance with a corresponding decrease to the valuation allowance. Finally, the one-time transition tax on previously deferred foreign earnings under the TCJA is not expected to impact the Company due to a net deficit in the Australian subsidiary.

        In accordance with SAB 118, the Company considers the aforementioned adjustments related to the TCJA to be provisional amounts based on the Company's best estimates at December 31, 2017. Updated guidance, interpretations or assumptions could lead the Company to make further adjustments to income tax benefit (provision) in the future. The Company expects its accounting for the tax effects of the TCJA to be completed in 2018.

        The net deferred tax liability of $3.8 million and $28.1 million at December 31, 2017 and 2016, respectively, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes. The Company recorded an income tax benefit of $5.2 million during the year ended December 31, 2017 due to a decrease in deferred tax liabilities resulting from the partial impairment of the anti-KIT program.

        As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $561.8 million and $435.9 million, respectively, which may be available to offset certain future income tax liabilities and begin to expire in 2018 and 2028, respectively. As of December 31, 2017, the Company also had federal and state research and development tax credit carryforwards of $29.0 million and $9.5 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2018 and 2017, respectively.

        Utilization of the net operating loss carryforwards and research and credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to ownership changes that occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has estimated the amounts of net operating loss and research and development tax credit carryforwards which will expire unutilized as a result of its estimated annual limitations under Section 382 and has excluded those amounts from the carryforward amounts disclosed above and in the deferred tax assets and liabilities table included in this footnote. The Company has concluded Section 382 studies through 2015 for Celldex generated NOLs.

        The Company incurred a foreign pre-tax loss of $8.2 million and $3.7 million during the years ended December 31, 2017 and 2016, respectively. Beginning with the 2016 tax returns, the Company elected to classify the Australian entity as a disregarded entity for income tax purposes. The foreign pre-tax losses have been included with the Federal net operating loss carryforwards.

        As of December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits.

        Massachusetts, New Jersey, Connecticut and Australia are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year. Generally, in U.S. federal and state taxing jurisdictions, all years which generated net operating losses and/or tax credit carryforwards remain subject to examination to the extent those carryforwards are utilized in a subsequent period.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) Commitments and Contingencies

        The Company has facility and equipment leases that expire at various dates through 2020. Certain of these facility leases contain renewal options, early termination provisions, and provisions that escalate the base rent payments and require the Company to pay common area maintenance costs ("CAM") during the lease term. The following obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2017 do not include the exercise of renewal terms or early termination provisions (in thousands):

2018	$4,591
2019	4,472
2020	2,498
2021	—
2022	—
Thereafter	—

Total minimum lease payments	$11,561

        The Company's total rent and CAM expense for all facility leases was $4.1 million, $4.8 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(16) Retirement Savings Plan

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.5 million for the year ended December 31, 2017 and $0.4 million for each of the years ended December 31, 2016 and 2015.

(17) Kolltan Acquisition

        On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan Pharmaceuticals, Inc. ("Kolltan"), a clinical-stage biopharmaceutical company, in exchange for 18,257,996 shares of the Company's common stock plus contingent consideration in the form of development and approval milestones up to a maximum of $172.5 million. The Company completed this acquisition in order to gain access to Kolltan's antibody-based drug development programs targeting receptor tyrosine kinases (RTKs) for the treatment of cancer and other diseases with significant unmet needs.

Purchase Price

        The purchase price for Kolltan was calculated based on the closing price of the Company's common stock of $4.02 per share on November 29, 2016. The Company also recorded a liability of $44.2 million which represented the initial fair value of the contingent consideration. This fair value measurement used significant unobservable inputs representing a Level 3 measurement more fully described in Note 4, Fair Value Measurements to these consolidated financial statements. Subsequent changes to the fair value of the contingent consideration will be recognized as adjustments to operating earnings. The acquisition was accounted for using the acquisition method of accounting which requires all assets acquired and liabilities assumed recognized at their acquisition-date fair values.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(17) Kolltan Acquisition (Continued)

        The total consideration transferred consisted of the following (in thousands):

Fair value of common stock issued for upfront payment	$73,397
Fair value of contingent consideration	44,200
Kolltan transaction expenses paid in cash by the Company	3,768

Total consideration transferred	$121,365

Allocations of Assets and Liabilities

        The purchase price allocation was finalized in the fourth quarter of 2017 with no adjustments made to the initial purchase price allocation. The following table summarizes the fair values of the assets acquired and liabilities assumed as of November 29, 2016 (in thousands):

Cash and cash equivalents	$8,160
Other current and long-term assets	799
Property and equipment, net	2,072
In-process research and development (IPR&D)	61,690
Goodwill	82,011
Deferred tax liabilities, net	(23,393)
Other assumed liabilities	(9,974)

Total	$121,365

        IPR&D primarily represents the initial estimated fair value of $40.0 million, $3.5 million and $18.0 million for the anti-KIT program, CDX-3379 and TAM programs, respectively, using probability adjusted discounted cash flow analyses. The expected future net cash flows for the anti-KIT program, CDX-3379 and TAM programs were based on the expectation that a Biologics License Application ("BLA") would be filed with the FDA no earlier than the end of 2023, 2024 and 2028, respectively, with an expected commercial launch as promptly as practicable after necessary regulatory approvals are received. The estimated development costs included in the expected future net cash flows were approximately $132 million combined.

        The deferred tax liability, net of $23.4 million primarily relates to the temporary differences associated with the IPR&D intangible assets, which are not deductible for tax purposes.

        The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The value of the goodwill can be attributable to the synergies related to the combined antibody-based platform and a deferred tax liability related to acquired IPR&D intangible assets. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition-Related Expenses, Including Severance

        The Company incurred $0.7 million in acquisition-related expenses in the consolidated statements of operations for the year ended December 31, 2016. From the acquisition date through December 31, 2016, the consolidated statements of operations also include $2.4 and $0.7 million in Kolltan related

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(17) Kolltan Acquisition (Continued)

severance expense within general and administrative and research and development expenses, respectively.

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

	Unaudited Years Ended December 31,
	2016	2015
	(In thousands)
Revenue	$6,786	$5,480
Net loss	$(146,905)	$(157,690)
Basic and diluted net loss per common share	$(1.24)	$(1.37)

(18) Selected Quarterly Financial Data (Unaudited)

2017	Q1 2017	Q2 2017	Q3 2017	Q4 2017
	(In thousands, except per share amounts)
Total revenue	$1,534	$3,829	$3,924	$3,456
Net loss	(34,261)	(28,566)	(26,363)	(3,841)
Basic and diluted net loss per common share	(0.28)	(0.23)	(0.20)	(0.03)

2016	Q1 2016	Q2 2016	Q3 2016	Q4 2016
	(In thousands, except per share amounts)
Total revenue	$1,303	$1,389	$2,220	$1,874
Net loss	(34,673)	(31,952)	(29,598)	(32,307)
Basic and diluted net loss per common share	(0.35)	(0.32)	(0.29)	(0.30)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2017, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

        The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex Therapeutic, Inc.," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2018 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2018 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2018 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2018 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2018 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2018 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2018 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2018 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2018 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws, dated April 7, 2014	8-K (000-15006)	3.1	4/8/14
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	10-Q (000-15006)	4.1	8/8/17

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 115 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
10.4	Second Amendment to Lease by and between the Company and DIV Needham 115 LLC dated as of August 1, 2015	10-K/A (000-15006)	10.4	2/25/16
*10.5	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.7	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.8	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.9	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.10	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.11	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.12	Eighth Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.13	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.14	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.15	License Agreement dated as of November 1, 2005 by and between The Rockefeller University and the Company	S-4 (333-148291)	10.2	1/18/08
*10.16	Assignment and License Agreement, as amended, dated April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.4	1/18/08
*10.17	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.18	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.19	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.20	Collaboration Agreement dated June 18, 2004 between Seattle Genetics and the Company	10-K (000-15006)	10.27	3/12/10
*10.21	Second Restated Collaboration Agreement dated April 12, 2004 and amended October 19, 2004 between Abgenix Inc. and the Company	10-K (000-15006)	10.28	3/12/10
10.22	Amgen Letter Agreement, by and between the Company and Amgen Fremont, Inc. dated May 2, 2009	10-K (000-15006)	10.29	3/12/10
*10.23	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
*10.24	License and Option Agreement by and between MedImmune, LLC and the Company, dated July 24, 2013, as amended by the Amendment, dated October 27, 2015	Filed herewith
*10.25	Third Amended and Restated License Agreement by and between Yale University and the Company, dated March 14, 2013, as amended by the Amendments, dated March 21, 2014 and December 1, 2014	Filed herewith
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.26	Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	1.1	5/19/16

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Material Contracts—Management Contracts and Compensatory Plans
†10.27	2008 Stock Option and Incentive Plan, as amended and restated	Filed herewith
†10.28	2004 Employee Stock Purchase Plan, as amended and restated	Filed herewith
†10.29	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	12/29/17
†10.30	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	12/29/17
†10.31	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	12/29/17
†10.32	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	12/29/17
†10.33	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	12/29/17
†10.34	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	12/29/17
†10.35	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	12/29/17
†10.36	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	12/29/17
†10.37	Form of Stock Option Agreement	8-K (000-15006)	10.1	1/25/10
†10.38	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
March 7, 2018		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 7, 2018
/s/ SAM MARTIN Sam Martin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2018
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	March 7, 2018
/s/ KEITH L. BROWNLIE Keith L. Brownlie	Director	March 7, 2018
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	March 7, 2018
/s/ JAMES J. MARINO James J. Marino	Director	March 7, 2018
/s/ GERALD MCMAHON Gerald McMahon, Ph.D.	Director	March 7, 2018
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 7, 2018
/s/ KAREN L. SHOOS Karen L. Shoos	Director	March 7, 2018