Form 10-Q
period 2018-03-31
Celldex Therapeutics, Inc.
filed 2018-05-10
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, 143,392,841 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$39,824	$40,288
Marketable Securities	83,424	99,139
Accounts and Other Receivables	4,020	1,880
Prepaid and Other Current Assets	3,704	3,449
Total Current Assets	130,972	144,756
Property and Equipment, Net	9,785	10,372
Intangible Assets, Net	48,690	67,591
Other Assets	1,929	1,929
Goodwill	—	90,976
Total Assets	$191,376	$315,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$508	$1,715
Accrued Expenses	14,897	19,455
Current Portion of Long-Term Liabilities	8,607	6,566
Total Current Liabilities	24,012	27,736
Other Long-Term Liabilities	33,282	51,519
Total Liabilities	57,294	79,255
Commitments and Contingent Liabilities
Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2018 and December 31, 2017	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 143,368,784 and 138,520,404 Shares Issued and Outstanding at March 31, 2018 and December 31, 2017, Respectively	143	139
Additional Paid-In Capital	1,060,768	1,046,183
Accumulated Other Comprehensive Income	2,559	2,564
Accumulated Deficit	(929,388)	(812,517)
Total Stockholders’ Equity	134,082	236,369
Total Liabilities and Stockholders’ Equity	$191,376	$315,624

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
REVENUES:
Product Development and Licensing Agreements	$992	$556
Contracts and Grants	3,076	978
Total Revenues	4,068	1,534

OPERATING EXPENSES:
Research and Development	21,875	25,793
General and Administrative	5,593	7,229
Goodwill Impairment	90,976	—
Intangible Asset Impairment	18,677	—
(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration	(13,600)	3,400
Amortization of Acquired Intangible Assets	224	224
Total Operating Expenses	123,745	36,646

Operating Loss	(119,677)	(35,112)
Investment and Other Income, Net	780	851
Net Loss Before Income Tax Benefit	$(118,897)	$(34,261)
Income Tax Benefit	765	—
Net Loss	$(118,132)	$(34,261)

Basic and Diluted Net Loss Per Common Share	$(0.84)	$(0.28)

Shares Used in Calculating Basic and Diluted Net Loss per Share	140,548	122,648

COMPREHENSIVE LOSS:
Net Loss	$(118,132)	$(34,261)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Marketable Securities	(5)	21
Comprehensive Loss	$(118,137)	$(34,240)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(118,132)	$(34,261)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,028	1,366
Amortization of Intangible Assets	224	224
Amortization and Premium of Marketable Securities, Net	(155)	(23)
Loss on Sale or Disposal of Assets	10	—
Goodwill Impairment	90,976	—
Intangible Asset Impairment	18,677	—
(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration	(13,600)	3,400
Non-Cash Income Tax Benefit	(765)	—
Stock-Based Compensation Expense	2,488	3,539
Non-Cash Expense	—	—
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(1,635)	400
Prepaid and Other Current Assets	(144)	(989)
Other Assets	—	199
Accounts Payable and Accrued Expenses	(5,919)	(8,315)
Other Liabilities	(1,075)	(802)
Net Cash Used in Operating Activities	(28,022)	(35,262)
Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	46,871	73,736
Purchases of Marketable Securities	(31,117)	(50,961)
Acquisition of Property and Equipment	(259)	(374)
Net Cash Provided by Investing Activities	15,495	22,401
Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	11,689	12,821
Proceeds from Issuance of Stock from Employee Benefit Plans	374	76
Net Cash Provided by Financing Activities	12,063	12,897
Net (Decrease) Increase in Cash and Cash Equivalents	(464)	36
Cash and Cash Equivalents at Beginning of Period	40,288	42,461
Cash and Cash Equivalents at End of Period	$39,824	$42,497
Non-cash Investing Activities
Accrued construction in progress	$212	$370
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$38	$209

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its whollyowned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2018. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2018.

At March 31, 2018, the Company had cash, cash equivalents and marketable securities of $123.2 million. The Company has had recurring losses and incurred a loss of $118.1 million for the three months ended March 31, 2018. Net cash used in operations for the three months ended March 31, 2018 was $28.0 million. The Company believes that the cash, cash equivalents and marketable securities at May 10, 2018 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2) Subsequent Events

On April 16, 2018, the Company announced the failure of its clinical trial (“METRIC”) in metastatic triple-negative breast cancer to meet its primary endpoint and decision to discontinue the glembatumumab vedotin (“Glemba”) program. The Company considered the METRIC failure and discontinuation of the Glemba program to be a recognized subsequent event that provided additional evidence related to estimates used in preparing the financial statements as of March 31, 2018. Accordingly, for the quarter ended March 31, 2018, the Company recognized (i) an aggregate of $18.7 million in non-cash impairment charges related to fully impairing Glemba-related intangible assets, (ii) a $0.8 million non-cash income tax benefit related to the impaired IPR&D assets, (iii) a $13.6 million gain on the contingent consideration liability related to the METRIC study failure and updated discount rates, and (iv) a $91.0 million goodwill impairment charge as the carrying value of the Company’s net assets exceeded the Company’s fair value by an amount in excess of the goodwill asset.

On April 24, 2018, the Company approved a reduction in its workforce to reduce operating costs and better align its workforce with the needs of its business. The Company will incur aggregate restructuring charges in the second quarter of 2018 of approximately $1.3 million related to cash severance payments and other employee-related costs, which will primarily be paid during the second and third quarters of 2018. In the second quarter of 2018, the Company undertook a pipeline prioritization initiative and any adjustments to the fair value of the Kolltan acquisition contingent consideration liabilities resulting from this initiative will be recognized in the second quarter of 2018.

(3) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the quarterly period ended March 31, 2018 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except as it relates to the adoption of new accounting standards during the first three months of 2018 as discussed below.

Newly Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted the new U.S. GAAP standard “Revenue from Contracts with Customers” using a modified retrospective application method, recognizing an immaterial cumulative-effect adjustment to accumulated deficit. The Company applied the new guidance to (i) contracts not completed as of the date of adoption and (ii) all new revenue contracts entered into after January 1, 2018. Refer to Note 11 “Revenue” for additional details on this adoption and the Company’s updated revenue accounting policy and disclosures.

On January 1, 2018, the Company adopted a U.S. GAAP standard update “Classification of Certain Cash Receipts and Cash Payments” which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The adoption of this new standard did not impact the Company’s consolidated financial statements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In February 2016, the FASB issued a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on the Company’s consolidated financial statements.

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of March 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$27,177	—	$27,177	—
Marketable securities	83,424	—	83,424	—
	$110,601	—	$110,601	—
Liabilities:
Kolltan acquisition contingent consideration	$29,800	—	—	$29,800
	$29,800	—	—	$29,800

	As of December 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$24,061	—	$24,061	—
Marketable securities	99,139	—	99,139	—
	$123,200	—	$123,200	—
Liabilities:
Kolltan acquisition contingent consideration	$43,400	—	—	$43,400
	$43,400	—	—	$43,400

The Company’s financial assets consist mainly of money market funds and cash equivalents and marketable securities and are classified as Level 2 within the valuation hierarchy. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2018 (in thousands):

Other Liabilities: Contingent Consideration

Balance at December 31, 2017	$43,400
Fair value adjustments included in operating expenses	(13,600)
Balance at March 31, 2018	$29,800

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The Company may be required to pay future consideration of up to $172.5 million that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. During the three months ended March 31, 2018, the Company recorded a $13.6 million gain on fair value remeasurement of contingent consideration, primarily due to updated assumptions for Glemba-related milestones and discount rates due to the METRIC failure and discontinuation of the Glemba program. During the three months ended March 31, 2017, the Company recorded a $3.4 million loss on fair value remeasurement of contingent consideration, primarily due to changes in discount rates and the passage of time.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2018.

(5)  Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2018
U.S. government and municipal obligations (maturing in one year or less)	$24,150	$2	$(7)	$24,145
Corporate debt securities (maturing in one year or less)	59,311	—	(32)	$59,279
Total Marketable Securities	$83,461	$2	$(39)	$83,424

December 31, 2017
U.S. government and municipal obligations (maturing in one year or less)	$26,164	$3	$(9)	$26,158
Corporate debt securities (maturing in one year or less)	73,007	1	(27)	72,981
Total Marketable Securities	$99,171	$4	$(36)	$99,139

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than 12 months as of March 31, 2018 and December 31, 2017. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments.

Marketable securities include $0.2 million and $0.3 million in accrued interest at March 31, 2018 and December 31, 2017, respectively.

(6)  Intangible Assets and Goodwill

Intangible Assets, Net

The table below presents information for the Company’s finite-lived intangible assets that are subject to amortization and indefinite-lived intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(In thousands)
March 31, 2018
Finite-lived Intangible Assets:
License Rights (16 year life)	$14,500	$(7,623)	$(6,877)	$—
Indefinite-lived Intangible Assets:
IPR&D	60,490	—	(11,800)	48,690
Total Intangible Assets, Net	$74,990	$(7,623)	$(18,677)	$48,690

December 31, 2017
Finite-lived Intangible Assets:
License Rights (16 year life)	$14,500	$(7,399)	$—	$7,101
Indefinite-lived Intangible Assets:
IPR&D	60,490	—	—	60,490
Total Intangible Assets, Net	$74,990	$(7,399)	$—	$67,591

Finite-lived intangible assets consist solely of license rights amended under a 2009 agreement with Amgen Fremont related to developing and commercializing Glemba. The Company evaluated the intangible asset for potential impairment related to the discontinuation of the Glemba program. The carrying value of the intangible asset was determined to be fully impaired and a non-cash impairment charge of $6.9 million was recorded for the three months ended March 31, 2018. Amortization expense related to this finite-lived intangible asset was $0.2 million for each of the three-month periods ended March 31, 2018 and 2017.

Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of Glemba, CDX-3379, the anti-KIT program and the TAM program. The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired.

The Company evaluated the Glemba IPR&D asset for potential impairment related to the discontinuation of the Glemba program. The Company concluded that the Glemba IPR&D asset was fully impaired, and a non-cash impairment charge of $11.8 million was recorded for the three months ended March 31, 2018. CDX-3379 is in Phase 2 development. The anti-KIT and TAM programs are in preclinical development.

As of March 31, 2018, none of the remaining IPR&D assets had reached technological feasibility nor did any have alternative future uses. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

Goodwill
(In thousands)
Balance at December 31, 2017	$90,976
Goodwill Impairment	(90,976)
Balance at March 31, 2018	$—

The Company evaluated goodwill for potential impairment due to the METRIC failure. The carrying amount of the Company was compared to the Company’s fair value. The Company’s fair value assessment reflected a number of significant management assumptions and estimates including the Company’s probability forecasts for pipeline assets, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company’s conclusions. Through this assessment, it was determined that the carrying amount of the Company exceeded its fair value by over $91.0 million. As such, the full goodwill asset was considered impaired and a charge of $91.0 million was recorded during the three months ended March 31, 2018.

(7) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 12)	$3,007	$3,772
Deferred Income From Sale of Tax Benefits	6,402	6,756
Other	1,267	1,344
Contingent Milestones (Note 4)	29,800	43,400
Deferred Revenue (Note 11)	1,413	2,813
Total	41,889	58,085
Less Current Portion	(8,607)	(6,566)
Long-Term Portion	$33,282	$51,519

In November 2015, December 2014, January 2014 and January 2013, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million and $0.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the three months ended March 31, 2018 and 2017, the Company recorded $0.4 million and $0.5 million to other income related to the sale of these tax benefits, respectively.

(8) Stockholders’ Equity

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the three months ended March 31, 2018, the Company issued 4,692,024 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $11.7 million after deducting commission and offering expenses. At March 31, 2018, the Company had $55.5 million remaining in aggregate gross offering price available under the Cantor agreement.

(9)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2017	10,856,212	$9.40	6.1
Granted	18,000	$2.82
Exercised	(104,500)	$2.80
Canceled	(1,313,031)	$8.83
Options Outstanding at March 31, 2018	9,456,681	$9.55	6.5
Options Vested and Expected to Vest at March 31, 2018	9,313,514	$9.62	6.5
Options Exercisable at March 31, 2018	5,827,235	$11.85	5.2
Shares Available for Grant Under the 2008 Plan	8,879,518

The weighted average grant-date fair value of stock options granted during the three-month period ended March 31, 2018 was $1.86. Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was recorded as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Research and development	$1,311	$1,893
General and administrative	1,177	1,646
Total stock-based compensation expense	$2,488	$3,539

The fair values of employee and director stock options granted during the three months ended March 31, 2018 and 2017 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2018	2017
Expected stock price volatility	73%	76 - 77%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	2.8%	2.3%
Expected dividend yield	None	None

(10) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2018 are summarized below:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(32)	$2,596	$2,564
Other comprehensive loss	(5)	—	(5)
Balance at March 31, 2018	$(37)	$2,596	$2,559

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2018.

(11)  Revenue

On January 1, 2018, the Company adopted a new revenue accounting standard, “Revenue from Contracts with Customers” (ASC 606). Upon adoption using the modified retrospective application, the Company recognized a $1.3 million decrease to accumulated deficit, a $0.8 million decrease in deferred revenue and $0.5 million increase in accounts receivable due to the cumulative impact of adopting ASC 606. This impact was driven by the acceleration of revenue using a percentage-of-completion method of accounting under ASC 606 for an open contract that had previously been accounted for using the Contingency Adjusted Performance Model (“CAPM”) under previous guidance.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous guidance. There was not a material impact to revenues as a result of applying ASC 606 for the three months ended March 31, 2018, and there have not been significant changes to the Company’s business processes, systems or internal controls as a result of adopting the new standard. The Company expects revenue recognition to remain largely unchanged under the new standard.

Revenue Recognition

Revenues are recognized when performance obligations under agreements or contracts are satisfied, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

•                  Identification of the contract, or contracts, with a customer;

•                  Identification of the performance obligations in the contract;

•                  Determination of the transaction price;

•                  Allocation of the transaction price to the performance obligations in the contract; and

•                  Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue for the Company has historically been derived from biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic drug candidates. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. The Company assesses the multiple obligations typically within product development contracts to determine the distinct performance obligations and how to allocate the arrangement consideration to each distinct performance obligation.

Under product development agreements, revenue is generally recognized using a cost-to-cost measure of progress. Revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Due to the nature of the work performed in these arrangements, the estimation of cost at completion is complex, subject to many variables, such as expected clinical trail costs, and requires significant judgements. Circumstances can arise that change original estimates of costs or progress toward completion. Any revisions to estimates are reflected in revenue on a cumulative catch-up basis in the period in which the change in circumstances became known.

Revenue for the Company is also derived from manufacturing and research and development arrangements. The Company owns and operates a cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for its current and planned early-stage clinical trials. In order to utilize excess capacity, the Company has, from time to time, entered into contract manufacturing and research and development arrangements in which services are provided on a time-and-material basis or at a negotiated fixed-price. Revenue from time-and-material contracts is generally recognized on an output basis as labor hours and/or direct expenses are incurred. Under fixed-price contracts, revenue is generally recognized on an output basis as progress is made toward completion of the performance obligations using surveys of performance completed to date.

Contract Assets and Liabilities

The Company classifies the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. At January 1, 2018 and March 31, 2018, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets.

The Company’s contract liabilities result from arrangements where the Company has received payment in advance of performance under the contract. These amounts are included as deferred revenue within other long-term liabilities and current portion of long term liabilities on the condensed consolidated balance sheets. Revenue recognized from contract liabilities as of January 1, 2018 during the three months ended March 31, 2018 was $0.6 million. Revenue expected to be recognized in the future from contract liabilities as performance obligations are satisfied are not expected to be material.

Product Development and Licensing Revenue

The Company’s primary product development and licensing revenue is associated with a clinical collaboration agreement with BMS. This agreement was entered into in 2014 and its purpose is to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The Company recorded $0.9 million in revenue related to this agreement during the three months ended March 31, 2018.

Contract and Grants Revenue

In 2017, the Company entered into fixed-fee manufacturing and research and development arrangements with both the International AIDS Vaccine Initiative (IAVI) and Frontier Biotechnologies, Inc (Frontier). The Company recognized $2.3 million and $0.0 million in revenue under these agreements during the three months ended March 31, 2018 and 2017, respectively.

In 2013, the Company entered into an agreement, as amended, with Rockefeller University pursuant to which the Company performs manufacturing and research and development services for Rockefeller University. The Company recognized $0.7 million and $0.8 million in revenue for labor hours and direct costs incurred related to the Rockefeller University agreement during the three months ended March 31, 2018 and 2017, respectively.

(12)  Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and led to significant changes to U.S. tax law. Also on December 22, 2017, the SEC staff issued SAB 118, allowing companies to record the effects of the TCJA on a provisional basis during a measurement period not to extend beyond one year of the enactment date. SAB 118 was codified into ASC 740 by ASU 2018-05.

The Company recognized an income tax benefit of $19.1 million related to implementing applicable provisions of the TCJA during the year ended December 31, 2017. In accordance with SAB 118, the Company considered this adjustment to be a provisional amount based on the Company’s best estimates at December 31, 2017. During the three months ended March 31, 2018, there was no further information or change in estimates related to the provisional amount recognized during the year ended December 31, 2017. However, updated guidance, interpretations or assumptions could lead the Company to make further adjustments to income tax benefit (provision) in the future. The Company expects its accounting for the tax effects of the TCJA to be completed in 2018.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2018 and December 31, 2017.

A net deferred tax liability of $3.0 million and $3.8 million existed at March 31, 2018 and December 31, 2017, respectively, related to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and not deductible for tax purposes. During the quarter ended March 31, 2018, a $0.8 million non-cash income tax benefit was recorded related to impaired Glemba IPR&D assets

Massachusetts, New Jersey, Connecticut and Australia are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year.

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

	Three Months Ended March 31,
	2018	2017
Stock Options	9,456,681	10,159,130
Restricted stock	96,668	50,000
	9,553,349	10,209,130

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•                  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;

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

•                  our ability to negotiate strategic partnerships, where appropriate, for our program assets;

•                  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;

•                  the cost, timing, scope and results of ongoing preclinical and clinical testing;

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

•                  our ability to maintain compliance with applicable NASDAQ listing standards for continued listing of our common stock on the NASDAQ Global Market;

•                  our ability to realize the anticipated benefits and cost-savings from the restructuring we announced in April 2018;

•                  our ability to realize the anticipated benefits from the acquisition of Kolltan and to operate the combined business efficiently;

•                  our ability to protect our intellectual property rights, including the ability to successfully defend patent oppositions filed against a European patent related to technology we use in varlilumab, and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention; and

•                  the risk factors set forth elsewhere in this quarterly report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2017 and other reports that we file with the Securities and Exchange Commission.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of immunotherapies and other targeted biologics. Our drug candidates are derived from a broad set of complementary technologies which have the ability to engage the human immune system and/or directly inhibit tumors to treat specific types of cancer or other diseases. They are aimed at addressing market opportunities for which we believe current therapies are inadequate or non-existent.

In April 2018, we announced that that our randomized, Phase 2b METRIC Study of glembatumumab vedotin compared to Xeloda® (capecitabine) in patients with metastatic triple-negative breast cancers that overexpress gpNMB failed to meet its primary endpoint of improving progression-free survival (PFS). We stated that based on this result, we would prioritize our pipeline and evaluate our operational and workforce needs to extend our financial resources and direct them to continued pipeline advancement. Progress on the pipeline prioritization initiative is reflected below.

We are focusing our efforts and resources on the continued research and development of:

•                  CDX-1140, an agonist human monoclonal antibody targeted to CD40, a key activator of immune response, currently in a Phase 1 dose-escalation study in multiple types of solid tumors;

•                  CDX-3379, a human monoclonal antibody designed to block the activity of ErbB3 (HER3) currently in an early Phase 2 study in advanced head and neck squamous cell cancer in combination with Erbitux®;

•                  CDX-301, a dendritic cell growth factor currently being evaluated in an investigator-initiated pilot study and planned for combination study with CDX-1140; and

•                  Varlilumab, an immune modulating antibody targeting CD27 designed to enhance a patient’s immune response against cancer that is being studied in multiple investigator initiated research studies and is currently completing a Phase 1/2 study across multiple solid tumors in combination with Opdivo®. We are conducting the study in collaboration with Bristol-Myers Squibb Company (BMS) and plan to present data at various medical meetings in 2018, including in an oral presentation at the 2018 ASCO Annual Meeting in June. We intend to explore varlilumab externally through several investigator-initiated studies and internally through inclusion in combination studies.

To conserve resources, we are discontinuing development of:

•                  Glembatumumab vedotin, a targeted antibody-drug conjugate (ADC), across all indications, as previously disclosed;

•                  CDX-014, an ADC (which are typically more costly to develop than other therapeutics), in early Phase 1 development in renal cell and clear cell ovarian carcinomas; and

•                  CDX-1401, an NY-ESO-1-antibody fusion protein, that was being explored in investigator-sponsored and collaborative studies.

We also routinely work with external parties to collaboratively advance our drug candidates. In addition to Celldex-led studies, we also have an Investigator Initiated Research (IIR) program with four studies ongoing with our prioritized drug candidates and additional studies currently under consideration.

Our goal is to build a fully integrated, commercial-stage biopharmaceutical company that develops important therapies for patients with unmet medical needs. We believe our program assets provide us with the strategic options to either retain full economic rights to our innovative therapies or seek favorable economic terms through advantageous commercial partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product. Currently, all programs are fully owned by Celldex.

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

An element of our business strategy is to pursue the discovery, research and development of a broad portfolio of drug candidates. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of drug candidates, our dependence on the success of one or a few drug candidates increases.

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

During the past five years through December 31, 2017, we incurred an aggregate of $470.9 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2018 and 2017. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(In thousands)
CDX-1140	$932	$2,945
CDX-3379	678	1,385
CDX-301	525	396
Varlilumab	2,510	4,892
Anti-KIT Program	1,686	1,376
TAM Program	1,692	1,046
Glembatumumab vedotin	8,921	8,838
CDX-014	744	618
CDX-1401	280	205
Other Programs	3,907	4,092
Total R&D Expense	$21,875	$25,793

Clinical Development Programs

CDX-1140

CDX-1140 is a fully human agonist monoclonal antibody targeted to CD40, a key activator of immune response, which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. Potent CD40 agonist antibodies have shown encouraging results in early clinical studies; however, systemic toxicity associated with broad CD40 activation has limited their dosing. CDX-1140 has unique properties relative to other CD40 agonist antibodies: potent agonist activity is independent of Fc receptor interaction, contributing to more consistent, controlled immune activation; CD40L binding is not blocked, leading to potential synergistic effects of agonist activity near activated T cells in lymph nodes and tumors; and the antibody does not promote cytokine production in whole blood assays. CDX-1140 has shown direct anti-tumor activity in preclinical models of lymphoma. Preclinical studies of CDX-1140 clearly demonstrate strong immune activation effects and low systemic toxicity and support the design of the Phase 1 study to rapidly identify the dose for characterizing single-agent and combination activity.

We initiated a Phase 1 study of CDX-1140 in November 2017. This study, which is expected to enroll up to approximately 105 patients with recurrent, locally advanced or metastatic solid tumors, is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments. We are currently exploring plans for potential combination arms with CDX-301 and varlilumab.

CDX-3379

CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies and is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. We believe the proposed mechanism of action for CDX-3379 sets it apart from other drugs in development in this class due to its ability to block both ligand-independent and ligand-dependent ErbB3 signaling by binding to a unique epitope. It has a favorable pharmacologic profile, including a longer half-life and slower clearance relative to other drug candidates in this class. We believe CDX-3379 also has potential to enhance anti-tumor activity and/or overcome resistance in combination with other targeted and cytotoxic therapies to directly kill tumor cells. Tumor cell death and the ensuing release of new tumor antigens has the potential to serve as a focus for combination therapy with immuno-oncology approaches, even in refractory patients. CDX-3379 has been evaluated in three Phase 1 studies for the treatment of multiple solid tumors that express ErbB3 and is currently being evaluated is a Phase 2 study in combination with Erbitux in Erbitux-resistant, advanced head and neck squamous cell carcinoma.

A Phase 1a/1b study of CDX-3379 was conducted in solid tumors. The study included a single-agent, dose-escalation portion and combination expansion cohorts. The single-agent, dose-escalation portion of the study did not identify an MTD, and there were no dose limiting toxicities. Four combination arms across multiple tumor types were added to evaluate CDX-3379 with several drugs that target EGFR, HER2 or BRAF. They include combinations with Erbitux® (n=16), Tarceva® (n=8), Zelboraf® (n=9) and Herceptin® (n=10). Patients had advanced disease and were generally heavily pretreated. Across the combination arms, the most frequent adverse events were diarrhea, nausea, rash and fatigue. Objective responses were observed in the Erbitux and Zelboraf combination arms. In the Erbitux arm, there was one durable complete response in a patient with head and neck cancer, who had been previously treated with Erbitux and was refractory. In the Zelboraf arm, there were two partial responses in patients who had lung cancer, one of whom had been previously treated with Tafinlar® and was considered refractory, as well as a single timepoint partial response in a patient with thyroid cancer. Initial data were presented at the 2016 ASCO Annual Meeting.

In April 2018, results from a window-of-opportunity study evaluating the effect of CDX-3379 on potential biomarkers in patients with head and neck squamous cell carcinoma (HNSCC) were presented at the American Association for Cancer Research (AACR) Annual Meeting. The study enrolled 12 patients with newly diagnosed HNSCC who received two doses of CDX-3379, at a two-week interval prior to tumor resection. CDX-3379 reduced phosphorylated ErbB3 (pErbB3) levels in 83% (10/12) of patient samples, with greater than or equal to 50% decreases in 58% of patients (7/12), which met the primary study objective. Stable disease was observed in 92% (11/12) of patients prior to surgery, and a patient with HPV-negative disease experienced significant tumor shrinkage (92% in primary tumor; 26% in metastatic lesion). CDX-3379 was well-tolerated, and no treatment-related adverse events were observed.

Preclinical data from the combination of CDX-3379 and Erbitux in xenograft models of head and neck squamous cell carcinoma were also presented at the AACR Annual Meeting in April 2018. Combining CDX-3379 and Erbitux inhibited tumor growth more potently than Erbitux alone. Mechanistic studies demonstrated a reduction of PD-L1 expression from the combination.

We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux -resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The primary objective of the study is objective response rate. Secondary objectives include assessments of clinical benefit response (CBR), duration of response (DOR), progression-free survival (PFS) and overall survival (OS), and safety and pharmacokinetics associated with the combination.

Varlilumab

Varlilumab is a fully human agonist monoclonal antibody that binds to and activates CD27, a critical co-stimulatory molecule in the immune activation cascade. We believe varlilumab works primarily by stimulating T cells, an important component of a person’s immune system, to attack cancer cells. Restricted expression and regulation of CD27 enables varlilumab specifically to activate T cells, resulting in an enhanced immune response with the potential for a favorable safety profile. In preclinical studies, varlilumab has been shown to directly kill or inhibit the growth of CD27 expressing lymphomas and leukemias in in vitro and in vivo models. We have entered into license agreements with the University of Southampton, UK for intellectual property to use anti-CD27 antibodies and with Medarex (acquired by Bristol-Myers Squibb Company, or BMS) for access to the UltiMab technology to develop and commercialize human antibodies to CD27. Varlilumab was initially studied as a single-agent to establish a safety profile and assess immunologic and clinical activity in patients with cancer, but we believe the greatest opportunity for varlilumab is as an immune activator in combination with other agents. Currently, we are focusing our efforts on a Phase 1/2 clinical trial being conducted in collaboration with BMS and their PD-1 immune checkpoint inhibitor, Opdivo. Varlilumab is also being studied in ongoing and planned investigator-sponsored and collaborative studies, and we are evaluating the inclusion of varlilumab in additional Celldex-sponsored combination studies.

Single-Agent Phase 1 Study:  In an open-label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers, varlilumab demonstrated an acceptable safety profile and induced immunologic activity in patients that is consistent with both its proposed mechanism of action and data in preclinical models. A total of 90 patients received varlilumab in the study at multiple clinical sites in the U.S. In both the solid tumor and hematologic dose escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of an MTD. The majority of adverse events, or AEs, related to treatment have been mild to moderate (Grade 1/2) in severity, and no significant immune-mediated adverse events typically associated with checkpoint blockade have been observed. Durable, multi-year clinical benefit was demonstrated in select patients without additional anti-cancer therapy. Final results from the study in patients with solid tumors were published in the Journal of Clinical Oncology in April 2017.

Phase 1/2 Varlilumab/Opdivo Combination Study:  In 2014, we entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo, BMS’ PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under the terms of this clinical trial collaboration, BMS made a one-time payment to us of $5.0 million, and the companies amended the terms of our existing license agreement with Medarex (acquired by BMS) related to our CD27 program, whereby certain future milestone payments were waived and future royalty rates were reduced that may have been due from us to Medarex. In return, BMS was granted a time-limited right of first negotiation if we wish to out-license varlilumab. The companies also agreed to work exclusively with each other to explore anti-PD-1 antagonist antibody and anti-CD27 agonist antibody combination regimens. The clinical trial collaboration provides that the companies will share development costs and that we will be responsible for conducting the Phase 1/2 study.

The Phase 1/2 study was initiated in January 2015 and is being conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo, followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts.

Data (n=36) from the Phase 1 dose-escalation portion of the study were presented in an oral presentation at the 2017 ASCO Annual Meeting. The combination was well tolerated at all varlilumab dose levels tested without any evidence of increased autoimmunity or inappropriate immune activation. Marked changes in the tumor microenvironment, which have been shown to correlate with a greater magnitude of treatment effect from checkpoint inhibitors in other clinical studies, and additional evidence of immune activity were observed.

The Phase 2 portion of the study opened to enrollment in April 2016 and completed enrollment in January 2018 with cohorts in colorectal cancer (n=21), ovarian cancer (n=58), head and neck squamous cell carcinoma (n=24), renal cell carcinoma (n=14) and glioblastoma (n=22). The primary objective of the Phase 2 cohorts is objective response rate, or ORR, except glioblastoma, where the primary objective is the rate of 12-month OS. Data from the colorectal and ovarian cancer cohorts will be presented in an oral presentation at the 2018 ASCO Annual Meeting, and data from remaining cohorts will be presented at future medical meetings in 2018.

We intend to explore varlilumab externally through several investigator-initiated studies and internally through inclusion in combination studies.

CDX-301

CDX-301, a recombinant FMS-like tyrosine kinase 3 ligand, or Flt3L, is a hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells, and in combination with other agents may potentiate anti-tumor responses. Depending on the setting, cells expanded by CDX-301 promote either enhanced or permissive immunity. CDX-301 is in clinical development for multiple cancers, in combination with treatments that release tumor antigens, such as radiation therapy. We licensed CDX-301 from Amgen Inc. and believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio, as well as with approved or investigational therapies for the treatment of cancer.

A Phase 1 study of CDX-301 evaluated seven different dosing regimens of CDX-301 to determine the appropriate dose for further development based on safety, tolerability and biological activity. The data from the study were consistent with previous clinical experience and demonstrated that CDX-301 has an acceptable safety profile to date and can mobilize dendritic cell and hematopoietic stem cell populations in healthy volunteers. The study was published in the journal Bone Marrow Transplantation in 2015.

CDX-301 is being studied in ongoing and planned investigator-sponsored and collaborative studies and is planned for combination study with CDX-1140 in the ongoing Phase 1 trial of CDX-1140. Development of CDX-301 in combination with glembatumumab vedotin in metastatic melanoma has been discontinued as part of the pipeline prioritization conducted in April 2018.

Glembatumumab vedotin

On April 16, 2018, we announced that our randomized, Phase 2b METRIC Study of glembatumumab vedotin compared to Xeloda (capecitabine) in patients with metastatic triple-negative breast cancers that overexpress gpNMB failed to meet its primary endpoint, progression-free survival (PFS) as assessed by an independent, central reading of patient scans (Hazard ratio = 0.95; median PFS: glembatumumab vedotin 2.9 months vs. Xeloda 2.8 months; p=0.76). Based on these results, we also made the decision to discontinue the glembatumumab vedotin program across all indications. Study closure activities are in process and following completion of these activities, we do not expect to incur significant expenses related to spend for glembatumumab vedotin.

CDX-014

CDX-014 is a human monoclonal ADC that targets T cell immunoglobulin and mucin domain 1, or TIM-1, and uses Seattle Genetics’ MMAE toxin and linker technology. CDX-014 was being studied in a Phase 1/2 trial in patients with both clear cell and papillary renal cell carcinoma and ovarian clear cell carcinoma. To conserve resources, as part of our pipeline prioritization conducted in April 2018, we are discontinuing development of CDX-014.

CDX-1401

CDX-1401 is an NY-ESO-1-antibody fusion protein for immunotherapy in multiple solid tumors. Its potential activity was being explored in investigator-sponsored and collaborative studies. To conserve resources, as part of our pipeline prioritization conducted in April 2018, we are discontinuing development of CDX-1401, including in collaborative studies.

CRITICAL ACCOUNTING POLICIES

See Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies except for the adoption of the updated revenue recognition standard on January 1, 2018. We believe our most critical accounting policies include accounting for business combinations, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$992	$556	$436	78%
Contracts and Grants	3,076	978	2,098	215%
Total Revenue	$4,068	$1,534	$2,534	165%
Operating Expenses:
Research and Development	21,875	25,793	(3,918)	(15)%
General and Administrative	5,593	7,229	(1,636)	(23)%
Goodwill Impairment	90,976	—	90,976	n/a
Intangible Asset Impairment	18,677	—	18,677	n/a
(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration	(13,600)	3,400	17,000	500%
Amortization of Acquired Intangible Assets	224	224	—	—%
Total Operating Expense	123,745	36,646	87,099	238%
Operating Loss	(119,677)	(35,112)	84,565	241%
Investment and Other Income, Net	780	851	(71)	(8)%
Net Loss Before Income Tax Benefit	(118,897)	(34,261)	84,636	247%
Income Tax Benefit	765	—	765	n/a
Net Loss	$(118,132)	$(34,261)	$83,871	245%

Net Loss

The $83.9 million increase in net loss for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily the result of the non-cash charges related to fully impairing our goodwill asset and Glemba related intangible assets. This increase was partially offset by (i) gain on contingent consideration related to Glemba related milestones and discount rates and (ii) decreases in both research and development and general and administrative expenses.

Revenue

The $0.4 million increase in product development and licensing agreements revenue for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to an increase in reimbursable clinical trial expenses related to our BMS agreement. The $2.1 million increase in contracts and grants revenue for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily related to our contract manufacturing and research and development agreements with International AIDS Vaccine Initiative and Frontier Biotechnologies, Inc. signed in the second quarter of 2017.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017	$	%
		(In thousands)
Personnel	$9,057	$10,023	$(966)	(10)%
Laboratory Supplies	1,257	956	301	31%
Facility	2,063	2,480	(417)	(17)%
License Fees	88	170	(82)	(48)%
Product Development	7,349	9,944	(2,595)	(26)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.0 million decrease in personnel expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to decreases in salaries expense and lower stock-based compensation expense. We expect personnel expenses to decrease over the next twelve months due to the restructuring the Company announced in April 2018.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.3 million increase in laboratory supply expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.4 million decrease in facility expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to lower depreciation expense of $0.3 million. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.1 million decrease in license fee expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.6 million decrease in product development expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to (i) lower clinical trial costs of $1.3 million related to varlilumab, Glemba and CDX-3379 programs and (ii) lower contract research costs of $0.8 million related to the CDX-1140, CDX-3379 and anti-KIT programs. The amount of product development expenses incurred over the next twelve months is expected to decrease due to the discontinuation of the Glemba and CDX-014 programs.

General and Administrative Expense

The $1.6 million decrease in general and administrative expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to lower personnel expenses of $0.7 million, lower commercial planning costs of $0.4 million and lower legal, consulting and professional services expense of $0.3 million. The amount of general and administrative expenses incurred over the next twelve months is expected to decrease due to the restructuring the Company announced in April 2018.

Gain on Fair Value Remeasurement of Contingent Consideration

The $13.6 million gain on fair value remeasurement of contingent consideration for the three months ended March 31, 2018 was due to a reduction in fair value primarily due to updated assumptions for Glemba-related milestones and discount rates. See Note 4 to the financial statements included herein for a discussion of the contingent consideration that may be payable related to the Kolltan acquisition.

Amortization Expense

Amortization expense for the three months ended March 31, 2018 was consistent with the three months ended March 31, 2017. The remaining balance of our intangible assets subject to amortization was fully impaired for the three months ended March 31, 2018 due to the discontinuation of the Glemba program.

Investment and Other Income, Net

The $0.1 million decrease in investment and other income, net for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to lower levels of cash and investment balances, partially offset by higher interest rates on fixed income investments. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

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

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees; facility and facility-related costs for our offices, laboratories and manufacturing facility; fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services; and consulting, legal and other professional fees. To date, the primary sources of cash flows from operations have been payments received from our collaborative partners and from government  entities and payments received for contract manufacturing and research and development services provided by us. The timing of any new contract manufacturing and research and development agreements, collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

At March 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $123.2 million. We have had recurring losses and incurred a loss of $118.1 million for the three months ended March 31, 2018. Net cash used in operations for the three months ended March 31, 2018 was $28.0 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2018, combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2020. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $28.0 million for the three months ended March 31, 2018 as compared to $35.3 million for the three months ended March 31, 2017. The decrease in net cash used in operating activities was primarily due to an increase in revenue and decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will decrease over the next twelve months primarily due to the restructuring we announced in April 2018, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $15.5 million for the three months ended March 31, 2018 as compared to $22.4 million for the three months ended March 31, 2017. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the three months ended March 31, 2018 of $15.8 million as compared to $22.8 million for the three months ended March 31, 2017.

Financing Activities

Net cash provided by financing activities was $12.1 million for the three months ended March 31, 2018 as compared to $12.9 million for the three months ended March 31, 2017. Net proceeds from stock issuances pursuant to employee benefit plans were $0.4 million during the three months ended March 31, 2018 as compared to $0.1 million for the three months ended March 31, 2017.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the three months ended March 31, 2018, we issued 4,692,024 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $11.7 million after deducting commission and offering expenses. At March 31, 2018, we had $55.5 million remaining in aggregate gross offering price available under the Cantor agreement.

Aggregate Contractual Obligations

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 7, 2018 have not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at March 31, 2018 due to the short-term maturities of these instruments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2018, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.     Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including the risks described below and our condensed financial statements and accompanying notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The risks described below and in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The risk factors set forth below contain material changes from, or additions to, the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Risks Related to Our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $812.5 million as of December 31, 2017. Until, and unless, we complete clinical trials and further development, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants.  Following our recent announcement that our decision to discontinue the glembatumumab vedotin program across all indications after our Phase 2b METRIC Study of glembatumumab vedotin failed to meet its primary endpoint, our stock price has declined significantly, which may negatively affect our ability to raise additional capital. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

As a result of our recent stock price decline, we may not be able to maintain compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Global Market.  If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including the minimum bid price requirement of $1.00 per share for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2).  Since April 16, 2018, the closing price for our stock has been below $1.00 per share.  If the closing bid price of our common stock were to continue to be below $1.00 per share for 30 consecutive trading days or we do not meet other NASDAQ listing requirements, we would fail to be in compliance with NASDAQ listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. The failure to maintain our listing on NASDAQ could have an adverse effect on the market price and liquidity of our shares of common stock. Without a Nasdaq listing, shareholders may have a difficult time getting a quote for the sale or purchase of our shares, the sale or purchase of our shares would likely be made more difficult, and the trading volume and liquidity of our shares could decline. Delisting from Nasdaq could also result in negative publicity and could make it more difficult for us to raise additional capital.

We expect to incur future losses and we may never become profitable.

We have incurred operating losses of $121.5 million, $132.9 million and $129.5 million during 2017, 2016 and 2015, respectively, and expect to incur an operating loss in 2018 and beyond. We believe that operating losses will continue in 2018 and beyond because we are planning to incur significant costs associated with the clinical development of our drug candidates. During the years ended December 31, 2017, 2016 and 2015, we incurred $21.1 million, $24.9 million and $36.3 million in clinical trial expense and $11.4 million, $18.3 million and $14.8 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders’ equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

We expect to incur significant costs as we develop our drug candidates. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $123.2 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

The merger agreement between us and Kolltan provides that in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and certain commercial milestones related to Kolltan’s drug candidates are achieved, we will be required to pay Kolltan’s former stockholders milestone payments of up to $172.5 million, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, although we are required to maintain a certain percentage of the overall consideration paid in Celldex common stock to satisfy certain tax requirements under the merger agreement. We may require additional capital to fund any milestone payments in cash, depending on the facts and circumstances at the time such payments become due. If we elect to pay the milestones in shares of our common stock, our stockholders would experience substantial dilution.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, leading to significant changes to U.S. tax law. Among other provisions, the TCJA lowered the U.S. federal corporate income tax rate from 35% to 21%, limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire, imposed a mandatory one-time transition tax on previously deferred foreign earnings and eliminated or reduced certain income tax deductions. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. We have revalued our net deferred tax assets and liabilities at the newly enacted U.S. federal rate, and we recognized a tax benefit of

$19.1 million during the year ended December 31, 2017 related to the TCJA. We continue to examine the impact this tax reform legislation may have on our business.

We have significant goodwill and IPR&D and impairment of goodwill and IPR&D may have a significant adverse impact on our future financial condition and results of operations.

As of March 31, 2018, we had goodwill and IPR&D assets of approximately $48.7 million. These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies. If additional impairments are identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our goodwill and IPR&D include negative clinical study results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidates, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other market and economic environment changes or trends.  For example, we recorded an impairment charge of $18.7 million during the three months ended March 31, 2018 related to the discontinuation of our glembatumumab vedotin development program. Events or changes in circumstances may lead to significant impairment charges on our goodwill and/or IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

Risks Related to Development and Regulatory Approval of Drug Candidates

Our long term success depends heavily on our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.

We are particularly dependent on the future success of our drug candidates.  Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical failure can occur at any stage of clinical development. For example, in April 2018, we decided to discontinue the glembatumumab vedotin program across all indications after our Phase 2b METRIC Study of glembatumumab vedotin in patients with metastatic triple-negative breast cancers that overexpress gpNMB failed to meet its primary endpoint and in March 2016, we decided to discontinue ACT IV, a randomized Phase 3 clinical study of Rintega in patients with newly diagnosed EGFRvIII-positive glioblastoma, based on the determination by the independent Data Safety and Monitoring Board that continuation of the ACT IV study would not reach statistical significance for overall survival in patients with minimal residual disease, the primary endpoint of the study, because both the Rintega arm and the control arm were performing on par with each other. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate.

We will need substantial additional financing to complete the development of our drug candidates. Further, even if we complete the development of any of our drug candidates and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that such drug candidate will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of any drug candidate, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

We may enter into collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates including, where appropriate, for our lead drug candidates. In such cases, we will depend greatly on our third-party collaborators to license, develop and commercialize such drug candidates, and they may not meet our expectations.

We may enter into co-development and commercialization partnerships for our drug candidates where appropriate. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us or at all. Furthermore some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

If we enter into collaboration agreements for one or more of our lead drug candidates, the success of such drug candidates will depend in great part upon our and our collaborators’ success in promoting them as superior to other treatment alternatives. We believe that our drug candidates can be proven to offer disease treatment with notable advantages over drugs in terms of patient compliance and effectiveness. However, there can be no assurance that we will be able to prove these advantages or that the advantages will be sufficient to support the successful commercialization of our drug candidates.

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

In order to succeed, we will need to obtain regulatory approval for our drug candidates. The FDA has not approved any of our drug candidates for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product’s development and provide information about a drug candidate’s safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval, we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a BLA or NDA is filed with the FDA, it may take more than a year to receive FDA approval.

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

Success in early clinical trials does not ensure that later clinical trials will be successful, as illustrated by the recent failure of our Phase 2b METRIC Study to reach its primary endpoint.

The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, we recently announced that our Phase 2b

METRIC Study failed to reach its primary endpoint.  Data, our interpretation of data and results for our earlier clinical studies of our drug candidates do not ensure that we will achieve similar results in later stage trials. Preclinical and clinical data are susceptible to various interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate such results in later-stage clinical trials and subsequently failed to obtain marketing approval. Drug candidates in later-stage clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical and initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed trends towards efficacy. Later-stage clinical trials with larger numbers of patients or longer durations of therapy may also reveal safety concerns that were not identified in earlier smaller or shorter trials. Our failure to demonstrate efficacy and safety data sufficient to support marketing approval for any of our drug candidates would substantially harm our business, prospectus, financial condition and results of operations.

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

As our portfolio of drug candidates moves from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients with the appropriate characteristics. At times we have experienced difficulty enrolling patients, and we may experience more difficulty as the scale of our clinical testing program increases. The factors that affect our ability to enroll patients are largely uncontrollable and include principally the following:

• the nature of the clinical test;

• the size of the patient population;

• patients’ willingness to receive a placebo or less effective treatment on the control arm of a clinical study;

• the distance between patients and clinical test sites; and

• the eligibility criteria for the trial.

If we cannot enroll patients as needed, our costs may increase, or we may be forced to delay or terminate testing for a product.

We may have delays in completing our clinical trials, and we may not complete them at all.

We have not completed the clinical trials necessary to obtain FDA approval to market any of our drug candidates in development. Clinical trials for any of our products in development may be delayed or terminated as a result of many factors, including the following:

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

• limitations or warnings contained in a drug’s FDA-approved labeling;

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

Even if any of our drug candidates receive FDA approval, the terms of the approval may limit such drug’s commercial potential. Additionally, even after receipt of FDA approval, such drug would be subject to substantial, ongoing regulatory requirements.

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

Market acceptance and sales of any of our drug candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by future health care reform measures in both the United States and foreign jurisdictions. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. In addition, government authorities and these third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for these drugs. In addition, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future drugs to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.

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

• our or any other of our partners’ pricing decisions, as applicable, including a decision to increase or decrease the price of a drug, and the pricing decisions of our competitors;

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

We may seek approval of our drug candidates outside the United States and may market future products in international markets. In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

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

We have limited experience in commercial manufacturing. We plan to rely on CMOs to manufacture drug substance and drug product for our future late-stage clinical studies and for future commercial supplies. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates, if regulatory approval is obtained, depends on the ability of such third parties to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and foreign regulatory requirements, if applicable. We also rely on CMOs for filling, packaging, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA.

For our most advanced programs, we are working with CMOs under established manufacturing arrangements that comply with the FDA’s requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful. Prior to approval of any drug candidate, the FDA must review and approve validation studies for drug product. The manufacturing processes for our drug candidates and immunotherapeutic delivery systems utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. CMOs may encounter difficulties in scaling up production, including problems involving raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the CMOs, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for such drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of drug product becomes critical to commercial success. The commercial viability of any of our drug candidates, if approved, will depend on the ability of our contract manufacturers to produce drug product on a large scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the drug.

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

We currently rely on sole suppliers for key components of our drug candidates, including Hiltonol® for CDX-1401. While we work with the suppliers of these key components to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. If our suppliers were to terminate our arrangements or fail to meet our supply needs, we might be forced to delay our development programs, or we could face disruptions in the distribution and sale of any drugs for which we obtain regulatory approval.

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

Risks Related to Business Operations

We recently implemented a plan to reduce our workforce and reprioritize our research and development pipeline.  We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our restructuring plans.

Following our recent announcement that our Phase 2b METRIC Study of glembatumumab vedotin failed to meet its primary endpoint, our decision to discontinue the glembatumumab vedotin program across all indications and our ongoing reprioritizing of its research and development pipeline, we implemented a reduction in force and terminated 41 employees in order to better align our resources with our operational needs going forward. These reductions in force will result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from the restructuring and could negatively affect our ability to advance our existing drug candidates through preclinical and clinical trials.

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

In the future if we engage in a strategic transaction or raise additional capital, we may expand our clinical development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In the long-term, assuming we raise additional capital or engage in a strategic transaction, we expect we may require significant additional investment in personnel, management systems and resources, particularly the build out of our commercial capabilities. To date we have hired a core commercial team to plan for potential commercial launches if any of our drug candidates are approved. Over the next several years, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage this potential future growth, we may continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may not operate efficiently or realize the anticipated benefits of our acquisition of Kolltan.

The success of the Kolltan merger will depend on, among other things, the combined company’s ability to operate efficiently and to achieve its business objectives, including the successful development of its drug candidates. Achieving the benefits of the acquisition will depend in part on the successful development of the preclinical and clinical programs acquired from Kolltan. Following the acquisition, we decided to modify the Fc portion of CDX-0158 because approximately two-thirds of the patients in the Phase 1 dose-escalation study of CDX-0158 in patients with advanced refractory gastrointestinal stromal tumors, or GIST, and other KIT positive tumors had infusion reactions. This second-generation version, called CDX-0159, also includes modifications to increase the half-life of the antibody, giving it an additional advantage over CDX-0158. We are developing CDX-0159 in-house with the intention of replacing CDX-0158 in clinical development. As a result in the third quarter of 2017, we recorded a non-cash partial impairment charge of $13.0 million related to this clinical program due to changes in projected development and regulatory timelines. The time periods to receive approvals from the FDA and other regulatory agencies are subject to uncertainty and therefore we will continue to evaluate the development progress for the anti-KIT program and monitor the remaining $27.0 million intangible asset for further impairment. If we experience further delays or do not successfully develop the clinical programs acquired from Kolltan, we may incur further impairment charges and may not realize the anticipated benefits of the Kolltan acquisition, which would have an adverse effect on our business prospects and results of operations.

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

From time to time we may consider strategic transactions, including acquisitions of companies, such as our acquisition of Kolltan in the fourth quarter of 2016, asset purchases and out-licensing or in-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, acquisitions of assets and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

• exposure to unknown liabilities;

• disruption of our business and diversion of our management’s time and attention in order to develop acquired products, drug candidates or technologies;

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

If we are able to integrate our acquired assets, such as Kolltan’s drug development programs and TAM technology, and licensed assets with our immunotherapy technologies, we believe these assets will give our immunotherapeutic drugs a competitive advantage. However, if we are unable to successfully integrate licensed assets, or other technologies which we have acquired or may acquire in the future, with our existing technologies and potential products currently under development, we may be unable to realize any benefit from our acquisition of these assets, or other technologies which we have acquired or may acquire in the future, and we may face the loss of our investment of financial resources and time in the integration process.

We believe that our immunotherapy technology portfolio may offer opportunities to develop immunotherapeutic drugs that treat a variety of cancers and inflammatory and infectious diseases by stimulating a patient’s immune system against those diseases. If our immunotherapy technology portfolio cannot be used to create effective immunotherapeutic drugs against a variety of diseases, we may lose all or portions of our investment in development efforts for new drug candidates.

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

We are aware of a third-party European patent that relates to use of ErbB3 antibodies for treatment of hyperproliferative disorders, including cancer. A counterpart of this patent has also issued in Japan and Australia. As a result of an opposition proceeding, the European patent was revoked in its entirety. The owner of the European patent has appealed the decision in the opposition proceeding. We do not know if the appeal will succeed, or, if successful, whether the scope of claims, post-appeal, would be relevant to our activities. Should the appeal be successful and a license be necessary for our program that targets ErbB3, we cannot predict whether we would be able to obtain such a license or, if a license were available, whether it would be available on commercially reasonable terms. If the appeal results in such third party’s patents having a valid claim relevant to our use of ErbB3 antibodies and a license under the patents is unavailable on commercially relevant terms, or at all, our ability to commercialize CDX-3379 in Europe may be impaired or delayed. We would vigorously defend ourselves, but we cannot predict whether the patents would be found valid, enforceable or infringed. We continue to monitor counterpart patent applications pending in other jurisdictions, including the United States. While we cannot predict whether claims will issue in these other jurisdictions or whether the scope of such claims would be relevant to our activities, these applications entail comparable risks to us in these other jurisdictions.

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

Our success depends upon our ability and the ability of our collaborators to develop and manufacture and, if regulatory approval is obtained, market and sell our drug candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease developing the infringing technology or product. In addition, we could be found liable for monetary damages. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

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

We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States were are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended in 2014 by the HITECH Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU regulation with respect to protection of and cross-border transfers of such data out of the EU, and this regulation will become more stringent in May 2018 when the EU’s General Data Protection Regulation (GDPR) comes into effect. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

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

For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2017 through April 2018, the market price of our common stock has fluctuated from a high of $4.02 per share in the first quarter of 2017, to a low of $0.65 per share in the second quarter of 2018. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Adverse changes to the price of our common stock could result in an impairment to the amount recorded to goodwill on our balance sheet. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

In October 2007, June 2009, December 2009 and December 2013, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of these ownership changes, utilization of our Federal net operating loss carryforwards is subject to an annual limitation. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets is determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

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

Refer to Note 15, “Income Taxes,” in the notes to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion on income taxes.

Item 5.        Other Information

Following the failure of our Phase 2b METRIC study to meet its primary endpoint, we evaluated the program asset for potential impairment related to the discontinuation of our glembatumumab vedotin program across all indications.  Following such evaluation, on May 7, 2018, we determined that we should fully impair glembatumumab vedotin program and record a non-cash impairment charge of $18.7 million for the three months ended March 31, 2018. In addition, we recognized a $0.8 million non-cash income tax benefit, a $13.6 million gain on the contingent consideration liability related to the failure of the METRIC study and updated discount rates and a $91.0 million goodwill impairment charge as the carrying value of our net assets exceeded the fair value by the same amount. See Notes 2, 4 and 6 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further discussion.

Item 6.        Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 10, 2018	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 10, 2018	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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