Form 10-Q
period 2018-06-30
Celldex Therapeutics, Inc.
filed 2018-08-08
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 162,442,332 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$43,894	$40,288
Marketable Securities	70,115	99,139
Accounts and Other Receivables	3,423	1,880
Prepaid and Other Current Assets	2,848	3,449
Total Current Assets	120,280	144,756
Property and Equipment, Net	7,478	10,372
Intangible Assets, Net	48,690	67,591
Other Assets	1,929	1,929
Goodwill	—	90,976
Total Assets	$178,377	$315,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,942	$1,715
Accrued Expenses	12,256	19,455
Current Portion of Long-Term Liabilities	4,784	6,566
Total Current Liabilities	19,982	27,736
Other Long-Term Liabilities	30,348	51,519
Total Liabilities	50,330	79,255
Commitments and Contingent Liabilities
Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2018 and December 31, 2017	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 156,645,863 and 138,520,404 Shares Issued and Outstanding at June 30, 2018 and December 31, 2017, Respectively	157	139
Additional Paid-In Capital	1,071,092	1,046,183
Accumulated Other Comprehensive Income	2,590	2,564
Accumulated Deficit	(945,792)	(812,517)
Total Stockholders’ Equity	128,047	236,369
Total Liabilities and Stockholders’ Equity	$178,377	$315,624

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
REVENUES:
Product Development and Licensing Agreements	$1,667	$694	$2,662	$1,250
Contracts and Grants	1,096	3,135	4,172	4,113
Total Revenues	2,763	3,829	6,834	5,363

OPERATING EXPENSES:
Research and Development	21,448	24,999	43,323	50,792
General and Administrative	5,621	6,534	11,215	13,763
Goodwill Impairment	—	—	90,976	—
Intangible Asset Impairment	—	—	18,677	—
(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration	(7,433)	1,000	(21,033)	4,400
Amortization of Acquired Intangible Assets	—	224	224	448
Total Operating Expenses	19,636	32,757	143,382	69,403

Operating Loss	(16,873)	(28,928)	(136,548)	(64,040)
Investment and Other Income, Net	466	362	1,245	1,213
Net Loss Before Income Tax Benefit	(16,407)	(28,566)	(135,303)	(62,827)
Income Tax Benefit	—	—	765	—
Net Loss	$(16,407)	$(28,566)	$(134,538)	$(62,827)

Basic and Diluted Net Loss Per Common Share	$(0.11)	$(0.23)	$(0.93)	$(0.51)

Shares Used in Calculating Basic and Diluted Net Loss Per Share	147,428	125,202	144,007	123,932

COMPREHENSIVE LOSS:
Net Loss	$(16,407)	$(28,566)	$(134,538)	$(62,827)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Marketable Securities	31	15	26	36
Comprehensive Loss	$(16,376)	$(28,551)	$(134,512)	$(62,791)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash Flows From Operating Activities:
Net Loss	$(134,538)	$(62,827)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,021	2,367
Amortization of Intangible Assets	224	448
Amortization and Premium of Marketable Securities, Net	(380)	(161)
Loss on Sale or Disposal of Assets	1,069	—
Goodwill Impairment	90,976	—
Intangible Asset Impairment	18,677	—
(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration	(21,033)	4,400
Non-Cash Income Tax Benefit	(765)	—
Stock-Based Compensation Expense	4,536	6,989
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(713)	425
Prepaid and Other Current Assets	801	(511)
Other Assets	—	199
Accounts Payable and Accrued Expenses	(5,895)	(6,812)
Other Liabilities	(397)	(566)
Net Cash Used in Operating Activities	(45,417)	(56,049)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	106,182	151,470
Purchases of Marketable Securities	(76,902)	(91,969)
Acquisition of Property and Equipment	(591)	(1,316)
Net Cash Provided by Investing Activities	28,689	58,185

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	19,960	21,489
Proceeds from Issuance of Stock from Employee Benefit Plans	374	76
Net Cash Provided by Financing Activities	20,334	21,565

Net Increase in Cash and Cash Equivalents	3,606	23,701
Cash and Cash Equivalents at Beginning of Period	40,288	42,461
Cash and Cash Equivalents at End of Period	$43,894	$66,162

Non-cash Investing Activities
Accrued construction in progress	$—	$87
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$57	$263

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

At June 30, 2018, the Company had cash, cash equivalents and marketable securities of $114.0 million. The Company has had recurring losses and incurred a loss of $134.5 million for the six months ended June 30, 2018. Net cash used in operations for the six months ended June 30, 2018 was $45.4 million. The Company believes that the cash, cash equivalents and marketable securities at August 8, 2018 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and six months ended June 30, 2018 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except as it relates to the adoption of new accounting standards during the first six months of 2018 as discussed below.

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

In June 2018, the FASB issued guidance that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions. The new guidance is effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on the Company’s consolidated financial statements.

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of June 30, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$28,986	—	$28,986	—
Marketable securities	70,115	—	70,115	—
	$99,101	—	$99,101	—
Liabilities:
Kolltan acquisition contingent consideration	$22,367	—	—	$22,367
	$22,367	—	—	$22,367

	As of December 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$24,061	—	$24,061	—
Marketable securities	99,139	—	99,139	—
	$123,200	—	$123,200	—
Liabilities:
Kolltan acquisition contingent consideration	$43,400	—	—	$43,400
	$43,400	—	—	$43,400

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2018 (in thousands):

Other Liabilities: Contingent Consideration

Balance at December 31, 2017	$43,400
Fair value adjustments included in operating expenses	(21,033)
Balance at June 30, 2018	$22,367

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The Company may be required to pay future consideration of up to $162.5 million that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

During the second quarter of 2018, the Company announced the failure of its clinical trial (“METRIC”) in metastatic triple-negative breast cancer to meet its primary endpoint and decision to discontinue the glembatumumab vedotin (“Glemba”) program. During the three and six months ended June 30, 2018, the Company recorded a $7.4 million and $21.0 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to discontinuation of the Glemba and CDX-014 programs and updated assumptions for the varlilumab program. During the three and six months ended June 30, 2017, the Company recorded a $1.0 million and $4.4 million loss on fair value remeasurement of contingent consideration, respectively, primarily due to changes in discount rates and the passage of time.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the six months ended June 30, 2018.

(4)  Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2018
U.S. government and municipal obligations (maturing in one year or less)	$19,362	$1	$—	$19,363
Corporate debt securities (maturing in one year or less)	50,759	—	(7)	50,752
Total Marketable Securities	$70,121	$1	$(7)	$70,115

December 31, 2017
U.S. government and municipal obligations (maturing in one year or less)	$26,164	$3	$(9)	$26,158
Corporate debt securities (maturing in one year or less)	73,007	1	(27)	72,981
Total Marketable Securities	$99,171	$4	$(36)	$99,139

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of June 30, 2018 and December 31, 2017. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments.

Marketable securities include $0.2 million and $0.3 million in accrued interest at June 30, 2018 and December 31, 2017, respectively.

(5)  Intangible Assets and Goodwill

Intangible Assets, Net

The table below presents information for the Company’s finite-lived intangible assets that are subject to amortization and indefinite-lived intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Amount
	(In thousands)
June 30, 2018
Finite-lived Intangible Assets:
License Rights (16 year life)	$14,500	$(7,623)	$(6,877)	$—
Indefinite-lived Intangible Assets:
IPR&D	60,490	—	(11,800)	48,690
Total Intangible Assets, Net	$74,990	$(7,623)	$(18,677)	$48,690

December 31, 2017
Finite-lived Intangible Assets:
License Rights (16 year life)	$14,500	$(7,399)	$—	$7,101
Indefinite-lived Intangible Assets:
IPR&D	60,490	—	—	60,490
Total Intangible Assets, Net	$74,990	$(7,399)	$—	$67,591

Finite-lived intangible assets consist solely of license rights amended under a 2009 agreement with Amgen Fremont related to developing and commercializing Glemba. As a result of the discontinuation of the Glemba program, the Company recorded a non-cash impairment charge of $6.9 million during the first quarter of 2018. Amortization expense related to this finite-lived intangible asset was $0.0 million and $0.2 million for the three and six month periods ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2017, respectively.

Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of Glemba, CDX-3379, the anti-KIT program and the TAM program. The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. As a result of the discontinuation of the Glemba program, the Company recorded a non-cash impairment charge of $11.8 million during the first quarter of 2018. CDX-3379 is in Phase 2 development. The anti-KIT and TAM programs are in preclinical development. As of June 30, 2018, none of the remaining IPR&D assets had reached technological feasibility nor did any have alternative future uses. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

Goodwill
(In thousands)
Balance at December 31, 2017	$90,976
Goodwill Impairment	(90,976)
Balance at June 30, 2018	$—

The Company evaluated goodwill for potential impairment due to the METRIC failure. The carrying amount of the Company was compared to the Company’s fair value. The Company’s fair value assessment reflected a number of significant management assumptions and estimates including the Company’s probability forecasts for pipeline assets, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company’s conclusions. Through this assessment, it was determined that the carrying amount of the Company exceeded its fair value by over $91.0 million. As such, the full goodwill asset was considered impaired and a charge of $91.0 million was recorded during the first quarter of 2018.

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 12)	$3,007	$3,772
Deferred Income From Sale of Tax Benefits	6,402	6,756
Other	1,477	1,344
Contingent Milestones (Note 4)	22,367	43,400
Deferred Revenue (Note 11)	1,879	2,813
Total	35,132	58,085
Less Current Portion	(4,784)	(6,566)
Long-Term Portion	$30,348	$51,519

In November 2015, December 2014, January 2014 and January 2013, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million, $1.1 million and $0.8 million to an independent third party for $9.2 million, $1.8 million, $1.0 million and $0.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.4 million in other income related to the sale of these tax benefits during the three and six months ended June 30, 2018, respectively, and $0.0 million and $0.5 million during the three and six months ended June 30, 2017, respectively.

(7) Stockholders’ Equity

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the six months ended June 30, 2018, the Company issued 17,953,046 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $20.0 million after deducting commission and offering expenses. At June 30, 2018, the Company had $47.0 million remaining in aggregate gross offering price available under the Cantor agreement. In July 2018, the Company issued 5,685,350 shares of its common stock resulting in net proceeds to the Company of $2.8 million.

(8) Restructuring Expenses

As a result of the METRIC failure and discontinuation of the Glemba program, the Company approved a reduction in its workforce to reduce operating costs and recorded severance expense of $1.2 million in the second quarter of 2018. At June 30, 2018, the Company recorded accrued severance of $0.5 million related to this workforce reduction.

In the second quarter of 2018, the Company decided not to occupy the first floor of its Hampton, New Jersey facility. The Company recorded lease restructuring expense of $0.4 million in the second quarter of 2018 related to this lease obligation.

(9)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2017	10,856,212	$9.40	6.1
Granted	5,046,867	0.61
Exercised	(104,500)	2.80
Canceled	(1,832,387)	8.19
Options Outstanding at June 30, 2018	13,966,192	6.43	7.4
Options Vested and Expected to Vest at June 30, 2018	13,544,093	6.59	7.3
Options Exercisable at June 30, 2018	6,482,436	11.18	5.0
Shares Available for Grant Under the 2008 Plan	4,370,007

The weighted average grant-date fair value of stock options granted during the three and six month periods ended June 30, 2018 was $0.44. Stock-based compensation expense for the three and six month periods ended June 30, 2018 and 2017 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$978	$1,871	$2,289	$3,764
General and administrative	1,070	1,579	2,247	3,225
Total stock-based compensation expense	$2,048	$3,450	$4,536	$6,989

The fair values of employee and director stock options granted during the three and six month periods ended June 30, 2018 and 2017 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expected stock price volatility	85%	76%	73 – 85%	76 – 77%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	2.9%	2.0 – 2.1%	2.8 – 3.0%	2.0 – 2.3%
Expected dividend yield	None	None	None	None

(10) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2018 are summarized below:

	Unrealized Gain/(Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(32)	$2,596	$2,564
Other comprehensive loss	26	—	26
Balance at June 30, 2018	$(6)	$2,596	$2,590

No amounts were reclassified out of accumulated other comprehensive income during the three or six months ended June 30, 2018.

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

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous guidance. There was not a material impact to revenues as a result of applying ASC 606 for the three and six month periods ended June 30, 2018, and there have not been significant changes to the Company’s business processes, systems or internal controls as a result of adopting the new standard. The Company expects revenue recognition to remain largely unchanged under the new standard.

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

Under product development agreements, revenue is generally recognized using a cost-to-cost measure of progress. Revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Due to the nature of the work performed in these arrangements, the estimation of cost at completion is complex, subject to many variables, such as expected clinical trial costs, and requires significant judgements. Circumstances can arise that change original estimates of costs or progress toward completion. Any revisions to estimates are reflected in revenue on a cumulative catch-up basis in the period in which the change in circumstances became known.

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

Contract Assets and Liabilities

The Company classifies the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. At January 1, 2018 and June 30, 2018, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets.

The Company’s contract liabilities result from arrangements where the Company has received payment in advance of performance under the contract. These amounts are included as deferred revenue within other long-term liabilities and current portion of long-term liabilities on the condensed consolidated balance sheets. Revenue recognized from contract liabilities as of January 1, 2018 during the three and six months ended June 30, 2018 was $1.0 million and $1.5 million, respectively. Revenue expected to be recognized in the future from contract liabilities as performance obligations are satisfied are not expected to be material.

Product Development and Licensing Revenue

The Company’s primary product development and licensing revenue is associated with a clinical collaboration agreement with BMS entered into in 2014 to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The Company recorded $1.7 million and $2.6 million in revenue related to this agreement during the three and six months ended June 30, 2018, respectively.

Contract and Grants Revenue

In 2017, the Company entered into fixed-fee manufacturing and research and development arrangements with both the International AIDS Vaccine Initiative (IAVI) and Frontier Biotechnologies, Inc (Frontier). The Company recognized $0.4 million and $2.7 million in revenue under these agreements during the three and six months ended June 30, 2018, respectively, and $2.3 million during both the three and six months ended June 30, 2017.

In 2013, the Company entered into an agreement, as amended, with Rockefeller University pursuant to which the Company performs manufacturing and research and development services for Rockefeller University. The Company recognized $0.6 million and $1.3 million in revenue for labor hours and direct costs incurred related to the Rockefeller University agreement during the three and six months ended June 30, 2018, respectively, and $0.3 million and $1.1 million during the three and six months ended June 30, 2017, respectively.

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

The Company recognized an income tax benefit of $19.1 million related to implementing applicable provisions of the TCJA during the year ended December 31, 2017. In accordance with SAB 118, the Company considered this adjustment to be a provisional amount based on the Company’s best estimates at December 31, 2017. During the six months ended June 30, 2018, there was no further information or change in estimates related to the provisional amount recognized during the year ended December 31, 2017. However, updated guidance, interpretations or assumptions could lead the Company to make further adjustments to income tax benefit (provision) in the future. The Company’s accounting for the tax effects of the TCJA will be completed by December 22, 2018.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of June 30, 2018 and December 31, 2017.

A net deferred tax liability of $3.0 million and $3.8 million existed at June 30, 2018 and December 31, 2017, respectively, related to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and not deductible for tax purposes. As a result of the discontinuation of the Glemba program, the Company recorded a $0.8 million non-cash income tax benefit during the first quarter of 2018.

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

	Six Months Ended June 30,
	2018	2017
Stock Options	13,966,192	12,088,710
Restricted Stock	60,005	96,668
	14,026,197	12,185,378

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

•                  our ability to regain compliance with applicable NASDAQ listing standards for continued listing of our common stock on the NASDAQ Global Market;

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

In April 2018, we announced that our randomized, Phase 2b METRIC Study of glembatumumab vedotin compared to Xeloda® (capecitabine) in patients with metastatic triple-negative breast cancers that overexpress gpNMB failed to meet its primary endpoint of improving progression-free survival (PFS). We stated that based on this result, we would prioritize our pipeline and evaluate our operational and workforce needs to extend our financial resources and direct them to continued pipeline advancement. These efforts have been completed and are reflected below.

We are focusing our efforts and resources on the continued research and development of:

•                  CDX-1140, an agonist human monoclonal antibody targeted to CD40, a key activator of immune response, currently in a Phase 1 dose-escalation study in multiple types of solid tumors;

•                  CDX-3379, a human monoclonal antibody designed to block the activity of ErbB3 (HER3), currently in an early Phase 2 study in advanced head and neck squamous cell cancer in combination with Erbitux®;

•                  CDX-301, a dendritic cell growth factor, currently being evaluated in an investigator-initiated pilot study and planned for combination study with CDX-1140; and

•                  Varlilumab, an immune modulating antibody targeting CD27 designed to enhance a patient’s immune response against cancer that is being studied in multiple investigator initiated research studies and is currently completing a Phase 1/2 study across multiple solid tumors in combination with Opdivo®. We are conducting the study in collaboration with Bristol-Myers Squibb Company (BMS). We intend to explore varlilumab externally through several investigator-initiated studies and internally through inclusion in combination studies.

As previously disclosed, to conserve resources, we discontinued development of our antibody drug conjugate programs, glembatumumab vedotin and CDX-014, and our antibody fusion protein, CDX-1401, in the second quarter of 2018.

We routinely work with external parties to collaboratively advance our drug candidates. In addition to Celldex-led studies, we also have an Investigator Initiated Research (IIR) program with five studies ongoing with our prioritized drug candidates and additional studies currently under consideration.

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

During the past five years through December 31, 2017, we incurred an aggregate of $470.9 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2018 and 2017. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(In thousands)
CDX-1140	$2,325	$4,731
CDX-3379	1,672	2,419
CDX-301	1,164	661
Varlilumab	5,660	8,620
Anti-KIT Program	3,967	2,376
TAM Program	3,056	2,384
Glembatumumab vedotin	15,694	18,532
CDX-014	1,173	1,350
CDX-1401	348	314
Other Programs	8,264	9,405
Total R&D Expense	$43,323	$50,792

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

We initiated a Phase 1 study of CDX-1140 in November 2017. This study, which is expected to enroll up to approximately 105 patients with recurrent, locally advanced or metastatic solid tumors, is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments. To this end, we recently amended the Phase 1 study protocol to explore CDX-1140 in combination with CDX-301 and are considering additional combinations, including with varlilumab.

CDX-3379

CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies and is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. We believe the proposed mechanism of action for CDX-3379 sets it apart from other drugs in development in this class due to its ability to block both ligand-independent and ligand-dependent ErbB3 signaling by binding to a unique epitope. It has a favorable pharmacologic profile, including a longer half-life and slower clearance relative to other drug candidates in this class. We believe CDX-3379 also has potential to enhance anti-tumor activity and/or overcome resistance in combination with other targeted and cytotoxic therapies to directly kill tumor cells. Tumor cell death and the ensuing release of new tumor antigens has the potential to serve as a focus for combination therapy with immuno-oncology approaches, even in refractory patients. CDX-3379 has been evaluated in three Phase 1 studies for the treatment of multiple solid tumors that express ErbB3 and is currently being evaluated in a Phase 2 study in combination with Erbitux in Erbitux-resistant, advanced head and neck squamous cell carcinoma.

A Phase 1a/1b study of CDX-3379 was conducted in solid tumors. The study included a single-agent, dose-escalation portion and combination expansion cohorts. The single-agent, dose-escalation portion of the study did not identify an MTD, and there were no dose limiting toxicities. Four combination arms across multiple tumor types were added to evaluate CDX-3379 with several drugs that target EGFR, HER2 or BRAF. They include combinations with Erbitux® (n=16), Tarceva® (n=8), Zelboraf® (n=9) and Herceptin® (n=10). Patients had advanced disease and were generally heavily pretreated. Across the combination arms, the most frequent adverse events were diarrhea, nausea, rash and fatigue. Objective responses were observed in the Erbitux and Zelboraf combination arms. In the Erbitux arm, there was one durable complete response in a patient with head and neck cancer, who had been previously treated with Erbitux and was refractory. In the Zelboraf arm, there were two partial responses in patients who had lung cancer, one of whom had been previously treated with Tafinlar® and was considered refractory, as well as an unconfirmed partial response in a patient with thyroid cancer. Initial data were presented at the 2016 American Society of Clinical Oncology (ASCO) Annual Meeting.

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

We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The primary objective of the study is objective response rate. Secondary objectives include assessments of clinical benefit response (CBR), duration of response (DOR), PFS and overall survival (OS), and safety and pharmacokinetics associated with the combination.

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

Single-Agent Phase 1 Study:  In an open-label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers, varlilumab demonstrated an acceptable safety profile and induced immunologic activity in patients that is consistent with both its proposed mechanism of action and data in preclinical models. A total of 90 patients received varlilumab in the study at multiple clinical sites in the U.S. In both the solid tumor and hematologic dose escalations, the pre-specified maximum dose level (10 mg/kg) was reached without identification of an MTD. The majority of adverse events, or AEs, related to treatment were mild to moderate (Grade 1/2) in severity, and no significant immune-mediated adverse events typically associated with checkpoint blockade were observed. Durable, multi-year clinical benefit was demonstrated in select patients without additional anti-cancer therapy. Final results from the study in patients with solid tumors were published in the Journal of Clinical Oncology in April 2017.

Phase 1/2 Varlilumab/Opdivo Combination Study:  In 2014, we entered into a clinical trial collaboration with BMS to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo, BMS’ PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. The Phase 1 portion of the study was initiated in January 2015 and conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo. It was followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. Enrollment to the Phase 2 portion of the study was completed in January 2018 with cohorts in colorectal cancer (n=21), ovarian cancer (n=58), head and neck squamous cell carcinoma (n=24), renal cell carcinoma (n=14) and glioblastoma (n=22). The primary objective of the Phase 2 cohorts is objective response rate, or ORR, except glioblastoma, where the primary objective is the rate of 12-month OS.

Data from the ovarian and colorectal cancer cohorts were presented in an oral presentation at the 2018 ASCO Annual Meeting. Sixty-six patients with ovarian cancer were treated in the study (8 patients in Phase 1; 58 patients in Phase 2). Patients had a median of three prior lines of therapy, 91% had Stage IV disease and 66% had PD-L1 negative tumors. The overall response rate was

14% (n=9; 7 confirmed, 2 unconfirmed) across 64 response-evaluable patients. For patients with paired tumor samples (n=24) from before and during treatment, increases in tumor expression of PD-L1 and CD8+ TIL levels were observed. These increases were associated with improved clinical outcome, including improved progression-free survival (PFS) and response rate.

Forty-two patients with colorectal cancer were treated in the study (21 patients in Phase 1; 21 patients in Phase 2). Patients had a median of four prior lines of therapy, 100% had Stage IV disease and 87% had PD-L1 negative tumors. One patient had disease that was MSI-high and 21 patients had disease that was MSI-low/mismatch repair (MMR) proficient; MSI status for the remaining 20 patients was unknown. One patient with PD-L1 negative, MSI-high disease experienced a confirmed partial response in the Phase 2 study portion. Of note, a patient with PD-L1 negative disease, initially considered MMR proficient as determined by standard screening laboratory analysis, achieved a near complete response in the Phase 1 portion of the study, which continued at last follow-up at 35 months. This patient’s tumor had a high mutational burden and mutations in genes regulating DNA repair, which together likely contributed to the response. Disease control rate for the response-evaluable population was 20% (8/41).

We recently reviewed preliminary data from the head and neck squamous cell carcinoma (HNSCC) and renal cell carcinoma (RCC) cohorts. Twenty-seven patients with HNSCC were treated in the study (3 patients in Phase 1; 24 patients in Phase 2). Patients had a median of two prior lines of therapy, 96% had Stage IV disease, 63% had PD-L1 negative tumors and 52% had HPV positive tumors. The overall response rate was 15% (n=4 confirmed) across 27 response-evaluable patients. In this small sample size, no correlation between PDL-1 status and clinical outcome was observed. Given the changing treatment paradigm in renal cell carcinoma, only fourteen patients with RCC were treated in the study, all in Phase 2. All patients had experienced prior angiogenic therapy, with a range of 1 to 4 prior treatments, 100% had Stage IV disease and 50% had PD-L1 negative tumors. 39% of patients experienced stable disease.

We plan to present data from the GBM cohort at a medical meeting later this year.

Future development of varlilumab is focused on inclusion in internal combination studies, including potentially in the ongoing Phase 1 trial of CDX-1140, and several external investigator-initiated studies.

CDX-301

CDX-301, a recombinant FMS-like tyrosine kinase 3 ligand, or Flt3L, is a hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells, and in combination with other agents may potentiate anti-tumor responses. Depending on the setting, cells expanded by CDX-301 promote either enhanced or permissive immunity. CDX-301 is in clinical development for multiple cancers in combination with treatments that release tumor antigens, such as radiation therapy. We licensed CDX-301 from Amgen Inc. and believe CDX-301 may hold significant opportunity for synergistic development in combination with other proprietary molecules in our portfolio, as well as with approved or investigational therapies for the treatment of cancer.

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

Discontinued programs

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

CDX-014

CDX-014 is a human monoclonal ADC that targets T cell immunoglobulin and mucin domain 1, or TIM-1, and uses Seattle Genetics’ MMAE toxin and linker technology. CDX-014 was being studied in a Phase 1/2 trial in patients with both clear cell and papillary renal cell carcinoma and ovarian clear cell carcinoma. To conserve resources, as part of our pipeline prioritization conducted in April 2018, we discontinued development of CDX-014. Study closure activities are in process.

CDX-1401

CDX-1401 is an NY-ESO-1-antibody fusion protein for immunotherapy in multiple solid tumors. Its potential activity was being explored in investigator-sponsored and collaborative studies. To conserve resources, as part of our pipeline prioritization conducted in April 2018, we discontinued development of CDX-1401.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$1,667	$694	$973	140%
Contracts and Grants	1,096	3,135	(2,039)	(65)%
Total Revenue	$2,763	$3,829	$(1,066)	(28)%
Operating Expenses:
Research and Development	21,448	24,999	(3,551)	(14)%
General and Administrative	5,621	6,534	(913)	(14)%
(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration	(7,433)	1,000	8,433	843%
Amortization of Acquired Intangible Assets	—	224	(224)	(100)%
Total Operating Expense	19,636	32,757	(13,121)	(40)%
Operating Loss	(16,873)	(28,928)	(12,055)	(42)%
Investment and Other Income, Net	466	362	104	29%
Net Loss	$(16,407)	$(28,566)	$(12,159)	(43)%

Net Loss

The $12.2 million decrease in net loss for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily the result of the gain on fair value remeasurement of contingent consideration and a decrease in research and development expenses.

Revenue

The $1.0 million increase in product development and licensing agreements revenue for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to an increase in revenue related to our BMS agreement. The $2.0 million decrease in contracts and grants revenue for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreement with the International AIDS Vaccine Initiative.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Three Months Ended June 30,		Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Personnel	$7,719	$9,123	$(1,404)	(15)%
Laboratory Supplies	1,212	1,356	(144)	(11)%
Facility	2,019	2,113	(94)	(4)%
License Fees	71	147	(76)	(52)%
Product Development	7,576	9,704	(2,128)	(22)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.4 million decrease in personnel expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense partially offset by severance expense of $1.0 million. We expect personnel expenses to decrease over the next twelve months due to the Company’s restructuring in April 2018.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million decrease in laboratory supply expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.1 million decrease in facility expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to lower repairs and utilities expense. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.1 million decrease in license fee expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.1 million decrease in product development expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a decrease in clinical trial expenses of $1.3 million and a decrease in contract manufacturing expenses of $0.7 million. The amount of product development expenses incurred over the next twelve months is expected to decrease due to the discontinuation of the Glemba and CDX-014 programs.

General and Administrative Expense

The $0.9 million decrease in general and administrative expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense and marketing expense. The amount of general and administrative expenses incurred over the next twelve months is expected to decrease due to the Company’s restructuring in April 2018.

Gain on Fair Value Remeasurement of Contingent Consideration

The $7.4 million gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2018 was due to a reduction in fair value as a result of discontinuation of the CDX-014 program and updated assumptions for the varlilumab program.

Amortization Expense

The decrease in amortization expense for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was the result of impairing the remaining balance of our intangible assets subject to amortization during the first quarter of 2018 due to the discontinuation of the Glemba program.

Investment and Other Income, Net

The $0.1 million increase in investment and other income, net for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher interest rates on fixed income investments. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$2,662	$1,250	$1,412	113%
Contracts and Grants	4,172	4,113	59	1%
Total Revenue	$6,834	$5,363	$1,471	27%
Operating Expenses:
Research and Development	43,323	50,792	(7,469)	(15)%
General and Administrative	11,215	13,763	(2,548)	(19)%
Goodwill Impairment	90,976	—	90,976	n/a
Intangible Asset Impairment	18,677	—	18,677	n/a
(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration	(21,033)	4,400	25,433	578%
Amortization of Acquired Intangible Assets	224	448	(224)	(50)%
Total Operating Expense	143,382	69,403	73,979	107%
Operating Loss	(136,548)	(64,040)	72,508	113%
Investment and Other Income, Net	1,245	1,213	32	3%
Net Loss Before Income Tax Benefit	(135,303)	(62,827)	72,476	115%
Income Tax Benefit	765	—	765	n/a
Net Loss	$(134,538)	$(62,827)	$71,711	114%

Net Loss

The $71.7 million increase in net loss for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily the result of the non-cash charges related to fully impairing our goodwill asset and Glemba-related intangible assets. This increase was partially offset by the gain on fair value remeasurement of contingent consideration and a decrease in research and development expenses.

Revenue

The $1.4 million increase in product development and licensing agreements revenue for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to an increase in revenue related to our BMS agreement. The $0.1 million increase in contracts and grants revenue for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily related to an increase in services performed under our contract manufacturing and research and development agreement with Frontier Biotechnologies, Inc.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Personnel	$16,776	$19,146	$(2,370)	(12)%
Laboratory Supplies	2,469	2,312	157	7%
Facility	4,082	4,593	(511)	(11)%
License Fees	158	317	(159)	(50)%
Product Development	14,925	19,649	(4,724)	(24)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.4 million decrease in personnel expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense partially offset by severance expense of $1.0 million.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.2 million increase in laboratory supply expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.5 million decrease in facility expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to lower depreciation expense.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.2 million decrease in license fee expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.7 million decrease in product development expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a decrease in clinical trial expenses of $2.6 million and a decrease in contract research expenses of $1.6 million.

General and Administrative Expense

The $2.5 million decrease in general and administrative expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense and marketing expense.

Gain on Fair Value Remeasurement of Contingent Consideration

The $21.0 million gain on fair value remeasurement of contingent consideration for the six months ended June 30, 2018 was due to discontinuation of the Glemba and CDX-014 programs and updated assumptions for the varlilumab program.

Amortization Expense

The decrease in amortization expense for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was the result of impairing the remaining balance of our intangible assets subject to amortization during the first quarter of 2018 due to the discontinuation of the Glemba program.

Investment and Other Income, Net

Investment and other income, net for the six months ended June 30, 2018 was consistent with the six months ended June 30, 2017.

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

At June 30, 2018, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $114.0 million. We have had recurring losses and incurred a loss of $134.5 million for the six months ended June 30, 2018. Net cash used in operations for the six months ended June 30, 2018 was $45.4 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2018, combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2020. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $45.4 million for the six months ended June 30, 2018 as compared to $56.0 million for the six months ended June 30, 2017. The decrease in net cash used in operating activities was primarily due to an increase in revenue and decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will decrease over the next twelve months primarily due to the restructuring we announced in April 2018 and the pipeline prioritization initiative, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $28.7 million for the six months ended June 30, 2018 as compared to $58.2 million for the six months ended June 30, 2017. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the six months ended June 30, 2018 of $29.3 million as compared to $59.5 million for the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing activities was $20.3 million for the six months ended June 30, 2018 as compared to $21.6 million for the six months ended June 30, 2017. Net proceeds from stock issuances pursuant to employee benefit plans were $0.4 million during the six months ended June 30, 2018 as compared to $0.1 million for the six months ended June 30, 2017.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the six months ended June 30, 2018, we issued 17,953,046 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $20.0 million after deducting commission and offering expenses. At June 30, 2018, we had $47.0 million remaining in aggregate gross offering price available under the Cantor agreement. In July 2018, we issued 5,685,350 shares of its common stock resulting in net proceeds to us of $2.8 million.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at June 30, 2018 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2018, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

We are not currently in compliance with the continued listing requirements for NASDAQ. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the NASDAQ Global Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On May 29, 2018, we received a written notice from NASDAQ indicating that we are not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Global Market. We have 180 calendar days in which to regain compliance. We can regain compliance if at any time during this 180 day period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

At our annual meeting of stockholders in June 2018, our stockholders approved a proposal to grant discretionary authority to our board of directors to amend our certificate of incorporation to effect a reverse split of our outstanding shares of common stock within a range of one share of common stock for every ten shares of common stock to one share of common stock for every fifteen shares of common stock, with the exact reverse split ratio to be decided and publicly announced by the board of directors prior to the effective time of the amendment to our certificate of incorporation. We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the NASDAQ Global Market in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

Item 6.                         Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

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

*10.1	Form of Non-Employee Director Stock Option Agreement

*31.1	Certification of President and Chief Executive Officer

*31.2	Certification of Senior Vice President and Chief Financial Officer

**32.1	Section 1350 Certifications

*101	XBRL Instance Document.

*101	XBRL Taxonomy Extension Schema Document.

*101	XBRL Taxonomy Extension Calculation Linkbase Document.

*101	XBRL Taxonomy Extension Definition Linkbase Document.

*101	XBRL Taxonomy Extension Label Linkbase Document.

*101	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 8, 2018	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 8, 2018	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)