Form 10-Q
period 2018-09-30
Celldex Therapeutics, Inc.
filed 2018-11-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

As of October 31, 2018, 172,465,567 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,823	$40,288
Marketable Securities	72,795	99,139
Accounts and Other Receivables	3,175	1,880
Prepaid and Other Current Assets	2,176	3,449
Total Current Assets	110,969	144,756
Property and Equipment, Net	6,699	10,372
Intangible Assets, Net	48,690	67,591
Other Assets	1,929	1,929
Goodwill	—	90,976
Total Assets	$168,287	$315,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,311	$1,715
Accrued Expenses	9,614	19,455
Current Portion of Long-Term Liabilities	4,926	6,566
Total Current Liabilities	16,851	27,736
Other Long-Term Liabilities	23,302	51,519
Total Liabilities	40,153	79,255
Commitments and Contingent Liabilities
Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2018 and December 31, 2017	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 168,575,504 and 138,520,404 Shares Issued and Outstanding at September 30, 2018 and December 31, 2017, Respectively	169	139
Additional Paid-In Capital	1,078,419	1,046,183
Accumulated Other Comprehensive Income	2,582	2,564
Accumulated Deficit	(953,036)	(812,517)
Total Stockholders’ Equity	128,134	236,369
Total Liabilities and Stockholders’ Equity	$168,287	$315,624

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
REVENUES:
Product Development and Licensing Agreements	$131	$1,238	$2,792	$2,488
Contracts and Grants	810	2,686	4,982	6,799
Total Revenues	941	3,924	7,774	9,287

OPERATING EXPENSES:
Research and Development	11,918	21,915	55,242	72,707
General and Administrative	3,722	5,346	14,936	19,109
Goodwill Impairment	—	—	90,976	—
Intangible Asset Impairment	—	13,000	18,677	13,000
Gain on Fair Value Remeasurement of Contingent Consideration	(6,935)	(4,600)	(27,968)	(200)
Amortization of Acquired Intangible Assets	—	224	224	672
Total Operating Expenses	8,705	35,885	152,087	105,288

Operating Loss	(7,764)	(31,961)	(144,313)	(96,001)
Investment and Other Income, Net	521	398	1,767	1,611
Net Loss Before Income Tax Benefit	(7,243)	(31,563)	(142,546)	(94,390)
Income Tax Benefit	—	5,200	765	5,200
Net Loss	$(7,243)	$(26,363)	$(141,781)	$(89,190)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(0.20)	$(0.94)	$(0.71)

Shares Used in Calculating Basic and Diluted Net Loss Per Share	163,679	129,640	150,636	125,856

COMPREHENSIVE LOSS:
Net Loss	$(7,243)	$(26,363)	$(141,781)	$(89,190)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Marketable Securities	(8)	11	18	47
Comprehensive Loss	$(7,251)	$(26,352)	$(141,763)	$(89,143)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash Flows From Operating Activities:
Net Loss	$(141,781)	$(89,190)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,856	3,392
Amortization of Intangible Assets	224	672
Amortization and Premium of Marketable Securities, Net	(666)	(171)
Loss on Sale or Disposal of Assets	1,170	6
Goodwill Impairment	90,976	—
Intangible Asset Impairment	18,677	13,000
Gain on Fair Value Remeasurement of Contingent Consideration	(27,968)	(200)
Non-Cash Income Tax Benefit	(765)	(5,200)
Stock-Based Compensation Expense	6,329	9,728
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(790)	(1,229)
Prepaid and Other Current Assets	1,545	525
Other Assets	—	132
Accounts Payable and Accrued Expenses	(9,246)	(10,888)
Other Liabilities	(366)	(987)
Net Cash Used in Operating Activities	(59,805)	(80,410)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	178,335	183,683
Purchases of Marketable Securities	(151,558)	(122,235)
Acquisition of Property and Equipment	(651)	(1,598)
Proceeds from Sale or Disposal of Assets	342	—
Net Cash Provided by Investing Activities	26,468	59,850

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	25,453	32,642
Proceeds from Issuance of Stock from Employee Benefit Plans	419	192
Net Cash Provided by Financing Activities	25,872	32,834

Net (Decrease) Increase in Cash and Cash Equivalents	(7,465)	12,274
Cash and Cash Equivalents at Beginning of Period	40,288	42,461
Cash and Cash Equivalents at End of Period	$32,823	$54,735

Non-cash Investing Activities
Accrued construction in progress	$86	$75
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$65	$302

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

At September 30, 2018, the Company had cash, cash equivalents and marketable securities of $105.6 million. The Company has had recurring losses and incurred a loss of $141.8 million for the nine months ended September 30, 2018. Net cash used in operations for the nine months ended September 30, 2018 was $59.8 million. The Company believes that the cash, cash equivalents and marketable securities at November 7, 2018 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except as it relates to the adoption of new accounting standards during the first nine months of 2018 as discussed below.

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

On July 1, 2018, the Company adopted a U.S. GAAP standard that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance is applied to nonemployee share-based transactions. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The Company will adopt the new guidance for its fiscal year beginning January 1, 2019 and expects to use the modified retrospective transition method, which requires the Company to apply the standard as of the effective date and does not require restatement of prior periods. The Company does not expect that this standard will have a material impact on its Consolidated Statement of Operations and Comprehensive Loss or Statement of Cash Flow, however the Company expects that adoption of this standard will result in the recognition of material right-of-use assets and lease liabilities on its Consolidated Balance Sheet.

In August 2018, the SEC issued a final rule amending certain disclosure requirements including expanding the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the consolidated balance sheet must be provided in a note or separate statement. This final rule will be effective for the quarter ended March 31, 2019. The Company is currently evaluating the impact of the final rule on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued amendments that modify certain disclosure requirements for fair value measurements. The amendments become effective for our fiscal year, including interim periods, beginning January 1, 2020. Early adoption, of all the amendments or only the provisions that eliminate or modify the requirements, is permitted.  The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of September 30, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$24,145	—	$24,145	—
Marketable securities	72,795	—	72,795	—
	$96,940	—	$96,940	—
Liabilities:
Kolltan acquisition contingent consideration	$15,432	—	—	$15,432
	$15,432	—	—	$15,432

	As of December 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$24,061	—	$24,061	—
Marketable securities	99,139	—	99,139	—
	$123,200	—	$123,200	—
Liabilities:
Kolltan acquisition contingent consideration	$43,400	—	—	$43,400
	$43,400	—	—	$43,400

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2018 (in thousands):

Other Liabilities: Contingent Consideration

Balance at December 31, 2017	$43,400
Fair value adjustments included in operating expenses	(27,968)
Balance at September 30, 2018	$15,432

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

During the three months ended September 30, 2018, the Company recorded a $6.9 million gain on fair value remeasurement of contingent consideration primarily due to lower probability that milestones related to our anti-KIT program would be triggered by the Company’s current anti-KIT program development. During the nine months ended September 30, 2018, the Company recorded a $28.0 million gain on fair value remeasurement of contingent consideration primarily due to discontinuation of the Glemba and CDX-014 programs, updated assumptions for the varlilumab program, and lower probability that milestones related to our anti-KIT program would be triggered by the Company’s current anti-KIT program development. During the three and nine months ended September 30, 2017, the Company recorded a $4.6 million and $0.2 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to a reduction in fair value attributed to the milestones related to the Company’s anti-KIT program and partially offset by losses related to changes in discount rates and the passage of time affecting remaining milestones.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the nine months ended September 30, 2018.

(4)  Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2018
U.S. government and municipal obligations (maturing in one year or less)	$22,318	$—	$(7)	$22,311
Corporate debt securities (maturing in one year or less)	50,491	—	(7)	50,484
Total Marketable Securities	$72,809	$—	$(14)	$72,795

December 31, 2017
U.S. government and municipal obligations (maturing in one year or less)	$26,164	$3	$(9)	$26,158
Corporate debt securities (maturing in one year or less)	73,007	1	(27)	72,981
Total Marketable Securities	$99,171	$4	$(36)	$99,139

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of September 30, 2018 and December 31, 2017. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments.

Marketable securities include $0.1 million and $0.3 million in accrued interest at September 30, 2018 and December 31, 2017, respectively.

(5)  Intangible Assets and Goodwill

Intangible Assets, Net

The table below presents information for the Company’s finite-lived intangible assets that are subject to amortization and indefinite-lived intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Amount
	(In thousands)
September 30, 2018
Finite-lived Intangible Assets:
License Rights	$14,500	$(7,623)	$(6,877)	$—
Indefinite-lived Intangible Assets:
IPR&D	60,490	—	(11,800)	48,690
Total Intangible Assets, Net	$74,990	$(7,623)	$(18,677)	$48,690

December 31, 2017
Finite-lived Intangible Assets:
License Rights	$14,500	$(7,399)	$—	$7,101
Indefinite-lived Intangible Assets:
IPR&D	60,490	—	—	60,490
Total Intangible Assets, Net	$74,990	$(7,399)	$—	$67,591

Finite-lived intangible assets consist solely of license rights amended under a 2009 agreement with Amgen Fremont related to developing and commercializing Glemba. As a result of the discontinuation of the Glemba program, the Company recorded a non-cash impairment charge of $6.9 million during the first quarter of 2018. Amortization expense related to this finite-lived intangible asset was $0.0 million and $0.2 million for the three and nine month periods ended September 30, 2018, respectively, and $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2017, respectively.

Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of CDX-3379, the anti-KIT program and the TAM program. The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. As a result of the discontinuation of the Glemba program, the Company recorded a non-cash impairment charge of $11.8 million during the first quarter of 2018. CDX-3379 is in Phase 2 development. The anti-KIT and TAM programs are in preclinical development. As of September 30, 2018, none of the remaining IPR&D assets had reached technological feasibility nor did any have alternative future uses. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

Goodwill
(In thousands)
Balance at December 31, 2017	$90,976
Goodwill Impairment	(90,976)
Balance at September 30, 2018	$—

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

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 12)	$3,007	$3,772
Deferred Income From Sale of Tax Benefits	6,402	6,756
Other	1,305	1,344
Contingent Milestones (Note 4)	15,432	43,400
Deferred Revenue (Note 11)	2,082	2,813
Total	28,228	58,085
Less Current Portion	(4,926)	(6,566)
Long-Term Portion	$23,302	$51,519

In November 2015, December 2014 and January 2014, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million and $1.1 million to an independent third party for $9.2 million, $1.8 million and $1.0 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.4 million in other income related to the sale of these tax benefits during the three and nine months ended September 30, 2018, respectively, and $0.0 million and $0.5 million during the three and nine months ended September 30, 2017, respectively.

(7) Stockholders’ Equity

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the nine months ended September 30, 2018, the Company issued 29,760,486 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $25.5 million after deducting commission and offering expenses. At September 30, 2018, the Company had $41.3 million remaining in aggregate gross offering price available under the Cantor agreement. In October 2018, the Company issued 3,884,597 shares of its common stock resulting in net proceeds to the Company of $1.6 million.

(8) Restructuring Expenses

As a result of the METRIC failure and discontinuation of the Glemba program, the Company approved a reduction in its workforce to reduce operating costs and recorded severance expense of $1.2 million in the nine months ended September 30, 2018. At September 30, 2018, the Company recorded accrued severance of $0.2 million related to this workforce reduction.

(9)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2017	10,856,212	$9.40	6.1
Granted	5,056,467	0.61
Exercised	(104,500)	2.80
Canceled	(2,568,090)	8.76
Options Outstanding at September 30, 2018	13,240,089	6.22	7.4
Options Vested and Expected to Vest at September 30, 2018	12,884,023	6.36	7.3
Options Exercisable at September 30, 2018	6,190,301	10.97	5.2
Shares Available for Grant Under the 2008 Plan	5,096,110

The weighted average grant-date fair value of stock options granted during the three and nine month periods ended September 30, 2018 was $0.30 and $0.44, respectively. Stock-based compensation expense for the three and nine month periods ended September 30, 2018 and 2017 was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$799	$1,546	$3,088	$5,310
General and administrative	994	1,193	3,241	4,418
Total stock-based compensation expense	$1,793	$2,739	$6,329	$9,728

The fair values of employee and director stock options granted during the three and nine month periods ended September 30, 2018 and 2017 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expected stock price volatility	85%	76%	73 – 85%	76 – 77%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	2.8%	2.0%	2.8 – 3.0%	2.0 – 2.3%
Expected dividend yield	None	None	None	None

(10) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2018 are summarized below:

	Unrealized Gain/(Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(32)	$2,596	$2,564
Other comprehensive loss	18	—	18
Balance at September 30, 2018	$(14)	$2,596	$2,582

No amounts were reclassified out of accumulated other comprehensive income during the three or nine months ended September 30, 2018.

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

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous guidance. There was not a material impact to revenues as a result of applying ASC 606 for the three and nine month periods ended September 30, 2018, and there have not been significant changes to the Company’s business processes, systems or internal controls as a result of adopting the new standard. The Company expects revenue recognition to remain largely unchanged under the new standard.

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

Contract Assets and Liabilities

The Company classifies the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. At January 1, 2018 and September 30, 2018, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets.

The Company’s contract liabilities result from arrangements where the Company has received payment in advance of performance under the contract. These amounts are included as deferred revenue within current portion of long-term liabilities on the condensed consolidated balance sheets. Revenue recognized from contract liabilities as of January 1, 2018 during the three and nine months ended September 30, 2018 was $0.0 million and $1.5 million, respectively. Revenue expected to be recognized in the future from contract liabilities as performance obligations are satisfied are not expected to be material.

Product Development and Licensing Revenue

The Company’s primary product development and licensing revenue is associated with a clinical collaboration agreement with BMS entered into in 2014 to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The Company recorded $0.1 million and $2.7 million in revenue related to this agreement during the three and nine months ended September 30, 2018, respectively.

Contract and Grants Revenue

In 2017, the Company entered into fixed-fee manufacturing and research and development arrangements with both the International AIDS Vaccine Initiative (IAVI) and Frontier Biotechnologies, Inc (Frontier). The Company recognized $0.1 million and $2.8 million in revenue under these agreements during the three and nine months ended September 30, 2018, respectively, and $2.3 million and $4.6 million during the three and nine months ended September 30, 2017.

In 2013, the Company entered into an agreement, as amended, with Rockefeller University pursuant to which the Company performs manufacturing and research and development services for Rockefeller University. The Company recognized $0.5 million and $1.8 million in revenue for labor hours and direct costs incurred related to the Rockefeller University agreement during the three and nine months ended September 30, 2018, respectively, and $0.3 million and $1.4 million during the three and nine months ended September 30, 2017, respectively.

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

The Company recognized an income tax benefit of $19.1 million related to implementing applicable provisions of the TCJA during the year ended December 31, 2017. In accordance with SAB 118, the Company considered this adjustment to be a provisional amount based on the Company’s best estimates at December 31, 2017. The Company’s accounting for the tax effects of the TCJA is complete as of September 30, 2018.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2018 and December 31, 2017.

A net deferred tax liability of $3.0 million and $3.8 million existed at September 30, 2018 and December 31, 2017, respectively, related to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and not deductible for tax purposes. As a result of the discontinuation of the Glemba program, the Company recorded a $0.8 million non-cash income tax benefit during the first quarter of 2018.

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

	Nine Months Ended September 30,
	2018	2017
Stock Options	13,240,089	11,582,818
Restricted Stock	60,005	96,668
	13,300,094	11,679,486

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

•                  CDX-301, a dendritic cell growth factor, currently being evaluated in a combination study with CDX-1140; and

•                  Varlilumab, an immune modulating antibody targeting CD27 designed to enhance a patient’s immune response against cancer that is currently completing a Phase 1/2 study in combination with Opdivo® in collaboration with Bristol-Myers Squibb Company (BMS).

We routinely work with external parties to collaboratively advance our drug candidates. In addition to Celldex-led studies, we also have an Investigator Initiated Research (IIR) program with seven studies ongoing with our prioritized drug candidates and additional studies currently under consideration.

In April 2018, we announced that our Phase 2b METRIC Study of glembatumumab vedotin in metastatic triple-negative breast cancer did not meet its primary endpoint. Based on this result, in the second quarter of 2018, we prioritized our pipeline and evaluated our operational and workforce needs to extend our financial resources and direct them to continued pipeline advancement. As previously disclosed, in line with this initiative and to conserve resources, we discontinued development of glembatumumab vedotin, CDX-014 and CDX-1401.

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

During the past five years through December 31, 2017, we incurred an aggregate of $470.9 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2018 and 2017. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(In thousands)
CDX-1140	$3,756	$5,788
CDX-3379	2,935	3,611
CDX-301	1,616	1,058
Varlilumab	7,222	11,956
Anti-KIT Program	6,436	3,223
TAM Program	4,245	3,914
Glembatumumab vedotin	16,355	26,240
CDX-014	1,412	1,925
CDX-1401	420	617
Other Programs	10,845	14,375
Total R&D Expense	$55,242	$72,707

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

We initiated a Phase 1 study of CDX-1140 in November 2017. This study is expected to enroll up to approximately 150 patients with recurrent, locally advanced or metastatic solid tumors and was recently amended to also include lymphoma. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments. To this end, in the second quarter of 2018, we amended the Phase 1 study protocol to also explore CDX-1140 in combination with CDX-301 and are considering additional combinations, including with varlilumab.

Interim data from the Phase 1 study has been accepted for presentation on Friday, November 9, 2018 at the Society for Immunotherapy of Cancer (SITC) Annual Meeting.

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

We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The study employs a two-stage design with an interim futility analysis following enrollment of the first 13 patients. Enrollment to the first stage of the Phase 2 study (n=13) is nearing completion with a number of patients still undergoing treatment and not yet eligible for response evaluation. The primary objective of the study is objective response rate. Secondary objectives include assessments of clinical benefit response (CBR), duration of response (DOR), PFS and overall survival (OS), and safety and pharmacokinetics associated with the combination. CDX-3379 is also being studied in an investigator-sponsored study.

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

In the second quarter of 2018, we reported preliminary data from the head and neck squamous cell carcinoma (HNSCC) and renal cell carcinoma (RCC) cohorts. Twenty-seven patients with HNSCC were treated in the study (3 patients in Phase 1; 24 patients in Phase 2). Patients had a median of two prior lines of therapy, 96% had Stage IV disease, 63% had PD-L1 negative tumors and 52% had HPV positive tumors. The overall response rate was 15% (n=4 confirmed) across 27 response-evaluable patients. In this small sample size, no correlation between PDL-1 status and clinical outcome was observed. Given the changing treatment paradigm in renal cell carcinoma, only fourteen patients with RCC were treated in the study, all in Phase 2. All patients had experienced prior angiogenic therapy, with a range of 1 to 4 prior treatments, 100% had Stage IV disease and 50% had PD-L1 negative tumors. 39% of patients experienced stable disease.

Data from the GBM cohort has been accepted for presentation on Saturday, November 17, 2018 at the Society for Neuro-oncology (SNO) Annual Meeting.

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

CDX-301 is being used as a priming agent to potentially increase the number of cells available to respond to CDX-1140 in the ongoing Phase 1 trial of CDX-1140. CDX-301 is also in clinical development for multiple cancers in ongoing and planned investigator-sponsored and collaborative studies, including in combination with treatments that release tumor antigens, such as radiation therapy.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$131	$1,238	$(1,107)	(89)%
Contracts and Grants	810	2,686	(1,876)	(70)%
Total Revenue	$941	$3,924	$(2,983)	(76)%
Operating Expenses:
Research and Development	11,918	21,915	(9,997)	(46)%
General and Administrative	3,722	5,346	(1,624)	(30)%
Intangible Asset Impairment	—	13,000	(13,000)	(100)%
Gain on Fair Value Remeasurement of Contingent Consideration	(6,935)	(4,600)	2,335	51%
Amortization of Acquired Intangible Assets	—	224	(224)	(100)%
Total Operating Expense	8,705	35,885	(27,180)	(76)%
Operating Loss	(7,764)	(31,961)	(24,197)	(76)%
Investment and Other Income, Net	521	398	123	31%
Net Loss Before Income Tax Benefit	$(7,243)	$(31,563)	$(24,320)	(77)%
Income Tax Benefit	—	5,200	(5,200)	(100)%
Net Loss	(7,243)	(26,363)	(19,120)	(73)%

Net Loss

The $19.1 million decrease in net loss for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily the result of a decrease in intangible asset impairment expense and a decrease in research and development expenses.

Revenue

The $1.1 million decrease in product development and licensing agreements revenue for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease in revenue related to our BMS agreement. The $1.9 million decrease in contracts and grants revenue for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreement with the International AIDS Vaccine Initiative.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Personnel	$5,810	$8,933	$(3,123)	(35)%
Laboratory Supplies	886	1,230	(344)	(28)%
Facility	1,819	2,056	(237)	(12)%
License Fees	56	162	(106)	(65)%
Product Development	1,764	7,316	(5,552)	(76)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $3.1 million decrease in personnel expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.3 million decrease in laboratory supply expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.2 million decrease in facility expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to lower depreciation expense. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.1 million decrease in license fee expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $5.6 million decrease in product development expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease in clinical trial expenses of $3.2 million and a decrease in contract manufacturing expenses of $1.9 million. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.6 million decrease in general and administrative expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease in headcount and lower legal expense and marketing expense. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Gain on Fair Value Remeasurement of Contingent Consideration

The $6.9 million gain on fair value remeasurement of contingent consideration for the three months ended September 30, 2018 was primarily due to lower probability that milestones related to our anti-KIT program would be triggered by the Company’s current anti-KIT program development.

Amortization Expense

The decrease in amortization expense for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was the result of impairing the remaining balance of our intangible assets subject to amortization during the first quarter of 2018 due to the discontinuation of the Glemba program.

Investment and Other Income, Net

The $0.1 million increase in investment and other income, net for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to higher interest rates on fixed income investments. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$2,792	$2,488	$304	12%
Contracts and Grants	4,982	6,799	(1,817)	(27)%
Total Revenue	$7,774	$9,287	$(1,513)	(16)%
Operating Expenses:
Research and Development	55,242	72,707	(17,465)	(24)%
General and Administrative	14,936	19,109	(4,173)	(22)%
Goodwill Impairment	90,976	—	90,976	n/a
Intangible Asset Impairment	18,677	13,000	5,677	44%
Gain on Fair Value Remeasurement of Contingent Consideration	(27,968)	(200)	27,768	139%
Amortization of Acquired Intangible Assets	224	672	(448)	(67)%
Total Operating Expense	152,087	105,288	46,799	44%
Operating Loss	(144,313)	(96,001)	48,312	50%
Investment and Other Income, Net	1,767	1,611	156	10%
Net Loss Before Income Tax Benefit	(142,546)	(94,390)	48,156	51%
Income Tax Benefit	765	5,200	(4,435)	(85)%
Net Loss	$(141,781)	$(89,190)	$52,591	59%

Net Loss

The $52.6 million increase in net loss for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily the result of the non-cash charges related to fully impairing our goodwill asset and Glemba-related intangible assets. This increase was partially offset by the gain on fair value remeasurement of contingent consideration and a decrease in research and development expenses.

Revenue

The $0.3 million increase in product development and licensing agreements revenue for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to an increase in revenue related to our BMS agreement. The $1.8 million decrease in contracts and grants revenue for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreement with International AIDS Vaccine Initiative.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Personnel	$22,586	$28,079	$(5,493)	(20)%
Laboratory Supplies	3,354	3,541	(187)	(5)%
Facility	5,901	6,649	(748)	(11)%
License Fees	214	479	(265)	(55)%
Product Development	16,689	26,965	(10,276)	(38)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $5.5 million decrease in personnel expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense partially offset by severance expense of $1.0 million.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.2 million decrease in laboratory supply expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to lower laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.7 million decrease in facility expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to lower depreciation expense.

License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. The $0.3 million decrease in license fee expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was due to the timing of certain development and/or regulatory milestones achieved by our drug candidates.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $10.3 million decrease in product development expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a decrease in clinical trial expenses of $5.8 million and a decrease in contract manufacturing expenses of $3.2 million.

General and Administrative Expense

The $4.2 million decrease in general and administrative expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense and marketing expense.

Gain on Fair Value Remeasurement of Contingent Consideration

The $28.0 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2018 was due to discontinuation of the Glemba and CDX-014 programs, updated assumptions for the varlilumab program, and lower probability that milestones related to our anti-KIT program would be triggered by the Company’s current anti-KIT program development.

Amortization Expense

The decrease in amortization expense for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was the result of impairing the remaining balance of our intangible assets subject to amortization during the first quarter of 2018 due to the discontinuation of the Glemba program.

Investment and Other Income, Net

The $0.2 million increase in investment and other income, net for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to higher interest rates on fixed income investments.

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

At September 30, 2018, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $105.6 million. We have had recurring losses and incurred a loss of $141.8 million for the nine months ended September 30, 2018. Net cash used in operations for the nine months ended September 30, 2018 was $59.8 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2018, combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2020. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

On May 29, 2018, we received a written notice from the Listing Qualifications department of The NASDAQ Stock Market (the “Notice”) indicating that we are not in compliance with the $1.00 Minimum Bid Price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Market. If we do not regain compliance with Listing Rule 5450(a)(1) by November 26, 2018, we intend to apply to transfer to the NASDAQ Capital Market where we should be afforded an additional 180-day period in which to regain compliance, provided that (i) we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the NASDAQ Capital Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) we notify NASDAQ of our intent to cure the bid price requirement deficiency prior to the completion of the second 180-day compliance period by effecting a reverse stock split, if necessary. At our 2018 Annual Meeting of Stockholders, our stockholders approved a proposal to grant discretionary authority to our board of directors to amend our certificate of incorporation to effect a reverse split of our outstanding shares of common stock within a range of one share of common stock for every ten shares of common stock to one share of common stock for every fifteen shares of common stock, with the exact reverse split ratio to be decided and publicly announced by the board of directors prior to the effective time of the amendment to the Company’s certificate of incorporation.

Operating Activities

Net cash used in operating activities was $59.8 million for the nine months ended September 30, 2018 as compared to $80.4 million for the nine months ended September 30, 2017. The decrease in net cash used in operating activities was primarily due to decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $26.5 million for the nine months ended September 30, 2018 as compared to $59.9 million for the nine months ended September 30, 2017. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the nine months ended September 30, 2018 of $26.8 million as compared to $61.4 million for the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities was $25.9 million for the nine months ended September 30, 2018 as compared to $32.8 million for the nine months ended September 30, 2017. Net proceeds from stock issuances pursuant to employee benefit plans were $0.4 million during the nine months ended September 30, 2018 as compared to $0.2 million for the nine months ended September 30, 2017.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the nine months ended September 30, 2018, we issued 29,760,486 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $25.5 million after deducting commission and offering expenses. At September 30, 2018, we had $41.3 million remaining in aggregate gross offering price available under the Cantor agreement. In October 2018, we issued 3,884,597 shares of its common stock resulting in net proceeds to us of $1.6 million.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at September 30, 2018 due to the short-term maturities of these instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2018, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and as updated in our quarterly report on Form 10-Q for the quarter ended June 30, 2018.

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

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On May 29, 2018, we received a written notice from NASDAQ indicating that we are not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Global Market. We have until November 26, 2018 to regain compliance. We can regain compliance if at any time prior to November 26, 2018 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

If we fail to regain compliance with the minimum bid price requirement by November 26, 2018, we may apply to transfer to The NASDAQ Capital Market where we should be afforded an additional 180-day period to regain compliance provided that (i) we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the NASDAQ Capital Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) we notify NASDAQ of our intent to cure the bid price requirement deficiency prior to the completion of the second 180-day compliance period by effecting a reverse stock split, if necessary.  At our annual meeting of stockholders in June 2018, our stockholders approved a proposal to grant discretionary authority to our board of directors to amend our certificate of incorporation to effect a reverse split of our outstanding shares of common stock within a range of one share of common stock for every ten shares of common stock to one share of common stock for every fifteen shares of common stock, with the exact reverse split ratio to be decided and publicly announced by the board of directors prior to the effective time of the amendment to our certificate of incorporation. We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the NASDAQ Global Market in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 7, 2018	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 7, 2018	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)