Form 10-K
period 2018-12-31
Celldex Therapeutics, Inc.
filed 2019-03-07
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (908) 200-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001	NASDAQ Capital Market

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

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2018 was $79 million. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at February 28, 2019 was 12,439,730 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

  •
  our dependence on product candidates, which are still in an early development stage;

  •
  our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;

  •
  our ability to raise sufficient capital to fund our animal, preclinical and clinical studies and to meet our liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

  •
  our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

  •
  our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;

  •
  our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;

  •
  the cost, timing, scope and results of ongoing preclinical and clinical testing;

  •
  our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

  •
  the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;

  •
  the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

  •
  the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

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

  •
  our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and

  •
  the factors listed under "Risk Factors" in this Annual Report on Form 10-K.

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

iii

PART I

Item 1.    BUSINESS

Overview

        Celldex Therapeutics, Inc., which we refer to as "Celldex," "we," "us," "our" or the "Company," is a biopharmaceutical company focused on the development and commercialization of immunotherapies and other targeted biologics. Our drug candidates are derived from a broad set of complementary technologies which have the ability to engage the human immune system and/or directly inhibit tumors to treat specific types of cancer or other diseases. They are aimed at addressing market opportunities for which we believe current therapies are inadequate or non-existent.

        We are focusing our efforts and resources on the continued research and development of:

  •
  CDX-1140, an agonist human monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied as a single-agent and in combination with CDX-301 in a Phase 1 dose-escalation study in multiple types of solid tumors and B cell lymphomas;

  •
  CDX-3379, a human monoclonal antibody designed to block the activity of ErbB3 (HER3), currently in an early Phase 2 study in advanced head and neck squamous cell cancer in combination with Erbitux®;

  •
  CDX-301, a dendritic cell growth factor, currently being evaluated in a combination study with CDX-1140; and

  •
  Varlilumab, an immune modulating antibody targeting CD27 designed to enhance a patient's immune response, currently being evaluated for potential combination with CDX-1140, especially in lymphomas which co-express CD40 and CD27 receptors.

        We routinely work with external parties to collaboratively advance our drug candidates. In addition to Celldex-led studies, we also have an Investigator Initiated Research (IIR) program with seven studies ongoing with our prioritized drug candidates.

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

        We initiated a Phase 1 study of CDX-1140 in November 2017. This study is expected to enroll up to approximately 180 patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments.

        To this end, in the second quarter of 2018, we amended the Phase 1 study protocol to also explore CDX-1140 in combination with CDX-301. Dendritic cells, which express CD40, are often rare or missing from the tumor microenvironment and are critical for initiating anti-tumor immunity. CDX-301 is being utilized to increase the number of dendritic cells in blood and tissue available for CDX-1140 activation. CDX-1140 should, in turn, activate and mature the dendritic cells, an important step for enhancing anti-tumor immune responses. Several B cell lymphomas, including diffuse large B-cell lymphoma and follicular lymphoma, also express both CD40 and CD27. Celldex's varlilumab is a potent CD27 agonist and has been shown to synergize with CDX-1140 in NHL models and may be evaluated in combination with CDX-1140 in the future.

        Interim data from the Phase 1 study were presented in November 2018 at the Society for Immunotherapy of Cancer (SITC) Annual Meeting. Seventeen patients with solid tumors were enrolled at the time of data analysis (n=13 monotherapy; n=4 combination). Four single-agent dosing cohorts were complete (0.01; 0.03, 0.09 and 0.18 mg/kg) and enrollment to the 0.36 mg/kg monotherapy cohort was ongoing. Enrollment to the first CDX-1140/CDX-301 combination cohort was also ongoing (0.09 mg/kg and 75 ug/kg, respectively). Dose dependent biological effects consistent with CD40-mediated immune activation were reported. CDX-1140 was well tolerated and no MTD had been reached. One patient experienced a grade 3 dose-limiting toxicity (DLT) (pneumonitis and hypoxia) at the single-agent 0.18 mg/kg dose. Per protocol, three additional patients were enrolled in the cohort and no additional DLTs have been observed in this or subsequent cohorts. While the CDX-1140 and CDX-301 combination cohort had just recently opened to enrollment at the time of presentation, preliminary evidence of enhanced immune activation was reported with no observed DLT. Across both arms of the study, there were no significant drug-related changes observed in liver function tests or platelets, which have been observed with other CD40 agonists. Continued enrollment is ongoing to define the MTD and select a dose for disease-specific expansion cohorts that will be monitored for clinical activity. We plan to present updated data from the study at a future medical meeting in 2019.

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

        We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The study employs a Simon two-stage design with an interim futility analysis following enrollment of the first 13 patients. According to the study's two-stage design, if at least one patient achieves an objective response in the first stage, enrollment may progress to the second stage. Enrollment to the first stage of the Phase 2 study (n=13) is complete. While a confirmed complete response has been documented, Celldex will conduct a comprehensive review, including the full data set, before making decisions on future development, as patients are still undergoing treatment and are eligible for evaluation. The primary objective of the study is objective response rate. Secondary objectives include assessments of clinical benefit response (CBR), duration of response (DOR), progression-free survival (PFS) and overall survival (OS), and safety and pharmacokinetics associated with the combination. We plan to present updated data from the study at a future medical meeting in 2019. CDX-3379 is also being studied in an investigator-sponsored study.

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

        Phase 1/2 Varlilumab/Opdivo Combination Study:    In 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb, or BMS, to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo, BMS' PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. The Phase 1 portion of the study was initiated in January 2015 and conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo. It was followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. Enrollment to the Phase 2 portion of the study was completed in January 2018 with cohorts in colorectal cancer (n=21), ovarian cancer (n=58), head and neck squamous cell carcinoma (n=24), renal cell carcinoma (n=14) and glioblastoma (n=22). The primary objective of the Phase 2 cohorts is objective response rate, or ORR, except glioblastoma, where the primary objective is the rate of 12-month OS.

        Data from the ovarian and colorectal cancer cohorts were presented in an oral presentation at the 2018 ASCO Annual Meeting. Sixty-six patients with ovarian cancer were treated in the study (8 patients in Phase 1; 58 patients in Phase 2). Patients had a median of three prior lines of therapy, 91% had Stage IV disease and 66% had PD-L1 negative tumors. The overall response rate was 14% (n=9; 7 confirmed, 2 unconfirmed) across 64 response-evaluable patients. For patients with paired tumor samples (n=24) from before and during treatment, increases in tumor expression of PD-L1 and CD8+ TIL levels were observed. These increases were associated with improved clinical outcome, including improved PFS and response rate.

        Forty-two patients with colorectal cancer were treated in the study (21 patients in Phase 1; 21 patients in Phase 2). Patients had a median of four prior lines of therapy, 100% had Stage IV disease and 87% had PD-L1 negative tumors. One patient had disease that was MSI-high and 21 patients had disease that was MSI-low/mismatch repair (MMR) proficient; MSI status for the remaining 20 patients was unknown. One patient with PD-L1 negative, MSI-high disease experienced a confirmed partial response in the Phase 2 study portion. Of note, a patient with PD-L1 negative disease, initially considered MMR proficient as determined by standard screening laboratory analysis, achieved a near complete response in the Phase 1 portion of the study, which continued at last follow-up at 39 months. This patient's tumor had a high mutational burden and mutations in genes regulating DNA repair, which together likely contributed to the response. Disease control rate for the response-evaluable population was 20% (8/41).

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

        Data from the GBM cohort were presented in November 2018 at the Society for Neuro-oncology (SNO) Annual Meeting. 22 patients with recurrent GBM were treated in the study. The median duration of disease prior to study entry was 13 months. Methylation status was determined in 21 patients (n=5 methylated; n=16 unmethylated). The combination was generally well-tolerated and the safety profile was consistent with that of each agent alone. Without taking into account MGMT status or other prognostic factors, overall results were similar to nivolumab monotherapy in recurrent GBM (OS12 = 42%). In the subset of patients with unmethylated MGMT promoter, a durable therapeutic benefit was achieved (OS at 12 months =50%).

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

        CDX-301 is being used as a priming agent to potentially increase the number of cells available to respond to CDX-1140 in the ongoing Phase 1 trial of CDX-1140. CDX-301 is also in clinical development for multiple cancers in ongoing investigator-sponsored and collaborative studies, including in combination with treatments that release tumor antigens, such as radiation therapy.

Development Strategy

Immunotherapy Platform

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

        Our intent is to leverage this knowledge to develop a pipeline of products which we believe may be very effective in combination approaches. Our goal is to design and develop targeted products that maximize the efficacy of immunotherapy regimens through combinations of therapeutic agents in significant and growing markets. We establish governmental and corporate alliances to fund development when appropriate and intend to commercialize our products either through our own direct selling efforts or, for products which we cannot develop ourselves through to commercialization, through corporate partners. This approach allows us to maximize the overall value of our technology and product portfolios while best ensuring the expeditious development of each individual product.

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

Partnerships

        We may enter into co-development and commercialization partnerships for any of our programs where appropriate. In the past, we have entered into collaborative partnership agreements with pharmaceutical and other companies and organizations that provided financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs and may enter into more of them in the future.

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

MedImmune, LLC (MedImmune)

        Under a license agreement with MedImmune, we acquired exclusive rights to specified patent rights and know-how that are controlled by MedImmune and relate to the research, development, manufacture and commercialization of CDX-3379. We may be required to pay Medimmune up to $45.0 million upon obtaining specified regulatory and development milestones in the first indication of CDX-3379. In addition, we may be required to pay MedImmune one-time milestone payments of up to $125.0 million if specified annual net sale thresholds are met related to the first indication of CDX-3379. We may also be required to pay MedImmune a tiered royalty on annual net sales of CDX-3379 at rates ranging from high single-digit to low teens percentages. These royalties may be reduced in specified circumstances and are payable on a product-by-product and country-by-country basis until the later to occur of ten years after the first commercial sale of the product in that country and the expiration of MedImmune's patent rights that cover the sale of the product in that country. We may also be required to pay specified royalties on annual net sales of CDX-3379 at a rate in the low single digits to certain other third parties from whom MedImmune licensed certain intellectual property.

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

Manufacturing

        We are a research and development company and have limited experience in commercial manufacturing. Our ability to conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, depends on the ability of Contract Manufacturing Organizations (CMOs) to manufacture our drug candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (cGMP) and U.S. and foreign regulatory requirements, as applicable. We also rely on CMOs for manufacturing, packaging, labeling, storing and shipping our drug products. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA. We therefore work with CMOs under established manufacturing arrangements that comply with the FDA's requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute drug candidates to clinical sites in the U.S. for early-stage clinical trials. We currently manufacture CDX-1140, CDX-301 and CDX-0159 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. We expect that our existing clinical supplies of CDX-3379 and varlilumab will be sufficient to carry out our current planned clinical development. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled and packaged at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

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

Commercial Organization

        We have limited commercial experience in marketing, sales, distribution and product reimbursement. We have the capability to provide current and future market insights to our research and development organization regarding our potential drug candidates. In the future, we may choose to expand our commercial team and build a full-scale commercial organization which we believe could provide us the opportunity to retain marketing rights to our drug candidates and commercialize such products ourselves where we deem appropriate or pursue strategic partnerships to develop, sell, market and distribute our drug candidates where we deem appropriate.

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

        We own or license rights under more than 200 granted patents and national and regional patent applications in the U.S. and in major international territories covering inventions relating to our business. The key patents and patent applications owned by us or licensed to us that we consider important to our business include the following (the indicated and estimated patent expiry dates are the estimated expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Extensions (PTEs) or Supplementary Protection Certificates (SPCs), if these may be secured in due course):

  •
  We own a portfolio of patent applications directed to CDX-1140 and certain other anti-CD40 antibodies. These patent applications include claims directed to particular anti-CD40 antibody compositions of matter, including CDX-1140 compositions of matter, and methods of using such antibodies. Patent applications in this portfolio are pending in the U.S., Europe, Japan, Australia, Canada, China, India, New Zealand, Republic of Korea, Russian Federation and

    certain other countries. If and when issued the foregoing would have estimated patent expiry dates in 2037.

  •
  We have exclusively licensed a portfolio of patents and patent applications relating to particular ErbB3 inhibitors from MedImmune. These patents and patent applications include claims directed to particular anti-ErbB3 antibody compositions of matter, including CDX-3379 compositions of matter, and methods of using such antibodies. Patents have been issued in the U.S., Japan, Australia, China, New Zealand and the Russian Federation which have estimated patent expiry dates in 2032. Patent applications in this portfolio are pending in Europe, Canada, India, Republic of Korea and certain other countries, and any patents that may issue from these applications would also have estimated patent expiry dates in 2032.

  •
  The U.S. patent for the composition of matter of CDX-301 has an estimated expiration date in 2020.

  •
  We have licensed rights from the University of Southampton under issued U.S., European and Japanese patents and under a pending patent application in Canada relating to the technology used in varlilumab. If and where issued and maintained to full term in due course, these would have estimated patent expiry dates in 2027. In July 2013, the United States Patent and Trademark Office issued a patent to the University of Southampton, that we have an exclusive license to under our license agreement, which broadly supports varlilumab. The patent includes 18 claims covering various methods of treating cancer using agonistic anti-human CD27 antibodies and relates, among other things, directly to our CD27 antibody program and therapeutic uses of varlilumab. In September 2014, two European patent oppositions were filed against the University of Southampton European patent, and at a hearing on November 23, 2016 the European Patent Office (EPO) revoked the European patent on the ground of lack of inventive step. The University of Southampton has filed an appeal against this decision, and we intend to defend the European patent vigorously in cooperation with the University of Southampton. This EPO decision does not affect the later filed Celldex patents and applications for varlilumab. We also have an issued U.S. patent which covers varlilumab as a composition of matter. If maintained to full term this patent would have an estimated patent expiry date in 2034 (including additional term due to Patent Term Adjustment). We also have corresponding patents and patent applications in the major international territories which, if and where issued and maintained to full term in due course, would have estimated patent expiry dates in 2031.

  •
  We own a portfolio of patents and patent applications directed to CDX-0159 and other anti-KIT receptor antibodies. These patents and patent applications include claims directed to particular anti-KIT antibody compositions of matter, including CDX-0159 compositions of matter, and methods of using such antibodies. A patent has been issued in the U.S. which would have an estimated patent expiry date in 2034 (including additional term due to Patent Term Adjustment). Patents have also been issued in Europe, Japan, Australia and Singapore, and foreign counterparts are pending in Canada, China, India, Republic of Korea, Russian Federation and certain other countries. If and where issued the foregoing would have estimated patent expiry dates ranging from 2032 to 2033.

  •
  We acquired rights to a portfolio of patents and patent applications related to the "TAM family" of RTKs (comprised of Tyro3 AXL and MerTK) receptors which are in-licensed from, or co-owned with, the Salk Institute for Biological Studies. For example, we have an exclusive license to two issued U.S. patents directed to TAM receptor inhibition to treat infections and to a U.S. patent application directed to methods for the modulation of the immune response via targeting TAM receptors. Foreign counterparts to these patents and this patent application are pending in Europe and Canada. If and where issued the foregoing would have estimated patent expiry dates in at least 2028. Further international and provisional patent applications have also recently been filed in respect of particular antibodies targeting MerTK.

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

        Third parties may have or may obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology, including:

  •
  certain patents and pending patent applications in the United States and foreign countries relating to particular receptors, antigens and antigenic fragments targeted by our current drug candidates;

  •
  certain patents and pending patent applications related to particular receptors and other molecules on T-cells, dendritic cells and macrophages that may be useful for generating monoclonal antibodies;

  •
  certain patents held by third parties relating to antibody expression in particular types of host cells; and

  •
  certain patents and pending patent applications in the United States and foreign countries relating to anti-CD27 antibodies and/or anti-PD-L1 antibodies.

  •
  We are also aware of a third-party European patent that relates to use of ErbB3 antibodies for treatment of hyperproliferative disorders, including cancer. Counterparts of this patent have also issued in Australia and Japan. As a result of an opposition proceeding, the European patent was revoked in its entirety. The owner of the European patent appealed the decision in the opposition proceeding but the appeal has been rejected so that the decision to revoke the European patent stands. We continue to monitor counterparts in other jurisdictions.

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

        After the FDA's evaluation of the NDA or BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA or BLA, the FDA will resume review and may subsequently issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Companion Diagnostic Review and Approval

        Our drug candidates may rely on the use of a companion diagnostic. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. Based on recent FDA guidance documents and the FDA's past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro companion diagnostics to obtain Premarket Approval Application, or PMA, in conjunction with approval of the related drug candidate. The receipt and timing of PMA approval may have a significant effect on the receipt and timing of commercial approval for such drug candidates. Currently we rely on third-party collaborators to develop companion diagnostics for our drug candidates.

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

        The marketability of any drugs for which we receive regulatory approval for commercial sale may suffer if third-party payors and/or hospital administrators fail to provide adequate coverage, reimbursement or formulary placement. Coverage policies, third-party reimbursement rates and drug pricing regulations may change in the future. In particular, uncertainty over the long term regarding the Patient Protection and Affordable Care Act, or its replacement in the U.S., may mean that coverage, reimbursement and pricing structures available today may be different in the future. In addition, the States may continue to consider legislation of their own which could further restrict the ability to freely price drugs and/or curb utilization in the U.S. Even if favorable coverage and reimbursement status is attained for one or more drugs for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

        As of December 31, 2018, we employed 137 employees (133 full-time, 2 part-time and 2 interns), 17 of whom have Ph.D. and/or M.D. degrees. Of these employees, 116 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Research and Development

        We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $66.4 million, $96.2 million, and $102.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2019 as we continue to advance our drug candidates through clinical development.

Corporate and Available Information

        We are incorporated in Delaware. Our website is located at http://www.celldex.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. None of the information posted on our website is incorporated by reference into this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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

        To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $962.4 million as of December 31, 2018. Until, and unless, we complete clinical trials and further development, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

        We have incurred operating losses of $156.4 million, $121.5 million and $132.9 million during 2018, 2017 and 2016, respectively, and expect to incur an operating loss in 2019 and beyond. We believe that operating losses will continue in 2019 and beyond because we are planning to incur significant costs associated with the development of our drug candidates. During the years ended December 31, 2018, 2017 and 2016, we incurred $12.4 million, $21.1 million and $24.9 million in clinical trial expense and $4.2 million, $11.4 million and $18.3 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $94.0 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

        The merger agreement between us and Kolltan provides that in the event that certain specified preclinical and clinical development milestones related to Kolltan's development programs and/or Celldex's development programs and certain commercial milestones related to Kolltan's drug candidates are achieved, we will be required to pay Kolltan's former stockholders milestone payments of up to $127.5 million as of December 31, 2018. These milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, although we are required to maintain a certain percentage of the overall consideration paid in Celldex common stock to satisfy certain tax requirements under the merger agreement. We may require additional capital to fund any milestone payments in cash, depending on the facts and circumstances at the time such payments become due. If we elect to pay the milestones in shares of our common stock, our stockholders would experience substantial dilution.

U.S. federal income tax reform could adversely affect us.

        On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, leading to significant changes to U.S. tax law. Among other provisions, the TCJA lowered the U.S. federal corporate income tax rate from 35% to 21%, limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire, imposed a mandatory one-time transition tax on previously deferred foreign earnings and eliminated or reduced certain income tax deductions. The Company has completed its accounting for the tax effects of the TCJA. We have revalued our net deferred tax assets and liabilities at the newly enacted U.S. federal rate, and we recognized a tax benefit of $19.1 million during the year ended December 31, 2017 related to the TCJA. We continue to examine the impact this tax reform legislation, as well as any additional regulatory guidance that may be issued, may have on our business.

Risks Related to Development and Regulatory Approval of Drug Candidates

Our long term success depends heavily on our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.

        Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical failure can occur at any stage of clinical development. For example, in April 2018, we announced that our randomized, Phase 2b METRIC Study of glembatumumab vedotin in patients with metastatic triple-negative breast cancers that overexpress gpNMB failed to meet its primary endpoint. Based on these results, we also made the decision to discontinue the glembatumumab vedotin program across all indications. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate.

        We will need substantial additional financing to complete the development of our drug candidates. Further, even if we complete the development of our drug candidates and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that such drug candidate will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of any of our drug candidates, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

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

        In all cases we must show that a drug candidate is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our drug candidates with the intention to, or could later decide to, commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. A major risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of preclinical and clinical testing.

Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure you that any of the clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval.

        The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Preclinical and clinical data are susceptible to various interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate such results in later-stage clinical trials and subsequently failed to obtain marketing approval. Drug candidates in later-stage clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical and initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed trends towards efficacy. Later-stage clinical trials with larger numbers of patients or longer durations of therapy may also reveal safety concerns that were not identified in earlier smaller or shorter trials. Our failure to demonstrate efficacy and safety data sufficient to support marketing approval for any of our other drug candidates would substantially harm our business, prospectus, financial condition and results of operations.

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

We may have delays in commencing, enrolling and completing our clinical trials, and we may not complete them at all.

        We have not completed the clinical trials necessary to obtain FDA approval to market any of our drug candidates in development. Clinical trials for our products in development may be delayed or terminated as a result of many factors, including the following:

  •
  inability to reach agreements on acceptable terms with prospective contract research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

  •
  difficulty in enrolling patients in our clinical trials;

  •
  inability to maintain necessary supplies of study drug and comparator to maintain predicted enrollment rates at clinical trial sites;

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

  •
  inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

  •
  drug candidates demonstrating a lack of efficacy during clinical trials;

  •
  inability to continue to fund clinical trials or to find a partner to fund the clinical trials;

  •
  competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

  •
  delays in completing data collection and analysis for clinical trials.

        Any delay or failure to commence, enroll or complete clinical trials and obtain FDA approval for our drug candidates could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue from, a particular drug candidate.

If serious adverse or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit our development of some of our drug candidates.

        If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many drugs that initially show promise in early-stage testing are later found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, when used in combination with other marketed therapies, our drug candidates may exacerbate adverse events associated with the marketed therapy.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for certain of our drug candidates could harm our drug development strategy and operational results.

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

        We may seek approval for our drug candidates outside the United States and may market future products in international markets. In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

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

We rely on contract manufacturers over whom we have limited control. Should the cost, delivery and quality of clinical materials manufactured by us in our Fall River facility or supplied by contract manufacturers vary to our disadvantage, our business operations could suffer significant harm.

        We have limited experience in commercial manufacturing. We rely on CMOs to manufacture drug substance and drug product for any late-stage clinical studies of our drug candidates as well as for future commercial supplies. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates, if regulatory approval is obtained, depends on the ability of such third parties to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and foreign regulatory requirements, if applicable. We also rely on CMOs for filling, packaging, storage and shipping of drug product. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA.

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

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute potential products to clinical sites in the U.S. for early-stage clinical trials. We currently manufacture CDX-1140, CDX-301 and CDX-0159 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. We expect that our existing clinical supplies of CDX-3379 and varlilumab will be sufficient to carry out our current planned clinical development. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled and packaged at contract manufacturers. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

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

We currently rely on third-party collaborators to develop and commercialize companion diagnostic tests for certain of our drug candidates.

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

We depend greatly on the intellectual capabilities and experience of our key executives and scientists, and the loss of any of them could affect our ability to develop our products.

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

We may not realize the anticipated benefits of our acquisition of Kolltan.

        The success of the Kolltan merger will depend on, among other things, the successful development of the preclinical and clinical programs acquired from Kolltan. Following the acquisition, we decided to modify the Fc portion of CDX-0158 because approximately two-thirds of the patients in the Phase 1 dose-escalation study of CDX-0158 in patients with advanced refractory gastrointestinal stromal tumors, or GIST, and other KIT positive tumors had infusion reactions. This second-generation version, called CDX-0159, also includes modifications to increase the half-life of the antibody, giving it an additional advantage over CDX-0158. We are developing CDX-0159 in-house with the intention of replacing CDX-0158 in clinical development. As a result in the third quarter of 2017, we recorded a non-cash partial impairment charge of $13.0 million related to this clinical program due to changes in projected development and regulatory timelines. The time periods to receive approvals from the FDA and other regulatory agencies are subject to uncertainty and therefore we will continue to evaluate the development progress for the anti-KIT program and monitor the remaining $27.0 million intangible asset for further impairment. If we experience further delays or do not successfully develop the preclinical and clinical programs acquired from Kolltan, we may incur further impairment charges and may not realize the anticipated benefits of the Kolltan acquisition, which would have an adverse effect on our business prospects and results of operations.

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

        If we are able to integrate our acquired assets and licensed assets with our immunotherapy technologies, we believe these assets will give our immunotherapeutic drugs a competitive advantage. However, if we are unable to successfully integrate licensed assets, or other technologies which we have acquired or may acquire in the future, with our existing technologies and potential products currently under development, we may be unable to realize any benefit from our acquisition of these assets, or other technologies which we have acquired or may acquire in the future, and we may face the loss of our investment of financial resources and time in the integration process.

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

        We are aware of a third-party European patent that relates to use of ErbB3 antibodies for treatment of hyperproliferative disorders, including cancer. A counterpart of this patent has also issued in Japan and Australia. As a result of an opposition proceeding, the European patent was revoked in its entirety. The owner of the European patent has appealed the decision in the opposition proceeding but the appeal has been rejected so that the decision to revoke the European patent stands. We continue to monitor counterparts in other jurisdictions. While we cannot predict whether claims will issue in these other jurisdictions or whether the scope of such claims would be relevant to our activities, these applications entail comparable risks to us in these other jurisdictions.

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

Regulatory Risks

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

        We may seek orphan drug designation for some of our product candidates in the United States. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

        Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same indication for that drug during that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

        We cannot assure you that any future application for orphan drug designation with respect to any product candidate, will be granted. If we are unable to obtain orphan drug designation in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

        We may seek fast track designation for some of our product candidates or priority review of applications for approval of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Any breakthrough therapy designation granted by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

        We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval if the relevant criteria are met.

        Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

        We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended in 2014 by the HITECH Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU regulation with respect to protection of and cross-border transfers of such data out of the EU, and this regulation will become more stringent in May 2018 when the EU's General Data Protection Regulation (GDPR) comes into effect. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

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

        We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $962.4 million as of December 31, 2018. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

We completed the reverse stock split in order to regain compliance with the listing requirements of NASDAQ. However, the reverse stock split may not result in our stock price remaining compliant with the minimum price requirements of NASDAQ.

        Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On May 29, 2018, we received a written notice from NASDAQ indicating that we are not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Global Market and, effective November 28, 2018, our common stock commenced trading on the NASDAQ Capital Market. In connection with the transfer to the NASDAQ Capital Market, we were granted an additional 180 days in which to regain compliance with the minimum bid price requirement, or, until May 28, 2019.

        At our annual meeting of stockholders in June 2018, our stockholders approved a proposal to grant discretionary authority to our Board of Directors to amend our certificate of incorporation to effect a reverse stock split of our outstanding shares of common stock within a range of one share of common stock for every ten shares of common stock to one share of common stock for every fifteen shares of common stock, with the exact reverse stock split ratio to be decided by the Board of Directors. On February 8, 2019 we announced that our Board of Directors had approved a one for fifteen reverse stock split of our issued and outstanding shares of common stock. On February 11, 2019, our common stock began trading on a split-adjusted basis on the NASDAQ Capital Market. On February 26, 2019, we received formal notice from NASDAQ that we had regained compliance with the minimum $1.00 bid price requirement and the matter is now closed.

        There can be no assurance that in the future we will be able to maintain compliance with the minimum bid price requirement or we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to maintain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the NASDAQ Capital Market in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

Our share price has been and could remain volatile.

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2018 through December 2018, the market price of our common stock has fluctuated from a high of $46.20 per share in the first quarter of 2018, to a low of $2.75 per share in the fourth quarter of 2018 (giving retroactive effect to our recently completed one for fifteen reverse stock split). Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Adverse changes to the price of our common stock could result in an impairment to the amount recorded to goodwill on our balance sheet. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

We completed the reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding, and may potentially have an anti-takeover effect.

        We completed the reverse stock split of our common stock by a ratio of one for fifteen effective February 8, 2019. The liquidity of our common stock may be adversely affected by the reverse stock split as a result of the reduced number of shares outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the reverse stock split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the reverse stock split will result in the intended benefits, that the market price of our common stock will remain higher following the reverse stock split or that the market price of our common stock will not decrease in the future. Further, since the reverse stock split was not accompanied by a corresponding decrease in the number of shares authorized for issuance under our Third Restated Certificate of Incorporation, the relative increase in the number of shares authorized for issuance could, under certain circumstances, have an anti-takeover effect by enabling our Board of Directors to issue additional shares of common stock in a transaction making it more difficult for a party to obtain control of us by tender offer or other means.

If certain preclinical and clinical milestones are achieved, our stockholders may experience significant dilution as a result of milestone payments to former Kolltan stockholders.

        The merger agreement pursuant to which we acquired Kolltan provides that, in the event that certain specified preclinical and clinical development milestones related to Kolltan's development programs and/or Celldex's development programs and certain commercial milestones related to Kolltan's drug candidates are achieved, we will be required to pay Kolltan's stockholders milestone payments of up to $127.5 million as of December 31, 2018. These milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to the provisions of the merger agreement. The number of shares of our common stock issuable in connection with a milestone payment, if any, will be determined based on the average closing price per share of our common stock for the five trading day period ending three calendar days prior to the achievement of such milestone. If we elect to issue additional shares of our common stock, in lieu of paying cash, for such milestone payments, our stockholders may experience significant dilution.

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

        Refer to Note 14, "Income Taxes," in the accompanying notes to the financial statements for additional discussion on income taxes.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        As of December 31, 2018 our significant leased properties are described below.

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	49,600	Headquarters, Office and Laboratory	July 2020(1)
Needham, Massachusetts	46,700	Office and Laboratory	July 2020(2)
Fall River, Massachusetts	28,900	Manufacturing Facility	July 2020(3)
New Haven, Connecticut	17,700	Office and Laboratory	October 2020(4)

(1)
Lease includes two renewal options of five years each.

(2)
Lease includes two renewal options of five years each.

(3)
Lease includes two renewal options of five years each.

(4)
Lease includes one renewal option of 18 months.

Item 3.    LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol "CLDX." On February 8, 2019, we effected a one for fifteen reverse stock split of our common stock. As of February 28, 2019, there were approximately 209 shareholders of record of our common stock. On February 28, 2019 the closing price of our common stock, as reported by NASDAQ, was $5.32 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

 CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2013 through December 31, 2018, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2013 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2013	2014	2015	2016	2017	2018
Celldex Therapeutics, Inc.	$100	$75	$65	$15	$12	$1
NASDAQ U.S. Benchmark TR Index	$100	$112	$113	$128	$155	$147
NASDAQ Pharmaceutical (Subsector) Index	$100	$122	$128	$127	$151	$163

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our audited financial statements. The statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016	2015	2014
REVENUE:
Product Development and Licensing Agreements	$3,341	$3,153	$2,174	$1,442	$838
Contracts and Grants	6,197	9,590	4,612	4,038	2,748

Total Revenue	9,538	12,743	6,786	5,480	3,586

OPERATING EXPENSE:
Research and Development	66,449	96,171	102,726	100,171	104,381
Other Operating Expense	99,525	38,099	36,976	34,850	21,635

Total Operating Expense	165,974	134,270	139,702	135,021	126,016

Operating Loss	(156,436)	(121,527)	(132,916)	(129,541)	(122,430)
Investment and Other Income, Net	4,487	4,214	4,386	2,344	4,350

Net Loss Before Income Tax Benefit	$(151,949)	$(117,313)	$(128,530)	$(127,197)	$(118,080)

Income Tax Benefit	765	24,282	—	—	—
Net Loss	$(151,184)	$(93,031)	$(128,530)	$(127,197)	$(118,080)

Basic and Diluted Net Loss Per Common Share	$(14.48)	$(10.86)	$(18.99)	$(19.66)	$(19.81)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share	10,442	8,570	6,769	6,470	5,960

(Reflects one for fifteen reverse stock split effective February 8, 2019)

BALANCE SHEET DATA
(In thousands)

	December 31,
	2018	2017	2016	2015	2014
Working Capital*	$86,477	$117,020	$160,346	$264,696	$180,494
Total Assets	155,809	315,624	383,358	337,584	248,014
Long-Term Liabilities	19,147	51,519	82,704	17,239	11,863
Accumulated Deficit	(962,438)	(812,517)	(719,486)	(590,956)	(463,759)
Total Stockholders' Equity	124,060	236,369	265,431	290,105	211,660

*
Total current assets less total current liabilities

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On February 8, 2019 we announced that our Board of Directors had approved a one for fifteen reverse stock split of our issued and outstanding shares of common stock, effective February 8, 2019. On February 11, 2019, our common stock began trading on a split-adjusted basis on the NASDAQ Capital Market. The number of authorized shares of the Company remain unchanged. Stockholders who would have otherwise been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share and per share amounts in this Annual Report are shown on a post-split basis.

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

        We are focusing our efforts and resources on the continued research and development of:

  •
  CDX-1140, an agonist human monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied as a single-agent and in combination with CDX-301 in a Phase 1 dose-escalation study in multiple types of solid tumors and B cell lymphomas;

  •
  CDX-3379, a human monoclonal antibody designed to block the activity of ErbB3 (HER3), currently in an early Phase 2 study in advanced head and neck squamous cell cancer in combination with Erbitux®;

  •
  CDX-301, a dendritic cell growth factor, currently being evaluated in a combination study with CDX-1140; and

  •
  Varlilumab, an immune modulating antibody targeting CD27 designed to enhance a patient's immune response, currently being evaluated for potential combination with CDX-1140, especially in lymphomas which co-express CD40 and CD27 receptors.

        We routinely work with external parties to collaboratively advance our drug candidates. In addition to Celldex-led studies, we also have an Investigator Initiated Research (IIR) program with seven studies ongoing with our prioritized drug candidates.

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

        Regulatory approval is required before we can market our drug candidates as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agency must conclude that our clinical data demonstrate that our product candidates are safe and effective. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in early clinical trials but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

        During the past five years through December 31, 2018, we incurred an aggregate of $469.9 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2018, 2017 and 2016. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
CDX-1140	$5,666	$6,909	$3,802
CDX-3379	3,778	4,167	416
CDX-301	1,927	1,294	4,053
Varlilumab	9,026	14,940	28,554
Anti-KIT Program	7,330	4,156	279
TAM	5,452	5,512	438
Glembatumumab vedotin	16,397	36,873	30,156
CDX-014	1,600	2,534	3,623
CDX-1401	455	836	4,323
Other Programs	14,818	18,950	27,082

Total R&D Expense	$66,449	$96,171	$102,726

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

        We initiated a Phase 1 study of CDX-1140 in November 2017. This study is expected to enroll up to approximately 180 patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments.

        To this end, in the second quarter of 2018, we amended the Phase 1 study protocol to also explore CDX-1140 in combination with CDX-301. Dendritic cells, which express CD40, are often rare or missing from the tumor microenvironment and are critical for initiating anti-tumor immunity. CDX-301 is being utilized to increase the number of dendritic cells in blood and tissue available for CDX-1140 activation. CDX-1140 should, in turn, activate and mature the dendritic cells, an important step for enhancing anti-tumor immune responses. Several B cell lymphomas, including diffuse large B-cell lymphoma and follicular lymphoma, also express both CD40 and CD27. Celldex's varlilumab is a potent CD27 agonist and has been shown to synergize with CDX-1140 in NHL models and may be evaluated in combination with CDX-1140 in the future.

        Interim data from the Phase 1 study were presented in November 2018 at the Society for Immunotherapy of Cancer (SITC) Annual Meeting. Seventeen patients with solid tumors were enrolled at the time of data analysis (n=13 monotherapy; n=4 combination). Four single-agent dosing cohorts were complete (0.01; 0.03, 0.09 and 0.18 mg/kg) and enrollment to the 0.36 mg/kg monotherapy cohort was ongoing. Enrollment to the first CDX-1140/CDX-301 combination cohort was also ongoing (0.09 mg/kg and 75 ug/kg, respectively). Dose dependent biological effects consistent with CD40-mediated immune activation were reported. CDX-1140 was well tolerated and no MTD had been reached. One patient experienced a grade 3 dose-limiting toxicity (DLT) (pneumonitis and hypoxia) at the single-agent 0.18 mg/kg dose. Per protocol, three additional patients were enrolled in the cohort and no additional DLTs have been observed in this or subsequent cohorts. While the CDX-1140 and CDX-301 combination cohort had just recently opened to enrollment at the time of presentation, preliminary evidence of enhanced immune activation was reported with no observed DLT. Across both arms of the study, there were no significant drug-related changes observed in liver function tests or platelets, which have been observed with other CD40 agonists. Continued enrollment is ongoing to define the MTD and select a dose for disease-specific expansion cohorts that will be monitored for clinical activity. We plan to present updated data from the study at a future medical meeting in 2019.

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

        We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The study employs a Simon two-stage design with an interim futility analysis following enrollment of the first 13 patients. According to the study's two-stage design, if at least one patient achieves an objective response in the first stage, enrollment may progress to the second stage. Enrollment to the first stage of the Phase 2 study (n=13) is complete. While a confirmed complete response has been documented, Celldex will conduct a comprehensive review, including the full data set, before making decisions on future development, as patients are still undergoing treatment and are eligible for evaluation. The primary objective of the study is objective response rate. Secondary objectives include assessments of clinical benefit response (CBR), duration of response (DOR), progression-free survival (PFS) and overall survival (OS), and safety and pharmacokinetics associated with the combination. We plan to present updated data from the study at a future medical meeting in 2019. CDX-3379 is also being studied in an investigator-sponsored study.

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

        Phase 1/2 Varlilumab/Opdivo Combination Study:    In 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb, or BMS, to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo, BMS' PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. The Phase 1 portion of the study was initiated in January 2015 and conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo. It was followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. Enrollment to the Phase 2 portion of the study was completed in January 2018 with cohorts in colorectal cancer (n=21), ovarian cancer (n=58), head and neck squamous cell carcinoma (n=24), renal cell carcinoma (n=14) and glioblastoma (n=22). The primary objective of the Phase 2 cohorts is objective response rate, or ORR, except glioblastoma, where the primary objective is the rate of 12-month OS.

        Data from the ovarian and colorectal cancer cohorts were presented in an oral presentation at the 2018 ASCO Annual Meeting. Sixty-six patients with ovarian cancer were treated in the study (8 patients in Phase 1; 58 patients in Phase 2). Patients had a median of three prior lines of therapy, 91% had Stage IV disease and 66% had PD-L1 negative tumors. The overall response rate was 14% (n=9; 7 confirmed, 2 unconfirmed) across 64 response-evaluable patients. For patients with paired tumor samples (n=24) from before and during treatment, increases in tumor expression of PD-L1 and CD8+ TIL levels were observed. These increases were associated with improved clinical outcome, including improved PFS and response rate.

        Forty-two patients with colorectal cancer were treated in the study (21 patients in Phase 1; 21 patients in Phase 2). Patients had a median of four prior lines of therapy, 100% had Stage IV disease and 87% had PD-L1 negative tumors. One patient had disease that was MSI-high and 21 patients had disease that was MSI-low/mismatch repair (MMR) proficient; MSI status for the remaining 20 patients was unknown. One patient with PD-L1 negative, MSI-high disease experienced a confirmed partial response in the Phase 2 study portion. Of note, a patient with PD-L1 negative disease, initially considered MMR proficient as determined by standard screening laboratory analysis, achieved a near complete response in the Phase 1 portion of the study, which continued at last follow-up at 39 months. This patient's tumor had a high mutational burden and mutations in genes regulating DNA repair, which together likely contributed to the response. Disease control rate for the response-evaluable population was 20% (8/41).

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

        Data from the GBM cohort were presented in November 2018 at the Society for Neuro-oncology (SNO) Annual Meeting. 22 patients with recurrent GBM were treated in the study. The median duration of disease prior to study entry was 13 months. Methylation status was determined in 21 patients (n=5 methylated; n=16 unmethylated). The combination was generally well-tolerated and the safety profile was consistent with that of each agent alone. Without taking into account MGMT status or other prognostic factors, overall results were similar to nivolumab monotherapy in recurrent GBM (OS12 = 42%). In the subset of patients with unmethylated MGMT promoter, a durable therapeutic benefit was achieved (OS at 12 months =50%).

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

        CDX-301 is being used as a priming agent to potentially increase the number of cells available to respond to CDX-1140 in the ongoing Phase 1 trial of CDX-1140. CDX-301 is also in clinical development for multiple cancers in ongoing investigator-sponsored and collaborative studies, including in combination with treatments that release tumor antigens, such as radiation therapy.

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

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is recorded to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. As a result of the discontinuation of the Glemba program, the Company evaluated goodwill for potential impairment in the first quarter of 2018. It was determined that the goodwill asset was fully impaired and an impairment charge of $91.0 million was recorded.

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

  •
  discount rates

        Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. As a result of the discontinuation of the Glemba program, the Company concluded that the Glemba IPR&D asset was fully impaired, and a non-cash impairment charge of $11.8 million was recorded in the first quarter of 2018. The remaining IPR&D assets were assessed for impairment during 2018 and were determined not to be impaired.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life. As a result of the discontinuation of the Glemba program, it was concluded that the Company's finite-lived intangible asset was fully impaired and a non-cash impairment charge of $6.9 million was recorded in the first quarter of 2018.

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

Stock-Based Compensation Expense

        We record stock-based compensation expense for all stock-based awards made to employees, directors and non-employees based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjust, if necessary, to reflect actual forfeitures. Our estimates of employee stock option values rely on estimates of future uncertain events. Significant assumptions include the use of historical volatility to estimate the expected stock price volatility. We also estimate expected term based on historical exercise patterns. For non-employee grants, we may elect to use the contractual term as the expected term in the option-pricing model. Actual volatility and lives of options may be significantly different from our estimates. Compensation expense for all stock-based awards to employees and directors is recognized using the straight-line method over the term of vesting or performance.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 compared with Year Ended December 31, 2017

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$3,341	$3,153	$188	6%
Contracts and Grants	6,197	9,590	(3,393)	(35)%

Total Revenue	$9,538	$12,743	$(3,205)	(25)%

Operating Expenses:
Research and Development	66,449	96,171	(29,722)	(31)%
General and Administrative	19,269	25,003	(5,734)	(23)%
Goodwill Impairment	90,976	—	90,976	n/a
Intangible Asset Impairment	18,677	13,000	5,677	44%
Gain on Fair Value Remeasurement of Contingent Consideration	(29,621)	(800)	28,821	3,603%
Amortization of Acquired Intangible Assets	224	896	(672)	(75)%

Total Operating Expense	165,974	134,270	31,704	24%

Operating Loss	(156,436)	(121,527)	34,909	29%
Investment and Other Income, Net	4,487	4,214	273	6%

Net Loss Before Income Tax Benefit	(151,949)	(117,313)	34,636	30%
Income Tax Benefit	765	24,282	(23,517)	(97)%

Net Loss	$(151,184)	$(93,031)	$58,153	63%

Net Loss

        The $58.2 million increase in net loss for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily the result of the increase in the non-cash goodwill impairment and the decrease in the non-cash income tax benefit. This effect was partially offset by the increase in the non-cash gain on fair value remeasurement of contingent consideration and the decrease in research and development expenses.

Revenue

        The $0.2 million increase in product development and licensing agreements revenue for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to an increase in reimbursable clinical trial expenses related to our BMS agreement. The $3.4 million decrease in contracts and grants revenue for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreements with International AIDS Vaccine Initiative and Frontier Biotechnologies, Inc.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses, (iv) license fees and (v) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,		Increase/ (Decrease)
	2018	2017	$	%
	(In thousands)
Personnel	$28,045	$36,470	$(8,425)	(23)%
Laboratory Supplies	4,176	4,514	(338)	(7)%
Facility	7,531	8,617	(1,086)	(13)%
License Fees	692	677	15	2%
Product Development	18,540	36,711	(18,171)	(49)%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $8.4 million decrease in personnel expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to a decrease in headcount and lower stock-based compensation expense partially offset by severance expense of $1.0 million. We expect personnel expenses to decrease over the next twelve months due to our restructuring in April 2018.

        Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.3 million decrease in laboratory supply expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $1.1 million decrease in facility expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to lower depreciation expense. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        License fee expenses include annual license maintenance fees and milestone payments due upon the achievement of certain development, regulatory and/or commercial milestones. License fee expense for the year ended December 31, 2018 was consistent with the year ended December 31, 2017. We expect license fee expense to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $18.2 million decrease in product development expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to a decrease in clinical trial expenses of $8.7 million and a decrease in contract manufacturing expenses of $7.2 million. The amount of product development expenses incurred over the next twelve months is expected to decrease due to the discontinuation of the Glemba and CDX-014 programs and our pipeline prioritization.

General and Administrative Expense

        The $5.7 million decrease in general and administrative expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to a decrease in headcount and lower commercial planning costs. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Goodwill Impairment

        We recorded a non-cash goodwill impairment charge of $91.0 million during the year ended December 31, 2018 as a result of the discontinuation of the Glemba program.

Intangible Asset Impairment

        We recorded a non-cash intangible asset impairment charge of $18.7 million on the Glemba program intangible assets during the year ended December 31, 2018 as a result of the discontinuation of the Glemba program. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

Gain on Fair Value Remeasurement of Contingent Consideration

        The $29.6 million gain on fair value remeasurement of contingent consideration for the year ended December 31, 2018 was due to discontinuation of the Glemba and CDX-014 programs, updated assumptions for the varlilumab program, and lower probability that milestones related to our anti-KIT program would be triggered by our current anti-KIT program development.

Amortization Expense

        The $0.7 million decrease in amortization expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was due to the full impairment of intangible assets subject to amortization recorded in the first quarter of 2018 as a result of the discontinuation of the Glemba program.

Investment and Other Income, Net

        The $0.3 million increase in investment and other income, net for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to higher interest rates on fixed income investments. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

Income Tax Benefit

        We recorded a non-cash income tax benefit of $0.8 million related to the impairment of the Glemba IPR&D assets during the year ended December 31, 2018.

Year Ended December 31, 2017 compared with Year Ended December 31, 2016

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$3,153	$2,174	$979	45%
Contracts and Grants	9,590	4,612	4,978	108%

Total Revenue	$12,743	$6,786	$5,957	88%

Operating Expenses:
Research and Development	96,171	102,726	(6,555)	(6)%
General and Administrative	25,003	35,979	(10,976)	(31)%
Intangible Asset Impairment	13,000	—	13,000	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	(800)	—	800	n/a
Amortization of Acquired Intangible Assets	896	997	(101)	(10)%

Total Operating Expense	134,270	139,702	(5,432)	(4)%

Operating Loss	(121,527)	(132,916)	(11,389)	(9)%
Investment and Other Income, Net	4,214	4,386	(172)	(4)%

Net Loss Before Income Tax Benefit	(117,313)	(128,530)	(11,217)	(9)%
Income Tax Benefit	24,282	—	24,282	n/a

Net Loss	$(93,031)	$(128,530)	$(35,499)	(28)%

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

Intangible Asset Impairment

        We recorded a non-cash intangible asset impairment charge of $13.0 million on the anti-KIT program intangible assets acquired from Kolltan during the year ended December 31, 2017. This impairment charge was related to changes in projected development and regulatory timelines regarding the anti-KIT program.

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

        At December 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $94.0 million. We have had recurring losses and incurred a loss of $151.2 million for the year ended December 31, 2018. Net cash used in operations for the year ended December 31, 2018 was $75.2 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2018 combined with the (i) $2.3 million in net proceeds from sales of our common stock under the Cantor agreement from January 1, 2019 through February 28, 2019 and (ii) anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2020, although there is no assurance that future sales will occur. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

        Net cash used in operating activities was $75.2 million for the year ended December 31, 2018 compared to $99.9 million for the year ended December 31, 2017. The decrease in net cash used in operating activities was primarily due to decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will decrease over the next twelve months primarily due to our restructuring in April 2018, the discontinuation of the Glemba and CDX-014 programs, and our pipeline prioritization, although there may be fluctuations on a quarterly basis.

        Net cash used in operating activities was $99.9 million for the year ended December 31, 2017 compared to $113.0 million for the year ended December 31, 2016. The decrease in net cash used in operating activities was primarily due to an increase in revenue and decreases in both general and administrative and research and development expenses.

        We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials and clinical drug product manufacturing as our drug candidates are developed. We plan to spend significant amounts to progress our current drug candidates through the clinical trial processes as well as to develop additional drug candidates. As our drug candidates progress through the clinical trial process, we may be obligated to make significant milestone payments.

Investing Activities

        Net cash provided by investing activities was $29.8 million for the year ended December 31, 2018 compared to net cash provided by investing activities of $46.5 million for the year ended December 31, 2017. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the year ended December 31, 2018 of $30.3 million as compared to net sales and maturities of marketable securities of $48.3 million for the year ended December 31,

2017. We expect that cash provided by investing activities will remain relatively consistent over the next twelve months as we decrease cash used in operations which is funded mainly through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis.

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

Financing Activities

        Net cash provided by financing activities was $29.4 million for the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $29.4 million during the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017.

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

        In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. ("Cantor") to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the years ended December 31, 2018, 2017 and 2016, we issued 2,702,660, 1,181,524 and 220,253 shares of common stock, respectively, under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $29.0 million, $51.0 million and $13.9 million, respectively, after deducting commission and offering expenses. At December 31, 2018, we had $37.6 million remaining in aggregate gross offering price available under the Cantor agreement. From January 1, 2019 through February 28, 2019, we issued 478,785 shares of our common stock resulting in net proceeds of $2.3 million.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2018 such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.3 million of license and milestone payments in 2019.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2018 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(In thousands)
Contractual obligations:
Operating lease obligations(1)	$7,788	$4,648	$3,140	$—	$—
Other contractual obligations(2)(3)	1,160	1,160	—	—	—

Total contractual obligations	$8,948	$5,808	$3,140	$—	$—

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

(3)
In the event that certain specified preclinical and clinical development milestones related to Kolltan's development programs and/or our development programs and certain commercial milestones related to Kolltan's drug candidates are achieved, we will be required to pay Kolltan's stockholders milestone payments of up to $127.5 million as of December 31, 2018, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to NASDAQ listing requirements and provisions of the merger agreement. Because the timing and certainty of these milestones being achieved is unknown, these potential future obligations are not included within the table.

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2018 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 7, 2019

We have served as the Company's auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$24,310	$40,288
Marketable Securities	69,712	99,139
Accounts and Other Receivables	3,162	1,880
Prepaid and Other Current Assets	1,895	3,449

Total Current Assets	99,079	144,756

Property and Equipment, Net	6,111	10,372
Intangible Assets, Net	48,690	67,591
Other Assets	1,929	1,929
Goodwill	—	90,976

Total Assets	$155,809	$315,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,069	$1,715
Accrued Expenses	7,007	19,455
Current Portion of Long-Term Liabilities	4,526	6,566

Total Current Liabilities	12,602	27,736

Other Long-Term Liabilities	19,147	51,519

Total Liabilities	31,749	79,255

Commitments and Contingent Liabilities (Notes 13 and 15)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2018 and 2017	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 11,957,635 and 9,234,693 Shares Issued and Outstanding at December 31, 2018 and 2017, Respectively	12	9
Additional Paid-In Capital	1,083,903	1,046,313
Accumulated Other Comprehensive Income	2,583	2,564
Accumulated Deficit	(962,438)	(812,517)

Total Stockholders' Equity	124,060	236,369

Total Liabilities and Stockholders' Equity	$155,809	$315,624

The accompanying notes are an integral part of the financial statements.

(Reflects one for fifteen reverse stock split effective February 8, 2019)

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
REVENUES:
Product Development and Licensing Agreements	$3,341	$3,153	$2,174
Contracts and Grants	6,197	9,590	4,612

Total Revenues	9,538	12,743	6,786

OPERATING EXPENSES:
Research and Development	66,449	96,171	102,726
General and Administrative	19,269	25,003	35,979
Goodwill Impairment	90,976	—	—
Intangible Asset Impairment	18,677	13,000	—
Gain on Fair Value Remeasurement of Contingent Consideration	(29,621)	(800)	—
Amortization of Acquired Intangible Assets	224	896	997

Total Operating Expenses	165,974	134,270	139,702

Operating Loss	(156,436)	(121,527)	(132,916)
Investment and Other Income, Net	4,487	4,214	4,386

Net Loss Before Income Tax Benefit	$(151,949)	$(117,313)	$(128,530)
Income Tax Benefit	765	24,282	—

Net Loss	$(151,184)	$(93,031)	$(128,530)

Basic and Diluted Net Loss Per Common Share	$(14.48)	$(10.86)	$(18.99)

Shares Used in Calculating Basic and Diluted Net Loss per Share	10,442	8,570	6,769

COMPREHENSIVE LOSS:
Net Loss	$(151,184)	$(93,031)	$(128,530)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	—	—	—
Unrealized Gain (Loss) on Marketable Securities	19	23	234

Comprehensive Loss	$(151,165)	$(93,008)	$(128,296)

The accompanying notes are an integral part of the financial statements.

(Reflects one for fifteen reverse stock split effective February 8, 2019)

CELLDEX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2015	6,579,040	7	878,747	2,307	(590,956)	290,105
Shares Issued under Stock Option and Employee Stock Purchase Plans	10,543	—	535	—	—	535
Shares Issued in Connection with Cantor Agreement	220,253	—	13,946	—	—	13,946
Shares Issued in Connection with the Kolltan Acquisition	1,217,200	1	73,396	—	—	73,397
Shares Issued in Connection with Kolltan Severance	7,407	—	427	—	—	427
Share-Based Compensation	—	—	15,317	—	—	15,317
Unrealized Gains on Marketable Securities	—	—	—	234	—	234
Net Loss	—	—	—	—	(128,530)	(128,530)

Consolidated Balance at December 31, 2016	8,034,443	8	982,368	2,541	(719,486)	265,431
Shares Issued under Stock Option and Employee Stock Purchase Plans	11,581	—	265	—	—	265
Shares Issued in Connection with Cantor Agreement	1,181,524	1	51,024	—	—	51,025
Shares Issued in Connection with Kolltan Severance	7,145	—	344	—	—	344
Share-Based Compensation	—	—	12,312	—	—	12,312
Unrealized Gains on Marketable Securities	—	—	—	23	—	23
Net Loss	—	—	—	—	(93,031)	(93,031)

Consolidated Balance at December 31, 2017	9,234,693	9	1,046,313	2,564	(812,517)	236,369
Shares Issued under Stock Option and Employee Stock Purchase Plans	16,047	—	419	—	—	419
Shares Issued in Connection with Cantor Agreement	2,702,660	3	29,019	—	—	29,022
Shares Issued in Connection with Kolltan Severance	4,235	—	71	—	—	71
Share-Based Compensation	—	—	8,081	—	—	8,081
Unrealized Gains on Marketable Securities	—	—	—	19	—	19
Adoption of ASC 606	—	—	—	—	1,263	1,263
Net Loss	—	—	—	—	(151,184)	(151,184)

Consolidated Balance at December 31, 2018	11,957,635	$12	$1,083,903	$2,583	$(962,438)	$124,060

The accompanying notes are an integral part of the financial statements.
(Reflects one for fifteen reverse stock split effective February 8, 2019)

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash Flows From Operating Activities:
Net Loss	$(151,184)	$(93,031)	$(128,530)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	3,577	4,414	3,095
Amortization of Intangible Assets	224	896	997
Amortization and Premium of Marketable Securities, Net	(1,048)	(290)	926
Loss on Sale or Disposal of Assets	1,220	55	81
Goodwill Impairment	90,976	—	—
Intangible Asset Impairment	18,677	13,000	—
Gain on Fair Value Remeasurement of Contingent Consideration	(29,621)	(800)	—
Non-Cash Income Tax Benefit	(765)	(24,282)	—
Stock-Based Compensation Expense	8,081	12,312	15,317
Non-Cash Expense	—	—	1,638
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(777)	(96)	(814)
Prepaid and Other Current Assets	1,783	793	1,320
Other Assets	—	205	(89)
Accounts Payable and Accrued Expenses	(13,110)	(8,744)	(4,970)
Other Liabilities	(3,268)	(4,363)	(2,007)

Net Cash Used in Operating Activities	(75,235)	(99,931)	(113,036)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	201,469	219,236	242,792
Purchases of Marketable Securities	(171,182)	(170,980)	(173,925)
Investment in Other	—	—	(1,801)
Cash Acquired in Kolltan Acquisition, Net	—	—	4,592
Acquisition of Property and Equipment	(813)	(1,788)	(2,751)
Proceeds from Sale or Disposal of Assets	342	—	—

Net Cash Provided by Investing Activities	29,816	46,468	68,907

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	29,022	51,025	13,946
Proceeds from Issuance of Stock from Employee Benefit Plans	419	265	536

Net Cash Provided by Financing Activities	29,441	51,290	14,482

Net Decrease in Cash and Cash Equivalents	(15,978)	(2,173)	(29,647)
Cash and Cash Equivalents at Beginning of Period	40,288	42,461	72,108

Cash and Cash Equivalents at End of Period	$24,310	$40,288	$42,461

Non-cash Investing Activities
Accrued construction in progress	$107	$20	$159
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$71	$344	$426
Shares issued in connection with Kolltan Acquisition	$—	$—	$73,397

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Nature of Business and Overview

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies and other cancer-targeting biologics. The Company currently has four drug candidates in clinical development, including CDX-1140, CDX-3379, varlilumab (also referred to as CDX-1127), and CDX-301.

        At December 31, 2018, the Company had cash, cash equivalents and marketable securities of $94.0 million. The Company has had recurring losses and incurred a loss of $151.2 million for the year ended December 31, 2018. Net cash used in operations for the year ended December 31, 2018 was $75.2 million. The Company believes that the cash, cash equivalents and marketable securities at March 7, 2019 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

        The Board of Directors of the Company approved a one for fifteen reverse stock split of the Company's outstanding common stock, which was effected on February 8, 2019. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

        The balance sheets and statements of operations and comprehensive loss, stockholders' equity, and cash flows, are consolidated for the years ended December 31, 2018 and 2017. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

        Combined revenue from BMS, Rockefeller and International AIDS Vaccine Initiative represented 86% of total Company revenue for the year ended December 31, 2018 and 77% of total Company revenue for the year ended December 31, 2017. Combined revenue from Rockefeller and BMS represented 71% of total Company revenue for the year ended December 31, 2016.

        The Company relies on contract manufacturing organizations (CMO) to manufacture drug substance and drug product as well as for future commercial supplies. The Company also relies on

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

CMOs for supply of raw materials as well as filling, packaging, storing and shipping our drug products. The Company relies on third-party collaborators to develop companion diagnostic tests.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Other Assets

        Other assets include a $1.8 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting as of December 31, 2018 and 2017. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate an impairment in value.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. As a result of the discontinuation of the Glemba program, the Company concluded that the Glemba IPR&D asset was fully impaired, and a non-cash impairment charge of $11.8 million was recorded in the first quarter of 2018. The remaining IPR&D assets were assessed for impairment during 2018 and were determined not to be impaired. During the year ended December 31, 2017, the Company recorded a partial impairment charge of $13.0 million related to changes in projected development and regulatory timelines regarding the anti-KIT program.

        Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life. As a result of the discontinuation of the Glemba program, it was concluded that the Company's finite-lived intangible asset was fully impaired and a non-cash impairment charge of $6.9 million was recorded in the first quarter of 2018.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the third quarter, or earlier if impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform a quantitative single-step goodwill impairment test required under U.S. GAAP. As a result of the discontinuation of the Glemba program, the Company evaluated goodwill for potential impairment in the first quarter of 2018. It was determined that the goodwill asset was fully impaired and an impairment charge of $91.0 million was recorded.

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

        The Company's contract liabilities result from arrangements where the Company has received payment in advance of performance under the contract. These amounts are included as deferred revenue within current portion of long-term liabilities on the condensed consolidated balance sheets.

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

Stock-Based Compensation

        The Company records stock-based compensation expense for all stock-based awards made to employees, directors and non-employees based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjust, if necessary, to reflect actual forfeitures. Compensation expense for all stock-based awards is recognized using the straight-line method over the term of vesting or performance.

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2018 and 2017, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

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

	Year Ended December 31,
	2018	2017	2016
Stock options	866,132	723,747	681,248
Restricted stock	3,552	6,445	3,333

	869,684	730,192	684,581

Newly-Adopted Accounting Pronouncements

        On January 1, 2018, the Company adopted the new U.S. GAAP standard "Revenue from Contracts with Customers" using a modified retrospective application method, recognizing an immaterial cumulative-effect adjustment to accumulated deficit. The Company applied the new guidance to (i) contracts not completed as of the date of adoption and (ii) all new revenue contracts entered into after January 1, 2018. Refer to Note 12 "Revenue" for additional details on this adoption and the Company's updated revenue accounting policy and disclosures.

        On January 1, 2018, the Company adopted a U.S. GAAP standard update "Classification of Certain Cash Receipts and Cash Payments" which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The adoption of this new standard did not impact the Company's consolidated financial statements.

        On July 1, 2018, the Company adopted a U.S. GAAP standard that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance is applied to nonemployee share-based transactions. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In February 2016, the FASB issued a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The Company will adopt the new guidance for its fiscal year beginning January 1, 2019 using the modified retrospective transition method, which requires the Company to apply the standard as of the effective date and does not require restatement of prior periods. The Company intends to elect the package of practical expedients, which will allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also plans to make a policy election not to record short term leases on the balance sheet. Adoption of this standard will not have a material impact on the Company's Consolidated Statement of Operations and Comprehensive Loss or Statement of Cash Flow, however the Company expects to record a right-of-use asset of approximately $4.2 million and lease liability of approximately $4.7 million on its Consolidated Balance Sheet related to the Company's operating leases.

        In June 2016, the FASB issued guidance on the Measurement of Credit Losses on Financial Instruments. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2020. We are currently evaluating the potential impact that this standard may have on the Company's consolidated financial statements and related disclosures.

        In August 2018, the FASB issued amendments that modify certain disclosure requirements for fair value measurements. The amendments become effective, including interim periods, beginning January 1, 2020. Early adoption, of all the amendments or only the provisions that eliminate or modify the requirements, is permitted. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

        In November 2018, the FASB issued guidance to clarify the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The amendments become effective, including interim periods, beginning January 1, 2020. Early adoption, including adoption in an interim period, is permitted. This guidance is required to be applied retrospectively as of the date of our adoption of the new revenue standard on January 1, 2018. We are currently evaluating the timing of our adoption and the expected impact this guidance could have on our consolidated financial statements and related disclosures.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(3) Accumulated Other Comprehensive Income

        The changes in accumulated other comprehensive income, which is reported as a component of stockholders' equity, for the year ended December 31, 2018 are summarized below:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(32)	$2,596	$2,564
Other comprehensive gain	19	—	19

Balance at December 31, 2018	$(13)	$2,596	$2,583

        No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2018, 2017 and 2016.

(4) Fair Value Measurements

        The following tables set forth the Company's financial assets and liabilities subject to fair value measurements:

	As of December 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$15,755	—	$15,755	—
Marketable securities	69,712	—	69,712	—

	$85,467	—	$85,467	—

Liabilities:
Kolltan acquisition contingent consideration	$13,779	—	—	$13,779

	$13,779	—	—	$13,779

	As of December 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$24,061	—	$24,061	—
Marketable securities	99,139	—	99,139	—

	$123,200	—	$123,200	—

Liabilities:
Kolltan acquisition contingent consideration	$43,400	—	—	$43,400

	$43,400	—	—	$43,400

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

        The following table reflects the activity for the Company's contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2018 (in thousands):

Other Liabilities: Contingent Consideration
Balance at December 31, 2017	$43,400
Fair value adjustments included in operating expenses	(29,621)

Balance at December 31, 2018	$13,779

        The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016 (Note 17), was primarily an income approach. As of December 31, 2018, the Company may be required to pay future consideration of up to $127.5 million that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

        During the year ended December 31, 2018, the Company recorded a $29.6 million gain on fair value remeasurement of contingent consideration, primarily due to discontinuation of the Glemba and CDX-014 programs, updated assumptions for the varlilumab program, and lower probability that milestones related to our anti-KIT program would be triggered by the Company's current anti-KIT program development.

        The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2018 and 2017.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Marketable Securities

        The following is a summary of marketable securities, classified as available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$27,355	$—	$(4)	$27,351
Maturing after one year through three years	—	—	—	—

Total U.S. government and municipal obligations	$27,355	$—	$(4)	$27,351

Corporate debt securities
Maturing in one year or less	$42,370	$—	$(9)	$42,361
Maturing after one year through three years	—	—	—	—

Total corporate debt securities	$42,370	$—	$(9)	$42,361

Total marketable securities	$69,725	$—	$(13)	$69,712

December 31, 2017
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$26,164	$3	$(9)	$26,158
Maturing after one year through three years	—	—	—	—

Total U.S. government and municipal obligations	$26,164	$3	$(9)	$26,158

Corporate debt securities
Maturing in one year or less	$73,007	$1	$(27)	$72,981
Maturing after one year through three years	—	—	—	—

Total corporate debt securities	$73,007	$1	$(27)	$72,981

Total marketable securities	$99,171	$4	$(36)	$99,139

        The Company holds investment grade marketable securities, and none were considered to be other-than-temporarily impaired as of December 31, 2018. Marketable securities include $0.1 million and $0.3 million in accrued interest at December 31, 2018 and December 31, 2017, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment, Net

        Property and Equipment, Net includes the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Laboratory Equipment	$8,272	$7,770
Manufacturing Equipment	2,497	4,354
Office Furniture and Equipment	3,791	3,764
Leasehold Improvements	17,408	17,164
Construction in Progress	327	932

Total Property and Equipment	32,295	33,984
Less: Accumulated Depreciation and Amortization	(26,184)	(23,612)

Property and Equipment, Net	$6,111	$10,372

        Depreciation and amortization expense related to property and equipment was $3.6 million, $4.4 million, and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(7) Intangible Assets and Goodwill

Intangible Assets, Net

        At December 31, 2018 and 2017, the Company recorded finite intangible assets of $0 and $7.1 million, respectively. Finite-lived intangible assets consisted solely of license rights amended under a 2009 agreement with Amgen Fremont related to developing and commercializing Glemba. As a result of the discontinuation of the Glemba program, the Company concluded that the finite-lived intangible asset was fully impaired and a non-cash impairment charge of $6.9 million was recorded in the first quarter of 2018. Amortization expense for finite intangible assets was $0.2 million, $0.9 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016.

        At December 31, 2018 and 2017, the Company recorded indefinite-lived intangible assets of $48.7 million and $60.5 million, respectively. At December 31, 2018, indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") related to the development of CDX-3379, the anti-KIT program and the TAM program. CDX-3379 is in Phase 2 development. The anti-KIT and TAM programs are in preclinical development. As of December 31, 2018, no IPR&D asset had reached technological feasibility nor did any have alternative future uses.

        The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. As a result of the discontinuation of the Glemba program, the Company concluded that the Glemba IPR&D asset was fully impaired and a non-cash impairment charge of $11.8 million was recorded in the first quarter of 2018. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Intangible Assets and Goodwill (Continued)

Goodwill

        At December 31, 2018 and 2017, the Company recorded goodwill of $0 and $91.0 million, respectively. The Company evaluated goodwill for potential impairment due to the discontinuation of the Glemba program. The carrying amount of the Company was compared to the Company's fair value. The Company's fair value assessment reflected a number of significant management assumptions and estimates including the Company's probability forecasts for pipeline assets, income taxes, capital expenditures, market premium and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company's conclusions. Through this assessment, it was determined that the carrying amount of the Company exceeded its fair value by over $91.0 million. As such, the full goodwill asset was considered impaired and a charge of $91.0 million was recorded during the first quarter of 2018.

(8) Accrued Expenses

        Accrued expenses include the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Accrued Payroll and Employee Benefits	$4,400	$6,348
Accrued Research and Development Contract Costs	1,766	11,399
Accrued Professional Fees	620	1,408
Other Accrued Expenses	221	300

	$7,007	$19,455

(9) Other Long-Term Liabilities

        Other long-term liabilities include the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 14)	$3,007	$3,772
Deferred Income From Sale of Tax Benefits	4,218	6,756
Other	1,083	1,344
Contingent Milestones (Note 4)	13,779	43,400
Deferred Revenue	1,586	2,813

Total	23,673	58,085
Less Current Portion	(4,526)	(6,566)

Long-Term Portion	$19,147	$51,519

        In November 2015, December 2014 and January 2014, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million, $1.9 million and $1.1 million to an independent third party for $9.2 million, $1.8 million and $1.0 million, respectively. Under the agreement, the Company must maintain a base of operations

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Other Long-Term Liabilities (Continued)

in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $2.5 million, $2.7 million and $2.8 million to other income related to the sale of these tax benefits, respectively.

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

        In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. ("Cantor") to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the years ended December 31, 2018, 2017 and 2016, the Company issued 2,702,660, 1,181,524 and 220,253 shares of its common stock, respectively, under this controlled equity offering sales agreement with Cantor resulting in net proceeds to the Company of $29.0 million, $51.0 million and $13.9 million, respectively, after deducting commission and offering expenses. At December 31, 2018, the Company had $37.6 million remaining in aggregate gross offering price available under the Cantor agreement. From January 1, 2019 through February 28, 2019, the Company issued 478,785 shares of its common stock resulting in net proceeds to the Company of $2.3 million.

Convertible Preferred Stock

        At December 31, 2018, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock"). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2018 or 2017.

(11) Stock-Based Compensation

        The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan") and the 2008 Stock Option and Incentive Plan (the "2008 Plan").

Employee Stock Purchase Plan

        At December 31, 2018, a total of 26,667 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2018, 2017 and 2016, the Company issued 9,524,

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation (Continued)

5,359 and 3,956 shares under the 2004 ESPP Plan, respectively. At December 31, 2018, 3,666 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2018, the 2008 Plan allowed for a maximum of 1,333,333 shares of common stock to be issued for grants of new awards until June 9, 2025 and grants of incentive stock options until April 16, 2025. The Company's Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2008 Plan.

        A summary of stock option activity for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2017	723,747	$141.00	6.1
Granted	338,517	$9.11
Exercised	(6,967)	$42.00
Canceled	(189,165)	$125.38

Options Outstanding at December 31, 2018	866,132	$93.70	7.1

Options Vested and Expected to Vest at December 31, 2018	846,352	$95.47	7.0
Options Exercisable at December 31, 2018	426,612	$162.83	5.1
Shares Available for Grant Under the 2008 Plan	356,913

        The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.0 million, $0.0 million and $0.1 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $6.60, $23.70 and $47.70, respectively. The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $8.0 million, $13.4 million and $17.0 million, respectively.

        The aggregate intrinsic value of stock options outstanding at December 31, 2018 was $0.0 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2018 was $0.0 million. As of December 31, 2018, total compensation cost related to non-vested employee and

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation (Continued)

non-employee director stock options not yet recognized was approximately $6.8 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2017	6,445	$44.70
Granted	—	$—
Vested	(2,449)	$47.94
Canceled	(444)	$34.83

Outstanding and unvested at December 31, 2018	3,552	$43.84

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was recorded as follows:

	2018	2017	2016
	(In thousands)
Research and development	$3,874	$6,693	$7,821
General and administrative	4,207	5,619	7,496

Total stock-based compensation expense	$8,081	$12,312	$15,317

        The fair values of employee and director stock options granted during the years ended December 31, 2018, 2017 and 2016 were valued using the Black-Scholes option pricing model with the following assumptions:

	2018	2017	2016
Expected stock price volatility	73 - 85%	75 - 77%	70 - 77%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	2.8 - 3.1%	2.0 - 2.3%	1.4 - 2.3%
Expected dividend yield	None	None	None

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Revenue

        On January 1, 2018, the Company adopted a new revenue accounting standard, "Revenue from Contracts with Customers" (ASC 606). Upon adoption using the modified retrospective application, the Company recognized a $1.3 million decrease to accumulated deficit, a $0.8 million decrease in deferred revenue and $0.5 million increase in accounts receivable due to the cumulative impact of adopting ASC 606. This impact was driven by the acceleration of revenue using a percentage-of-completion method of accounting under ASC 606 for an open contract that had previously been accounted for using the Contingency Adjusted Performance Model ("CAPM") under previous guidance.

        Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous guidance. There was not a material impact to revenues as a result of applying ASC 606 for the year ended December 31, 2018, and there have not been significant changes to the Company's business processes, systems or internal controls as a result of adopting the new standard. Revenue recognition remained largely unchanged under the new standard.

Contract Assets and Liabilities

        At January 1, 2018 and December 31, 2018, the Company's right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets.

        Revenue recognized from contract liabilities as of January 1, 2018 during the year ended December 31, 2018 was $1.9 million. Revenue expected to be recognized in the future from contract liabilities as performance obligations are satisfied are not expected to be material.

Product Development and Licensing Revenue

        The Company's primary product development and licensing revenue is associated with a clinical collaboration agreement with BMS entered into in 2014 to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS's PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The performance obligations under the collaboration agreement consist of intellectual property licenses and the performance of research and development services. The Company determined that the performance obligations were not separately identifiable and were not distinct (and did not have standalone value) due to the specialized nature of the services to be provided, the dependent relationship between the performance obligations and the Company's proprietary technology that makes them uniquely qualified to perform the R&D services. Therefore, the Company concluded that the collaboration agreement has a single identified or combined performance obligation. As of December 31, 2018, deferred revenue related to the Company's remaining performance obligation under this arrangement is not material. The Company recorded $3.3 million, $2.8 million and $2.1 million in revenue related to this agreement during the years ended December 31, 2018, 2017 and 2016, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Revenue (Continued)

Contract and Grants Revenue

        In 2017, the Company entered into fixed-fee manufacturing and research and development arrangements with both the International AIDS Vaccine Initiative (IAVI) and Frontier Biotechnologies, Inc (Frontier). The Company recognized $3.0 million and $6.6 million in revenue under these agreements during the years ended December 31, 2018 and 2017, respectively.

        In 2013, the Company entered into an agreement, as amended, with Rockefeller University pursuant to which the Company performs manufacturing and research and development services for Rockefeller University. The Company recognized $2.6 million, $2.2 million and $2.7 million in revenue for labor hours and direct costs incurred related to the Rockefeller University agreement during years ended December 31, 2018, 2017 and 2016, respectively.

(13) Collaboration Agreements

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.7 million, $0.7 million and $1.6 million was recorded to research and development expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Medarex, Inc. (Medarex), which was acquired by Bristol-Myers Squibb

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

Amgen Inc. (Amgen)

        Under a license agreement with Amgen, the Company acquired the exclusive rights to CDX-301 and CD40 ligand, or CD40L. CDX-301 and CD40L are immune modulating molecules that increase the numbers and activity of immune cells that control immune responses. The Company may be required to pay Amgen milestones of up to $0.9 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(13) Collaboration Agreements (Continued)

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

MedImmune, LLC (MedImmune)

        Under a license agreement with MedImmune, the Company acquired exclusive rights to specified patent rights and know-how that are controlled by MedImmune and relate to the research, development, manufacture and commercialization of CDX-3379. The Company may be required to pay Medimmune up to $45.0 million upon obtaining specified regulatory and development milestones in the first indication of CDX-3379. In addition, the Company may be required to pay MedImmune one-time milestone payments of up to $125.0 million if specified annual net sale thresholds are met related to the first indication of CDX-3379. The Company may also be required to pay MedImmune a tiered royalty on annual net sales of CDX-3379 at rates ranging from high single-digit to low teens percentages. The Company may also be required to pay specified royalties on annual net sales of CDX-3379 at a rate in the low single digits to certain other third parties from whom MedImmune licensed certain intellectual property.

(14) Income Taxes

        The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income Tax Benefit (Provision):
Federal	$22,255	$57,547	$45,518
State	6,406	(2,479)	7,268
Foreign	913	2,448	1,124
Income Tax Rate Change	—	(99,528)	—

	29,574	(42,012)	53,910
Deferred Tax Valuation Allowance	(28,809)	66,294	(53,910)

	$765	$24,282	$—

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) Income Taxes (Continued)

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate is as follows:

	2018	2017	2016
	(In thousands)
Pre-Tax Loss	$(151,949)	$(117,313)	$(128,530)

Loss at Statutory Rates	(31,909)	(39,887)	(43,700)
Difference in Foreign Tax Rates	—	326	150
Research and Development Credits	(2,056)	(2,847)	(5,203)
State Taxes	(6,406)	(6,283)	(7,268)
Income Tax Rate Change	—	99,528	—
Other	(1,175)	(321)	2,111
Milestone Abandonment	(6,220)	—	—
Intangible Impairment	19,105	—	—
Recognition of APIC NOLs	—	(5,729)	—
Impact of Pass-through Entities	(913)	(2,775)	—
Change in Valuation Allowance	28,809	(66,294)	53,910

Income Tax (Benefit) Provision	$(765)	$(24,282)	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) Income Taxes (Continued)

principal components of the deferred tax assets and liabilities at December 31, 2018 and 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$168,239	$146,228
Foreign Net Operating Loss Carryforwards	4,485	3,572
Tax Credit Carryforwards	39,761	36,458
Deferred Research and Development Expenses	76,555	79,272
Stock-based Compensation	11,977	10,718
Fixed Assets	1,761	1,305
Deferred Revenue	13	686
Accrued Expenses and Other	183	316

	302,974	278,555
Gross Deferred Tax Liabilities
Other Acquired Intangibles	120	(1,792)
IPR&D Intangibles	(12,748)	(15,992)

Total Deferred Tax Assets and Liabilities	290,346	260,771

Valuation Allowance	(293,353)	(264,543)

Net Deferred Tax Liability	$(3,007)	$(3,772)

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

        As a result of the TCJA, the Company revalued its deferred tax liabilities at the new federal rate of 21%, resulting in a $6.9 million decrease and a corresponding income tax benefit. The Company also scheduled out reversals of its deferred tax assets and liabilities, determining that their reversal would create future indefinite-lived net operating losses under the TCJA. As such, the valuation allowance was reduced relating to the remaining indefinite-lived federal deferred tax liabilities balance, leading to

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) Income Taxes (Continued)

an additional income tax benefit of $12.2 million. The Company's deferred tax asset balance was also revalued at the new 21% rate resulting in a $99.5 million decrease in the balance with a corresponding decrease to the valuation allowance. Finally, the one-time transition tax on previously deferred foreign earnings under the TCJA is not expected to impact the Company due to a net deficit in the Australian subsidiary. The Company's accounting for the tax effects of the TCJA is complete.

        The net deferred tax liability of $3.0 million and $3.8 million at December 31, 2018 and 2017, respectively, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes. The Company recorded an income tax benefit of $0.8 million during the year ended December 31, 2018 due to a decrease in deferred tax liabilities resulting from the partial impairment of the anti-KIT program.

        As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $636.8 million and $532.4 million, respectively, which may be available to offset certain future income tax liabilities and begin to expire in 2019 and 2028, respectively. Of the federal net operating loss carryforwards of $636.8 million, approximately $75 million are from 2018 and have no expiration date. As of December 31, 2018, the Company also had federal and state research and development tax credit carryforwards of $31.0 million and $11.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2018 and 2017, respectively.

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

        The Company incurred a foreign pre-tax loss of $3.0 million and $8.2 million during the years ended December 31, 2018 and 2017, respectively. Beginning with the 2016 tax returns, the Company elected to classify the Australian entity as a disregarded entity for income tax purposes. The foreign pre-tax losses have been included with the Federal net operating loss carryforwards.

        As of December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits.

        Massachusetts, New Jersey, New York, Connecticut and Australia are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year. Generally, in U.S. federal and state taxing jurisdictions, all years which generated net operating losses and/or tax credit carryforwards remain subject to examination to the extent those carryforwards are utilized in a subsequent period.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) Commitments and Contingencies

        The Company has facility and equipment leases that expire at various dates through 2020. Certain of these facility leases contain renewal options, early termination provisions, and provisions that escalate the base rent payments and require the Company to pay common area maintenance costs ("CAM") during the lease term. The following obligations for base rent and CAM costs under facility and other non-cancelable operating leases as of December 31, 2018 do not include the exercise of renewal terms or early termination provisions (in thousands):

2019	$4,648
2020	3,140
2021	—
2022	—
2023	—
Thereafter	—

Total minimum lease payments	$7,788

        The Company's total rent and CAM expense for all facility leases was $4.0 million, $4.1 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(16) Retirement Savings Plan

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(17) Kolltan Acquisition

        On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan Pharmaceuticals, Inc. ("Kolltan"), a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company's common stock plus contingent consideration in the form of development and approval milestones. As of December 31, 2018, the Company may be required to pay future consideration of up to $127.5 million that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company completed this acquisition in order to gain access to Kolltan's antibody-based drug development programs targeting receptor tyrosine kinases (RTKs) for the treatment of cancer and other diseases with significant unmet needs.

Purchase Price

        The purchase price for Kolltan was calculated based on the closing price of the Company's common stock of $60.30 per share on November 29, 2016. The Company also recorded a liability of $44.2 million which represented the initial fair value of the contingent consideration. This fair value measurement used significant unobservable inputs representing a Level 3 measurement more fully described in Note 4, Fair Value Measurements to these consolidated financial statements. Subsequent changes to the fair value of the contingent consideration will be recognized as adjustments to operating

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(17) Kolltan Acquisition (Continued)

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(17) Kolltan Acquisition (Continued)

Acquisition-Related Expenses, Including Severance

        The Company incurred $0.7 million in acquisition-related expenses in the consolidated statements of operations for the year ended December 31, 2016. From the acquisition date through December 31, 2016, the consolidated statements of operations also include $2.4 and $0.7 million in Kolltan related severance expense within general and administrative and research and development expenses, respectively.

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

Unaudited Years Ended December 31,
2016
(In thousands)
Revenue	$6,786
Net loss	$(146,905)

(18) Selected Quarterly Financial Data (Unaudited)

2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018
	(In thousands, except per share amounts)
Total revenue	$4,068	$2,763	$941	$1,764
Net loss	(118,132)	(16,407)	(7,243)	(9,402)
Basic and diluted net loss per common share	(12.61)	(1.67)	(0.66)	(0.81)

2017	Q1 2017	Q2 2017	Q3 2017	Q4 2017
	(In thousands, except per share amounts)
Total revenue	$1,534	$3,829	$3,924	$3,456
Net loss	(34,261)	(28,566)	(26,363)	(3,841)
Basic and diluted net loss per common share	(4.19)	(3.42)	(3.05)	(0.42)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2018, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

        The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, under "Information Regarding the Current Directors and Executive Officers of Celldex Therapeutic, Inc.," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2019 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2019 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2019 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2019 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2019 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2019 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2019 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2019 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2019 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws, dated April 7, 2014	8-K (000-15006)	3.1	4/8/14
3.9	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 115 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
10.4	Second Amendment to Lease by and between the Company and DIV Needham 115 LLC dated as of August 1, 2015	10-K/A (000-15006)	10.4	2/25/16
*10.5	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.7	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.8	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.9	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.10	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.11	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.12	Eighth Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.13	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.14	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.15	Research and Commercialization Agreement, as amended, dated as of April 6, 2004 by and among Medarex, Inc., GenPharm International, Inc. and the Company	S-4 (333-148291)	10.5	1/18/08
*10.16	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.17	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.18	License Agreement between Medarex and Company dated September 17, 2010	10-Q/A (000-15006)	10.3	12/23/10
*10.19	License and Option Agreement by and between MedImmune, LLC and the Company, dated July 24, 2013, as amended by the Amendment, dated October 27, 2015	10-K (000-15006)	10.24	3/7/18
*10.20	Third Amended and Restated License Agreement by and between Yale University and the Company, dated March 14, 2013, as amended by the Amendments, dated March 21, 2014 and December 1, 2014	10-K (000-15006)	10.25	3/7/18
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.21	Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	1.1	5/19/16
Material Contracts—Management Contracts and Compensatory Plans
†10.22	2008 Stock Option and Incentive Plan, as amended and restated	10-K (000-15006)	10.27	3/7/18
†10.23	2004 Employee Stock Purchase Plan, as amended and restated	10-K (000-15006)	10.28	3/7/18
†10.24	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	12/29/17
†10.25	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	12/29/17
†10.26	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	12/29/17

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
†10.27	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	12/29/17
†10.28	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	12/29/17
†10.29	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	12/29/17
†10.30	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	12/29/17
†10.31	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	12/29/17
†10.32	Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.33	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
March 7, 2019		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 7, 2019
/s/ SAM MARTIN Sam Martin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2019
/s/ LARRY ELLBERGER Larry Ellberger	Director, Chairman of the Board of Directors	March 7, 2019
/s/ KEITH L. BROWNLIE Keith L. Brownlie	Director	March 7, 2019
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	March 7, 2019
/s/ JAMES J. MARINO James J. Marino	Director	March 7, 2019
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 7, 2019
/s/ KAREN L. SHOOS Karen L. Shoos	Director	March 7, 2019