Form 10-Q
period 2019-03-31
Celldex Therapeutics, Inc.
filed 2019-05-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(908) 200-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	CLDX	Nasdaq Capital Market

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

As of April 30, 2019, 13,768,878 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,533	$24,310
Marketable Securities	53,535	69,712
Accounts and Other Receivables	2,307	3,162
Prepaid and Other Current Assets	1,476	1,895
Total Current Assets	88,851	99,079
Property and Equipment, Net	5,462	6,111
Operating Lease Right-of-Use Assets, Net	4,445	—
Intangible Assets, Net	48,690	48,690
Other Assets	129	1,929
Total Assets	$147,577	$155,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,105	$1,069
Accrued Expenses	5,474	7,007
Current Portion of Operating Lease Liabilities	2,633	—
Current Portion of Other Long-Term Liabilities	2,777	4,526
Total Current Liabilities	11,989	12,602
Long-Term Portion of Operating Lease Liabilities	2,599	—
Other Long-Term Liabilities	20,296	19,147
Total Liabilities	34,884	31,749
Commitments and Contingent Liabilities
Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2019 and December 31, 2018	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 12,844,711 and 11,957,635 Shares Issued and Outstanding at March 31, 2019 and December 31, 2018, Respectively	13	12
Additional Paid-In Capital	1,089,755	1,083,903
Accumulated Other Comprehensive Income	2,602	2,583
Accumulated Deficit	(979,677)	(962,438)
Total Stockholders’ Equity	112,693	124,060
Total Liabilities and Stockholders’ Equity	$147,577	$155,809

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
REVENUES:
Product Development and Licensing Agreements	$129	$992
Contracts and Grants	1,296	3,076
Total Revenues	1,425	4,068

OPERATING EXPENSES:
Research and Development	11,151	21,875
General and Administrative	4,896	5,593
Goodwill Impairment	—	90,976
Intangible Asset Impairment	—	18,677
Other Asset Impairment	1,800	—
Loss/(Gain) on Fair Value Remeasurement of Contingent Consideration	1,519	(13,600)
Amortization of Acquired Intangible Assets	—	224
Total Operating Expenses	19,366	123,745

Operating Loss	(17,941)	(119,677)
Investment and Other Income, Net	702	780
Net Loss Before Income Tax Benefit	(17,239)	(118,897)
Income Tax Benefit	—	765
Net Loss	$(17,239)	$(118,132)

Basic and Diluted Net Loss Per Common Share	$(1.40)	$(12.61)

Shares Used in Calculating Basic and Diluted Net Loss Per Share	12,297	9,370

COMPREHENSIVE LOSS:
Net Loss	$(17,239)	$(118,132)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Marketable Securities	19	(5)
Comprehensive Loss	$(17,220)	$(118,137)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash Flows From Operating Activities:
Net Loss	$(17,239)	$(118,132)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,352	1,028
Amortization of Intangible Assets	—	224
Amortization and Premium of Marketable Securities, Net	(345)	(155)
Loss on Sale or Disposal of Assets	25	10
Goodwill Impairment	—	90,976
Intangible Asset Impairment	—	18,677
Other Asset Impairment	1,800	—
Loss/(Gain) on Fair Value Remeasurement of Contingent Consideration	1,519	(13,600)
Non-Cash Income Tax Benefit	—	(765)
Stock-Based Compensation Expense	1,693	2,488
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	855	(1,635)
Prepaid and Other Current Assets	299	(144)
Accounts Payable and Accrued Expenses	(1,455)	(5,919)
Other Liabilities	(1,737)	(1,075)
Net Cash Used in Operating Activities	(13,233)	(28,022)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	37,886	46,871
Purchases of Marketable Securities	(21,404)	(31,117)
Acquisition of Property and Equipment	(186)	(259)
Net Cash Provided by Investing Activities	16,296	15,495

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	4,151	11,689
Proceeds from Issuance of Stock from Employee Benefit Plans	9	374
Net Cash Provided by Financing Activities	4,160	12,063

Net Increase/(Decrease) in Cash and Cash Equivalents	7,223	(464)
Cash and Cash Equivalents at Beginning of Period	24,310	40,288
Cash and Cash Equivalents at End of Period	$31,533	$39,824

Non-cash Investing Activities
Accrued construction in progress	$65	$212
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$—	$38

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2019. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2019.

At March 31, 2019, the Company had cash, cash equivalents and marketable securities of $85.1 million. The Company has had recurring losses and incurred a loss of $17.2 million for the three months ended March 31, 2019. Net cash used in operations for the three months ended March 31, 2019 was $13.2 million. The Company believes that the cash, cash equivalents and marketable securities at May 7, 2019 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

The Board of Directors of the Company approved a one for fifteen reverse stock split of the Company’s outstanding common stock, which was effected on February 8, 2019. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

(2) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, except as it relates to the adoption of new accounting standards during the first three months of 2019 as discussed below.

Newly Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard was adopted using the modified retrospective transition method, which requires the Company to apply the standard as of the effective date and does not require restatement of prior periods. The Company elected to apply the package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. Adoption of this standard did not have a material impact on the Company’s Consolidated Statement of Operations and Comprehensive Loss or Statement of Cash Flow, however, upon adoption, the Company recorded right-of-use assets of $3.8 million and lease liabilities of $4.7 million on its Consolidated Balance Sheet related to the Company’s operating leases. The difference between the right-of-use assets and lease liabilities recorded upon adoption is due to certain adjustments required to the right-of-use assets for prepaid rent and accrued termination expenses. Refer to Note 5 “Leases” for the Company’s updated lease accounting policy and disclosures.

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

In June 2016, the FASB issued guidance on the Measurement of Credit Losses on Financial Instruments. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2020. We are currently evaluating the potential impact that this standard may have on the Company’s consolidated financial statements and related disclosures.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of March 31, 2019	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$21,432	—	$21,432	—
Marketable securities	53,535	—	53,535	—
	$74,967	—	$74,967	—
Liabilities:
Kolltan acquisition contingent consideration	$15,298	—	—	$15,298
	$15,298	—	—	$15,298

	As of December 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$15,755	—	$15,755	—
Marketable securities	69,712	—	69,712	—
	$85,467	—	$85,467	—
Liabilities:
Kolltan acquisition contingent consideration	$13,779	—	—	$13,779
	$13,779	—	—	$13,779

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2019 (in thousands):

Other Liabilities: Contingent Consideration

Balance at December 31, 2018	$13,779
Fair value adjustments included in operating expenses	1,519
Balance at March 31, 2019	$15,298

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

During the three months ended March 31, 2019, the Company recorded a $1.5 million loss on fair value remeasurement of contingent consideration, primarily due to changes in discount rates and the passage of time. During the three months ended March 31, 2018, the Company recorded a $13.6 million gain on fair value remeasurement of contingent consideration, primarily due to updated assumptions for Glemba-related milestones due to the METRIC failure and discontinuation of the Glemba program.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2019.

(4)  Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2019
U.S. government and municipal obligations (maturing in one year or less)	$17,641	$3	$—	$17,644
Corporate debt securities (maturing in one year or less)	35,888	4	(1)	35,891
Total Marketable Securities	$53,529	$7	$(1)	$53,535

December 31, 2018
U.S. government and municipal obligations (maturing in one year or less)	$27,355	$—	$(4)	$27,351
Corporate debt securities (maturing in one year or less)	42,370	—	(9)	42,361
Total Marketable Securities	$69,725	$—	$(13)	$69,712

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of March 31, 2019 and December 31, 2018. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.1 million in accrued interest at March 31, 2019 and December 31, 2018.

(5) Leases

The Company has operating leases of office and laboratory space, which have remaining lease terms of one to six years and may include one or more options to renew or terminate early.

The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments, initial direct costs paid or incentives received. The Company’s leases do not contain an implicit rate, and therefore the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Options to extend or terminate the lease are reflected in the calculation when it is reasonably certain that the option will be exercised. The Company has elected to account for lease and non-lease components as a single lease component, however non-lease components that are variable, such as common area maintenance and utilities, are generally paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and operating lease liability and are reflected as an expense in the period incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

During the quarter ended March 31, 2019, the Company amended its Hampton, New Jersey lease to eliminate 16,200 square feet of space and extend the remaining 33,400 square feet of space for an additional five-year term with an early termination option after three years. The Company recorded an additional right-of-use asset and lease liability of $1.4 million for the initial 3 years related to the amendment.

Operating lease expense and variable lease expense was $0.7 million and $0.4 million for the three months ended March 31, 2019, respectively. Operating cash flows used for operating leases during the three months ended March 31, 2019 was $0.9 million. As of March 31, 2019, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 11.3%.

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Remainder of 2019	$2,277
2020	2,171
2021	508
2022	746
2023	311
Total lease payments	6,013
Less imputed interest	(781)
Present value of operating lease liabilities	$5,232

Under the prior lease accounting guidance, operating lease obligations, including estimated variable lease obligations, as of December 31, 2018 were as follows:

2019	$4,648
2020	3,140
Thereafter	—
Total lease payments	$7,788

(6)  Intangible Assets and Goodwill

Intangible Assets, Net

As a result of the discontinuation of the Glemba program, the Company concluded that the finite-lived intangible asset related to its Amgen Fremont license rights to develop and commercialize Glemba was fully impaired and a non-cash impairment charge of $6.9 million was recorded in the first quarter of 2018. Amortization expense related to this finite-lived intangible asset was $0.0 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and 2018, the Company recorded indefinite-lived intangible assets of $48.7 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of CDX-3379, the anti-KIT program and the TAM program. CDX-3379 is in Phase 2 development. The anti-KIT and TAM programs are in preclinical development. As of March 31, 2019, none of the Company’s IPR&D assets had reached technological feasibility nor did any have alternative future uses.

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

Goodwill

The Company evaluated goodwill for potential impairment due to the discontinuation of the Glemba program. The carrying amount of the Company was compared to the Company’s fair value. The Company’s fair value assessment reflected a number of significant management assumptions and estimates including the Company’s probability forecasts for pipeline assets, income taxes, capital expenditures, market premium and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company’s conclusions. Through this assessment, it was determined that the carrying amount of the Company exceeded its fair value by over $91.0 million. As such, the full goodwill asset was considered impaired and a charge of $91.0 million was recorded during the first quarter of 2018.

(7) Other Assets

In 2016, the Company entered into a research and collaboration agreement with an undisclosed private company to access novel technologies and paid $3.5 million to support research activities and make an investment in the private company. The Company recorded $1.8 million to other assets related to this investment and $1.7 million was recorded to research and development expense over the term of the research activities. The stock of the private company does not have a readily determinable fair value, and therefore it is measured at cost less impairment, if any. Based on information received in April 2019, it was determined that there was a deterioration of the private company’s financial condition due to a working capital deficiency and an inability to secure additional funding as of March 31, 2019. Therefore, the Company concluded that the investment is impaired, and a non-cash impairment charge of $1.8 million was recorded for the three months ended March 31, 2019.

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 13)	$3,007	$3,007
Deferred Income From Sale of Tax Benefits	4,014	4,218
Other	—	1,083
Contingent Milestones (Note 3)	15,298	13,779
Deferred Revenue (Note 12)	754	1,586
Total	23,073	23,673
Less Current Portion	(2,777)	(4,526)
Long-Term Portion	$20,296	$19,147

In November 2015 and December 2014, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million and $1.9 million to an independent third party for $9.2 million and $1.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.2 million and $0.4 million in other income related to the sale of these tax benefits during the three months ended March 31, 2019 and 2018, respectively.

(9) Stockholders’ Equity

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the three months ended March 31, 2019, the Company issued 883,569 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $4.2 million after deducting commission and offering expenses. At March 31, 2019, the Company had $33.3 million remaining in aggregate gross offering price available under the Cantor agreement. In April 2019, the Company issued 924,167 shares of its common stock resulting in net proceeds to the Company of $4.1 million.

The changes in Stockholders’ Equity during the three months ended March 31, 2019 and 2018 are summarized below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2017	9,234,693	9	1,046,313	2,564	(812,517)	236,369
Shares Issued under Stock Option and Employee Stock Purchase Plans	9,453	—	374	—	—	374
Shares Issued in Connection with Cantor Agreement	312,802	—	11,689	—	—	11,689
Shares Issued in Connection with Kolltan Severance	971	—	38	—	—	38
Share-Based Compensation	—	—	2,488	—	—	2,488
Unrealized Loss on Marketable Securities	—	—	—	(5)	—	(5)
Adoption of ASC 606	—	—	—	—	1,261	1,261
Net Loss	—	—	—	—	(118,132)	(118,132)
Consolidated Balance at March 31, 2018	9,557,919	9	1,060,902	2,559	(929,388)	134,082

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2018	11,957,635	12	1,083,903	2,583	(962,438)	124,060
Shares Issued under Stock Option and Employee Stock Purchase Plans	3,507	—	9	—	—	9
Shares Issued in Connection with Cantor Agreement	883,569	1	4,150	—	—	4,151
Share-Based Compensation	—	—	1,693	—	—	1,693
Unrealized Gain on Marketable Securities	—	—	—	19	—	19
Net Loss	—	—	—	—	(17,239)	(17,239)
Consolidated Balance at March 31, 2019	12,844,711	13	1,089,755	2,602	(979,677)	112,693

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2018	866,132	$93.70	7.1
Granted	900	4.88
Exercised	—	—
Canceled	(30,928)	125.69
Options Outstanding at March 31, 2019	836,104	92.42	7.0
Options Vested and Expected to Vest at March 31, 2019	800,868	95.77	6.9
Options Exercisable at March 31, 2019	416,737	163.47	5.2
Shares Available for Grant Under the 2008 Plan	387,138

The weighted average grant-date fair value of stock options granted during the three month period ended March 31, 2019 was $3.67. Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was recorded as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Research and development	$756	$1,311
General and administrative	937	1,177
Total stock-based compensation expense	$1,693	$2,488

The fair values of employee and director stock options granted during the three months ended March 31, 2019 and 2018 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2019	2018
Expected stock price volatility	91%	73%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	2.5%	2.8%
Expected dividend yield	None	None

(11) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2019 are summarized below:

	Unrealized Gain/(Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2018	$(13)	$2,596	$2,583
Other comprehensive loss	19	—	19
Balance at March 31, 2019	$6	$2,596	$2,602

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2019.

(12)  Revenue

Product Development and Licensing Revenue

The Company’s primary product development and licensing revenue is associated with a clinical collaboration agreement with BMS entered into in 2014 to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The Company recorded $0.1 million and $0.9 million in revenue related to this agreement during the three months ended March 31, 2019 and 2018, respectively.

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University and Duke University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis. The Company recognized $1.2 million and $0.8 million in revenue for labor hours and direct costs incurred under these agreements during the three months ended March 31, 2019 and 2018, respectively.

The Company has entered into fixed-fee manufacturing and research and development arrangements with the International AIDS Vaccine Initiative and Frontier Biotechnologies, Inc. The Company recognized $0.1 million and $2.3 million in revenue under these agreements during the three months ended March 31, 2019 and 2018, respectively.

Contract Assets and Liabilities

At December 31, 2018 and March 31, 2019, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2018 and March 31, 2019, the Company had $1.6 million and $0.8 million in contract liabilities recorded, respectively. Revenue recognized from contract liabilities as of December 31, 2018 during the three months ended March 31, 2019 was $0.8 million.

(13)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2019 and December 31, 2018.

The net deferred tax liability of $3.0 million at March 31, 2019 and December 31, 2018 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes. As a result of the discontinuation of the Glemba program, the Company recorded a $0.8 million non-cash income tax benefit during the first quarter of 2018.

Massachusetts, New Jersey, Connecticut and Australia are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year.

(14)  Net Loss Per Share

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

	Three Months Ended March 31,
	2019	2018
Stock Options	836,104	630,445
Restricted Stock	3,552	6,445
	839,656	636,890

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

•                  our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and

•                  the risk factors set forth elsewhere in this quarterly report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and other reports that we file with the Securities and Exchange Commission.

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

•                  CDX-301, a dendritic cell growth factor, currently being evaluated in a combination study with CDX-1140; and

•                  Varlilumab, an immune modulating antibody targeting CD27 designed to enhance a patient’s immune response, currently being evaluated for potential combination with CDX-1140, especially in lymphomas which co-express CD40 and CD27 receptors.

We routinely work with external parties to collaboratively advance our drug candidates. In addition to Celldex-led studies, we also have an Investigator Initiated Research (IIR) program with eight studies ongoing with our prioritized drug candidates.

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

During the past five years through December 31, 2018, we incurred an aggregate of $469.9 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2019 and 2018. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In thousands)
CDX-1140	$1,573	$932
CDX-3379	1,161	678
CDX-301	365	525
Varlilumab	1,174	2,510
Anti-KIT Program	1,143	1,686
TAM Program	1,336	1,692
CDX-527	1,082	—
Other Programs	3,317	13,852
Total R&D Expense	$11,151	$21,875

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

In support of this, the Phase 1 study protocol also allows for the exploration of CDX-1140 in combination with CDX-301 at a fixed dose of CDX-301 and escalating doses of CDX-1140. Dendritic cells, which express CD40, are often rare or missing from the tumor microenvironment and are critical for initiating anti-tumor immunity. CDX-301 is being utilized to increase the number of dendritic cells in blood and tissue available for CDX-1140 activation. CDX-1140 should, in turn, activate and mature the dendritic cells, an important step for enhancing anti-tumor immune responses.

Interim data from the Phase 1 study were presented in April 2019 at the American Association for Cancer Research (AACR) Annual Meeting. 30 patients were enrolled in the study at the time of data analysis (n=22 monotherapy; n=8 combination). Six monotherapy dosing cohorts in both solid tumors and non-Hodgkin lymphoma (NHL) (0.01, 0.03, 0.09, 0.18, 0.36 and 0.72 mg/kg) and two combination cohorts in solid tumors (0.09 and 0.18 mg/kg) with CDX-301 were completed. Enrollment to the seventh monotherapy cohort at 1.5 mg/kg and to the third CDX-301 combination cohort at 0.36 mg/kg were ongoing. In general, patients had advanced disease and were heavily pretreated (median number of prior therapies: 4 monotherapy arm; 3.5 combination arm). CDX-1140 was generally well tolerated. A maximum tolerated dose (MTD) had not been reached. Across both arms of the study, there were no high grade (Grade 3 or above) drug-related changes observed in liver function tests or platelets, including at CDX-1140 dose levels which exceed the MTDs reported with other CD40 agonists. The addition of CDX-301 did not affect the tolerability of CDX-1140 at the dose levels tested. Dose dependent biological effects consistent with CD40-mediated immune activation were reported. Higher dose levels achieved circulating antibody concentrations in the range of 20 to 30 micrograms CDX-1140 per milliliter. Transient dose-dependent pharmacodynamic effects were observed including activation of dendritic cells and B cells, along with increases in pro-inflammatory cytokines and chemokines in the blood, all of which are consistent with CD40-mediated immune activation and the hypothesis that CDX-1140 is achieving dose levels optimal for systemic exposure. The addition of CDX-301 further enhanced cytokine responses. While not anticipated at low CDX-1140 dose levels, stable disease was observed in this heavily pretreated population.

Continued enrollment is ongoing to define the MTD and select a dose for disease-specific expansion cohorts that will be monitored for clinical activity. Future combination opportunities are also being considered, including with PD-1 or PD-L1 inhibitors, chemotherapy, radiation therapy and Celldex’s potent CD27 agonist monoclonal antibody varlilumab. Several B cell lymphomas, including diffuse large B-cell lymphoma and follicular lymphoma, also express both CD40 and CD27. Celldex’s varlilumab is a potent CD27 agonist and has been shown to synergize with CDX-1140 in NHL models. We plan to present updated data from the Phase 1 study at a future medical meeting in 2019.

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

We have initiated an open-label Phase 2 study in combination with Erbitux in approximately 30 patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced head and neck squamous cell carcinoma who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. We opened the study to enrollment in November 2017. The study employs a Simon two-stage design with an interim futility analysis following enrollment of the first 13 patients. According to the study’s two-stage design, if at least one patient achieves an objective response in the first stage, enrollment may progress to the second stage. Enrollment to the first stage of the Phase 2 study (n=13) is complete. While a confirmed complete response has been documented, Celldex will conduct a comprehensive review, including the full data set, before making decisions on future development, as patients are still undergoing treatment and are eligible for evaluation. The primary objective of the study is objective response rate. Secondary objectives include assessments of clinical benefit response (CBR), duration of response (DOR), progression-free survival (PFS) and overall survival (OS), and safety and pharmacokinetics associated with the combination. We plan to present updated data from the study at the 2019 ASCO Annual Meeting in June. CDX-3379 is also being studied in an investigator-sponsored study.

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

Phase 1/2 Varlilumab/Opdivo Combination Study:  In 2014, we entered into a clinical trial collaboration with Bristol-Myers Squibb, or BMS, to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. The Phase 1 portion of the study was initiated in January 2015 and conducted in adult patients with multiple solid tumors to assess the safety and tolerability of varlilumab at varying doses when administered with Opdivo. It was followed by a Phase 2 expansion to evaluate the activity of the combination in disease specific cohorts. Enrollment to the Phase 2 portion of the study was completed in January 2018 with cohorts in colorectal cancer (n=21), ovarian cancer (n=58), head and neck squamous cell carcinoma SCCHN) (n=24), renal cell carcinoma (RCC) (n=14) and glioblastoma (GBM) (n=22). The primary objective of the Phase 2 cohorts was objective response rate, or ORR, except glioblastoma, where the primary objective was the rate of 12-month OS.

The combination of varlilumab and nivolumab was generally well tolerated across indications at all varlilumab dose levels/schedules tested. Clinical data from patients with “cold” tumors with low expectation of response to checkpoint inhibition monotherapy suggested potential benefit from the combination. Uniquely in the ovarian cancer cohort, increased PD-L1 and CD8 TIL were observed in ~ 60% of patients with paired biopsy samples. Patients with increase in PD-L1 and CD8 TIL had good clinical outcome and higher doses of varlilumab trended towards better activity then lower/less frequent dosing. In recurrent GBM, results in the subgroup (n=16) with unmethylated MGMT appeared promising with 2 (14%) partial responses noted and a median overall survival of 12.5 months. Among colorectal cancer patients, durable clinical responses were observed in a patient with MSI-high tumor and one with a high mutational burden. In SCCHN, in the subgroup (n=9) with PD-L1 negative disease, one partial response was observed (13%) and a median OS of 11 months was reported. Given the changing treatment paradigm in RCC, only fourteen patients were treated in the study; 39% of these patients experienced stable disease.

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

CRITICAL ACCOUNTING POLICIES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies except for the adoption of the updated lease accounting standard on January 1, 2019. We believe our most critical accounting policies include accounting for business combinations, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$129	$992	$(863)	(87)%
Contracts and Grants	1,296	3,076	(1,780)	(58)%
Total Revenue	$1,425	$4,068	$(2,643)	(65)%
Operating Expenses:
Research and Development	11,151	21,875	(10,724)	(49)%
General and Administrative	4,896	5,593	(697)	(12)%
Goodwill Impairment	—	90,976	(90,976)	(100)%
Intangible Asset Impairment	—	18,677	(18,677)	(100)%
Other Asset Impairment	1,800	—	1,800	n/a
Loss/(Gain) on Fair Value Remeasurement of Contingent Consideration	1,519	(13,600)	15,119	111%
Amortization of Acquired Intangible Assets	—	224	(224)	(100)%
Total Operating Expense	19,366	123,745	(104,379)	(84)%
Operating Loss	(17,941)	(119,677)	(101,736)	(85)%
Investment and Other Income, Net	702	780	(78)	(10)%
Net Loss Before Income Tax Benefit	(17,239)	(118,897)	(101,658)	(86)%
Income Tax Benefit	—	765	(765)	(100)%
Net Loss	$(17,239)	$(118,132)	$(100,893)	(85)%

Net Loss

The $100.9 million decrease in net loss for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily the result of a decrease in non-cash goodwill and intangible asset impairment expense and a decrease in research and development expenses, partially offset by the increase in loss on fair value remeasurement of contingent consideration.

Revenue

The $0.9 million decrease in product development and licensing agreements revenue for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease in revenue related to our BMS agreement. The $1.8 million decrease in contracts and grants revenue for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreement with the International AIDS Vaccine Initiative.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended March 31		Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Personnel	$5,753	$9,057	$(3,304)	(36)%
Laboratory Supplies	796	1,257	(461)	(37)%
Facility	1,897	2,063	(166)	(8)%
Product Development	1,695	7,349	(5,654)	(77)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $3.3 million decrease in personnel expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease in headcount and stock-based compensation expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.5 million decrease in laboratory supply expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.2 million decrease in facility expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to lower depreciation expense. We expect facility expenses to decrease over the next twelve months as a result of the reduction in leased space in our Hampton, New Jersey facility.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $5.7 million decrease in product development expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease in clinical trial expenses of $3.3 million and a decrease in contract manufacturing expenses of $2.1 million. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.7 million decrease in general and administrative expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease in headcount and lower commercial planning costs. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Other Asset Impairment

We concluded that the Company’s investment in an undisclosed private company was impaired as a result of a deterioration in the private company’s financial condition and recorded a non-cash impairment charge of $1.8 million during the three months ended March 31, 2019.

Gain on Fair Value Remeasurement of Contingent Consideration

The $1.5 million loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2019 was primarily due to changes in discount rates and the passage of time. The $13.6 million gain on fair value remeasurement of contingent consideration for the three months ended March 31, 2018 was primarily due to updated assumptions for Glemba-related milestones as a result of the METRIC failure and discontinuation of the Glemba program.

Investment and Other Income, Net

The $0.1 million decrease in investment and other income, net for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to lower other income related to our sale of New Jersey tax benefits. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

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

At March 31, 2019, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $85.1 million. We have had recurring losses and incurred a loss of $17.2 million for the three months ended March 31, 2019. Net cash used in operations for the three months ended March 31, 2019 was $13.2 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2019, combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2020, although there is no assurance that future sales under the Cantor agreement will occur. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $13.2 million for the three months ended March 31, 2019 as compared to $28.0 million for the three months ended March 31, 2018. The decrease in net cash used in operating activities was primarily due to decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $16.3 million for the three months ended March 31, 2019 as compared to $15.5 million for the three months ended March 31, 2018. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the three months ended March 31, 2019 of $16.5 million as compared to $15.8 million for the three months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2019 as compared to $12.1 million for the three months ended March 31, 2018. Net proceeds from stock issuances pursuant to employee benefit plans were $0.0 million during the three months ended March 31, 2019 as compared to $0.4 million for the three months ended March 31, 2018.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the three months ended March 31, 2019, we issued 883,569 shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $4.2 million after deducting commission and offering expenses. At March 31, 2019, we had $33.3 million remaining in aggregate gross offering price available under the Cantor agreement. In April 2019, we issued 924,167 shares of its common stock resulting in net proceeds to us of $4.1 million.

Aggregate Contractual Obligations

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC on March 7, 2019 have not materially changed since we filed that report.

In March 2019, the Company amended its Hampton, New Jersey lease to eliminate 16,200 square feet of space and extend the remaining 33,400 square feet of space for an additional five-year term with an early termination option after three years.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2019 due to the short-term maturities of these instruments.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2019, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2019.

Item 6.         Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
*10.1	Second Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of March 8, 2019.

*31.1	Certification of President and Chief Executive Officer

*31.2	Certification of Senior Vice President and Chief Financial Officer

**32.1	Section 1350 Certifications

*101	XBRL Instance Document.

*101	XBRL Taxonomy Extension Schema Document.

*101	XBRL Taxonomy Extension Calculation Linkbase Document.

*101	XBRL Taxonomy Extension Definition Linkbase Document.

*101	XBRL Taxonomy Extension Label Linkbase Document.

*101	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 7, 2019	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 7, 2019	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)