Form 10-Q
period 2019-09-30
Celldex Therapeutics, Inc.
filed 2019-11-12
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 16,130,105 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,586	$24,310
Marketable Securities	56,332	69,712
Accounts and Other Receivables	727	3,162
Prepaid and Other Current Assets	1,458	1,895
Total Current Assets	75,103	99,079
Property and Equipment, Net	4,488	6,111
Operating Lease Right-of-Use Assets, Net	3,431	—
Intangible Assets, Net	48,690	48,690
Other Assets	129	1,929
Total Assets	$131,841	$155,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$666	$1,069
Accrued Expenses	6,419	7,007
Current Portion of Operating Lease Liabilities	2,253	—
Current Portion of Other Long-Term Liabilities	2,550	4,526
Total Current Liabilities	11,888	12,602
Long-Term Portion of Operating Lease Liabilities	1,482	—
Other Long-Term Liabilities	17,091	19,147
Total Liabilities	30,461	31,749
Commitments and Contingent Liabilities
Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at September 30, 2019 and December 31, 2018	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 15,904,520 and 11,957,635 Shares Issued and Outstanding at September 30, 2019 and December 31, 2018, Respectively	16	12
Additional Paid-In Capital	1,101,598	1,083,903
Accumulated Other Comprehensive Income	2,635	2,583
Accumulated Deficit	(1,002,869)	(962,438)
Total Stockholders’ Equity	101,380	124,060
Total Liabilities and Stockholders’ Equity	$131,841	$155,809

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
REVENUES:
Product Development and Licensing Agreements	$55	$131	$379	$2,792
Contracts and Grants	491	810	2,307	4,982
Total Revenues	546	941	2,686	7,774

OPERATING EXPENSES:
Research and Development	11,101	11,918	32,333	55,242
General and Administrative	3,403	3,722	12,207	14,936
Goodwill Impairment	—	—	—	90,976
Intangible Asset Impairment	—	—	—	18,677
Other Asset Impairment	—	—	1,800	—
Gain on Fair Value Remeasurement of Contingent Consideration	(2,114)	(6,935)	(1,612)	(27,968)
Amortization of Acquired Intangible Assets	—	—	—	224
Total Operating Expenses	12,390	8,705	44,728	152,087

Operating Loss	(11,844)	(7,764)	(42,042)	(144,313)
Investment and Other Income, Net	431	521	1,611	1,767
Net Loss Before Income Tax Benefit	(11,413)	(7,243)	(40,431)	(142,546)
Income Tax Benefit	—	—	—	765
Net Loss	$(11,413)	$(7,243)	$(40,431)	$(141,781)

Basic and Diluted Net Loss Per Common Share	$(0.75)	$(0.66)	$(2.92)	$(14.12)

Shares Used in Calculating Basic and Diluted Net Loss Per Share	15,282	10,912	13,854	10,042

COMPREHENSIVE LOSS:
Net Loss	$(11,413)	$(7,243)	$(40,431)	$(141,781)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Marketable Securities	(3)	(8)	52	18
Comprehensive Loss	$(11,416)	$(7,251)	$(40,379)	$(141,763)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash Flows From Operating Activities:
Net Loss	$(40,431)	$(141,781)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	3,713	2,856
Amortization of Intangible Assets	—	224
Amortization and Premium of Marketable Securities, Net	(980)	(666)
Loss on Sale or Disposal of Assets	7	1,170
Goodwill Impairment	—	90,976
Intangible Asset Impairment	—	18,677
Other Asset Impairment	1,800	—
Gain on Fair Value Remeasurement of Contingent Consideration	(1,612)	(27,968)
Non-Cash Income Tax Benefit	—	(765)
Stock-Based Compensation Expense	3,864	6,329
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	2,435	(790)
Prepaid and Other Current Assets	208	1,545
Accounts Payable and Accrued Expenses	(884)	(9,246)
Other Liabilities	(3,535)	(366)
Net Cash Used in Operating Activities	(35,415)	(59,805)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	91,473	178,335
Purchases of Marketable Securities	(77,011)	(151,558)
Acquisition of Property and Equipment	(626)	(651)
Proceeds from Sale or Disposal of Assets	20	342
Net Cash Provided by Investing Activities	13,856	26,468

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	13,826	25,453
Proceeds from Issuance of Stock from Employee Benefit Plans	9	419
Net Cash Provided by Financing Activities	13,835	25,872

Net Decrease in Cash and Cash Equivalents	(7,724)	(7,465)
Cash and Cash Equivalents at Beginning of Period	24,310	40,288
Cash and Cash Equivalents at End of Period	$16,586	$32,823

Non-cash Investing Activities
Accrued construction in progress	$—	$86
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$—	$65

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Celldex Therapeutics, Inc. (the “Company” or “Celldex”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. The Company’s wholly-owned subsidiary, Celldex Australia PTY LTD was liquidated in September 2019. All intercompany balances and transactions have been eliminated in consolidation.

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

At September 30, 2019, the Company had cash, cash equivalents and marketable securities of $72.9 million. The Company has had recurring losses and incurred a loss of $40.4 million for the nine months ended September 30, 2019. Net cash used in operations for the nine months ended September 30, 2019 was $35.4 million. The Company believes that the cash, cash equivalents and marketable securities at November 12, 2019 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, except as it relates to the adoption of new accounting standards during the first nine months of 2019 as discussed below.

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

In November 2018, the FASB issued guidance to clarify the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The amendments become effective, including interim periods, beginning January 1, 2020. Early adoption, including adoption in an interim period, is permitted. This guidance is required to be applied retrospectively as of the date of our adoption of the new revenue standard on January 1, 2018. We are currently evaluating the expected impact this guidance could have on our consolidated financial statements and related disclosures.

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of September 30, 2019	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$11,549	—	$11,549	—
Marketable securities	56,332	—	56,332	—
	$67,881	—	$67,881	—
Liabilities:
Kolltan acquisition contingent consideration	$12,167	—	—	$12,167
	$12,167	—	—	$12,167

	As of December 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$15,755	—	$15,755	—
Marketable securities	69,712	—	69,712	—
	$85,467	—	$85,467	—
Liabilities:
Kolltan acquisition contingent consideration	$13,779	—	—	$13,779
	$13,779	—	—	$13,779

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2019 (in thousands):

Other Liabilities: Contingent Consideration
Balance at December 31, 2018	$13,779
Fair value adjustments included in operating expenses	(1,612)
Balance at September 30, 2019	$12,167

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

During the three and nine months ended September 30, 2019, the Company recorded a $2.1 million and $1.6 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to changes in discount rates, the passage of time and updated assumptions for the varlilumab program. During the three and nine months ended September 30, 2018, the Company recorded a $6.9 million and $28.0 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to discontinuation of the glembatumumab vedotin (“Glemba”) and CDX-014 programs, updated assumptions for the varlilumab program, and lower probability that milestones related to our anti-KIT program would be triggered by the Company’s current anti-KIT program development.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the nine months ended September 30, 2019.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2019
U.S. government and municipal obligations (maturing in one year or less)	$19,975	$17	$—	$19,992
Corporate debt securities (maturing in one year or less)	36,318	22	—	36,340
Total Marketable Securities	$56,293	$39	$—	$56,332

December 31, 2018
U.S. government and municipal obligations (maturing in one year or less)	$27,355	$—	$(4)	$27,351
Corporate debt securities (maturing in one year or less)	42,370	—	(9)	42,361
Total Marketable Securities	$69,725	$—	$(13)	$69,712

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of September 30, 2019 and December 31, 2018. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.2 million and $0.1 million in accrued interest at September 30, 2019 and December 31, 2018, respectively.

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

Operating lease expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. Variable lease expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. Operating cash flows used for operating leases during the nine months ended September 30, 2019 was $2.5 million. As of September 30, 2019, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 11.2%.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Remainder of 2019	$524
2020	2,171
2021	508
2022	747
2023	311
Total lease payments	4,261
Less imputed interest	(526)
Present value of operating lease liabilities	$3,735

Under the prior lease accounting guidance, operating lease obligations, including estimated variable lease obligations, as of December 31, 2018 were as follows:

2019	$4,648
2020	3,140
Thereafter	—
Total lease payments	$7,788

(6)  Intangible Assets and Goodwill

Intangible Assets, Net

As a result of the discontinuation of the Glemba program, the Company concluded that the finite-lived intangible asset related to its Amgen Fremont license rights to develop and commercialize Glemba and the indefinite-lived Glemba IPR&D asset were fully impaired and a non-cash impairment charge of $18.7 million was recorded in the first quarter of 2018. Amortization expense related to the finite-lived intangible asset was $0.0 million for the three and nine months ended September 30, 2019, and $0.0 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

At September 30, 2019 and 2018, the Company recorded indefinite-lived intangible assets of $48.7 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of CDX-3379, the anti-KIT program (including CDX-0159) and the TAM program. CDX-3379 is in Phase 2 development. CDX-0159 is expected to enter Phase 1 development by year end. The TAM program is in preclinical development. As of September 30, 2019, none of the Company’s IPR&D assets had reached technological feasibility nor did any have alternative future uses.

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

(8) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 13)	$3,007	$3,007
Deferred Income From Sale of Tax Benefits	4,014	4,218
Other	—	1,083
Contingent Milestones (Note 3)	12,167	13,779
Deferred Revenue (Note 12)	453	1,586
Total	19,641	23,673
Less Current Portion	(2,550)	(4,526)
Long-Term Portion	$17,091	$19,147

In November 2015 and December 2014, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million and $1.9 million to an independent third party for $9.2 million and $1.8 million, respectively. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.2 million in other income related to the sale of these tax benefits during the three and nine months ended September 30, 2019, respectively, and $0.0 million and $0.4 million during the three and nine months ended September 30, 2018, respectively.

(9) Stockholders’ Equity

In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the nine months ended September 30, 2019, the Company issued 3.9 million shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $13.8 million after deducting commission and offering expenses. At September 30, 2019, the Company had $23.2 million remaining in aggregate gross offering price available under the Cantor agreement. In October 2019, the Company issued 0.2 million shares of its common stock resulting in net proceeds to the Company of $0.5 million.

The changes in Stockholders’ Equity during the three and nine months ended September 30, 2019 and 2018 are summarized below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2018	11,957,635	12	1,083,903	2,583	(962,438)	124,060
Shares Issued under Stock Option and Employee Stock Purchase Plans	3,507	—	9	—	—	9
Shares Issued in Connection with Cantor Agreement	883,569	1	4,150	—	—	4,151
Share-Based Compensation	—	—	1,693	—	—	1,693
Unrealized Gain on Marketable Securities	—	—	—	19	—	19
Net Loss	—	—	—	—	(17,239)	(17,239)
Consolidated Balance at March 31, 2019	12,844,711	13	1,089,755	2,602	(979,677)	112,693
Shares Cancelled under Stock Option and Employee Stock Purchase Plans	(222)	—	—	—	—	—
Shares Issued in Connection with Cantor Agreement	1,972,428	2	7,210	—	—	7,212
Share-Based Compensation	—	—	1,464	—	—	1,464
Unrealized Gain on Marketable Securities	—	—	—	36	—	36
Net Loss	—	—	—	—	(11,779)	(11,779)
Consolidated Balance at June 30, 2019	14,816,917	15	1,098,429	2,638	(991,456)	109,626
Shares Issued in Connection with Cantor Agreement	1,087,603	1	2,462	—	—	2,463
Share-Based Compensation	—	—	707	—	—	707
Unrealized Loss on Marketable Securities	—	—	—	(3)	—	(3)
Net Loss	—	—	—	—	(11,413)	(11,413)
Consolidated Balance at September 30, 2019	15,904,520	16	1,101,598	2,635	(1,002,869)	101,380

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2017	9,234,693	9	1,046,313	2,564	(812,517)	236,369
Shares Issued under Stock Option and Employee Stock Purchase Plans	9,453	—	374	—	—	374
Shares Issued in Connection with Cantor Agreement	312,802	—	11,689	—	—	11,689
Shares Issued in Connection with Kolltan Severance	971	—	38	—	—	38
Share-Based Compensation	—	—	2,488	—	—	2,488
Unrealized Loss on Marketable Securities	—	—	—	(5)	—	(5)
Adoption of ASC 606	—	—	—	—	1,263	1,263
Net Loss	—	—	—	—	(118,131)	(118,131)
Consolidated Balance at March 31, 2018	9,557,919	9	1,060,902	2,559	(929,385)	134,085
Shares Issued in Connection with Cantor Agreement	884,068	1	8,270	—	—	8,271
Shares Issued in Connection with Kolltan Severance	1,071	—	19	—	—	19
Share-Based Compensation	—	—	2,048	—	—	2,048
Unrealized Gain on Marketable Securities	—	—	—	31	—	31
Net Loss	—	—	—	—	(16,407)	(16,407)
Consolidated Balance at June 30, 2018	10,443,058	10	1,071,239	2,590	(945,792)	128,047
Shares Issued under Stock Option and Employee Stock Purchase Plans	7,038	—	45	—	—	45
Shares Issued in Connection with Cantor Agreement	787,163	1	5,492	—	—	5,493
Shares Issued in Connection with Kolltan Severance	1,108	—	8	—	—	8
Share-Based Compensation	—	—	1,793	—	—	1,793
Unrealized Loss on Marketable Securities	—	—	—	(8)	—	(8)
Net Loss	—	—	—	—	(7,243)	(7,243)
Consolidated Balance at September 30, 2018	11,238,367	11	1,078,577	2,582	(953,035)	128,135

(10)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2018	866,132	$93.70	7.1
Granted	926,840	2.78
Exercised	—	—
Canceled	(68,214)	85.89
Options Outstanding at September 30, 2019	1,724,758	45.15	8.2
Options Vested and Expected to Vest at September 30, 2019	1,585,308	48.71	8.1
Options Exercisable at September 30, 2019	551,716	127.95	5.6
Shares Available for Grant Under the 2008 Plan	398,707

The weighted average grant-date fair value of stock options granted during the three and nine month periods ended September 30, 2019 was $2.00 and $2.08, respectively. Stock-based compensation expense for the three and nine month periods ended September 30, 2019 and 2018 was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$330	$799	$1,740	$3,088
General and administrative	377	994	2,124	3,241
Total stock-based compensation expense	$707	$1,793	$3,864	$6,329

The fair values of employee and director stock options granted during the three and nine month periods ended September 30, 2019 and 2018 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Expected stock price volatility	91%	85%	91%	73 - 85%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.6 – 1.9%	2.8%	1.6 – 2.5%	2.8 – 3.0%
Expected dividend yield	None	None	None	None

(11) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2019 are summarized below:

	Unrealized Gain/(Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2018	$(13)	$2,596	$2,583
Other comprehensive gain	52	—	52
Balance at September 30, 2019	$39	$2,596	$2,635

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2019.

(12)  Revenue

Product Development and Licensing Revenue

The Company entered into a clinical collaboration agreement with BMS in 2014 to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The Company recorded $0.0 million and $0.2 million in revenue related to this agreement during the three and nine months ended September 30, 2019, respectively, and $0.1 million and $2.7 million during the three and nine months ended September 30, 2018, respectively.

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University and Duke University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis. The Company recognized $0.4 million and $1.9 million in revenue for labor hours and direct costs incurred under these agreements during the three and nine months ended September 30, 2019, respectively, and $0.6 million and $2.1 million during the three and nine months ended September 30, 2018, respectively.

The Company has entered into fixed-fee manufacturing and research and development arrangements with the International AIDS Vaccine Initiative and Frontier Biotechnologies, Inc. The Company recognized $0.1 million and $0.3 million in revenue under these agreements during the three and nine months ended September 30, 2019, respectively, and $0.1 million and $2.8 million during the three and nine months ended September 30, 2018, respectively.

Contract Assets and Liabilities

At December 31, 2018 and September 30, 2019, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2018 and September 30, 2019, the Company had $1.6 million and $0.5 million in contract liabilities recorded, respectively. Revenue recognized from contract liabilities as of December 31, 2018 during the three and nine months ended September 30, 2019 was $0.1 million and $1.3 million, respectively.

(13)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2019 and December 31, 2018.

The net deferred tax liability of $3.0 million at September 30, 2019 and December 31, 2018 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes. As a result of the discontinuation of the Glemba program, the Company recorded a $0.8 million non-cash income tax benefit during the first quarter of 2018.

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

	Nine Months Ended September 30,
	2019	2018
Stock Options	1,724,758	882,673
Restricted Stock	1,110	4,000
	1,725,868	886,673

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

We are focusing our efforts and resources on the continued research and development of:

•                  CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied as a single-agent and in combination with CDX-301, a dendritic cell growth factor, in a Phase 1 dose-escalation study in multiple types of solid tumors and B cell lymphomas. Celldex intends to add additional combination cohorts with mechanisms that the Company believes could be complementary or synergistic with CDX-1140 and has prioritized a combination with KEYTRUDA® (pembrolizumab), which is expected to open to enrollment in the first quarter of 2020;

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

During the past five years through December 31, 2018, we incurred an aggregate of $469.9 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2019 and 2018. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In thousands)
CDX-1140	$5,514	$3,756
CDX-3379	3,346	2,935
Anti-KIT Program (including CDX-0159)	3,079	6,436
Varlilumab	2,549	7,222
CDX-301	879	1,616
CDX-527	6,823	693
TAM Program	3,670	4,245
Other Programs	6,473	28,339
Total R&D Expense	$32,333	$55,242

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

Interim data from this ongoing study were presented at the Society for Immunotherapy of Cancer’s (SITC) 34th Annual Meeting in November 2019. CDX-1140 monotherapy dose escalation in the study is complete and the maximum tolerated dose and recommended Phase 2 dose was defined as 1.5 mg/kg every four weeks. CDX-1140 monotherapy and combination with CDX-301 was generally well tolerated, with mostly grade 1 or grade 2 drug related adverse events reported. Two patients out of six experienced pneumonitis as DLTs in the CDX-1140 3.0 mg/kg monotherapy cohort. There were no dose limiting toxicities observed in the CDX-301 combination cohorts up to 0.72 mg/kg CDX-1140. A cohort of CDX-1140 at the next highest level, 1.5 mg/kg plus CDX-301, was ongoing at the time of data release.

As of the cut-off date for reporting, 62 patients with advanced refractory solid tumors or lymphoma were enrolled and 38 patients had pre- and post-treatment scans available. Patients were heavily pretreated (median of 4 prior therapies) and per protocol were required to have received all standard of care treatments prior to study entry. CDX-1140 demonstrated clinical and biological activity in the study.

•                  Two of five patients with head and neck squamous cell carcinoma (HNSCC) treated with CDX-1140 doses of 0.72 mg/kg or higher experienced clinical benefit. The first patient experienced dramatic shrinkage of a large, protruding neck mass on physical exam after two doses of CDX-1140 at 1.5 mg/kg with documented evidence of tumor necrosis/cavitation on CT scan. This patient also reported decreased tumor pain. A second patient experienced cavitation of greater than 50% of lung metastases on CT scan after one dose of CDX-1140 3 mg/kg.

•                  A patient with gastroesophageal carcinoma experienced a RECIST response after two cycles of CDX-1140 0.36 mg/kg plus CDX-301 that included 41% shrinkage of liver and lymph node target lesions, with near complete resolution of the liver lesion. This response was durable for four months.

•                  Six patients experienced stable disease (n=4 CDX-1140 monotherapy; n=2 CDX-1140/CDX-301 combination) with a duration of 1.8 months to 5.4 months.

•                  One patient experienced immune unconfirmed progressive disease on their first scan and continues on treatment for 10+ months without confirmation of progressive disease at CDX-1140 0.09 mg/kg plus CDX-301.

Potent pharmacological effects associated with immune activation were also observed, including transient induction of inflammatory cytokines and chemokines associated with dendritic cell and T cell activation at higher dose levels. Similar activation was observed with each cycle of therapy. Peripheral blood immune cells had upregulated immune activation markers and CDX-301 markedly increased the number of dendritic cells and was associated with higher IL-12p40 induction, a key molecule for inducing anti-tumor T cell responses.

Based on the clinical activity observed in HNSCC, up to an additional 15 patients with HNSCC will be enrolled to the study at 1.5 mg/kg CDX-1140 monotherapy. In addition, we have amended the ongoing Phase 1 study to evaluate CDX-1140 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy under a clinical trial collaboration agreement with Merck (known as MSD outside of the U.S. and Canada). The cohort is designed to characterize the safety, pharmacodynamics and activity of CDX-1140 in combination with pembrolizumab in patients refractory to PD1/PDL1 treatment. We expect this cohort will open to enrollment in the first quarter of 2020.

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

CDX-0159

CDX-0159 is a humanized monoclonal antibody that specifically binds the receptor tyrosine kinase KIT and potently inhibits its activity. KIT is expressed in a variety of cells, including mast cells, and its activation by its ligand SCF regulates mast cell growth, differentiation, survival, chemotaxis and degranulation. In certain inflammatory diseases, such as chronic idiopathic urticaria (CIU), also known as chronic spontaneous urticaria (CSU), mast cell degranulation plays a central role in the onset and progression of the disease.

CDX-0159 is a re-engineered variant of CDX-0158, which was specifically designed to block KIT activation by disrupting both SCF binding and KIT dimerization. Preclinical and clinical data with CDX-0158 demonstrated robust inhibition of mast cell activity and decreased mast cell numbers, supporting the concept that targeting KIT can modulate mast cell activity and potentially provide clinical benefit in mast cell related diseases. CDX-0159 was re-designed to ablate Fc receptor interactions and effector function and improve its safety profile, while preserving full KIT inhibitory activity. In addition, CDX-0159 was modified to provide extended half-life following administration. We plan to initiate a Phase 1a study of CDX-0159 by year end 2019. The study is designed to evaluate the safety profile, pharmacokinetics and pharmacodynamics of single ascending doses of CDX-0159 in healthy subjects. Following completion of this study, we plan to further study CDX-0159 in CIU, a mast cell-related disease. CIU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CIU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for more effective later line therapies.

A review of the CDX-0159 early development program was presented at American College of Allergy, Asthma & Immunology Annual Scientific Meeting in November 2019.

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

In an open-label Phase 1 study of varlilumab in patients with selected malignant solid tumors or hematologic cancers, varlilumab demonstrated an acceptable safety profile and induced immunologic activity in patients that is consistent with both its proposed mechanism of action. Durable, multi-year clinical benefit was demonstrated in select patients without additional anti-cancer therapy. Final results from the study in patients with solid tumors were published in the Journal of Clinical Oncology in April 2017.

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

Future development is focused on the generation of a bispecific antibody that leverages our extensive experience with varlilumab and combines PD-1 blockade with a CD27 agonist. Bispecifics provide opportunities to engage two independent pathways involved in controlling immune responses to tumors. Preclinical and clinical studies support the safety and benefit of combining PD-1 blockade with a CD27 agonist. Varlilumab is also being studied in several external investigator-initiated studies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$55	$131	$(76)	(58)%
Contracts and Grants	491	810	(319)	(39)%
Total Revenue	$546	$941	$(395)	(42)%
Operating Expenses:
Research and Development	11,101	11,918	(817)	(7)%
General and Administrative	3,403	3,722	(319)	(9)%
Gain on Fair Value Remeasurement of Contingent Consideration	(2,114)	(6,935)	(4,821)	(70)%
Total Operating Expense	12,390	8,705	3,685	42%
Operating Loss	(11,844)	(7,764)	4,080	53%
Investment and Other Income, Net	431	521	(90)	(17)%
Net Loss	$(11,413)	$(7,243)	$4,170	58%

Net Loss

The $4.2 million increase in net loss for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily the result of a decrease in the gain on fair value remeasurement of contingent consideration.

Revenue

The $0.1 million decrease in product development and licensing agreements revenue for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease in revenue related to our BMS agreement as a result of the completion of our combination clinical study. The $0.3 million decrease in contracts and grants revenue for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily related to a decrease in services performed under our manufacturing and research and development agreement with Duke University. We expect revenue to decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended September 30		Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Personnel	$5,493	$5,810	$(317)	(5)%
Laboratory Supplies	1,380	886	494	56%
Facility	1,709	1,819	(110)	(6)%
Product Development	1,579	1,764	(185)	(10)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.3 million decrease in personnel expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower stock-based compensation expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.5 million increase in laboratory supply expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.1 million decrease in facility expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower depreciation expense. We expect facility expenses to decrease over the next twelve months as a result of the reduction in leased space in our Hampton, New Jersey facility and our decision to consolidate our Massachusetts lab and manufacturing facilities. The lease in Needham, MA will not be renewed and most functions and employees will be integrated into our Fall River, MA facility in 2020. We estimate that this consolidation along with the reduction in square footage at our Hampton, NJ facility earlier this year will decrease our facility footprint by over 35% and will save the Company over $3.5 million annually starting in the second half of 2020.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.2 million decrease in product development expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease in clinical trial expenses of $0.6 million, partially offset by an increase in contract research expenses of $0.4 million. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.3 million decrease in general and administrative expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower stock-based compensation expense. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Gain on Fair Value Remeasurement of Contingent Consideration

The $2.1 million gain on fair value remeasurement of contingent consideration for the three months ended September 30, 2019 was primarily due to updated assumptions for the varlilumab program. The $6.9 million gain on fair value remeasurement of contingent consideration for the three months ended September 30, 2018 was primarily due to lower probability that milestones related to our anti-KIT program would be triggered by the Company’s current anti-KIT program development.

Investment and Other Income, Net

The $0.1 million decrease in investment and other income, net for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower levels of cash and investment balances. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$379	$2,792	$(2,413)	(86)%
Contracts and Grants	2,307	4,982	(2,675)	(54)%
Total Revenue	$2,686	$7,774	$(5,088)	(65)%
Operating Expenses:
Research and Development	32,333	55,242	(22,909)	(41)%
General and Administrative	12,207	14,936	(2,729)	(18)%
Goodwill Impairment	—	90,976	(90,976)	(100)%
Intangible Asset Impairment	—	18,677	(18,677)	(100)%
Other Asset Impairment	1,800	—	1,800	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	(1,612)	(27,968)	(26,356)	(94)%
Amortization of Acquired Intangible Assets	—	224	(224)	(100)%
Total Operating Expense	44,728	152,087	(107,359)	(71)%
Operating Loss	(42,042)	(144,313)	(102,271)	(71)%
Investment and Other Income, Net	1,611	1,767	(156)	(9)%
Net Loss Before Income Tax Benefit	(40,431)	(142,546)	(102,115)	(72)%
Income Tax Benefit	—	765	(765)	(100)%
Net Loss	$(40,431)	$(141,781)	$(101,350)	(71)%

Net Loss

The $101.4 million decrease in net loss for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily the result of a decrease in non-cash goodwill and intangible asset impairment expense and a decrease in research and development expenses, partially offset by the decrease in gain on fair value remeasurement of contingent consideration.

Revenue

The $2.4 million decrease in product development and licensing agreements revenue for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease in revenue related to our BMS agreement as a result of the completion of our combination clinical study. The $2.7 million decrease in contracts and grants revenue for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreements with Rockefeller University and the International AIDS Vaccine Initiative, partially offset by an increase in services performed under our manufacturing and research and development agreement with Duke University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Personnel	$16,655	$22,586	$(5,931)	(26)%
Laboratory Supplies	3,433	3,354	79	2%
Facility	5,164	5,901	(737)	(12)%
Product Development	4,101	16,689	(12,588)	(75)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $5.9 million decrease in personnel expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease in headcount, lower stock-based compensation expense and lower severance expense related to the workforce reduction that occurred in the second quarter of 2018 as a result of the discontinuation of the Glemba program.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million increase in laboratory supply expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.7 million decrease in facility expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to lower depreciation expense.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $12.6 million decrease in product development expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease in clinical trial expenses of $7.8 million and a decrease in contract manufacturing expenses of $4.1 million.

General and Administrative Expense

The $2.7 million decrease in general and administrative expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease in headcount, lower commercial planning costs and lower lease restructuring expense.

Other Asset Impairment

We concluded that the Company’s investment in an undisclosed private company was impaired as a result of a deterioration in the private company’s financial condition and recorded a non-cash impairment charge of $1.8 million during the first quarter of 2019.

Gain on Fair Value Remeasurement of Contingent Consideration

The $1.6 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2019 was primarily due to changes in discount rates, the passage of time and updated assumptions for the varlilumab program. The $28.0 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2018 was due to discontinuation of the Glemba and CDX-014 programs, updated assumptions for the varlilumab program, and lower probability that milestones related to our anti-KIT program would be triggered by the Company’s current anti-KIT program development.

Amortization Expense

The decrease in amortization expense for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was the result of impairing the remaining balance of our intangible assets subject to amortization during the first quarter of 2018 due to the discontinuation of the Glemba program.

Investment and Other Income, Net

The $0.2 million decrease in investment and other income, net for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to lower other income related to our sale of New Jersey tax benefits.

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

At September 30, 2019, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $72.9 million. We have had recurring losses and incurred a loss of $40.4 million for the nine months ended September 30, 2019. Net cash used in operations for the nine months ended September 30, 2019 was $35.4 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2019, combined with the anticipated proceeds from future sales of our common stock under the Cantor agreement, are sufficient to meet estimated working capital requirements and fund planned operations through 2020, although there is no assurance that future sales under the Cantor agreement will occur. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $35.4 million for the nine months ended September 30, 2019 as compared to $59.8 million for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily due to decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $13.9 million for the nine months ended September 30, 2019 as compared to $26.5 million for the nine months ended September 30, 2018. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the nine months ended September 30, 2019 of $14.5 million as compared to $26.8 million for the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities was $13.8 million for the nine months ended September 30, 2019 as compared to $25.9 million for the nine months ended September 30, 2018. Net proceeds from stock issuances pursuant to employee benefit plans were $0.0 million during the nine months ended September 30, 2019 as compared to $0.4 million for the nine months ended September 30, 2018.

In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the nine months ended September 30, 2019, we issued 3.9 million shares of common stock under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $13.8 million after deducting commission and offering expenses. At September 30, 2019, we had $23.2 million remaining in aggregate gross offering price available under the Cantor agreement. In October 2019, we issued 0.2 million shares of its common stock resulting in net proceeds to us of $0.5 million.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at September 30, 2019 due to the short-term maturities of these instruments.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2019, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 12, 2019	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 12, 2019	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)