Form 10-K
period 2019-12-31
Celldex Therapeutics, Inc.
filed 2020-03-26
CIK 744218

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (908) 200-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange Where Registered:
Common Stock, par value $.001	CLDX	NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2019 was $40 million. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of common stock outstanding at March 13, 2020 was 17,574,679 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

  •
  our ability to continue as a going concern;

  •
  our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

  •
  The impact of the recent outbreak of a novel strain of coronavirus ("COVID-19") on our business or on the economy generally;

  •
  Whether the recent coronavirus outbreak will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;

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

ii

  •
  the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

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

  •
  the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan, including under any future amendment to that agreement;

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

iii

PART I

Item 1.    BUSINESS

Overview

        Celldex Therapeutics, Inc., which we refer to as "Celldex," "we," "us," "our" or the "Company," is a biopharmaceutical company focused on the development and commercialization of immunotherapies and other targeted biologics. Our drug candidates are derived from a broad set of human and bispecific antibodies which have the ability to engage the human immune system and/or directly inhibit tumors to treat specific types of cancer or other diseases. They are aimed at addressing market opportunities for which we believe current therapies are inadequate or non-existent.

        We are focusing our efforts and resources on the continued research and development of:

  •
  CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied as a single-agent and in combination with CDX-301, a dendritic cell growth factor. Dose escalation was recently completed in a Phase 1 study in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination with CDX-301. Celldex has initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab). The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.

  •
  CDX-3379, a monoclonal antibody designed to block the activity of ErbB3 (HER3), currently in an early Phase 2 study in advanced head and neck squamous cell cancer in combination with Erbitux®;

  •
  CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently completing a Phase 1 study in healthy subjects. We plan to study CDX-0159 in mast cell driven diseases, including, initially, chronic spontaneous urticaria (CSU) and chronic inducible urticarias (CINDUs); and,

  •
  CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we are planning a Phase 1 study in advanced solid tumors.

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

        We initiated a Phase 1 study of CDX-1140 in November 2017. This study is expected to enroll up to approximately 220 patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments.

        In support of this, the Phase 1 study protocol also allows for the exploration of CDX-1140 in combination with CDX-301 at a fixed dose of CDX-301 and escalating doses of CDX-1140. Dendritic cells, which express CD40, are often rare or missing from the tumor microenvironment and are critical for initiating anti-tumor immunity. CDX-301, a recombinant FMS-like tyrosine kinase 3 ligand, or Flt3L, is a hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells, and in combination with other agents may potentiate anti-tumor responses. CDX-301 is being utilized as a priming agent in this study to increase the number of dendritic cells in blood and tissue available for CDX-1140 activation. CDX-1140 should, in turn, activate and mature the dendritic cells, an important step for enhancing anti-tumor immune responses.

        Interim data from this ongoing study were presented at the Society for Immunotherapy of Cancer's (SITC) 34th Annual Meeting in November 2019. CDX-1140 monotherapy dose escalation in the study is complete and the maximum tolerated dose and recommended Phase 2 dose was defined as 1.5 mg/kg every four weeks. CDX-1140 monotherapy and combination with CDX-301 was generally well tolerated, with mostly grade 1 or grade 2 drug related adverse events reported. Two patients out of six experienced pneumonitis as dose limiting toxicities (DLTs) in the CDX-1140 3.0 mg/kg monotherapy cohort. There were no dose DLTs observed in the CDX-301 combination cohorts up to 0.72 mg/kg CDX-1140. A cohort of CDX-1140 at 1.5 mg/kg plus CDX-301, which was ongoing at the time of data release, has subsequently completed dose escalation with no DLTs observed; therefore, the recommended dose of CDX-1140 in combination with CDX-301 is 1.5mg/kg.

        As of the cut-off date for data reporting for SITC, 62 patients with advanced refractory solid tumors or lymphoma were enrolled and 38 patients had pre- and post-treatment scans available. Patients were heavily pretreated (median of 4 prior therapies) and per protocol were required to have received all standard of care treatments prior to study entry. CDX-1140 demonstrated clinical and biological activity in the study.

  •
  Two of five patients with head and neck squamous cell carcinoma (HNSCC) treated with CDX-1140 doses of 0.72 mg/kg or higher experienced clinical activity. The first patient experienced dramatic shrinkage of a large, protruding neck mass on physical exam after two doses of CDX-1140 at 1.5 mg/kg with documented evidence of tumor necrosis/cavitation on CT scan. This patient also reported decreased tumor pain. A second patient experienced cavitation of greater than 50% of lung metastases on CT scan after one dose of CDX-1140 3 mg/kg.

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

  •
  One patient experienced immune unconfirmed progressive disease on their first scan and continued on treatment for 10+ months without confirmation of progressive disease at CDX-1140 0.09 mg/kg plus CDX-301.

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

        CDX-1140 monotherapy expansion cohorts in HNSCC, renal cell carcinoma and gastroesophageal adenocarcinoma have been added to the study, along with a combination cohort of CDX-1140 and CDX-301 in HNSCC. In addition, we have amended the ongoing Phase 1 study to evaluate CDX-1140 in combination with KEYTRUDA® (pembrolizumab), Merck's anti-PD-1 therapy, under a clinical trial collaboration agreement with Merck (known as MSD outside of the U.S. and Canada). The cohort is designed to characterize the safety, pharmacodynamics and activity of CDX-1140 in combination with pembrolizumab in patients refractory to PD1/PDL1 treatment. Enrollment is ongoing. The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.

CDX-3379

        CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies. ErbB3 is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. We believe the proposed mechanism of action for CDX-3379 sets it apart from other drugs in development in this class due to its ability to block both ligand-independent and ligand-dependent ErbB3 signaling by binding to a unique epitope. It has a favorable pharmacologic profile, including a longer half-life and slower clearance relative to other drug candidates in this class. We believe CDX-3379 also has potential to enhance anti-tumor activity and/or overcome resistance in combination with other targeted and cytotoxic therapies to directly kill tumor cells. Tumor cell death and the ensuing release of new tumor antigens has the potential to serve as a focus for combination therapy with immuno-oncology approaches, even in refractory patients. CDX-3379 has been evaluated in three Phase 1 studies for the treatment of multiple solid tumors that express ErbB3 and is currently being evaluated in a Phase 2 study.

        Enrollment opened in November 2017 to an open-label Phase 2 study in combination with Erbitux in patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced HNSCC who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. The study was initially designed as a Simon two-stage design with an interim futility analysis following enrollment of the first 13 patients. According to the study design, if at least one patient achieved an objective response in the first stage, enrollment could progress to the second stage. The primary endpoint of the study is objective response rate (ORR). Secondary endpoints include assessments of clinical benefit response (CBR), duration of response (DOR), progression-free survival (PFS), overall survival (OS), and safety and pharmacokinetics associated with the combination. Enrollment to the first stage of the Phase 2 study (n=15) is complete and interim data from the study were presented at the 2019 ASCO Annual Meeting in June that support the continued development of CDX-3379.

        Patients had a median of 3 (range of 2-6) prior cancer therapy treatments. All patients had received prior checkpoint inhibitor treatment and 14 of 15 patients were cetuximab refractory. Notable clinical activity was observed in this refractory patient population. A durable confirmed complete response (11+ months) was observed. An unconfirmed partial response (uPR) in a patient that had not received cetuximab was also observed. 7 patients experienced stable disease (47%; includes uPR). A clinical benefit rate of 29% was achieved (objective response or stable disease greater than or equal to 12 weeks). CDX-3379 in combination with cetuximab was generally associated with the expected target-mediated adverse events of diarrhea and rash.

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

CDX-0159

        CDX-0159 is a humanized monoclonal antibody that specifically binds the receptor tyrosine kinase KIT and potently inhibits its activity. KIT is expressed in a variety of cells, including mast cells, and its activation by its ligand SCF regulates mast cell growth, differentiation, survival, chemotaxis and degranulation. In certain inflammatory diseases, such as chronic spontaneous urticaria (CSU), also known as chronic idiopathic urticaria (CIU), and chronic inducible urticarias (CINDUs), mast cell degranulation plays a central role in the onset and progression of the disease.

        CDX-0159 is designed to block KIT activation by disrupting both SCF binding and KIT dimerization. Celldex believes that by targeting KIT, CDX-0159 may be able to inhibit mast cell activity and decrease mast cell numbers to provide potential clinical benefit in mast cell related diseases.

        We initiated a Phase 1a study of CDX-0159 in November 2019. The study is designed to evaluate the safety profile, pharmacokinetics and pharmacodynamics of single ascending doses of CDX-0159 in healthy subjects. Following completion of this study, we plan to iniate studies of CDX-0159 in CSU and CINDU, both mast cell-related diseases, by year-end 2020. CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for more effective later line therapies. CINDUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. We are exploring cold-induced and dermographism-induced (scratching the skin) urticarias.

        A review of the CDX-0159 early development program was presented at American College of Allergy, Asthma & Immunology Annual Scientific Meeting in November 2019.

CDX-527

        CDX-527 is the first candidate from Celldex's bispecific antibody platform. Bispecifics provide opportunities to engage two independent pathways involved in controlling immune responses to tumors. CDX-527 uses Celldex's proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway to help prime and activate anti-tumor T cell responses through CD27 costimulation, while preventing PD-1 inhibitory signals that subvert the immune response.

        Celldex's prior clinical experience with combining CD27 activation and PD-1 blockade provide the rationale for linking these two pathways into one molecule. Preclinical data presented at the SITC 34th Annual Meeting in November 2019 demonstrated that CDX-527 is more potent at T cell activation and anti-tumor immunity than the combination of parental monoclonal antibodies.

        Celldex plans to initiate a Phase 1 dose-escalation study in up to 90 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy in the second half of 2020, followed by tumor-specific expansion cohorts to further evaluate the tolerability, biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types.

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

University of Southampton, UK (Southampton)

        Under a license agreement with Southampton, we acquired the rights to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. We may be required to pay Southampton milestones of up to approximately $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of CDX-527.

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

Competition

        The biotechnology and pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Many of the products that we are attempting to develop and commercialize will be competing with existing therapies. Other companies are pursuing the development of new therapies that target the same diseases and conditions that we are targeting and may compete directly with our drug candidates. We face competition from companies, major universities and research institutions in the United States and abroad, including a number of large pharmaceutical companies, as well as firms specialized in the development and production of vaccines, adjuvants, targeted therapies and immune modulators. Some of our competitors possess substantially greater financial, technical and human resources than we do.

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

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute drug candidates to clinical sites in the U.S. for early-stage clinical trials. We currently manufacture CDX-1140, CDX-301, CDX-527 and CDX-0159 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. We expect that our existing clinical supplies of CDX-3379 will be sufficient to carry out our current planned clinical development. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled and packaged at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

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

Patents

        The successful development and marketing of products by us will depend in part on our ability to create and maintain intellectual property, including patent rights. We are the owner or exclusive licensee to proprietary patent positions in the areas of immunotherapy technologies, vaccine technologies and antibody technologies. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit or that we will be able to successfully enforce our patent position against infringers. We routinely review our patent portfolio and adjust our strategies for prosecution and maintenance of individual cases according to a number of factors, including program priorities, stage of development and patent term.

        We own or license rights under more than 100 granted patents and national and regional patent applications in the U.S. and in major international territories covering inventions relating to our business. The key patents and patent applications owned by us or licensed to us that we consider important to our business include the following (the indicated and estimated patent expiry dates are the estimated normal expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Extensions (PTEs) or Supplementary Protection Certificates (SPCs), if these may be secured in due course):

  •
  We own a portfolio of patent applications directed to CDX-1140 and certain other anti-CD40 antibodies. These patent applications include claims directed to particular anti-CD40 antibody compositions of matter, including CDX-1140 compositions of matter, and methods of using such antibodies. Patent applications in this portfolio are pending in the U.S., Europe, Japan, Australia, Canada, China, India, New Zealand, Republic of Korea, Russian Federation and certain other countries. If and when issued the foregoing would have estimated normal patent expiry dates in 2037.

  •
  We have exclusively licensed a portfolio of patents and patent applications relating to particular ErbB3 inhibitors from MedImmune. These patents and patent applications include claims directed to particular anti-ErbB3 antibody compositions of matter, including CDX-3379 compositions of matter, and methods of using such antibodies. Patents have been issued in the U.S., Europe, Japan, Australia, China, New Zealand and the Russian Federation which have estimated normal patent expiry dates in 2032. Patent applications in this portfolio are pending in

    Canada, India, Republic of Korea and certain other countries, and any patents that may issue from these applications would also have estimated normal patent expiry dates in 2032.

  •
  We own a portfolio of patents and patent applications directed to CDX-0159 and other anti-KIT receptor antibodies. These patents and patent applications include claims directed to particular anti-KIT antibody compositions of matter, including CDX-0159 compositions of matter, and methods of using such antibodies. A patent has been issued in the U.S. which would have an estimated normal patent expiry date in 2034 (including additional term due to Patent Term Adjustment). Patents have also been issued in Europe, Japan, China, Australia, the Russian Federation and Singapore, and foreign counterparts are pending in Canada, India, Republic of Korea and certain other countries. If and where issued the foregoing would have estimated normal patent expiry dates ranging from 2032 to 2033.

  •
  We own a pending international (PCT) patent application directed to antibody sequences used in CDX-527. This international patent application includes claims directed to particular compositions of matter, including CDX-527 compositions of matter, and methods of use thereof. If continued in the national and regional phases in due course any resulting national and regional patents would have estimated normal patent expiry dates in 2039. We have licensed rights from the University of Southampton under issued U.S., European and Japanese patents and under a pending patent application in Canada relating to uses of certain anti-CD27 antibodies for the treatment of cancer. If and where issued and maintained to full term in due course, these would have estimated normal patent expiry dates in 2027. In September 2014, two European patent oppositions were filed against the University of Southampton European patent, and at a hearing on November 23, 2016 the European Patent Office (EPO) revoked the European patent on the ground of lack of inventive step. The University of Southampton has filed an appeal against this decision. This EPO decision does not affect the later filed Celldex international (PCT) patent application relating to CDX-527.

  •
  We acquired rights to a portfolio of patents and patent applications related to the "TAM family" of RTKs (comprised of Tyro3 AXL and MerTK) receptors which are in-licensed from, or co-owned with, the Salk Institute for Biological Studies. For example, we have an exclusive license to two issued U.S. patents directed to TAM receptor inhibition to treat infections and to a U.S. patent application directed to methods for the modulation of the immune response via targeting TAM receptors. If maintained to full term, these would have estimated normal patent expiry dates between 2028 and 2029 (including additional term due to Patent Term Adjustment). Further international (PCT) and provisional patent applications have also recently been filed in respect of particular antibodies targeting particular TAM receptors.

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

  •
  certain patents held by third parties relating to antibody expression in particular types of host cells; and

  •
  certain patents and pending patent applications in the United States and foreign countries relating to anti-CD27 antibodies, anti-PD-L1 antibodies and certain other antibodies and their sequences and uses.

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

        Pricing and reimbursement schemes vary widely from country to country. For example, certain EU member states may approve a specific price and volume for a drug product after which incremental revenues or profits need to be paid back by way of rebates. They may also institutionalize utilization restrictions, curb physicians' drug budgets, provide conditional reimbursement schemes that require additional evidence to be generated post-marketing authorization, etc. The downward pressure on health care costs in general, including prescription drugs, has been evident in EU markets for some time and is now a major focus of federal and state governments in the U.S. As a result, increasingly high barriers are being erected to the pricing and reimbursement of new drugs, despite regulatory efforts to bring drugs to market sooner. Cross-border trade has existed for some time in the EU, allowing pharmacies in one country to import, at a lower price, drug from another country, further exerting pricing pressures across the EU. A proposal to allow importation of less expensive drugs from Canada to the U.S. is under consideration in U.S. Congress. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our drugs.

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

Employees

        As of December 31, 2019, we employed 130 employees (127 full-time and 3 part-time), 16 of whom have Ph.D. and/or M.D. degrees. Of these employees, 108 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Research and Development

        We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $42.7 million, $66.4 million and $96.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2020 as we continue to advance our drug candidates through clinical development.

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

Risks Related to Our Financial Condition and Capital Requirements

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations.

        As of December 31, 2019, we had $64.4 million in existing cash, cash equivalents and marketable securities. We expect these available cash resources to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. In accordance with U.S. GAAP, we have determined that there is substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2019 also includes an explanatory paragraph stating that our recurring losses and cash outflows from operations and the need to raise additional capital to finance our future operations raise substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. If we seek additional financing to fund our business activities and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, we could be forced to delay, reduce or eliminate all of our research and development programs or other business activities, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

We currently have no product revenue and will need to raise capital to operate our business.

        To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $1.0 billion as of December 31, 2019. Until, and unless, we complete clinical trials and other development activity, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

        We have incurred operating losses of $55.0 million, $156.4 million and $121.5 million during 2019, 2018 and 2017, respectively, and expect to incur an operating loss in 2020 and beyond. We believe that operating losses will continue in 2020 and beyond because we are planning to incur significant costs associated with the development of our drug candidates. During the years ended December 31, 2019, 2018 and 2017, we incurred $4.3 million, $12.4 million and $21.1 million in clinical trial expense and $0.6 million, $4.2 million and $11.4 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

        We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2019, we had cash, cash equivalents and marketable securities of

$64.4 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

        The merger agreement between us and Kolltan ("Merger Agreement") provides that we will be required to pay Kolltan's former stockholders contingent consideration in the form of development, regulatory approval and sales-based milestones ("Kolltan Milestones") of up to $172.5 million. Certain Kolltan Milestones have been abandoned consistent with the provisions of the Merger Agreement and, because of this, as of December 31, 2019, we believe that the adjusted amount we may be required to pay for future consideration is up to $127.5 million contingent upon the achievement of the Kolltan Milestones. We have previously sent an abandonment notice to the representative of Kolltan's former stockholders with respect to certain of those Kolltan Milestones, to which the representative subsequently objected. We disagree with their objection and believe their objection to be without merit. We are, however, discussing potential amendments to the Merger Agreement with respect to the Kolltan Milestones with that stockholder representative. At this time, we are unable to reasonably assess the ultimate outcome of our disagreement with the representative of Kolltan's former stockholders over its objection to our abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any. We cannot assure you whether any such amendment will be completed on terms acceptable to us, or at all.

        Milestone payments under the Merger Agreement may be made, at our sole election, in cash, in shares of our common stock or a combination of both, although we are required to maintain a certain percentage of the overall consideration paid in Celldex common stock to satisfy certain tax requirements under the Merger Agreement. We may require additional capital to fund any milestone payments in cash, depending on the facts and circumstances at the time such payments become due. If we elect to pay the Kolltan Milestones in shares of our common stock, our stockholders would experience substantial dilution.

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

We face risks related to health epidemics and outbreaks, including the coronavirus, which could significantly disrupt our preclinical studies and clinical trials.

        In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. The duration and the geographic impact of the business disruption and related financial impact resulting from the coronavirus cannot be reasonably estimated at this time and our business could be adversely impacted by the effects. In an effort to halt the outbreak of COVID-19, the United States has placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. Enrollment of patients in our clinical trials and our planned and ongoing preclinical and clinical trials may be delayed due to the outbreak of COVID-19. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the outbreak may cause delays in delivery of APIs and drug product. Temporary closure of our facilities, or facilities at which our clinical or preclinical trials are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our preclinical and clinical trials. As a result of the foregoing factors, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our business.

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

  •
  suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, bias or failure of our contract manufacturers to comply with cGMP requirements;

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

        It is possible that none of the drug candidates that we develop will obtain the regulatory approvals necessary for us to begin commercializing them. The time required to obtain FDA and other approvals is unpredictable but in general takes years following the commencement of clinical trials, depending upon the nature of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate including, but not limited to, loss of patent term during the approval period. Furthermore, if we, or our partners, do not reach the market with our products before our competitors offer products for the same or similar uses, or if we, or our partners, are not effective in marketing our products, our revenues from product sales, if any, will be reduced.

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

        Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs. Such programs, or regulatory changes or relaxation of laws that restrict imports of drugs from other countries, could reduce the net price we receive for any future marketed drugs. In addition, our future drugs might not ultimately be considered cost-effective.

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

  •
  marketing exclusivity, if any, awarded by the FDA to our drugs;

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

        We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA regulations, allowing us to distribute potential products to clinical sites in the U.S. for early-stage clinical trials. We currently manufacture CDX-1140, CDX-301, CDX-527 and CDX-0159 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. We expect that our existing clinical supplies of CDX-3379 will be sufficient to carry out our current planned clinical development. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled and packaged at contract manufacturers. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

        Events outside of our control, including natural disasters and public health emergencies, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, or public health emergency such as the novel coronavirus, power outage or other event occurred that prevented us from using all or a significant portion of our manufacturing and lab facilities, that damaged critical infrastructure, such as third-party manufacturing facilities, or that otherwise disrupted operations and travel, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

        The success of the Kolltan merger will depend on, among other things, the successful development of the preclinical and clinical programs acquired from Kolltan. The time periods to receive approvals from the FDA and other regulatory agencies are subject to uncertainty and therefore we will continue to evaluate the development progress for these preclinical and clinical programs and monitor the remaining intangible assets for further impairment. If we experience further delays or do not successfully develop the preclinical and clinical programs acquired from Kolltan, we may incur further impairment charges and may not realize the anticipated benefits of the Kolltan acquisition, which would have an adverse effect on our business prospects and results of operations.

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

        We cannot assure you that any future application for orphan drug designation with respect to any product candidate will be granted. If we are unable to obtain orphan drug designation in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

        We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended in 2014 by the HITECH Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. We are also subject to the EU General Data Protection Regulation 2016/679 ("GDPR") which came into effect on May 25, 2018. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

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

        We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $1.0 billion as of December 31, 2019. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2019 through December 2019, the market price of our common stock has fluctuated from a high of $11.62 per share in the first quarter of 2019, to a low of $2.01 per share in the third quarter of 2019 (giving retroactive effect to our recently completed one for fifteen reverse stock split). Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

        The Merger Agreement pursuant to which we acquired Kolltan provides that, in the event that certain specified preclinical and clinical development milestones related to Kolltan's development programs and/or Celldex's development programs and certain commercial milestones related to Kolltan's drug candidates are achieved, we will be required to pay Kolltan's stockholders milestone payments of up to $172.5 million. Certain Kolltan Milestones have been abandoned consistent with the provisions of the Merger Agreement and, because of this, as of December 31, 2019, we believe that the adjusted amount we may be required to pay for future consideration is up to $127.5 million contingent upon the achievement of the Kolltan Milestones. We have previously sent an abandonment notice to the representative of Kolltan's former stockholders with respect to certain of those milestone payments, to which the representative subsequently objected. We disagree with their objection and believe their objection to be without merit. We are, however, discussing potential amendments to the milestone payments with that stockholder representative. We cannot assure you whether any such amendment will be completed on terms acceptable to us, or at all.

        Milestone payments under the Merger Agreement may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to the provisions of the Merger Agreement. The number of shares of our common stock issuable in connection with a milestone payment, if any, will be determined based on the average closing price per share of our common stock for the five trading day period ending three calendar days prior to the achievement of such milestone. If we elect to issue additional shares of our common stock, in lieu of paying cash, for such milestone payments, our stockholders may experience significant dilution.

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

        In October 2007, June 2009, December 2009 and December 2013, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of these ownership changes, utilization of our Federal net operating loss carryforwards is subject to an annual limitation. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets is determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. Additionally, as provided above, the Tax Cuts and Jobs Act limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        As of February 29, 2020, our significant leased properties are described below.

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	July 2025(1)
Needham, Massachusetts	46,700	Office and Laboratory	July 2020
Fall River, Massachusetts	33,900	Manufacturing Facility	July 2021(2)
New Haven, Connecticut	17,700	Office and Laboratory	April 2022

(1)
Lease includes an early termination option and one renewal option of five years.

(2)
Lease includes two renewal options of two years each followed by one renewal option of five years.

Item 3.    LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol "CLDX." On February 8, 2019, we effected a one for fifteen reverse stock split of our common stock. As of March 13, 2020, there were approximately 176 shareholders of record of our common stock. On March 13, 2020 the closing price of our common stock, as reported by NASDAQ, was $1.87 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX—U.S. AND
PEER GROUP INDICES

        The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2014 through December 31, 2019, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2014 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2014	2015	2016	2017	2018	2019
Celldex Therapeutics, Inc.	$100	$86	$19	$16	$1	$1
NASDAQ U.S. Benchmark TR Index	$100	$100	$114	$138	$130	$171
NASDAQ Pharmaceutical (Subsector) Index	$100	$105	$104	$124	$134	$154

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our audited financial statements. The statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017	2016	2015
REVENUE:
Product Development and Licensing Agreements	$473	$3,341	$3,153	$2,174	$1,442
Contracts and Grants	3,100	6,197	9,590	4,612	4,038

Total Revenue	3,573	9,538	12,743	6,786	5,480

OPERATING EXPENSE:
Research and Development	42,672	66,449	96,171	102,726	100,171
Other Operating Expense	15,932	99,525	38,099	36,976	34,850

Total Operating Expense	58,604	165,974	134,270	139,702	135,021

Operating Loss	(55,031)	(156,436)	(121,527)	(132,916)	(129,541)
Investment and Other Income, Net	4,153	4,487	4,214	4,386	2,344

Net Loss Before Income Tax Benefit	$(50,878)	$(151,949)	$(117,313)	$(128,530)	$(127,197)

Income Tax Benefit	—	765	24,282	—	—
Net Loss	$(50,878)	$(151,184)	$(93,031)	$(128,530)	$(127,197)

Basic and Diluted Net Loss Per Common Share	$(3.51)	$(14.48)	$(10.86)	$(18.99)	$(19.66)

Shares Used in Calculating Basic and Diluted Net Loss Per Common Share	14,507	10,442	8,570	6,769	6,470

        (Reflects one for fifteen reverse stock split effective February 8, 2019)

BALANCE SHEET DATA
(In thousands)

	December 31,
	2019	2018	2017	2016	2015
Working Capital*	$55,055	$86,477	$117,020	$160,346	$264,696
Total Assets	122,933	155,809	315,624	383,358	337,584
Long-Term Liabilities	17,264	19,147	51,519	82,704	17,239
Accumulated Deficit	(1,013,316)	(962,438)	(812,517)	(719,486)	(590,956)
Total Stockholders' Equity	94,026	124,060	236,369	265,431	290,105

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

OVERVIEW

        We are a biopharmaceutical company focused on the development and commercialization of immunotherapies and other targeted biologics. Our drug candidates are derived from a broad set of human and bispecific antibodies which have the ability to engage the human immune system and/or directly inhibit tumors to treat specific types of cancer or other diseases. They are aimed at addressing market opportunities for which we believe current therapies are inadequate or non-existent.

        We are focusing our efforts and resources on the continued research and development of:

  •
  CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied as a single-agent and in combination with CDX-301, a dendritic cell growth factor. Dose escalation was recently completed in a Phase 1 study in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination with CDX-301. Celldex has initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab). The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.

  •
  CDX-3379, a monoclonal antibody designed to block the activity of ErbB3 (HER3), currently in an early Phase 2 study in advanced head and neck squamous cell cancer in combination with Erbitux®;

  •
  CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently completing a Phase 1 study in healthy subjects. We plan to study CDX-0159 in mast cell driven diseases, including, initially, chronic spontaneous urticaria (CSU) and chronic inducible urticarias (CINDUs); and,

  •
  CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we are planning a Phase 1 study in advanced solid tumors.

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

        During the past five years through December 31, 2019, we incurred an aggregate of $408.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2019, 2018 and 2017. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
CDX-1140	$7,380	$5,666	$6,909
CDX-3379	4,273	3,778	4,167
CDX-0159/Anti-KIT Program	4,370	7,330	4,156
CDX-527	9,117	1,407	—
TAM	4,449	5,452	5,512
Other Programs	13,083	42,816	75,427

Total R&D Expense	$42,672	$66,449	$96,171

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

        We initiated a Phase 1 study of CDX-1140 in November 2017. This study is expected to enroll up to approximately 220 patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments.

        In support of this, the Phase 1 study protocol also allows for the exploration of CDX-1140 in combination with CDX-301 at a fixed dose of CDX-301 and escalating doses of CDX-1140. Dendritic cells, which express CD40, are often rare or missing from the tumor microenvironment and are critical for initiating anti-tumor immunity. CDX-301, a recombinant FMS-like tyrosine kinase 3 ligand, or

Flt3L, is a hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells, and in combination with other agents may potentiate anti-tumor responses. CDX-301 is being utilized as a priming agent in this study to increase the number of dendritic cells in blood and tissue available for CDX-1140 activation. CDX-1140 should, in turn, activate and mature the dendritic cells, an important step for enhancing anti-tumor immune responses.

        Interim data from this ongoing study were presented at the Society for Immunotherapy of Cancer's (SITC) 34th Annual Meeting in November 2019. CDX-1140 monotherapy dose escalation in the study is complete and the maximum tolerated dose and recommended Phase 2 dose was defined as 1.5 mg/kg every four weeks. CDX-1140 monotherapy and combination with CDX-301 was generally well tolerated, with mostly grade 1 or grade 2 drug related adverse events reported. Two patients out of six experienced pneumonitis as dose limiting toxicities (DLTs) in the CDX-1140 3.0 mg/kg monotherapy cohort. There were no dose DLTs observed in the CDX-301 combination cohorts up to 0.72 mg/kg CDX-1140. A cohort of CDX-1140 at 1.5 mg/kg plus CDX-301, which was ongoing at the time of data release, has subsequently completed dose escalation with no DLTs observed; therefore, the recommended dose of CDX-1140 in combination with CDX-301 is 1.5mg/kg.

        As of the cut-off date for data reporting for SITC, 62 patients with advanced refractory solid tumors or lymphoma were enrolled and 38 patients had pre- and post-treatment scans available. Patients were heavily pretreated (median of 4 prior therapies) and per protocol were required to have received all standard of care treatments prior to study entry. CDX-1140 demonstrated clinical and biological activity in the study.

  •
  Two of five patients with head and neck squamous cell carcinoma (HNSCC) treated with CDX-1140 doses of 0.72 mg/kg or higher experienced clinical activity. The first patient experienced dramatic shrinkage of a large, protruding neck mass on physical exam after two doses of CDX-1140 at 1.5 mg/kg with documented evidence of tumor necrosis/cavitation on CT scan. This patient also reported decreased tumor pain. A second patient experienced cavitation of greater than 50% of lung metastases on CT scan after one dose of CDX-1140 3 mg/kg.

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

  •
  One patient experienced immune unconfirmed progressive disease on their first scan and continued on treatment for 10+ months without confirmation of progressive disease at CDX-1140 0.09 mg/kg plus CDX-301.

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

        CDX-1140 monotherapy expansion cohorts in HNSCC, renal cell carcinoma and gastroesophageal adenocarcinoma have been added to the study, along with a combination cohort of CDX-1140 and CDX-301 in HNSCC. In addition, we have amended the ongoing Phase 1 study to evaluate CDX-1140 in combination with KEYTRUDA® (pembrolizumab), Merck's anti-PD-1 therapy, under a clinical trial collaboration agreement with Merck (known as MSD outside of the U.S. and Canada). The cohort is designed to characterize the safety, pharmacodynamics and activity of CDX-1140 in combination with pembrolizumab in patients refractory to PD1/PDL1 treatment. Enrollment is ongoing. The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.

CDX-3379

        CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies. ErbB3 is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. We believe the proposed mechanism of action for CDX-3379 sets it apart from other drugs in development in this class due to its ability to block both ligand-independent and ligand-dependent ErbB3 signaling by binding to a unique epitope. It has a favorable pharmacologic profile, including a longer half-life and slower clearance relative to other drug candidates in this class. We believe CDX-3379 also has potential to enhance anti-tumor activity and/or overcome resistance in combination with other targeted and cytotoxic therapies to directly kill tumor cells. Tumor cell death and the ensuing release of new tumor antigens has the potential to serve as a focus for combination therapy with immuno-oncology approaches, even in refractory patients. CDX-3379 has been evaluated in three Phase 1 studies for the treatment of multiple solid tumors that express ErbB3 and is currently being evaluated in a Phase 2 study.

        Enrollment opened in November 2017 to an open-label Phase 2 study in combination with Erbitux in patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced HNSCC who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis. The study was initially designed as a Simon two-stage design with an interim futility analysis following enrollment of the first 13 patients. According to the study design, if at least one patient achieved an objective response in the first stage, enrollment could progress to the second stage. The primary endpoint of the study is objective response rate (ORR). Secondary endpoints include assessments of clinical benefit response (CBR), duration of response (DOR), progression-free survival (PFS), overall survival (OS), and safety and pharmacokinetics associated with the combination. Enrollment to the first stage of the Phase 2 study (n=15) is complete and interim data from the study were presented at the 2019 ASCO Annual Meeting in June that support the continued development of CDX-3379.

        Patients had a median of 3 (range of 2-6) prior cancer therapy treatments. All patients had received prior checkpoint inhibitor treatment and 14 of 15 patients were cetuximab refractory. Notable clinical activity was observed in this refractory patient population. A durable confirmed complete response (11+ months) was observed. An unconfirmed partial response (uPR) in a patient that had not received cetuximab was also observed. 7 patients experienced stable disease (47%; includes uPR). A clinical benefit rate of 29% was achieved (objective response or stable disease greater than or equal to 12 weeks). CDX-3379 in combination with cetuximab was generally associated with the expected target-mediated adverse events of diarrhea and rash.

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

CDX-0159

        CDX-0159 is a humanized monoclonal antibody that specifically binds the receptor tyrosine kinase KIT and potently inhibits its activity. KIT is expressed in a variety of cells, including mast cells, and its activation by its ligand SCF regulates mast cell growth, differentiation, survival, chemotaxis and degranulation. In certain inflammatory diseases, such as chronic spontaneous urticaria (CSU), also known as chronic idiopathic urticaria (CIU) and chronic inducible urticarias (CINDUs), mast cell degranulation plays a central role in the onset and progression of the disease.

        CDX-0159 is designed to block KIT activation by disrupting both SCF binding and KIT dimerization. Celldex believes that by targeting KIT, CDX-0159 may be able to inhibit mast cell activity and decrease mast cell numbers to provide potential clinical benefit in mast cell related diseases.

        We initiated a Phase 1a study of CDX-0159 in November 2019. The study is designed to evaluate the safety profile, pharmacokinetics and pharmacodynamics of single ascending doses of CDX-0159 in healthy subjects. Following completion of this study, we plan to iniate studies of CDX-0159 in CSU and CINDU, both mast cell-related diseases, by year-end 2020. CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for more effective later line therapies. CINDUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. We are exploring cold-induced and dermographism-induced (scratching the skin) urticarias.

        A review of the CDX-0159 early development program was presented at American College of Allergy, Asthma & Immunology Annual Scientific Meeting in November 2019.

CDX-527

        CDX-527 is the first candidate from Celldex's bispecific antibody platform. Bispecifics provide opportunities to engage two independent pathways involved in controlling immune responses to tumors. CDX-527 uses Celldex's proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway to help prime and activate anti-tumor T cell responses through CD27 costimulation, while preventing PD-1 inhibitory signals that subvert the immune response.

        Celldex's prior clinical experience with combining CD27 activation and PD-1 blockade provide the rationale for linking these two pathways into one molecule. Preclinical data presented at the SITC 34th Annual Meeting in November 2019 demonstrated that CDX-527 is more potent at T cell activation and anti-tumor immunity than the combination of parental monoclonal antibodies.

        Celldex plans to initiate a Phase 1 dose-escalation study in up to 90 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy in the second half of 2020, followed by tumor-specific expansion cohorts to further evaluate the tolerability, biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

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

Contingent Consideration

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

  •
  discount rates

        Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. We performed an annual impairment test of the IPR&D assets during the fourth quarter of 2019 and concluded that the IPR&D assets were not impaired.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 compared with Year Ended December 31, 2018

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$473	$3,341	$(2,868)	(86)%
Contracts and Grants	3,100	6,197	(3,097)	(50)%

Total Revenue	$3,573	$9,538	$(5,965)	(63)%

Operating Expenses:
Research and Development	42,672	66,449	(23,777)	(36)%
General and Administrative	15,426	19,269	(3,843)	(20)%
Goodwill Impairment	—	90,976	(90,976)	(100)%
Intangible Asset Impairment	—	18,677	(18,677)	(100)%
Other Asset Impairment	1,800	—	1,800	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	(1,294)	(29,621)	(28,327)	(96)%
Amortization of Acquired Intangible Assets	—	224	(224)	(100)%

Total Operating Expense	58,604	165,974	(107,370)	(65)%

Operating Loss	(55,031)	(156,436)	(101,405)	(65)%
Investment and Other Income, Net	4,153	4,487	(334)	(7)%

Net Loss Before Income Tax Benefit	(50,878)	(151,949)	(101,071)	(67)%
Income Tax Benefit	—	765	(765)	(100)%

Net Loss	$(50,878)	$(151,184)	$(100,306)	(66)%

Net Loss

        The $100.3 million decrease in net loss for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily the result of a decrease in non-cash goodwill and intangible asset impairment expense and a decrease in research and development expenses, partially offset by the decrease in gain on fair value remeasurement of contingent consideration.

Revenue

        The $2.9 million decrease in product development and licensing agreements revenue for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to a decrease in revenue related to our BMS agreement as a result of the completion of our combination clinical study. The $3.1 million decrease in contracts and grants revenue for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreements with Rockefeller University and the International AIDS Vaccine Initiative. We expect revenue to decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

        Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,		Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Personnel	$21,410	$28,045	$(6,635)	(24)%
Laboratory Supplies	4,249	4,176	73	2%
Facility	6,790	7,531	(741)	(10)%
Product Development	6,136	18,540	(12,404)	(67)%

        Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $6.6 million decrease in personnel expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to a decrease in headcount, lower stock-based compensation expense and lower severance expense related to the workforce reduction that occurred in the second quarter of 2018 as a result of the discontinuation of the Glemba program. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million increase in laboratory supply expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

        Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.7 million decrease in facility expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to lower depreciation expense. We expect facility expenses to decrease over the next twelve months as a result of the reduction in leased space in our Hampton, New Jersey facility and our decision to consolidate our Massachusetts lab and manufacturing facilities. The lease in Needham, MA will not be renewed and most functions and employees will be integrated into our Fall River, MA facility during the second quarter of 2020.

        Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $12.4 million decrease in product development expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to a decrease in clinical trial expenses of $8.1 million and a decrease in contract manufacturing expenses of $3.6 million. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

        The $3.8 million decrease in general and administrative expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to a decrease in stock-based compensation expense, lower commercial planning costs and lower lease restructuring expense. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Other Asset Impairment

        We concluded that the Company's investment in an undisclosed private company was impaired as a result of a deterioration in the private company's financial condition and recorded a non-cash impairment charge of $1.8 million during the first quarter of 2019.

Gain on Fair Value Remeasurement of Contingent Consideration

        The $1.3 million gain on fair value remeasurement of contingent consideration for the year ended December 31, 2019 was primarily due to changes in discount rates, the passage of time and updated assumptions for the varlilumab program.

Amortization Expense

        The $0.2 million decrease in amortization expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was due to the full impairment of intangible assets subject to amortization recorded in the first quarter of 2018 as a result of the discontinuation of the Glemba program.

Investment and Other Income, Net

        The $0.3 million decrease in investment and other income, net for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to lower levels of cash and investment balances. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

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

        At December 31, 2019, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $64.4 million. We have had recurring losses and incurred a loss of $50.9 million for the year ended December 31, 2019. Net cash used in operations for the year ended December 31, 2019 was $46.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. In accordance with U.S. GAAP, we have determined that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 1 to the consolidated financial statements for further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

        During the next twelve months, we will take further steps to raise additional capital to meet our liquidity needs including, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of future contingent milestones from the Kolltan acquisition, in the event that we achieve the drug candidate milestones related to those payments. We may decide to pay those milestone payments in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

        Net cash used in operating activities was $46.4 million for the year ended December 31, 2019 compared to $75.2 million for the year ended December 31, 2018. The decrease in net cash used in operating activities was primarily due to decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

        Net cash provided by investing activities was $17.1 million for the year ended December 31, 2019 compared to $29.8 million for the year ended December 31, 2018. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the year ended December 31, 2019 of $17.8 million as compared to $30.3 million for the year ended December 31, 2018. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis based on the amount of cash provided by financing activities and/or new partnerships.

        Net cash provided by investing activities was $29.8 million for the year ended December 31, 2018 compared to $46.5 million for the year ended December 31, 2017. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the year ended December 31, 2018 of $30.3 million as compared to $48.3 million for the year ended December 31, 2017.

Financing Activities

        Net cash provided by financing activities was $16.3 million for the year ended December 31, 2019 compared to $29.4 million for the year ended December 31, 2018. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $16.3 million during the year ended December 31, 2019 compared to $29.4 million for the year ended December 31, 2018.

        Net cash provided by financing activities was $29.4 million for the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $29.4 million during the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017.

Equity Offerings

        In December 2016, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a maximum aggregate offering price of $250.0 million. Such registration statement was declared effective on February 13, 2017. In December 2019, we filed a new shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a maximum aggregate offering price of $150.0 million.

        In May 2016, we entered into an agreement with Cantor Fitzgerald & Co. ("Cantor") to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, we filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the years ended December 31, 2019, 2018 and 2017, we issued 5.0 million, 2.7 million and 1.2 million shares of common stock, respectively, under this controlled equity offering sales agreement with Cantor resulting in net proceeds of $16.2 million, $29.0 million and $51.0 million, respectively, after deducting commission and offering expenses. At December 31, 2019, we had $20.7 million remaining in aggregate gross offering price available under the Cantor agreement. From January 1, 2020 through February 29, 2020, we issued 520,606 shares of our common stock resulting in net proceeds of $1.2 million.

AGGREGATE CONTRACTUAL OBLIGATIONS

        We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2019 such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.2 million of license and milestone payments in 2020.

        The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2019 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:

	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(In thousands)
Contractual obligations(1)(2):	$732	$732	$—	$—	$—

Total contractual obligations(3)	$732	$732	$—	$—	$—

(1)
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

(2)
The merger agreement between us and Kolltan ("Merger Agreement") provides that we will be required to pay Kolltan's former stockholders contingent consideration in the form of development, regulatory approval and sales-based milestones ("Kolltan Milestones") of up to $172.5 million. Certain Kolltan Milestones have been abandoned consistent with the provisions of the Merger Agreement and, because of this, as of December 31, 2019, we believe that the adjusted amount we may be required to pay for future consideration is up to $127.5 million contingent upon the achievement of the Kolltan Milestones. We have previously sent an abandonment notice to the representative of Kolltan's former stockholders with respect to certain of those Kolltan Milestones, to which the representative subsequently objected. We disagree with their objection and believe their objection to be without merit. We are, however, discussing potential amendments to the Merger Agreement with respect to the Kolltan Milestones with that stockholder representative. At this time, we are unable to reasonably assess the ultimate outcome of our disagreement with the representative of Kolltan's former stockholders over its objection to our abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any. We cannot assure you whether any such amendment will be completed on terms acceptable to us, or at all. Because the timing and certainty of these milestones being achieved is unknown, these potential future obligations are not included within the table.

(3)
Refer to Note 7, "Leases," in the accompanying notes to the financial statements for details on future minimum lease payments that will become due under non-cancellable leases.

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

        We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2019 due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and cash outflows from operations since its inception and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 26, 2020

We have served as the Company's auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,232	$24,310
Marketable Securities	53,151	69,712
Accounts and Other Receivables	1,015	3,162
Prepaid and Other Current Assets	1,300	1,895

Total Current Assets	66,698	99,079

Property and Equipment, Net	4,031	6,111
Operating Lease Right-of-Use Assets, Net	3,473	—
Intangible Assets, Net	48,690	48,690
Other Assets	41	1,929

Total Assets	$122,933	$155,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,174	$1,069
Accrued Expenses	6,499	7,007
Current Portion of Operating Lease Liabilities	1,944	—
Current Portion of Long-Term Liabilities	2,026	4,526

Total Current Liabilities	11,643	12,602

Long-Term Portion of Operating Lease Liabilities	1,713	—
Other Long-Term Liabilities	15,551	19,147

Total Liabilities	28,907	31,749

Commitments and Contingent Liabilities (Note 14)
Stockholders' Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at December 31, 2019 and 2018	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 16,972,077 and 11,957,635 Shares Issued and Outstanding at December 31, 2019 and 2018, Respectively	17	12
Additional Paid-In Capital	1,104,706	1,083,903
Accumulated Other Comprehensive Income	2,619	2,583
Accumulated Deficit	(1,013,316)	(962,438)

Total Stockholders' Equity	94,026	124,060

Total Liabilities and Stockholders' Equity	$122,933	$155,809

The accompanying notes are an integral part of the financial statements.

(Reflects one for fifteen reverse stock split effective February 8, 2019)

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
REVENUES:
Product Development and Licensing Agreements	$473	$3,341	$3,153
Contracts and Grants	3,100	6,197	9,590

Total Revenues	3,573	9,538	12,743

OPERATING EXPENSES:
Research and Development	42,672	66,449	96,171
General and Administrative	15,426	19,269	25,003
Goodwill Impairment	—	90,976	—
Intangible Asset Impairment	—	18,677	13,000
Other Asset Impairment	1,800	—	—
Gain on Fair Value Remeasurement of Contingent Consideration	(1,294)	(29,621)	(800)
Amortization of Acquired Intangible Assets	—	224	896

Total Operating Expenses	58,604	165,974	134,270

Operating Loss	(55,031)	(156,436)	(121,527)
Investment and Other Income, Net	4,153	4,487	4,214

Net Loss Before Income Tax Benefit	$(50,878)	$(151,949)	$(117,313)
Income Tax Benefit	—	765	24,282

Net Loss	$(50,878)	$(151,184)	$(93,031)

Basic and Diluted Net Loss Per Common Share	$(3.51)	$(14.48)	$(10.86)

Shares Used in Calculating Basic and Diluted Net Loss per Share	14,507	10,442	8,570

COMPREHENSIVE LOSS:
Net Loss	$(50,878)	$(151,184)	$(93,031)
Other Comprehensive Income (Loss):
Unrealized Gain on Marketable Securities	36	19	23

Comprehensive Loss	$(50,842)	$(151,165)	$(93,008)

The accompanying notes are an integral part of the financial statements.

(Reflects one for fifteen reverse stock split effective February 8, 2019)

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Consolidated Balance at December 31, 2016	8,034,443	8	982,368	2,541	(719,486)	265,431
Shares Issued under Stock Option and Employee Stock Purchase Plans	11,581	—	265	—	—	265
Shares Issued in Connection with Cantor Agreement	1,181,524	1	51,024	—	—	51,025
Shares Issued in Connection with Kolltan Severance	7,145	—	344	—	—	344
Share-Based Compensation	—	—	12,312	—	—	12,312
Unrealized Gains on Marketable Securities	—	—	—	23	—	23
Net Loss	—	—	—	—	(93,031)	(93,031)

Consolidated Balance at December 31, 2017	9,234,693	9	1,046,313	2,564	(812,517)	236,369
Shares Issued under Stock Option and Employee Stock Purchase Plans	16,047	—	419	—	—	419
Shares Issued in Connection with Cantor Agreement	2,702,660	3	29,019	—	—	29,022
Shares Issued in Connection with Kolltan Severance	4,235	—	71	—	—	71
Share-Based Compensation	—	—	8,081	—	—	8,081
Unrealized Gains on Marketable Securities	—	—	—	19	—	19
Adoption of ASC 606	—	—	—	—	1,263	1,263
Net Loss	—	—	—	—	(151,184)	(151,184)

Consolidated Balance at December 31, 2018	11,957,635	12	1,083,903	2,583	(962,438)	124,060
Shares Issued under Stock Option and Employee Stock Purchase Plans	3,285	—	9	—	—	9
Shares Issued in Connection with Cantor Agreement	5,011,157	5	16,243	—	—	16,248
Share-Based Compensation	—	—	4,551	—	—	4,551
Unrealized Gains on Marketable Securities	—	—	—	36	—	36
Net Loss	—	—	—	—	(50,878)	(50,878)

Consolidated Balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026

The accompanying notes are an integral part of the financial statements.

(Reflects one for fifteen reverse stock split effective February 8, 2019)

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(50,878)	$(151,184)	$(93,031)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	4,858	3,577	4,414
Amortization of Intangible Assets	—	224	896
Amortization and Premium of Marketable Securities, Net	(1,140)	(1,048)	(290)
Loss on Sale or Disposal of Assets	11	1,220	55
Goodwill Impairment	—	90,976	—
Intangible Asset Impairment	—	18,677	13,000
Other Asset Impairment	1,800	—	—
Gain on Fair Value Remeasurement of Contingent Consideration	(1,294)	(29,621)	(800)
Non-Cash Income Tax Benefit	—	(765)	(24,282)
Stock-Based Compensation Expense	4,551	8,081	12,312
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	2,274	(777)	(96)
Prepaid and Other Current Assets	362	1,783	793
Other Assets	(39)	—	205
Accounts Payable and Accrued Expenses	(321)	(13,110)	(8,744)
Other Liabilities	(6,599)	(3,268)	(4,363)

Net Cash Used in Operating Activities	(46,415)	(75,235)	(99,931)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	113,173	201,469	219,236
Purchases of Marketable Securities	(95,382)	(171,182)	(170,980)
Acquisition of Property and Equipment	(731)	(813)	(1,788)
Proceeds from Sale or Disposal of Assets	20	342	—

Net Cash Provided by Investing Activities	17,080	29,816	46,468

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	16,248	29,022	51,025
Proceeds from Issuance of Stock from Employee Benefit Plans	9	419	265

Net Cash Provided by Financing Activities	16,257	29,441	51,290

Net Decrease in Cash and Cash Equivalents	(13,078)	(15,978)	(2,173)
Cash and Cash Equivalents at Beginning of Period	24,310	40,288	42,461

Cash and Cash Equivalents at End of Period	$11,232	$24,310	$40,288

Non-cash Investing Activities
Accrued construction in progress	$25	$107	$20
Non-cash Supplemental Disclosure
Shares issued to former Kolltan executive for settlement of severance	$—	$71	$344

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Nature of Business and Overview

        Celldex Therapeutics, Inc. (the "Company" or "Celldex") is a biopharmaceutical company focused on the development and commercialization of several immunotherapy technologies and other cancer-targeting biologics. The Company is primarily focusing its efforts and resources on the continued research and development of CDX-1140, CDX-3379, CDX-0159 and CDX-527.

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

        Under U.S. GAAP, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At December 31, 2019, the Company had cash, cash equivalents and marketable securities of $64.4 million. The Company has had recurring losses and incurred a loss of $50.9 million for the year ended December 31, 2019. Net cash used in operations for the year ended December 31, 2019 was $46.4 million. As of March 26, 2020, the date of issuance of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $64.4 million as of December 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2021. The future viability of the Company beyond that point is dependent on the Company's ability to raise additional capital to finance its operations. The Company has generated no product revenue to date and cannot predict when and if it will generate product revenue. The Company has had recurring losses and anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of product candidates, conducting preclinical studies and clinical trials, facilities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern for one year after the date that the financial statements are issued.

        During the next twelve months and beyond, the Company will take further steps to raise additional capital to meet its liquidity needs including, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company's economic potential from products under development. The Company's ability to continue funding its planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of contingent milestones from the Kolltan acquisition, in the event that the Company achieves the drug candidate

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Nature of Business and Overview (Continued)

milestones related to those payments. The Company, at its option, may decide to pay those milestone payments in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, the United States has placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees' ability to travel, and delays in manufacturing and/or shipments to and from third party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our Intangible (IPR&D) assets which amounted to $48.7 million at December 31, 2019.

(2) Summary of Significant Accounting Policies

Basis of Presentation

        The balance sheets and statements of operations and comprehensive loss, stockholders' equity, and cash flows, are consolidated for the years ended December 31, 2019 and 2018. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. The Company's wholly-owned subsidiary, Celldex Australia PTY LTD was liquidated in the third quarter of 2019. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

        Combined revenue from Rockefeller University and Duke University represented 74% of total Company revenue for the year ended December 31, 2019. Combined revenue from BMS, Rockefeller University and International AIDS Vaccine Initiative represented 86% of total Company revenue for the year ended December 31, 2018 and 77% of total Company revenue for the year ended December 31, 2017.

        The Company relies on contract manufacturing organizations (CMO) to manufacture drug substance and drug product as well as for future commercial supplies. The Company also relies on CMOs for supply of raw materials as well as filling, packaging, storing and shipping our drug products. The Company relies on third-party collaborators to develop companion diagnostic tests.

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

        The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments, initial direct costs paid or incentives received. The Company's leases do not contain an implicit rate, and therefore the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Options to extend or terminate the lease are reflected in the calculation when it is reasonably certain that the option will be exercised. The Company has elected to account for lease and non-lease components as a single lease component, however non-lease components that are variable, such as common area maintenance and utilities, are generally paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and operating lease liability and are reflected as an expense in the period incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Other Assets

        Other assets included a $1.8 million non-controlling investment in a privately-held company that was accounted for under the cost method of accounting as of December 31, 2018. Based on information received in April 2019, it was determined that there was a deterioration of the private company's financial condition due to a working capital deficiency and an inability to secure additional funding. Therefore, the Company concluded that the investment was impaired, and a non-cash impairment charge of $1.8 million was recorded during the first quarter of 2019.

Contingent Consideration

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

        Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. As a result of the discontinuation of the Glemba program, the Company concluded that the Glemba IPR&D asset was fully impaired, and a non-cash impairment charge of $11.8 million was recorded in the first quarter of 2018. The remaining IPR&D assets were assessed for impairment during 2018 and 2019 and were determined not to be impaired. During the year ended December 31, 2017, the Company recorded a partial impairment charge of $13.0 million related to changes in projected development and regulatory timelines regarding the anti-KIT program.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis or when impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform a quantitative single-step goodwill impairment test required under U.S. GAAP. As a result of the discontinuation of the Glemba program, the Company evaluated goodwill for potential impairment in the first quarter of 2018. It was determined that the goodwill asset was fully impaired and an impairment charge of $91.0 million was recorded.

Impairment of Intangible and Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets, including property and equipment, right-of-use assets, and intangible assets when circumstances indicate that an event of impairment may have occurred. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.

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

Patent Costs

        Patent costs are expensed to general and administrative expense as incurred. Certain patent costs are reimbursed by the Company's product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in the Company's financial statements.

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

Foreign Currency Translation

        Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2019 and 2018, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and certain changes in stockholders' equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2019, 2018 and 2017.

Net Loss Per Share

        Basic net loss per common share is based upon the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average potentially dilutive common shares outstanding during the period when the effect is dilutive. In periods in which the Company reports a net loss, there is no difference between basic and diluted net loss per share because dilutive shares of common stock are not assumed to have been issued as their effect is anti-dilutive. The potentially

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

dilutive common shares that have not been included in the net loss per common share calculations because the effect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2019	2018	2017
Stock options	1,699,202	866,132	723,747
Restricted stock	1,110	3,552	6,445

	1,700,312	869,684	730,192

Newly-Adopted Accounting Pronouncements

        On January 1, 2019, the Company adopted a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard was adopted using the modified retrospective transition method, which requires the Company to apply the standard as of the effective date and does not require restatement of prior periods. The Company elected to apply the package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. Adoption of this standard did not have a material impact on the Company's Consolidated Statement of Operations and Comprehensive Loss or Statement of Cash Flow, however, upon adoption, the Company recorded right-of-use assets of $3.8 million and lease liabilities of $4.7 million on its Consolidated Balance Sheet related to the Company's operating leases. The difference between the right-of-use assets and lease liabilities recorded upon adoption is due to certain adjustments required to the right-of-use assets for prepaid rent and accrued termination expenses. Refer to Note 7 "Leases" for additional details on this adoption and the Company's updated disclosures.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In June 2016, the FASB issued guidance on the Measurement of Credit Losses on Financial Instruments. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2023. We are currently evaluating the potential impact that this standard may have on the Company's consolidated financial statements and related disclosures.

(3) Accumulated Other Comprehensive Income

        The changes in accumulated other comprehensive income, which is reported as a component of stockholders' equity, for the year ended December 31, 2019 are summarized below:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2018	$(13)	$2,596	$2,583
Other comprehensive gain	36	—	36

Balance at December 31, 2019	$23	$2,596	$2,619

        No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2019, 2018 and 2017.

(4) Fair Value Measurements

        The following tables set forth the Company's financial assets and liabilities subject to fair value measurements:

	As of December 31, 2019	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$4,024	—	$4,024	—
Marketable securities	53,151	—	53,151	—

	$57,175	—	$57,175	—

Liabilities:
Kolltan acquisition contingent consideration	$12,485	—	—	$12,485

	$12,485	—	—	$12,485

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Fair Value Measurements (Continued)

	As of December 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$15,755	—	$15,755	—
Marketable securities	69,712	—	69,712	—

	$85,467	—	$85,467	—

Liabilities:
Kolltan acquisition contingent consideration	$13,779	—	—	$13,779

	$13,779	—	—	$13,779

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

        The following table reflects the activity for the Company's contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2019 (in thousands):

Other Liabilities: Contingent Consideration
Balance at December 31, 2018	$13,779
Fair value adjustments included in operating expenses	(1,294)

Balance at December 31, 2019	$12,485

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

        During the year ended December 31, 2019, the Company recorded a $1.3 million gain on fair value remeasurement of contingent consideration, primarily due to changes in discount rates, the passage of time and updated assumptions for the varlilumab program.

        The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2019 and 2018.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Marketable Securities

        The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2019
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$18,509	$13	$—	$18,522
Maturing after one year through three years	—	—	—	—

Total U.S. government and municipal obligations	$18,509	$13	$—	$18,522

Corporate debt securities
Maturing in one year or less	$34,619	$13	$(3)	$34,629
Maturing after one year through three years	—	—	—	—

Total corporate debt securities	$34,619	$13	$(3)	$34,629

Total marketable securities	$53,128	$26	$(3)	$53,151

December 31, 2018
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$27,355	$—	$(4)	$27,351
Maturing after one year through three years	—	—	—	—

Total U.S. government and municipal obligations	$27,355	$—	$(4)	$27,351

Corporate debt securities
Maturing in one year or less	$42,370	$—	$(9)	$42,361
Maturing after one year through three years	—	—	—	—

Total corporate debt securities	$42,370	$—	$(9)	$42,361

Total marketable securities	$69,725	$—	$(13)	$69,712

        The Company holds investment grade marketable securities, and none were considered to be other-than-temporarily impaired as of December 31, 2019. Marketable securities include $0.2 million and $0.1 million in accrued interest at December 31, 2019 and December 31, 2018, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment, Net

        Property and Equipment, Net includes the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Laboratory Equipment	$8,622	$8,272
Manufacturing Equipment	2,510	2,497
Office Furniture and Equipment	3,873	3,791
Leasehold Improvements	17,238	17,408
Construction in Progress	191	327

Total Property and Equipment	32,434	32,295
Less: Accumulated Depreciation and Amortization	(28,403)	(26,184)

Property and Equipment, Net	$4,031	$6,111

        Depreciation and amortization expense related to property and equipment was $2.7 million, $3.6 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(7) Leases

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

        Operating lease expense and variable lease expense was $2.5 million and $1.5 million for year ended December 31, 2019, respectively. Under the prior lease accounting guidance, the Company recorded total operating lease expense and variable lease expense of $4.0 million and $4.1 million for the years ended December 31, 2018 and 2017, respectively. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2019 was $3.3 million. As of December 31, 2019, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 11.0%.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(7) Leases (Continued)

        Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

2020	$2,218
2021	875
2022	747
2023	311

Total lease payments	4,151
Less imputed interest	(494)

Present value of operating lease liabilities	$3,657

        Under the prior lease accounting guidance, operating lease obligations, including estimated variable lease obligations, as of December 31, 2018 were as follows:

2019	$4,648
2020	3,140
Thereafter	—

Total lease payments	$7,788

(8) Intangible Assets and Goodwill

Intangible Assets, Net

        The Company's finite-lived intangible assets consisted solely of license rights amended under a 2009 agreement with Amgen Fremont related to developing and commercializing Glemba. As a result of the discontinuation of the Glemba program, the Company concluded that the finite-lived intangible asset was fully impaired and a non-cash impairment charge of $6.9 million was recorded in the first quarter of 2018. Amortization expense for finite intangible assets was $0.0 million, $0.2 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017.

        At December 31, 2019 and 2018, the Company recorded indefinite-lived intangible assets of $48.7 million. At December 31, 2019, indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") related to the development of CDX-3379, the anti-KIT program and the TAM program. CDX-3379 is in Phase 2 development, the anti-KIT program is in Phase 1 development and the TAM program is in preclinical development. As of December 31, 2019, no IPR&D asset had reached technological feasibility nor did any have alternative future uses.

        Each IPR&D asset is assessed for impairment at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. The Company performed its annual impairment test of the IPR&D assets during the fourth quarter of 2019 and concluded that the IPR&D assets were not impaired. In the first quarter of 2018, as a result of the discontinuation of the Glemba program, the Company concluded that the Glemba IPR&D asset was fully impaired and a non-cash impairment charge of $11.8 million was recorded. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(8) Intangible Assets and Goodwill (Continued)

trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

Goodwill

        In the first quarter of 2018, the Company's goodwill was evaluated for potential impairment due to the discontinuation of the Glemba program. The carrying amount of the Company was compared to the Company's fair value. The Company's fair value assessment reflected a number of significant management assumptions and estimates including the Company's probability forecasts for pipeline assets, income taxes, capital expenditures, market premium and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company's conclusions. Through this assessment, it was determined that the carrying amount of the Company exceeded its fair value by over $91.0 million. As such, the full goodwill asset was considered impaired and a charge of $91.0 million was recorded during the first quarter of 2018.

(9) Accrued Expenses

        Accrued expenses include the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Accrued Payroll and Employee Benefits	$4,575	$4,400
Accrued Research and Development Contract Costs	1,186	1,766
Accrued Professional Fees	400	620
Other Accrued Expenses	338	221

	$6,499	$7,007

(10) Other Long-Term Liabilities

        Other long-term liabilities include the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 15)	$3,007	$3,007
Deferred Income From Sale of Tax Benefits	1,831	4,218
Other	—	1,083
Contingent Milestones (Note 4)	12,485	13,779
Deferred Revenue	254	1,586

Total	17,577	23,673
Less Current Portion	(2,026)	(4,526)

Long-Term Portion	$15,551	$19,147

        In November 2015, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million to an independent third party for

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(10) Other Long-Term Liabilities (Continued)

$9.2 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $2.4 million, $2.5 million and $2.7 million to other income related to the sale of these tax benefits, respectively.

(11) Stockholders' Equity

Common Stock

        In December 2016, the Company filed a new shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a maximum aggregate offering price of $250 million. Such registration statement was declared effective on February 13, 2017. In December 2019, the Company filed a new shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement up to a maximum aggregate offering price of $150.0 million.

        In May 2016, the Company entered into an agreement with Cantor Fitzgerald & Co. ("Cantor") to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $60.0 million from time to time through Cantor, acting as agent. In November 2017, the Company filed a prospectus supplement registering the offer and sale of shares of common stock of up to an additional $75.0 million under the agreement with Cantor. During the years ended December 31, 2019, 2018 and 2017, the Company issued 5.0 million, 2.7 million and 1.2 million shares of its common stock, respectively, under this controlled equity offering sales agreement with Cantor resulting in net proceeds to the Company of $16.2 million, $29.0 million and $51.0 million, respectively, after deducting commission and offering expenses. At December 31, 2019, the Company had $20.7 million remaining in aggregate gross offering price available under the Cantor agreement. From January 1, 2020 through February 29 2020, the Company issued 520,606 shares of its common stock resulting in net proceeds to the Company of $1.2 million.

Convertible Preferred Stock

        At December 31, 2019, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the "Series C-1 Preferred Stock"). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2019 or 2018.

(12) Stock-Based Compensation

        The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan") and the 2008 Stock Option and Incentive Plan (the "2008 Plan").

Employee Stock Purchase Plan

        At December 31, 2019, a total of 276,666 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2019, 2018 and 2017, the Company issued 3,507, 9,524 and 5,359 shares under the 2004 ESPP Plan, respectively. At December 31, 2019, 250,159 shares were available for issuance under the 2004 ESPP Plan.

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

        At December 31, 2019, the 2008 Plan allowed for a maximum of 2,233,333 shares of common stock to be issued for grants of new awards until June 9, 2025 and grants of incentive stock options until April 16, 2025. The Company's Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2008 Plan.

        A summary of stock option activity for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2018	866,132	$93.70	7.1
Granted	940,040	$2.77
Exercised	—	$—
Canceled	(106,970)	$70.22

Options Outstanding at December 31, 2019	1,699,202	$44.87	8.0

Options Vested and Expected to Vest at December 31, 2019	1,580,780	$47.90	7.9
Options Exercisable at December 31, 2019	573,996	$121.76	5.5
Shares Available for Grant Under the 2008 Plan	424,263

        The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.0 million. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $2.08, $6.60 and $23.70, respectively. The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $4.9 million, $8.0 million and $13.4 million, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

        The aggregate intrinsic value of stock options outstanding at December 31, 2019 was $0.0 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2019 was $0.0 million. As of December 31, 2019, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $3.8 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 3.0 years.

Restricted Stock

        A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2018	3,552	$43.84
Granted	—	$—
Vested	(2,220)	$49.25
Canceled	(222)	$34.83

Outstanding and unvested at December 31, 2019	1,110	$34.83

Valuation and Expenses Information

        Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was recorded as follows:

	2019	2018	2017
	(In thousands)
Research and development	$2,053	$3,874	$6,693
General and administrative	2,498	4,207	5,619

Total stock-based compensation expense	$4,551	$8,081	$12,312

        The fair values of employee and director stock options granted during the years ended December 31, 2019, 2018 and 2017 were valued using the Black-Scholes option pricing model with the following assumptions:

	2019	2018	2017
Expected stock price volatility	90 - 91%	73 - 85%	75 - 77%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.6 - 2.5%	2.8 - 3.1%	2.0 - 2.3%
Expected dividend yield	None	None	None

        The Company estimates expected term based on historical exercise patterns. The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

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

Contract Assets and Liabilities

        At December 31, 2019 and 2018, the Company's right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2019 and 2018, the Company had $0.3 million and $1.6 million in contract liabilities recorded, respectively. Revenue recognized from contract liabilities as of December 31, 2018 during the year ended December 31, 2019 was $1.4 million.

Product Development and Licensing Revenue

        The Company entered into a clinical collaboration agreement with BMS in 2014 to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS's PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The performance obligations under the collaboration agreement consist of intellectual property licenses and the performance of research and development services. The Company determined that the performance obligations were not separately identifiable and were not distinct (and did not have standalone value) due to the specialized nature of the services to be provided, the dependent relationship between the performance obligations and the Company's proprietary technology that makes them uniquely qualified to perform the R&D services. Therefore, the Company concluded that the collaboration agreement has a single identified or combined performance obligation. As of December 31, 2019, deferred revenue related to the Company's remaining performance obligation under this arrangement was $0.0 million. The Company recorded $0.2 million, $3.3 million and $2.8 million in revenue related to this agreement during the years ended December 31, 2019, 2018 and 2017, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(13) Revenue (Continued)

Contract and Grants Revenue

        The Company has entered into agreements with Rockefeller University and Duke University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis. The Company recognized $2.6 million, $3.2 million and $2.2 million in revenue for labor hours and direct costs incurred under these agreements during the years ended December 31, 2019, 2018 and 2017, respectively.

        The Company has entered into fixed-fee manufacturing and research and development arrangements with both the International AIDS Vaccine Initiative (IAVI) and Frontier Biotechnologies, Inc (Frontier). The Company recognized $0.3 million, $3.0 million and $6.6 million in revenue under these agreements during the years ended December 31, 2019, 2018 and 2017, respectively.

(14) Collaboration Agreements

        The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents or patent applications. The Company's licensing and development collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain developmental, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.1 million, $0.7 million and $0.7 million was recorded to research and development expense for the years ended December 31, 2019, 2018 and 2017, respectively.

University of Southampton, UK (Southampton)

        Under a license agreement with Southampton, the Company acquired the rights to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. The Company may be required to pay Southampton milestones of up to approximately $1.0 million upon obtaining first approval for commercial sale in a first indication and royalty payments in the low-single digits on any net product sales with respect to development and commercialization of CDX-527.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14) Collaboration Agreements (Continued)

Yale University (Yale)

        Under a license agreement with Yale, the Company may be required to make a one-time payment to Yale of $3.0 million with respect to each therapeutic or prophylactic RTK royalty-bearing product, including CDX-3379, that achieves a specified commercial milestone. In addition, the Company may be required to pay a low single-digit royalty on annual worldwide net sales of each RTK royalty-bearing product, including CDX-3379. Unless earlier terminated by us or Yale, the Yale license agreement is due to expire no later than May 2038 but may expire earlier on a country by country basis under specified circumstances.

MedImmune, LLC (MedImmune)

        Under a license agreement with MedImmune, the Company acquired exclusive rights to specified patent rights and know-how that are controlled by MedImmune and relate to the research, development, manufacture and commercialization of CDX-3379. The Company may be required to pay Medimmune up to $45.0 million upon obtaining specified regulatory and development milestones in the first indication of CDX-3379. In addition, the Company may be required to pay MedImmune one-time milestone payments of up to $125.0 million if specified annual net sale thresholds are met related to the first indication of CDX-3379. The Company may also be required to pay MedImmune a tiered royalty on annual net sales of CDX-3379 at rates ranging from high single-digit to low teens percentages. These royalties may be reduced in specified circumstances and are payable on a product by product and country by country basis until the later to occur of ten years after the first commercial sale of the product in that country and the expiration of MedImmune's patent rights that cover the sale of the product in that country. The Company may also be required to pay specified royalties on annual net sales of CDX-3379 at a rate in the low single digits to certain other third parties from whom MedImmune licensed certain intellectual property.

(15) Income Taxes

        The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income Tax Benefit (Provision):
Federal	$13,869	$22,255	$57,547
State	2,170	6,406	(2,479)
Foreign	—	913	2,448
Expiration of NOLs and R&D Credit	(18,966)	—	—
Income Tax Rate Change	—	—	(99,528)

	(2,927)	29,574	(42,012)
Deferred Tax Valuation Allowance	2,927	(28,809)	66,294

	$—	$765	$24,282

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) Income Taxes (Continued)

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate is as follows:

	2019	2018	2017
	(In thousands)
Pre-Tax Loss	$(50,878)	$(151,949)	$(117,313)

Loss at Statutory Rates	(10,684)	(31,909)	(39,887)
Difference in Foreign Tax Rates	—	—	326
Research and Development Credits	(1,902)	(2,056)	(2,847)
State Taxes	(2,170)	(6,406)	(6,283)
Income Tax Rate Change	—	—	99,528
Other	(1,011)	(1,175)	(321)
Change in Fair Value Remeasurement of Contingent Consideration	(272)	(6,220)	—
Intangible Impairment	—	19,105	—
Recognition of APIC NOLs	—	—	(5,729)
Impact of Pass-through Entities	—	(913)	(2,775)
Expiration of NOLs and R&D Credit	18,966	—	—
Change in Valuation Allowance	(2,927)	28,809	(66,294)

Income Tax (Benefit) Provision	$—	$(765)	$(24,282)

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The principal components of the deferred tax assets and liabilities at December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$172,745	$168,239
Foreign Net Operating Loss Carryforwards	—	4,485
Tax Credit Carryforwards	42,642	39,761
Deferred Research and Development Expenses	70,042	76,555
Stock-based Compensation	12,651	11,977
Fixed Assets	1,759	1,761
Accrued Expenses and Other	328	316

	300,167	303,094
Gross Deferred Tax Liabilities
IPR&D Intangibles	(12,748)	(12,748)

Total Deferred Tax Assets and Liabilities	287,419	290,346

Valuation Allowance	(290,426)	(293,353)

Net Deferred Tax Liability	$(3,007)	$(3,007)

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) Income Taxes (Continued)

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

        As a result of the TCJA, the Company revalued its deferred tax liabilities at the new federal rate of 21%, resulting in a $6.9 million decrease and a corresponding income tax benefit. The Company also scheduled out reversals of its deferred tax assets and liabilities, determining that their reversal would create future indefinite-lived net operating losses under the TCJA. As such, the valuation allowance was reduced relating to the remaining indefinite-lived federal deferred tax liabilities balance, leading to an additional income tax benefit of $12.2 million. The Company's deferred tax asset balance was also revalued at the new 21% rate resulting in a $99.5 million decrease in the balance with a corresponding decrease to the valuation allowance. The Company's accounting for the tax effects of the TCJA was complete as of December 31, 2018.

        The net deferred tax liability of $3.0 million at December 31, 2019 and 2018 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes. The Company recorded an income tax benefit of $0.8 million during the year ended December 31, 2018 due to a decrease in deferred tax liabilities resulting from the partial impairment of the anti-KIT program.

        As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $638.9 million and $595.1 million, respectively, which may be available to offset certain future income tax liabilities and begin to expire in 2019 and 2028, respectively. Of the federal net operating loss carryforwards of $638.9 million, approximately $146.0 million are from 2018 and 2019 and have no expiration date. As of December 31, 2019, the Company also had federal and state research and development tax credit carryforwards of $33.4 million and $11.7 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2019 and 2018, respectively.

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

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(15) Income Taxes (Continued)

research and development tax credit carryforwards which will expire unutilized as a result of its estimated annual limitations under Section 382 and has excluded those amounts from the carryforward amounts disclosed above and in the deferred tax assets and liabilities table included in this footnote. The Company has concluded Section 382 studies through 2015 for Celldex generated NOLs.

        The Company incurred a foreign pre-tax loss of $0.0 million and $3.0 million during the years ended December 31, 2019 and 2018, respectively. Beginning with the 2016 tax returns, the Company elected to classify the Australian entity as a disregarded entity for income tax purposes. The foreign pre-tax losses have been included with the Federal net operating loss carryforwards. In 2019 the Australian Subsidiary was liquidated and $14.9 million of Foreign Net Operating Loss Carryovers related to the foreign subsidiary were written off.

        As of December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits.

        Massachusetts, New Jersey, New York and Connecticut are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year. Generally, in U.S. federal and state taxing jurisdictions, all years which generated net operating losses and/or tax credit carryforwards remain subject to examination to the extent those carryforwards are utilized in a subsequent period.

(16) Retirement Savings Plan

        The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(17) Kolltan Acquisition

        On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan Pharmaceuticals, Inc. ("Kolltan"), a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company's common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones ("Kolltan Milestones") of up to $172.5 million. The Kolltan Milestone payments, if any, may be made, at Celldex's sole election, in cash, in shares of Celldex's common stock or a combination of both, subject to provisions of the Merger Agreement. Certain Kolltan Milestones have been abandoned consistent with the provisions of the Merger Agreement and, because of this, as of December 31, 2019, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $127.5 million contingent upon the achievement of the Kolltan Milestones.

        In October 2019, the Company received a letter from the representative of Kolltan's former stockholders notifying the Company that it objected to the Company's abandonment of certain Kolltan Milestones relating to development, regulatory approval and sales-based milestones. The Company disagrees with their objection and believes their objection to be without merit. The Company is discussing with the representative of Kolltan's former stockholders potential amendments to the Merger Agreement with respect to the Kolltan Milestones. There can be no assurances that an amendment to the Merger Agreement will be completed on terms acceptable to the Company or at all. At this time,

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(17) Kolltan Acquisition (Continued)

the Company is unable to reasonably assess the ultimate outcome of the Company's disagreement with the representative of Kolltan's former stockholders over its objection to the Company's abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any.

(18) Selected Quarterly Financial Data (Unaudited)

2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019
	(In thousands, except per share amounts)
Total revenue	$1,425	$715	$546	$887
Net loss	(17,239)	(11,779)	(11,413)	(10,447)
Basic and diluted net loss per common share	(1.40)	(0.84)	(0.75)	(0.64)

2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018
	(In thousands, except per share amounts)
Total revenue	$4,068	$2,763	$941	$1,764
Net loss	(118,132)	(16,407)	(7,243)	(9,402)
Basic and diluted net loss per common share	(12.61)	(1.67)	(0.66)	(0.81)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2019, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, under "Information Regarding Our Current Directors and Executive Officers," "Delinquent Section 16(a) Reports," "Code of Business Conduct and Ethics" and "The Board of Directors and Its Committees" and is incorporated herein by reference. If the 2020 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in the 2020 Proxy Statement under "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference. If the 2020 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in the 2020 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference. If the 2020 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in the 2020 Proxy Statement under "Election of Directors" and "Approval of Related Person Transactions and Transactions with Related Persons" and is incorporated herein by reference. If the 2020 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in the 2020 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference. If the 2020 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

  (3)
  Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws, dated April 7, 2014	8-K (000-15006)	3.1	4/8/14
3.9	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
4.3	Description of Securities	Filed herewith
Material Contracts—Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 115 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
10.4	Second Amendment to Lease by and between the Company and DIV Needham 115 LLC dated as of August 1, 2015	10-K/A (000-15006)	10.4	2/25/16
*10.5	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.7	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.8	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.9	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.10	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.11	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.12	Eighth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16
10.13	Ninth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of October 1, 2019	Filed herewith
10.14	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.15	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
10.16	Second Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of March 8, 2019	10-Q (000-15006)	10.1	5/7/19
Material Contracts—License, Collaboration, Supply and Distribution Agreements
*10.17	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.18	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.19	License and Option Agreement by and between MedImmune, LLC and the Company, dated July 24, 2013, as amended by the Amendment, dated October 27, 2015	10-K (000-15006)	10.24	3/7/18
*10.20	Third Amended and Restated License Agreement by and between Yale University and the Company, dated March 14, 2013, as amended by the Amendments, dated March 21, 2014 and December 1, 2014	10-K (000-15006)	10.25	3/7/18
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.21	Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	1.1	5/19/16
Material Contracts—Management Contracts and Compensatory Plans
†10.22	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective as of June 19, 2019)	8-K (000-15006)	10.1	6/19/19
†10.23	Celldex Therapeutics, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (effective as of June 19, 2019)	8-K (000-15006)	10.2	6/19/19
†10.24	2008 Stock Option and Incentive Plan, as amended and restated	10-K (000-15006)	10.27	3/7/18

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
†10.25	2004 Employee Stock Purchase Plan, as amended and restated	10-K (000-15006)	10.28	3/7/18
†10.26	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	12/29/17
†10.27	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	12/29/17
†10.28	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	12/29/17
†10.29	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	12/29/17
†10.30	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	12/29/17
†10.31	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	12/29/17
†10.32	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	12/29/17
†10.33	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	12/29/17
†10.34	Employment Agreement, dated as of July 8, 2019, by and between Diane Young and Celldex Therapeutics., Inc.	8-K (000-15006)	10.1	6/24/19
†10.35	Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.36	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith

Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

CELLDEX THERAPEUTICS, INC.
	By:	/s/ ANTHONY S. MARUCCI
Date		Anthony S. Marucci
March 26, 2020		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 26, 2020
/s/ SAM MARTIN Sam Martin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2020
/s/ KAREN L. SHOOS Karen L. Shoos	Director, Chair of the Board of Directors	March 26, 2020
/s/ KEITH L. BROWNLIE Keith L. Brownlie	Director	March 26, 2020
/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	March 26, 2020
/s/ JAMES J. MARINO James J. Marino	Director	March 26, 2020
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 26, 2020