Form 10-Q
period 2020-03-31
Celldex Therapeutics, Inc.
filed 2020-05-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, 18,938,085 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,724	$11,232
Marketable Securities	30,998	53,151
Accounts and Other Receivables	1,108	1,015
Prepaid and Other Current Assets	1,088	1,300
Total Current Assets	55,918	66,698
Property and Equipment, Net	4,116	4,031
Operating Lease Right-of-Use Assets, Net	3,739	3,473
Intangible Assets, Net	48,690	48,690
Other Assets	41	41
Total Assets	$112,504	$122,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,609	$1,174
Accrued Expenses	5,648	6,499
Current Portion of Operating Lease Liabilities	1,682	1,944
Current Portion of Other Long-Term Liabilities	1,993	2,026
Total Current Liabilities	10,932	11,643
Long-Term Portion of Operating Lease Liabilities	2,106	1,713
Other Long-Term Liabilities	15,763	15,551
Total Liabilities	28,801	28,907
Commitments and Contingent Liabilities
Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 17,730,802 and 16,972,077 Shares Issued and Outstanding at March 31, 2020 and December 31, 2019, Respectively	18	17
Additional Paid-In Capital	1,107,029	1,104,706
Accumulated Other Comprehensive Income	2,597	2,619
Accumulated Deficit	(1,025,941)	(1,013,316)
Total Stockholders’ Equity	83,703	94,026
Total Liabilities and Stockholders’ Equity	$112,504	$122,933

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
REVENUES:
Product Development and Licensing Agreements	$2,286	$129
Contracts and Grants	442	1,296
Total Revenues	2,728	1,425

OPERATING EXPENSES:
Research and Development	11,695	11,151
General and Administrative	3,666	4,896
Other Asset Impairment	—	1,800
Loss on Fair Value Remeasurement of Contingent Consideration	234	1,519
Total Operating Expenses	15,595	19,366

Operating Loss	(12,867)	(17,941)
Investment and Other Income, Net	242	702
Net Loss	$(12,625)	$(17,239)

Basic and Diluted Net Loss Per Common Share	$(0.73)	$(1.40)

Shares Used in Calculating Basic and Diluted Net Loss Per Share	17,406	12,297

COMPREHENSIVE LOSS:
Net Loss	$(12,625)	$(17,239)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Marketable Securities	(22)	19
Comprehensive Loss	$(12,647)	$(17,220)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash Flows From Operating Activities:
Net Loss	$(12,625)	$(17,239)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,165	1,352
Amortization and Premium of Marketable Securities, Net	(63)	(345)
Loss on Sale or Disposal of Assets	—	25
Other Asset Impairment	—	1,800
Loss on Fair Value Remeasurement of Contingent Consideration	234	1,519
Stock-Based Compensation Expense	687	1,693
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	(93)	855
Prepaid and Other Current Assets	206	299
Accounts Payable and Accrued Expenses	(853)	(1,455)
Other Liabilities	(768)	(1,737)
Net Cash Used in Operating Activities	(12,110)	(13,233)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	22,200	37,886
Purchases of Marketable Securities	—	(21,404)
Acquisition of Property and Equipment	(235)	(186)
Net Cash Provided by Investing Activities	21,965	16,296

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	1,613	4,151
Proceeds from Issuance of Stock from Employee Benefit Plans	24	9
Net Cash Provided by Financing Activities	1,637	4,160

Net Increase in Cash and Cash Equivalents	11,492	7,223
Cash and Cash Equivalents at Beginning of Period	11,232	24,310
Cash and Cash Equivalents at End of Period	$22,724	$31,533

Non-cash Investing Activities
Accrued construction in progress	$462	$65

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2020.

Under U.S. GAAP, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2020, the Company had cash, cash equivalents and marketable securities of $53.7 million. The Company has had recurring losses and incurred a loss of $12.6 million for the three months ended March 31, 2020. Net cash used in operations for the three months ended March 31, 2020 was $12.1 million. As of May 6, 2020, the date of issuance of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $53.7 million as of March 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2021. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations. The Company has generated no product revenue to date and cannot predict when and if it will generate product revenue. The Company has had recurring losses and anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of product candidates, conducting preclinical studies and clinical trials, facilities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued.

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

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. COVID-19 has had a more severe impact in New Jersey, Massachusetts and Connecticut, where the Company has office, research and manufacturing facilities, than in other parts of the United States. In an effort to halt the outbreak of COVID-19, various states, including New Jersey, Massachusetts and Connecticut, have placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. To date, the Company has not experienced significant delays or disruptions in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our Intangible (IPR&D) assets which amounted to $48.7 million at March 31, 2020.

(2) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as it relates to the adoption of new accounting standards during the first three months of 2020 as discussed below.

Newly Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted a new accounting standard that modifies certain disclosure requirements for fair value measurements. For instance, the Company is required to disclose weighted average information for significant unobservable inputs for all Level 3 fair value measurements. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 3 for the disclosures related to the Company’s level 3 fair value measurements.

On January 1, 2020, the Company adopted a new accounting standard that clarifies the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The amendments clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. The adoption of this standard did not have a material impact on our consolidated financial statements, as we have no arrangements within the scope of ASC 808.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of March 31, 2020	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$15,396	—	$15,396	—
Marketable securities	30,998	—	30,998	—
	$46,394	—	$46,394	—
Liabilities:
Kolltan acquisition contingent consideration	$12,719	—	—	$12,719
	$12,719	—	—	$12,719

	As of December 31, 2019	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$4,024	—	$4,024	—
Marketable securities	53,151	—	53,151	—
	$57,175	—	$57,175	—
Liabilities:
Kolltan acquisition contingent consideration	$12,485	—	—	$12,485
	$12,485	—	—	$12,485

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2020 (in thousands):

Other Liabilities: Contingent Consideration
Balance at December 31, 2019	$12,485
Fair value adjustments included in operating expenses	234
Balance at March 31, 2020	$12,719

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of March 31, 2020, the weighted average discount rate used in calculating the fair value of contingent consideration was 16.5% (with a range of 16.3% to 18.9%) and the weighted average amount of time until the conditions of the milestone payments are met was 3 years.

During the three months ended March 31, 2020, the Company recorded a $0.2 million loss on fair value remeasurement of contingent consideration, respectively, primarily due to the passage of time. During the three months ended March 31, 2019, the Company recorded a $1.5 million loss on fair value remeasurement of contingent consideration, primarily due to changes in discount rates and the passage of time. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the three months ended March 31, 2020.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2020
U.S. government and municipal obligations (maturing in one year or less)	$10,538	$16	$—	$10,554
Corporate debt securities (maturing in one year or less)	20,459	—	(15)	20,444
Total Marketable Securities	$30,997	$16	$(15)	$30,998

December 31, 2019
U.S. government and municipal obligations (maturing in one year or less)	$18,509	$13	$—	$18,522
Corporate debt securities (maturing in one year or less)	34,619	13	(3)	34,629
Total Marketable Securities	$53,128	$26	$(3)	$53,151

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of March 31, 2020 and December 31, 2019. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.2 million in accrued interest at March 31, 2020 and December 31, 2019.

(5)  Intangible Assets

At March 31, 2020 and 2019, the Company recorded indefinite-lived intangible assets of $48.7 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of CDX-3379, the anti-KIT program (including CDX-0159) and the TAM program. CDX-3379 is in Phase 2 development, CDX-0159 is in Phase 1 development, and the TAM program is in preclinical development. As of March 31, 2020, none of the Company’s IPR&D assets had reached technological feasibility nor did any have alternative future uses.

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

(6) Other Assets

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

(7) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 12)	$3,007	$3,007
Deferred Income From Sale of Tax Benefits	1,831	1,831
Contingent Milestones (Note 3)	12,719	12,485
Deferred Revenue (Note 11)	199	254
Total	17,756	17,577
Less Current Portion	(1,993)	(2,026)
Long-Term Portion	$15,763	$15,551

In November 2015, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million to an independent third party for $9.2 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.2 million in other income related to the sale of these tax benefits during the three months ended March 31, 2020 and 2019, respectively.

(8) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. In March 2020, the Company filed a prospectus supplement for the amount of shares that the Company is eligible to sell pursuant to the Cantor Agreement. Under the March 2020 prospectus supplement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $18,000,000. During the three months ended March 31, 2020, the Company issued 0.7 million shares of common stock pursuant to the Cantor Agreement resulting in net proceeds of $1.6 million after deducting commission and offering expenses. At March 31, 2020, the Company had $17.9 million remaining in aggregate gross offering price available under the March 2020 prospectus supplement. In April 2020, the Company issued 1.2 million shares of its common stock resulting in net proceeds to the Company of $2.9 million.

The changes in Stockholders’ Equity during the three months ended March 31, 2020 and 2019 are summarized below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2019	16,972,077	17	1,104,706	2,619	(1,013,316)	94,026
Shares Issued under Stock Option and Employee Stock Purchase Plans	12,573	—	24	—	—	24
Shares Issued in Connection with Cantor Agreement	746,152	1	1,613	—	—	1,614
Share-Based Compensation	—	—	686	—	—	686
Unrealized Loss on Marketable Securities	—	—	—	(22)	—	(22)
Net Loss	—	—	—	—	(12,625)	(12,625)
Consolidated Balance at March 31, 2020	17,730,802	$18	$1,107,029	$2,597	$(1,025,941)	$83,703

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2018	11,957,635	12	1,083,903	2,583	(962,438)	124,060
Shares Issued under Stock Option and Employee Stock Purchase Plans	3,507	—	9	—	—	9
Shares Issued in Connection with Cantor Agreement	883,569	1	4,150	—	—	4,151
Share-Based Compensation	—	—	1,693	—	—	1,693
Unrealized Loss on Marketable Securities	—	—	—	19	—	19
Net Loss	—	—	—	—	(17,239)	(17,239)
Consolidated Balance at March 31, 2019	12,844,711	$13	$1,089,755	$2,602	$(979,677)	$112,693

(9)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2019	1,699,202	$44.87	8.0
Granted	2,750	$1.66
Exercised	—	—
Canceled	(43,811)	$50.59
Options Outstanding at March 31, 2020	1,658,141	$44.65	7.8
Options Vested and Expected to Vest at March 31, 2020	1,585,639	$46.50	7.8
Options Exercisable at March 31, 2020	576,042	$118.98	5.6
Shares Available for Grant Under the 2008 Plan	465,324

The weighted average grant-date fair value of stock options granted during the three month period ended March 31, 2020 was $1.23. Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was recorded as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Research and development	$310	$756
General and administrative	377	937
Total stock-based compensation expense	$687	$1,693

The fair values of employee and director stock options granted during the three months ended March 31, 2020 and 2019 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2020	2019
Expected stock price volatility	91%	91%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	0.6%	2.5%
Expected dividend yield	None	None

(10) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2020 are summarized below:

	Unrealized Gain/(Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2019	$23	$2,596	$2,619
Other comprehensive loss	(22)	—	(22)
Balance at March 31, 2020	$1	$2,596	$2,597

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2020.

(11)  Revenue

Product Development and Licensing Revenue

The Company entered into an agreement with Rockefeller University in September 2013, as amended, (the “Rockefeller Agreement”) pursuant to which the Company performs manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). Pursuant to the Rockefeller Agreement, the Company received an upfront payment of $1.8 million as a result of the Rockefeller Transaction which was recorded to revenue during the three months ended March 31, 2020. The Company is eligible to receive additional payments from Rockefeller University if this portfolio progresses through clinical and commercial development.

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and an agreement with Duke University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis. The Company recognized $0.4 million and $1.2 million in revenue for labor hours and direct costs incurred under these agreements during the three months ended March 31, 2020 and 2019, respectively.

Contract Assets and Liabilities

At December 31, 2019 and March 31, 2020, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2019 and March 31, 2020, the Company had $0.3 million and $0.2 million in contract liabilities recorded, respectively. Revenue recognized from contract liabilities as of December 31, 2019 during the three months ended March 31, 2020 was $0.1 million.

(12)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2020 and December 31, 2019.

The net deferred tax liability of $3.0 million at March 31, 2020 and December 31, 2019 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Three Months Ended March 31,
	2020	2019
Stock Options	1,658,141	836,104
Restricted Stock	1,110	3,552
	1,659,251	839,656

(14) Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan Pharmaceuticals, Inc. (“Kolltan”), a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The Kolltan Milestone payments, if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Merger Agreement. Certain Kolltan Milestones have been abandoned consistent with the provisions of the Merger Agreement and, because of this, as of March 31, 2020, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $127.5 million contingent upon the achievement of the Kolltan Milestones.

In October 2019, the Company received a letter from the representative of Kolltan’s former stockholders notifying the Company that it objected to the Company’s abandonment of certain Kolltan Milestones relating to development, regulatory approval and sales-based milestones. The Company disagrees with their objection and believes their objection to be without merit. The Company is discussing with the representative of Kolltan’s former stockholders potential amendments to the Merger Agreement with respect to the Kolltan Milestones. There can be no assurances that an amendment to the Merger Agreement will be completed on terms acceptable to the Company or at all. At this time, the Company is unable to reasonably assess the ultimate outcome of the Company’s disagreement with the representative of Kolltan’s former stockholders over its objection to the Company’s abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our dependence on product candidates, which are still in an early development stage;

•	our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;

•	our ability to raise sufficient capital to fund our animal, preclinical and clinical studies and to meet our liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

•	our ability to continue as a going concern;

•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	The impact of the recent outbreak of a novel strain of coronavirus (“COVID-19”) on our business or on the economy generally;

•	Whether the recent coronavirus outbreak will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;

•	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;

•	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;

•	the cost, timing, scope and results of ongoing preclinical and clinical testing;

•	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

•	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;

•	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

•	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

•	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

•	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted immunotherapeutics;

•	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan, including under any future amendment to that agreement;

•	our ability to realize the anticipated benefits from the acquisition of Kolltan;

•	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;

•	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and

•	the risk factors set forth elsewhere in this quarterly report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and other reports that we file with the Securities and Exchange Commission.

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

We are focusing our efforts and resources on the continued research and development of:

•	CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied as a single-agent and in combination with CDX-301, a dendritic cell growth factor. Dose escalation was recently completed in a Phase 1 study in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination with CDX-301. Celldex has initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab). The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.

•	CDX-3379, a monoclonal antibody designed to block the activity of ErbB3 (HER3), currently in an early Phase 2 study in advanced head and neck squamous cell cancer in combination with Erbitux®;

•	CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which recently completed enrollment and treatment of healthy subjects in a Phase 1a study. We plan to study CDX-0159 in mast cell driven diseases, including, initially, chronic spontaneous urticaria (CSU) and chronic inducible urticarias (CINDUs); and,

•	CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we are planning a Phase 1 study in advanced solid tumors.

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

During the past five years through December 31, 2019, we incurred an aggregate of $408.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2020 and 2019. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In thousands)
CDX-1140	$3,136	$1,573
CDX-3379	813	1,161
CDX-0159/Anti-KIT Program	1,246	1,143
CDX-527	2,924	1,082
TAM Program	811	1,336
Other Programs	2,765	4,856
Total R&D Expense	$11,695	$11,151

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

Interim data from this ongoing study were presented at the Society for Immunotherapy of Cancer’s (SITC) 34th Annual Meeting in November 2019. CDX-1140 monotherapy dose escalation in the study is complete and the maximum tolerated dose and recommended Phase 2 dose was defined as 1.5 mg/kg every four weeks. CDX-1140 monotherapy and combination with CDX-301 was generally well tolerated, with mostly grade 1 or grade 2 drug related adverse events reported. Two patients out of six experienced pneumonitis as dose limiting toxicities (DLTs) in the CDX-1140 3.0 mg/kg monotherapy cohort. There were no DLTs observed in the CDX-301 combination cohorts up to 0.72 mg/kg CDX-1140. A cohort of CDX-1140 at 1.5 mg/kg plus CDX-301, which was ongoing at the time of data release, has subsequently completed dose escalation with no DLTs observed; therefore, the recommended dose of CDX-1140 in combination with CDX-301 is 1.5mg/kg.

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

CDX-1140 monotherapy expansion cohorts in HNSCC, renal cell carcinoma and gastroesophageal adenocarcinoma have been added to the study, along with a combination cohort of CDX-1140 and CDX-301 in HNSCC. In addition, we have amended the ongoing Phase 1 study to evaluate CDX-1140 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, under a clinical trial collaboration agreement with Merck (known as MSD outside of the U.S. and Canada). The cohort is designed to characterize the safety, pharmacodynamics and activity of CDX-1140 in combination with pembrolizumab in patients refractory to PD1/PDL1 treatment. Enrollment is ongoing. The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.

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

We recently completed enrollment and treatment of healthy subjects in the Phase 1a study of CDX-0159. The study, which was initiated in November 2019, is designed to evaluate the safety profile, pharmacokinetics and pharmacodynamics of single ascending doses of CDX-0159. Based on positive results to date, we plan to initiate studies of CDX-0159 in CSU and CINDU, both mast cell-related diseases, by year-end 2020. CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for more effective later line therapies. CINDUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. We are exploring cold-induced and dermographism-induced (scratching of the skin-induced) urticarias.

We plan to present data from the Phase 1a study mid-year 2020.

CDX-527

CDX-527 is the first candidate from Celldex’s bispecific antibody platform. Bispecifics provide opportunities to engage two independent pathways involved in controlling immune responses to tumors. CDX-527 uses Celldex’s proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway to help prime and activate anti-tumor T cell responses through CD27 costimulation, while preventing PD-1 inhibitory signals that subvert the immune response.

Celldex’s prior clinical experience with combining CD27 activation and PD-1 blockade provide the rationale for linking these two pathways into one molecule. Preclinical data presented at the SITC 34th Annual Meeting in November 2019 demonstrated that CDX-527 is more potent at T cell activation and anti-tumor immunity than the combination of parental monoclonal antibodies.

Celldex plans to initiate a Phase 1 dose-escalation study in up to 90 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy in the second half of 2020, followed by tumor-specific expansion cohorts to further evaluate the tolerability, biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types.

CRITICAL ACCOUNTING POLICIES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2020	2019	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$2,286	$129	$2,157	1,672%
Contracts and Grants	442	1,296	(854)	(66)%
Total Revenue	$2,728	$1,425	$1,303	91%
Operating Expenses:
Research and Development	11,695	11,151	544	5%
General and Administrative	3,666	4,896	(1,230)	(25)%
Other Asset Impairment	—	1,800	(1,800)	(100)%
Loss on Fair Value Remeasurement of Contingent Consideration	234	1,519	(1,285)	(85)%
Total Operating Expense	15,595	19,366	(3,771)	(19)%
Operating Loss	(12,867)	(17,941)	(5,074)	(28)%
Investment and Other Income, Net	242	702	(460)	(66)%
Net Loss	$(12,625)	$(17,239)	$(4,614)	(27)%

Net Loss

The $4.6 million decrease in net loss for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily the result of an increase in revenue from product development and licensing agreements and a decrease in non-cash other asset impairment expense.

Revenue

The $2.2 million increase in product development and licensing agreements revenue for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to the $1.8 million received from the Rockefeller Transaction. The $0.9 million decrease in contracts and grants revenue for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily related to a decrease in services performed under our manufacturing and research and development agreement with Duke University. We expect revenue to decrease over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended March 31		Increase/ (Decrease)
	2020	2019	$	%
	(In thousands)
Personnel	$5,616	$5,753	$(137)	(2)%
Laboratory Supplies	1,460	796	664	83%
Facility	1,730	1,897	(167)	(9)%
Product Development	1,806	1,695	111	7%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.1 million decrease in personnel expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower stock-based compensation expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.7 million increase in laboratory supply expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.2 million decrease in facility expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower depreciation expense. We expect facility expenses to decrease over the next twelve months as a result of our decision to consolidate our Massachusetts lab and manufacturing facilities. The lease in Needham, MA will not be renewed and most functions and employees will be integrated into our Fall River, MA facility during the second quarter of 2020.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.1 million increase in product development expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to an increase in clinical trial expenses of $0.5 million, partially offset by a decrease in contract research expenses of $0.4 million. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.2 million decrease in general and administrative expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower stock-based compensation expense and lower professional service expenses. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Other Asset Impairment

We concluded that the Company’s investment in an undisclosed private company was impaired as a result of a deterioration in the private company’s financial condition and recorded a non-cash impairment charge of $1.8 million during the first quarter of 2019.

Gain on Fair Value Remeasurement of Contingent Consideration

The $0.2 million loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2020 was primarily due to the passage of time. The $1.5 million loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2019 was primarily due to changes in discount rates and the passage of time.

Investment and Other Income, Net

The $0.5 million decrease in investment and other income, net for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower levels of cash and investment balances and lower other income related to our sale of New Jersey tax benefits. We anticipate investment income to decrease over the next twelve months due to lower levels of cash and investment balances.

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

At March 31, 2020, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $53.7 million. We have had recurring losses and incurred a loss of $12.6 million for the three months ended March 31, 2020. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. In accordance with U.S. GAAP, we have determined that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 1 to the unaudited consolidated financial statements for further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

During the next twelve months, we will take further steps to raise additional capital to meet our liquidity needs including, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of future contingent milestones from the Kolltan acquisition, in the event that we achieve the drug candidate milestones related to those payments. We may decide to pay those milestone payments in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

Net cash used in operating activities was $12.1 million for the three months ended March 31, 2020 as compared to $13.2 million for the three months ended March 31, 2019. The decrease in net cash used in operating activities was primarily due to a decrease in general and administrative expenses and an increase in cash received related to product development and licensing agreements. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $22.0 million for the three months ended March 31, 2020 as compared to $16.3 million for the three months ended March 31, 2019. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities for the three months ended March 31, 2020 of $22.2 million as compared to $16.5 million for the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2020 as compared to $4.2 million for the three months ended March 31, 2019. Net proceeds from stock issuances pursuant to employee benefit plans were $0.0 million during the three months ended March 31, 2020 and March 31, 2019.

In March 2020, we filed a prospectus supplement for the amount of shares that we are eligible to sell pursuant to the Cantor Agreement.. Under the March 2020 prospectus supplement, we may offer and sell shares of common stock having an aggregate offering price of up to $18,000,000. During the three months ended March 31, 2020, we issued 0.7 million shares of common stock under our Cantor agreement resulting in net proceeds of $1.6 million after deducting commission and offering expenses. At March 31, 2020, we had $17.9 million remaining in aggregate gross offering price available under the March 2020 prospectus supplement. In April 2020, we issued 1.2 million shares of its common stock resulting in net proceeds to us of $2.9 million.

Aggregate Contractual Obligations

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on March 26, 2020 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2020 due to the short-term maturities of these instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2020, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 6, 2020	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 6, 2020	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

