Form 10-Q
period 2020-06-30
Celldex Therapeutics, Inc.
filed 2020-08-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 39,126,448 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$68,027	$11,232
Marketable Securities	138,888	53,151
Accounts and Other Receivables	329	1,015
Prepaid and Other Current Assets	1,748	1,300
Total Current Assets	208,992	66,698
Property and Equipment, Net	4,044	4,031
Operating Lease Right-of-Use Assets, Net	3,134	3,473
Intangible Assets, Net	45,190	48,690
Other Assets	41	41
Total Assets	$261,401	$122,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$950	$1,174
Accrued Expenses	6,467	6,499
Current Portion of Operating Lease Liabilities	1,320	1,944
Current Portion of Other Long-Term Liabilities	2,104	2,026
Total Current Liabilities	10,841	11,643
Long-Term Portion of Operating Lease Liabilities	1,720	1,713
Other Long-Term Liabilities	10,396	15,551
Total Liabilities	22,957	28,907
Commitments and Contingent Liabilities
Stockholders’ Equity:
Convertible Preferred Stock, $.01 Par Value; 3,000,000 Shares Authorized; No Shares Issued and Outstanding at June 30, 2020 and December 31, 2019	—	—
Common Stock, $.001 Par Value; 297,000,000 Shares Authorized; 39,093,868 and 16,972,077 Shares Issued and Outstanding at June 30, 2020 and December 31, 2019, Respectively	39	17
Additional Paid-In Capital	1,272,783	1,104,706
Accumulated Other Comprehensive Income	2,594	2,619
Accumulated Deficit	(1,036,972)	(1,013,316)
Total Stockholders’ Equity	238,444	94,026
Total Liabilities and Stockholders’ Equity	$261,401	$122,933

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
REVENUES:
Product Development and Licensing Agreements	$—	$195	$2,285	$325
Contracts and Grants	236	520	680	1,815
Total Revenues	236	715	2,965	2,140

OPERATING EXPENSES:
Research and Development	9,705	10,081	21,400	21,232
General and Administrative	3,528	3,908	7,194	8,804
Intangible Asset Impairment	3,500	—	3,500	—
Other Asset Impairment	—	—	—	1,800
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration	(5,132)	(1,017)	(4,898)	502
Total Operating Expenses	11,601	12,972	27,196	32,338

Operating Loss	(11,365)	(12,257)	(24,231)	(30,198)
Investment and Other Income, Net	106	478	347	1,180
Net Loss Before Income Tax Benefit	(11,259)	(11,779)	(23,884)	(29,018)
Income Tax Benefit	228	—	228	—
Net Loss	$(11,031)	$(11,779)	$(23,656)	$(29,018)

Basic and Diluted Net Loss Per Common Share	$(0.50)	$(0.84)	$(1.20)	$(2.21)

Shares Used in Calculating Basic and Diluted Net Loss Per Share	22,082	13,952	19,744	13,129

COMPREHENSIVE LOSS:
Net Loss	$(11,031)	$(11,779)	$(23,656)	$(29,018)
Other Comprehensive Income (Loss):
Unrealized (Loss) Gain on Marketable Securities	(3)	36	(25)	55
Comprehensive Loss	$(11,034)	$(11,743)	$(23,681)	$(28,963)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash Flows From Operating Activities:
Net Loss	$(23,656)	$(29,018)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,313	2,505
Amortization and Premium of Marketable Securities, Net	(335)	(652)
(Gain) Loss on Sale or Disposal of Assets	(20)	7
Intangible Asset Impairment	3,500	—
Other Asset Impairment	—	1,800
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration	(4,898)	502
Non-Cash Income Tax Benefit	(228)	—
Stock-Based Compensation Expense	1,408	3,157
Changes in Operating Assets and Liabilities:
Accounts and Other Receivables	686	1,992
Prepaid and Other Current Assets	(436)	(137)
Accounts Payable and Accrued Expenses	(254)	(1,598)
Other Liabilities	(1,412)	(2,833)
Net Cash Used in Operating Activities	(23,332)	(24,275)

Cash Flows From Investing Activities:
Sales and Maturities of Marketable Securities	47,000	67,386
Purchases of Marketable Securities	(132,439)	(58,565)
Acquisition of Property and Equipment	(1,145)	(484)
Proceeds from Sale or Disposal of Assets	20	—
Net Cash (Used in) Provided by Investing Activities	(86,564)	8,337

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuances	166,667	11,363
Proceeds from Issuance of Stock from Employee Benefit Plans	24	9
Issuance of Term Loan	2,962	—
Payment of Term Loan	(2,962)	—
Net Cash Provided by Financing Activities	166,691	11,372

Net Increase (Decrease) in Cash and Cash Equivalents	56,795	(4,566)
Cash and Cash Equivalents at Beginning of Period	11,232	24,310
Cash and Cash Equivalents at End of Period	$68,027	$19,744

Non-cash Investing Activities
Accrued construction in progress	$22	$55

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

At June 30, 2020, the Company had cash, cash equivalents and marketable securities of $206.9 million. The Company has had recurring losses and incurred a loss of $23.7 million for the six months ended June 30, 2020. Net cash used in operations for the six months ended June 30, 2020 was $23.3 million. The Company believes that the cash, cash equivalents and marketable securities at August 6, 2020 will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of contingent milestones from the Kolltan acquisition, in the event that the Company achieves the drug candidate milestones related to those payments. The Company, at its option, may decide to pay those milestone payments in cash, shares of its common stock or a combination thereof.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to hundreds of countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, various states, including New Jersey, Massachusetts and Connecticut, where the Company has office, research and manufacturing facilities, have placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. To date, the Company has not experienced significant delays or disruptions in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our Intangible (IPR&D) assets with a carrying value of $45.2 million at June 30, 2020.

(2) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as it relates to the adoption of new accounting standards during the first six months of 2020 as discussed below.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of June 30, 2020	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$54,597	—	$54,597	—
Marketable securities	138,888	—	138,888	—
	$193,485	—	$193,485	—
Liabilities:
Kolltan acquisition contingent consideration	$7,587	—	—	$7,587
	$7,587	—	—	$7,587

	As of December 31, 2019	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$4,024	—	$4,024	—
Marketable securities	53,151	—	53,151	—
	$57,175	—	$57,175	—
Liabilities:
Kolltan acquisition contingent consideration	$12,485	—	—	$12,485
	$12,485	—	—	$12,485

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2020 (in thousands):

Other Liabilities: Contingent Consideration
Balance at December 31, 2019	$12,485
Fair value adjustments included in operating expenses	(4,898)
Balance at June 30, 2020	$7,587

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of June 30, 2020, the weighted average discount rate used in calculating the fair value of contingent consideration was 11.6% (with a range of 11.5% to 12.2%) and the weighted average amount of time until the conditions of the milestone payments are met was 3 years.

During the three and six months ended June 30, 2020, the Company recorded a $5.1 million and $4.9 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program and the passage of time. During the three and six months ended June 30, 2019, the Company recorded a $1.0 million gain and $0.5 million loss on fair value remeasurement of contingent consideration, respectively, primarily due to changes in discount rates and the passage of time. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the six months ended June 30, 2020.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2020
U.S. government and municipal obligations (maturing in one year or less)	$79,937	$—	$—	$79,937
Corporate debt securities (maturing in one year or less)	58,954	10	(13)	58,951
Total Marketable Securities	$138,891	$10	$(13)	$138,888

December 31, 2019
U.S. government and municipal obligations (maturing in one year or less)	$18,509	$13	$—	$18,522
Corporate debt securities (maturing in one year or less)	34,619	13	(3)	34,629
Total Marketable Securities	$53,128	$26	$(3)	$53,151

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of June 30, 2020 and December 31, 2019. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.2 million in accrued interest at June 30, 2020 and December 31, 2019.

(5)  Intangible Assets

At June 30, 2020 and December 31, 2019, the Company recorded indefinite-lived intangible assets of $45.2 million and $48.7 million, respectively. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of CDX-3379, the anti-KIT program (including CDX-0159) and the TAM program. The Company evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program. The Company concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded for the three months ended June 30, 2020. CDX-0159 is in Phase 1 development and the TAM program is in preclinical development. As of June 30, 2020, none of the Company’s IPR&D assets had reached technological feasibility nor did any have alternative future uses.

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

(6) Other Assets

In 2016, the Company entered into a research and collaboration agreement with an undisclosed private company to access novel technologies and paid $3.5 million to support research activities and make an investment in the private company. The Company recorded $1.8 million to other assets related to this investment and $1.7 million was recorded to research and development expense over the term of the research activities. The stock of the private company does not have a readily determinable fair value, and therefore it is measured at cost less impairment, if any. Based on information received in April 2019, it was determined that there was a deterioration of the private company’s financial condition due to a working capital deficiency and an inability to secure additional funding as of March 31, 2019. Therefore, the Company concluded that the investment was impaired, and a non-cash impairment charge of $1.8 million was recorded during the first quarter of 2019. The Company assesses the private company’s financial condition on a quarterly basis. There was no change in the value of the investment during the six months ended June 30, 2020.

(7) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Net Deferred Tax Liabilities Related to IPR&D (Note 12)	$2,779	$3,007
Deferred Income From Sale of Tax Benefits	1,831	1,831
Contingent Milestones (Note 3)	7,587	12,485
Deferred Revenue (Note 11)	303	254
Total	12,500	17,577
Less Current Portion	(2,104)	(2,026)
Long-Term Portion	$10,396	$15,551

In November 2015, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million to an independent third party for $9.2 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million in other income related to the sale of these tax benefits during the three and six months ended June 30, 2020 and $0.0 million and $0.2 million during the three and six months ended June 30, 2019, respectively.

(8) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. During the six months ended June 30, 2020, the Company issued 6.7 million shares of common stock pursuant to the Cantor Agreement resulting in net proceeds of $25.3 million after deducting commission and offering expenses. At June 30, 2020, the Company had $18.3 million remaining in aggregate gross offering price available under a prospectus supplement filed pursuant to the agreement.

During the three months ended June 30, 2020, the Company issued 15,384,614 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $141.4 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and six months ended June 30, 2020 and 2019 are summarized below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026
Shares Issued under Stock Option and Employee Stock Purchase Plans	12,573	—	24	—	—	24
Shares Issued in Connection with Cantor Agreement	746,152	1	1,613	—	—	1,614
Share-Based Compensation	—	—	686	—	—	686
Unrealized Loss on Marketable Securities	—	—	—	(22)	—	(22)
Net Loss	—	—	—	—	(12,625)	(12,625)
Consolidated Balance at March 31, 2020	17,730,802	$18	$1,107,029	$2,597	$(1,025,941)	$83,703
Shares Issued in Connection with Cantor Agreement	5,978,452	6	23,686	—	—	23,692
Shares Issued in Underwritten Offering	15,384,614	15	141,346	—	—	141,361
Share-Based Compensation	—	—	722	—	—	722
Unrealized Loss on Marketable Securities	—	—	—	(3)	—	(3)
Net Loss	—	—	—	—	(11,031)	(11,031)
Consolidated Balance at June 30, 2020	39,093,868	$39	$1,272,783	$2,594	$(1,036,972)	$238,444

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share amounts)
Consolidated Balance at December 31, 2018	11,957,635	$12	$1,083,903	$2,583	$(962,438)	$124,060
Shares Issued under Stock Option and Employee Stock Purchase Plans	3,507	—	9	—	—	9
Shares Issued in Connection with Cantor Agreement	883,569	1	4,150	—	—	4,151
Share-Based Compensation	—	—	1,693	—	—	1,693
Unrealized Gain on Marketable Securities	—	—	—	19	—	19
Net Loss	—	—	—	—	(17,239)	(17,239)
Consolidated Balance at March 31, 2019	12,844,711	$13	$1,089,755	$2,602	$(979,677)	$112,693
Shares Cancelled under Stock Option and Employee Stock Purchase Plans	(222)	—	—	—	—	—
Shares Issued in Connection with Cantor Agreement	1,972,428	2	7,210	—	—	7,212
Share-Based Compensation	—	—	1,464	—	—	1,464
Unrealized Gain on Marketable Securities	—	—	—	36	—	36
Net Loss	—	—	—	—	(11,779)	(11,779)
Consolidated Balance at June 30, 2019	14,816,917	$15	$1,098,429	$2,638	$(991,456)	$109,626

(9)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at December 31, 2019	1,699,202	$44.87	8.0
Granted	1,439,175	$10.36
Exercised	—	—
Canceled	(53,090)	$46.03
Options Outstanding at June 30, 2020	3,085,287	$28.76	8.69
Options Vested and Expected to Vest at June 30, 2020	2,875,684	$30.23	8.62
Options Exercisable at June 30, 2020	821,537	$84.93	6.39
Shares Available for Grant Under the 2008 Plan	938,178

The weighted average grant-date fair value of stock options granted during the three and six month period ended June 30, 2020 was $7.96 and $7.95, respectively. Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$342	$654	$652	$1,410
General and administrative	380	810	756	1,747
Total stock-based compensation expense	$722	$1,464	$1,408	$3,157

The fair values of employee and director stock options granted during the three and six months ended June 30, 2020 and 2019 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Expected stock price volatility	97%	91%	91 – 97%	91%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	0.5%	1.9 – 2.4%	0.5 – 0.6%	1.9 – 2.5%
Expected dividend yield	None	None	None	None

(10) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2020 are summarized below:

	Unrealized Gain/(Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2019	$23	$2,596	$2,619
Other comprehensive loss	(25)	—	(25)
Balance at June 30, 2020	$(2)	$2,596	$2,594

No amounts were reclassified out of accumulated other comprehensive income during the six months ended June 30, 2020.

(11)  Revenue

Product Development and Licensing Revenue

The Company entered into an agreement with Rockefeller University in September 2013, as amended, (the “Rockefeller Agreement”) pursuant to which the Company performs manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). Pursuant to the Rockefeller Agreement, the Company received an upfront payment of $1.8 million as a result of the Rockefeller Transaction which was recorded to revenue during the first quarter of 2020. The Company is eligible to receive additional payments from Rockefeller University if this portfolio progresses through clinical and commercial development.

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and an agreement with Duke University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.2 million and $0.5 million in revenue under these agreements during the three and six months ended June 30, 2020, respectively, and $0.4 million and $1.5 million during the three and six months ended June 30, 2019, respectively.

Contract Assets and Liabilities

At December 31, 2019 and June 30, 2020, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2019 and June 30, 2020, the Company had $0.3 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2019 during the three and six months ended June 30, 2020 was $0.0 million and $0.1 million, respectively.

(12)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of June 30, 2020 and December 31, 2019.

The net deferred tax liability of $2.8 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes. During the quarter ended June 30, 2020, a $0.2 million non-cash income tax benefit was recorded related to the impairment of the CDX-3379 IPR&D asset.

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

	Six Months Ended June 30,
	2020	2019
Stock Options	3,085,287	1,690,074
Restricted Stock	—	1,110
	3,085,287	1,691,184

(14) Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan Pharmaceuticals, Inc. (“Kolltan”), a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The Kolltan Milestone payments, if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Merger Agreement. Certain Kolltan Milestones have been abandoned consistent with the provisions of the Merger Agreement and, because of this, as of June 30, 2020, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones.

In October 2019, the Company received a letter from the representative of Kolltan’s former stockholders notifying the Company that it objected to the Company’s abandonment of certain Kolltan Milestones relating to development, regulatory approval and sales-based milestones. The Company disagrees with their objection and believes their objection to be without merit. The Company is continuting to discuss with the representative of Kolltan’s former stockholders potential amendments to the Merger Agreement with respect to the Kolltan Milestones. There can be no assurances that an amendment to the Merger Agreement will be completed on terms acceptable to the Company or at all. At this time, the Company is unable to reasonably assess the ultimate outcome of the Company’s disagreement with the representative of Kolltan’s former stockholders over its objection to the Company’s abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our dependence on product candidates, which are still in an early development stage;

•	our ability to successfully complete research and further development, including animal, preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;

•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	The impact of the recent outbreak of a novel strain of coronavirus on our business or on the economy generally;

•	Whether the recent coronavirus outbreak will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;

•	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;

•	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;

•	the cost, timing, scope and results of ongoing preclinical and clinical testing;

•	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

•	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;

•	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

•	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

•	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

•	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted immunotherapeutics;

•	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan, including under any future amendment to that agreement;

•	our ability to realize the anticipated benefits from the acquisition of Kolltan;

•	our ability to raise sufficient capital to fund our animal, preclinical and clinical studies and to meet our liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

•	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;

•	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and

•	the risk factors set forth elsewhere in this quarterly report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and other reports that we file with the Securities and Exchange Commission.

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

We are focusing our efforts and resources on the continued research and development of:

•	CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which recently completed a Phase 1a study in healthy subjects. We plan to study CDX-0159 in mast cell driven diseases, including, initially, initiating Phase 1b studies in chronic spontaneous urticaria (CSU) and chronic inducible urticarias (CIndUs) this fall; and,

•	CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied as a single-agent and in combination with CDX-301, a dendritic cell growth factor. Dose escalation was completed in a Phase 1 study in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination with CDX-301. Celldex has initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD1/PDL1 treatment and plans to initiate a combination cohort with standard of care chemotherapy in patients with untreated metastatic pancreatic cancer later this year. The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140;

•	CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we plan to initiate a Phase 1 study in advanced solid tumors later this year.

We are discontinuing development of CDX-3379, an ErbB3 inhibitor, and directing the resources allocated to this program to expanded development of CDX-0159 and other assets in our pipeline. CDX-3379 was in an exploratory study designed to evaluate of the utility of biomarkers for patient selection in the treatment of cetuximab-refractory head and neck squamous cell carcinoma.

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

During the past five years through December 31, 2019, we incurred an aggregate of $408.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2020 and 2019. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(In thousands)
CDX-0159/Anti-KIT Program	$2,896	$1,974
CDX-1140	5,069	3,195
CDX-527	5,891	3,412
TAM Program	1,192	2,571
Other Programs	6,352	10,080
Total R&D Expense	$21,400	$21,232

Clinical Development Programs

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

 We recently completed a randomized, double-blind, placebo-controlled, single ascending dose escalation Phase 1a study of CDX-0159 in healthy subjects (n=32; 8 subjects per cohort, 6 CDX-0159; 2 placebo). Subjects received a single intravenous infusion of CDX-0159 at 0.3, 1.0, 3.0, or 9.0 mg/kg or placebo. The objectives of the study included safety and tolerability, pharmacokinetics (PK) and pharmacodynamics (tryptase and stem cell factor) and immunogenicity. Tryptase is an enzyme synthesized and secreted almost exclusively by mast cells and decreases in plasma tryptase levels are believed to reflect a systemic reduction in mast cell burden in both healthy volunteers and in disease. Data from the study were featured in a late breaking presentation at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress 2020 in June. CDX-0159 demonstrated a favorable safety profile as well as profound and durable reductions of plasma tryptase, consistent with systemic mast cell suppression.

•	Most common adverse events were mild infusion-related reactions, all of which spontaneously resolved without intervention. Mild and asymptomatic decreases in neutrophil and white blood cell count were observed in laboratory testing.

•	A single dose of CDX-0159 suppressed plasma tryptase levels in a dose-dependent manner, indicative of systemic mast cell suppression. Tryptase suppression below the level of detection was observed after a single 1.0 mg/kg dose and was maintained for more than 2 months at single doses of both 3.0 and 9.0 mg/kg of CDX-0159. A subset of subjects from the 3mg/kg and 9 mg/kg cohorts agreed to continued follow up for tryptase suppression which remained below the level of detection for over 3 months (14 weeks) in 50% of subjects and over 4 months (18 weeks) in all subjects, respectively.

•	Dose dependent increases in plasma stem cell factor mirror decreases in tryptase, consistent with allosteric blockade of stem cell factor to KIT and demonstrate complete target engagement in vivo.

•	Long serum half-life and non-immunogenic profile support a convenient dosing schedule.

•	Enhanced PK profile and durable tryptase suppression at low doses support re-formulation for sub-cutaneous administration.

These data support expansion of the CDX-0159 program into mast cell driven diseases, including initially studies in forms of chronic urticaria (CU) given the central role mast cells are known to play in the etiology of CU. Celldex plans to initiate Phase 1b studies of CDX-0159 this fall in patients with chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. The prevalence of CSU and CIndU is approximately 0.5-1% of the total population or up to 1 to 3 million patients in the United States alone (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for additional therapies. CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. Celldex is exploring cold-induced and dermographism (scratch-induced) urticarias. Celldex is also exploring additional mast cell driven diseases for future development.

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

CDX-1140 monotherapy expansion cohorts in HNSCC, renal cell carcinoma and gastroesophageal adenocarcinoma have been added to the study, along with a combination cohort of CDX-1140 and CDX-301 in HNSCC. In addition, we have prioritized a cohort to evaluate CDX-1140 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, under a clinical trial collaboration agreement with Merck (known as MSD outside of the U.S. and Canada). The cohort is designed to characterize the safety, pharmacodynamics and activity of CDX-1140 in combination with pembrolizumab in patients refractory to PD1/PDL1 treatment. Enrollment is ongoing. We also plan to initiate a cohort in combination with standard of care chemotherapy in patients with previously untreated metastatic pancreatic cancer later this year. The Company is exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.

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

Later this year, Celldex plans to initiate a Phase 1 dose-escalation study in up to ~90 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase and to recommend a dose level for further study in the subsequent expansion phase. The expansion is designed to further evaluate the tolerability, biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types.

CDX-3379

CDX-3379 is a human monoclonal antibody with half-life extension designed to block the activity of ErbB3 (HER3). We believe ErbB3 may be an important receptor regulating cancer cell growth and survival as well as resistance to targeted therapies. ErbB3 is expressed in many cancers, including head and neck, thyroid, breast, lung and gastric cancers, as well as melanoma. CDX-3379 was recently evaluated in a Phase 2 open-label exploratory study in combination with Erbitux in patients with human papillomavirus (HPV) negative, Erbitux-resistant, advanced HNSCC who have previously been treated with an anti-PD1 checkpoint inhibitor, a population with limited options and a particularly poor prognosis.

The study was initially designed as a Simon two-stage design with an interim futility analysis following enrollment of the first 13 patients. According to the study design, if at least one patient achieved an objective response in the first stage, enrollment could progress to the second stage. The primary endpoint of the study was objective response rate (ORR). Secondary endpoints included assessments of clinical benefit response (CBR), duration of response (DOR), progression-free survival (PFS), overall survival (OS), and safety and pharmacokinetics associated with the combination. Enrollment to the first stage of the Phase 2 study (n=15) was completed and interim data were presented at the 2019 ASCO Annual Meeting in June. A durable confirmed complete response (11+ months) and an unconfirmed partial response (uPR) in a patient that had not received cetuximab were observed; 7 patients experienced stable disease (47%; includes uPR). CDX-3379 in combination with cetuximab was generally associated with target-mediated adverse events of diarrhea and rash and dose reductions and/or delays to the combination therapy in the majority of patients were contemplated to have potentially impacted the magnitude of anti-tumor activity in the study. The analysis presented at ASCO also suggested that observed antitumor activity with CDX-3379 across the Phase 1 and Phase 2 studies might be associated with somatic mutations in the FAT1 and NOTCH1-3 genes—genes associated with tumor suppression.

Based on these biomarker observations and the clinical activity observed in the Phase 2 study, the study was amended and expanded to add an additional 30 patients to allow for an evaluation of the utility of biomarkers for patient selection. Enrollment of the first 15 patients in this expansion cohort was recently completed. One patient experienced an ongoing objective response (7%) and 5 (33%) patients experienced stable disease on at least one tumor assessment. Consistent with the first cohort, the combination of CDX-3379 and cetuximab appears to result in synergistic toxicity with target mediated adverse events of diarrhea and rash. While diarrhea prophylaxis implemented in second cohort appeared to have been effective in ameliorating severity of symptoms it did not decrease the frequency and the incidence of severe rash increased, resulting in dose reductions and/or delays to the combination therapy in the majority of patients. When considered together, the emerging clinical activity data is not adequate to justify the significant toxicity of the combination and the results do not support continued development of the combination, regardless of pending biomarker data. As a result, Celldex is discontinuing development of CDX-3379 and the resources allocated to this program will be focused on expanded development of CDX-0159 and additional assets in our pipeline.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2020	2019	$	%
	(In thousands)
Revenues:
Product Development and Licensing Agreements	$—	$195	$(195)	(100)%
Contracts and Grants	236	520	(284)	(55)%
Total Revenue	$236	$715	$(479)	(67)%
Operating Expenses:
Research and Development	9,705	10,081	(376)	(4)%
General and Administrative	3,528	3,908	(380)	(10)%
Intangible Asset Impairment	3,500	—	3,500	n/a
Gain on Fair Value Remeasurement of Contingent Consideration	(5,132)	(1,017)	4,115	405%
Total Operating Expense	11,601	12,972	(1,371)	(11)%
Operating Loss	(11,365)	(12,257)	(892)	(7)%
Investment and Other Income, Net	106	478	(372)	(78)%
Net Loss Before Income Tax Benefit	(11,259)	(11,779)	(520)	(4)%
Income Tax Benefit	228	—	228	n/a
Net Loss	$(11,031)	$(11,779)	$(748)	(6)%

Net Loss

The $0.7 million decrease in net loss for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily the result of an increase in the gain on fair value remeasurement of contingent consideration, partially offset by the increase in non-cash intangible asset impairment expense.

Revenue

The $0.2 million decrease in product development and licensing agreements revenue for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to a decrease in revenue under the Rockefeller Agreement. The $0.3 million decrease in contracts and grants revenue for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily related to a decrease in services performed under our manufacturing and research and development agreement with Duke University. We expect revenue to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended June 30		Increase/ (Decrease)
	2020	2019	$	%
	(In thousands)
Personnel	$5,216	$5,408	$(192)	(4)%
Laboratory Supplies	775	1,257	(482)	(38)%
Facility	1,758	1,558	200	13%
Product Development	1,023	827	196	24%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.2 million decrease in personnel expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower stock-based compensation expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.5 million decrease in laboratory supply expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.2 million increase in facility expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher variable lease expense, including common area maintenance and utilities, in the second quarter of 2020. We expect facility expenses to decrease over the next twelve months as a result of the consolidation our Massachusetts lab and manufacturing facilities in the second quarter of 2020. In July 2020, we extended the term of its Fall River lease through July 2023.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.2 million increase in product development expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to an increase in contract manufacturing and clinical trial expenses of $0.4 million, partially offset by a decrease in contract research expenses of $0.2 million. We expect product development expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.4 million decrease in general and administrative expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower stock-based compensation expense. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Intangible Asset Impairment

We evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program. We concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded for the three months ended June 30, 2020.

Gain on Fair Value Remeasurement of Contingent Consideration

The $5.1 million gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2020 was primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program. The $1.0 million gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2019 was primarily due to changes in discount rates and the passage of time.

Investment and Other Income, Net

The $0.4 million decrease in investment and other income, net for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower levels of cash and investment balances. We anticipate investment income to increase over the next twelve months due to higher levels of cash and investment balances and higher other income related to our sale of New Jersey tax benefits.

Income Tax Benefit

During the quarter ended June 30, 2020, a $0.2 million non-cash income tax benefit was recorded related to the impairment of the CDX-3379 IPR&D asset.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2020	2019	$	%
		(In thousands)
Revenues:
Product Development and Licensing Agreements	$2,285	$325	$1,960	603%
Contracts and Grants	680	1,815	(1,135)	(63)%
Total Revenue	$2,965	$2,140	$825	39%
Operating Expenses:
Research and Development	21,400	21,232	168	1%
General and Administrative	7,194	8,804	(1,610)	(18)%
Intangible Asset Impairment	3,500	—	3,500	n/a
Other Asset Impairment	—	1,800	(1,800)	(100)%
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration	(4,898)	502	5,400	1,076%
Total Operating Expense	27,196	32,338	(5,142)	(16)%
Operating Loss	(24,231)	(30,198)	(5,967)	(20)%
Investment and Other Income, Net	347	1,180	(833)	(71)%
Net Loss Before Income Tax Benefit	(23,884)	(29,018)	(5,134)	(18)%
Income Tax Benefit	228	—	228	n/a
Net Loss	$(23,656)	$(29,018)	$(5,362)	(18)%

Net Loss

The $5.4 million decrease in net loss for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily the result of an increase in the gain on fair value remeasurement of contingent consideration and a decrease in non-cash other asset impairment expense, partially offset by an increase in intangible asset impairment expense.

Revenue

The $2.0 million increase in product development and licensing agreements revenue for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to the $1.8 million received from the Rockefeller Transaction. The $1.1 million decrease in contracts and grants revenue for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily related to a decrease in services performed under our manufacturing and research and development agreement with Duke University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Six Months Ended June 30,		Increase/ (Decrease)
	2020	2019	$	%
		(In thousands)
Personnel	$10,832	$11,162	$(330)	(3)%
Laboratory Supplies	2,235	2,053	182	9%
Facility	3,487	3,454	33	1%
Product Development	2,829	2,522	307	12%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.3 million decrease in personnel expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to lower stock-based compensation expense.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.2 million increase in laboratory supply expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the six months ended June 30, 2020 were consistent with the six months ended June 30, 2019.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.3 million increase in product development expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to an increase in clinical trial and contract manufacturing expenses of $0.9 million, partially offset by a decrease in contract research expenses of $0.6 million.

General and Administrative Expense

The $1.6 million decrease in general and administrative expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to lower stock-based compensation expense.

Intangible Asset Impairment

We evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program. We concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded for the three months ended June 30, 2020.

Other Asset Impairment

We concluded that the Company’s investment in an undisclosed private company was impaired as a result of a deterioration in the private company’s financial condition and recorded a non-cash impairment charge of $1.8 million during the first quarter of 2019.

Gain on Fair Value Remeasurement of Contingent Consideration

The $4.9 million gain on fair value remeasurement of contingent consideration for the six months ended June 30, 2020 was primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program and the passage of time. The $0.5 million loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2019 was primarily due to changes in discount rates and the passage of time.

Investment and Other Income, Net

The $0.8 million decrease in investment and other income, net for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to lower levels of cash and investment balances and lower other income related to our sale of New Jersey tax benefits.

Income Tax Benefit

During the quarter ended June 30, 2020, a $0.2 million non-cash income tax benefit was recorded related to the impairment of the CDX-3379 IPR&D asset.

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

At June 30, 2020, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $206.9 million. We have had recurring losses and incurred a loss of $23.7 million for the six months ended June 30, 2020. Net cash used in operations for the six months ended June 30, 2020 was $23.3 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2020 are sufficient to meet estimated working capital requirements and fund planned operations through 2023. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but may not be limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of future contingent milestones from the Kolltan acquisition, in the event that we achieve the drug candidate milestones related to those payments. We may decide to pay those milestone payments in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

Net cash used in operating activities was $23.3 million for the six months ended June 30, 2020 as compared to $24.3 million for the six months ended June 30, 2019. The decrease in net cash used in operating activities was primarily due to a decrease in general and administrative expenses and an increase in cash received related to product development and licensing agreements. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash used in investing activities was $86.6 million for the six months ended June 30, 2020 as compared to net cash provided by investing activities of $8.3 million for the six months ended June 30, 2019. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the six months ended June 30, 2020 of $85.4 million as compared to net sales and maturities of marketable securities of $8.8 million for the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was $166.7 million for the six months ended June 30, 2020 as compared to $11.4 million for the six months ended June 30, 2019.

During the six months ended June 30, 2020, we issued 6.7 million shares of common stock under our Cantor Agreement resulting in net proceeds of $25.3 million after deducting commission and offering expenses. At June 30, 2020, we had $18.3 million remaining in aggregate gross offering price available under the agreement.

During the three months ended June 30, 2020, the Company issued 15,384,614 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $141.4 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at June 30, 2020 due to the short-term maturities of these instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2020, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

On August 4, 2020, we determined that a non-cash impairment charge of $3.5 million should be recorded for the three months ended June 30, 2020 related to our CDX-3379 program. The CDX-3379 program was acquired as part of our acquisition of Kolltan Pharmaceuticals, Inc. in the fourth quarter of 2016. We determined that the discontinuation of development of CDX-3379 constituted a triggering event that required us to evaluate the intangible asset for impairment. See Note 5 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further discussion of this impairment charge.

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
*10.1	Extension of Lease Agreement between the Company and University of Massachusetts Dartmouth dated as of July 1, 2020

*31.1	Certification of President and Chief Executive Officer

*31.2	Certification of Senior Vice President and Chief Financial Officer

**32.1	Section 1350 Certifications

*101	XBRL Instance Document.

*101	XBRL Taxonomy Extension Schema Document.

*101	XBRL Taxonomy Extension Calculation Linkbase Document.

*101	XBRL Taxonomy Extension Definition Linkbase Document.

*101	XBRL Taxonomy Extension Label Linkbase Document.

*101	XBRL Taxonomy Extension Presentation Linkbase Document.

*       Filed herewith.

**       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 6, 2020	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 6, 2020	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)