Form 10-K
period 2020-12-31
Celldex Therapeutics, Inc.
filed 2021-03-29
CIK 744218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
    ☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 was $507 million. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding at March 22, 2021 was 39,614,638 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CELLDEX THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

•
our ability to successfully complete research and further development, including preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;

•
our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•
the impact of the COVID-19 pandemic on our business or on the economy generally;

•
whether the COVID-19 pandemic will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;

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

•
our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;

•
the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”), and the cost, timing, and outcome of our declaratory judgment action against the Kolltan stockholder representative with respect to certain of those milestones;

•
our ability to realize the anticipated benefits from the acquisition of Kolltan;

ii

•
our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

•
our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;

•
our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and

•
the factors listed under “Risk Factors” in this Annual Report on Form 10-K.

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

iii

PART I
Item 1.
BUSINESS

Overview
Celldex Therapeutics, Inc., which we refer to as “Celldex,” “we,” “us,” “our” or the “Company,” is a biopharmaceutical company dedicated to developing therapeutic monoclonal and bispecific antibodies that address diseases for which available treatments are inadequate. Our drug candidates include antibody-based therapeutics which have the ability to engage the human immune system and/or directly affect critical pathways to improve the lives of patients with inflammatory diseases and many forms of cancer.
We are focusing our efforts and resources on the continued research and development of:
•
CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which completed a Phase 1a study in healthy subjects in summer 2020. We are studying CDX-0159 in mast cell driven diseases, including, initially, in urticarias and plan to initiate a study in prurigo nodularis in the fourth quarter of 2021. In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data to date from the Phase 1b study in CIndU were reported in late Q1 2021 in patients with cold contact urticaria and symptomatic dermographism and we announced that we would be expanding this study to also include patients with cholinergic urticaria;

•
CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied in a Phase1 study. Dose escalation was completed in a Phase 1 study in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination with CDX-301, our dendritic cell growth factor. We have initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD1/PDL1 treatment and a combination cohort with standard of care chemotherapy in patients with untreated metastatic pancreatic cancer. We are exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140; and

•
CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we initiated a Phase 1 study in advanced solid tumors in August 2020.

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
Our future success depends upon many factors, including our ability, and that of any licensees and collaborators that we may have, to successfully develop, obtain regulatory approval for and commercialize our drug candidates. We have had no commercial revenues from sales of our drug candidates, and we have had a history of operating losses. It is possible that we may not be able to successfully develop, obtain regulatory approval for, or commercialize, our drug candidates, and we are subject to a number of risks that you should be aware of before investing in us. These risks are described more fully in “Item 1A. Risk Factors.”
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

These data supported expansion of the CDX-0159 program into mast cell driven diseases, including initially in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. The prevalence of CSU and CIndU is approximately 0.5-1% of the total population or up to 1 to 3 million patients in the United States alone (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for additional therapies. CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. Celldex is exploring cold-induced and dermographism (scratch-induced) urticarias.
In October 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b multi-center study of CDX-0159 in CSU. This study is a randomized, double-blind, placebo-controlled clinical trial designed to assess the safety of multiple ascending doses of CDX-0159 in up to 40 patients with CSU who remain symptomatic despite treatment with antihistamines. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including measurement of tryptase and stem cell factor levels and clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response) as well as quality of life assessments. CDX-0159 is administered intravenously (0.5, 1.5, 3 and 4.5 mg/kg at varying dosing schedules) as add on treatment to H1-antihistamines, either alone or in combination with H2-antihistamines and/or leukotriene receptor agonists.
In December 2020, we announced that enrollment had opened and the first patient had been dosed in a second Phase 1b study in CIndU being conducted in Germany. This study is an open label clinical trial designed to evaluate the safety of a single dose of CDX-0159 in up to 20 patients with cold contact urticaria (n=10) or symptomatic dermographism (n=10) who are refractory to antihistamines. Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. CDX-0159 is administered intravenously (3.0 mg/kg) on Day 1 as add on treatment to H1-antihistamines.
In March of 2021, we reported positive interim data from the Phase 1b study in CIndU in patients with cold contact urticaria and symptomatic dermographism. Fifteen out of 20 planned patients with antihistamine refractory CIndU had received a single intravenous infusion of CDX-0159 at 3 mg/kg, including nine patients with cold contact urticaria (ColdU) and six patients with symptomatic dermographism (SD). Safety results were reported for all 15 patients; activity results were reported for all patients assessed for at least 15 days/2 weeks after treatment (n=10; 7 ColdU and 3 SD). Patients had high disease activity as assessed by provocation threshold testing. In ColdU and SD pts, baseline critical temperature thresholds were 18.7 +/- 2.7 °C (range: 5-27°C) and FricTest® thresholds were 3.7 +/- 0.3 (range: 3-4) of 4.
•
Eight of 10 patients (7 ColdU; 1 SD) experienced a complete response (CR) as assessed by provocation threshold testing. The remaining two patients (both with SD), had been recently treated and were followed for two weeks. One patient experienced a partial response (PR) thus far and one patient reported symptomatic improvement (decreased itching). All patients will continue to be assessed for response through week 12.

•
Patient global assessment (Pat-GA) and physician global assessment (Phy-GA) results were consistent with provocation testing results.

•
Measurements of serum tryptase levels are available for only the first six patients evaluated for activity, all with ColdU. The mean baseline was 3.3 +/- 0.2 ng/ml and levels on day 15 after treatment were at or below the limit of detection. These patients all experienced complete responses.

•
CDX-0159 was generally well tolerated. Six of 15 patients had mild infusion reactions, generally areas of localized redness and itching, which resolved rapidly. A single severe infusion reaction was observed (brief loss of consciousness, followed by shaking and sweating). The patient was treated with antihistamines and steroids; no epinephrine was administered. The patient rapidly recovered and was hospitalized for observation with no further manifestations of this event. Importantly, there was no evidence of mast cell activation as measured by decreases in serum tryptase levels shortly after the infusion and further at a later time point.

•
Through day 15, three patients had transient, mild decreases in hemoglobin, and no patients had meaningful declines in white blood cells.

•
Enrollment is currently being completed in the ColdU and SD cohorts (10 per cohort; 20 total). Based on these compelling results, the study is being expanded to also include 10 patients with cholinergic urticaria and is planned to begin enrolling these patients in May of 2021.

We continue to assess potential opportunities for CDX-0159 in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions. In February of 2021, we announced that we plan to expand clinical development of CDX-0159 into prurigo nodularis (PN), a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There are currently no FDA approved therapies for PN, representing an area of significant unmet need. Celldex anticipates initiating the study in PN in the fourth quarter of 2021.
Manufacturing activities are also progressing as planned to support the introduction of the CDX-0159 subcutaneous formulation into the clinical program in the third quarter of 2021.
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
Prior data presented at Society for Immunotherapy of Cancer’s (SITC) 34th Annual Meeting in November 2019. established the maximum tolerated dose (MTD) and recommended dose for continued study at 1.5 mg/kg — one of the highest systemic dose levels in the CD40 agonist class. Clinical activity both as a monotherapy and in combination with CDX-301 were also reported for CDX-1140 at varying doses, including an unconfirmed partial response (uPR) and tumor cavitation. At SITC 2020, analysis was focused on patients treated at the MTD and recommended dose of 1.5 mg/kg. 41 patients (n=25 monotherapy; n=16 in combination with CDX-301) had been treated at the 1.5 mg/kg dose at the time of data cutoff; 29 patients had post-treatment scans performed and five patients had not reached their first post-treatment response assessment. In addition, preliminary safety data from the combination cohort with pembrolizumab (n=9; 4 at 0.72 mg/kg and 5 at 1.5 mg/kg CDX-1140) were also presented. CDX-1140 monotherapy and in combination with CDX-301 or pembrolizumab was generally well tolerated with mostly grade 1 or grade 2 drug related adverse events. Activity at 1.5mg/kg dose of CDX-1140 to date included:
•
An ongoing (6+ months) complete response (CR) in a patient with follicular lymphoma treated with CDX-1140 in combination with CDX-301;

•
Notable tumor shrinkage and/or necrosis in 6 patients with squamous cell head and neck cancer (SCCHN), including extensive tumor cavitation/necrosis of a large baseline protruding neck mass associated with decreased tumor pain in a patient; and,

•
Stable disease (n=10) for 11 to 32 weeks.

CDX-1140 at the recommended dose of 1.5 mg/kg provided good systemic exposure that enhanced the distribution into tissues and tumor and resulted in marked changes in the tumor microenvironment (TME) consistent with a more inflammatory and less immunosuppressive state as demonstrated by gene expression analysis. Interferon signaling and cytotoxicity pathways were most highly upregulated, while immunosuppression via TGFb signaling and metastatic pathways were downregulated, marking the first clear demonstration in patients of biological activity within the TME for a systemically administered agonist anti-CD40 mAb. Pre-treatment of patients with CDX-301 greatly increased the number of circulating dendritic cells prior to CDX-1140 administration and peripheral blood mononuclear cells (PBMCs) isolated from CDX-301 pretreated patients were more responsive to CDX-1140 than PBMCs from non-pretreated patients.
Two combination cohorts are ongoing. A combination of CDX-1140 with pembrolizumab has completed the safety run-in and expansion cohorts in patients with checkpoint-refractory squamous cell head and neck cancer and non-small cell lung cancer is enrolling patients. A combination of CDX-1140 with gemcitabine/nab-paclitaxel in patients with previously untreated metastatic pancreatic adenocarcinoma is also enrolling patients. We are also exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.
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
In August 2020, we announced the initiation of a Phase 1 dose-escalation study in up to ~90 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase and to recommend a dose level for further study in the subsequent expansion phase. The expansion is designed to further evaluate the tolerability, and biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types. Enrollment is ongoing.
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
Research Collaboration and License Agreements
We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Summarized below are our significant research collaboration and license agreements for our current clinical drug candidates.
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
Yale University (Yale)
Under a license agreement with Yale, we may be required to make a one-time payment to Yale of $3.0 million with respect to each therapeutic or prophylactic receptor tyrosine kinase (RTK) royalty-bearing product, including CDX-0159, that achieves a specified commercial milestone. In addition, we may be required to pay a low single-digit royalty on annual worldwide net sales of each RTK royalty-bearing product, including CDX-0159. Unless earlier terminated by us or Yale, the Yale license agreement is due to expire no later than May 2038 but may expire earlier on a country-by-country basis under specified circumstances.
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
Manufacturing
We are a research and development company and have limited experience in commercial manufacturing. Our ability to conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, depends on the ability of Contract Manufacturing Organizations (CMOs) to manufacture our drug candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (cGMP) and U.S. and foreign regulatory requirements, as applicable. We also rely on CMOs for labeling and storage for studies outside the US. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to make facility modifications, hire and retain significant additional personnel and comply with cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA and meet other regulatory standards. We therefore work with CMOs under established manufacturing arrangements that comply with the FDA’s requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.
We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute drug candidates to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We currently manufacture CDX-0159, CDX-1140, CDX-301 and CDX-527 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.
Our current CDX-0159 drug product is administered intravenously. In 2021, we plan to manufacture CDX-0159 in subcutaneous form to move forward with a potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form should improve the patient experience if the product becomes available commercially. If we are unsuccessful in manufacturing

CDX-0159 in subcutaneous form, we will continue to produce the product in the current form for intravenous administration.
The manufacturing processes for our drug candidates and immunotherapeutic delivery systems utilize known technologies. We believe that the drug candidates we currently have under development can be scaled up to permit manufacturing in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.
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
Use of third-party manufacturers limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of our contract manufacturers. If third-party manufacturers fail to meet our manufacturing needs in an acceptable manner or fail to comply with regulatory requirements, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate third-party manufacturers. It may not be possible to have multiple third-party manufacturers ready to supply us with needed material at all or without incurring significant costs.
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
Patents
The successful development and marketing of products by us will depend in part on our ability to create and maintain intellectual property, including patent rights. We are the owner or exclusive licensee to proprietary patent positions in the areas of immunotherapy technologies and antibody technologies. Although we continue to pursue patent protection for our products, no assurance can be given that any pending application will issue as a patent, that any issued patent will have a scope that will be of commercial benefit or that we will be able to successfully enforce our patent position against infringers. We routinely review our patent portfolio and adjust our strategies for prosecution and maintenance of individual cases according to a number of factors, including program priorities, stage of development and patent term.
We own or license rights under more than 50 granted patents and national and regional patent applications in the U.S. and in major international territories covering inventions relating to our business.

The key patents and patent applications owned by us or licensed to us that we consider important to our current clinical programs include the following (the indicated and estimated patent expiry dates are the estimated normal expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Extensions (PTEs) or Supplementary Protection Certificates (SPCs), if these may be secured in due course):
•
We own a portfolio of patents and patent applications directed to CDX-0159 and other anti-KIT receptor antibodies. These patents and patent applications include claims directed to particular anti-KIT antibody compositions of matter, including CDX-0159 compositions of matter, and methods of using such antibodies. A composition of matter patent has been issued in the U.S. which would have an estimated normal patent expiry date in 2034 (including additional term due to Patent Term Adjustment). Patents have also been issued in Europe, Japan, China, Australia, the Russian Federation and Singapore, and foreign counterparts are pending in Canada, India, Republic of Korea and certain other countries. If and where issued the foregoing would have estimated normal patent expiry dates ranging from 2032 to 2033.

•
We own a portfolio of patents and patent applications directed to CDX-1140 and certain other anti-CD40 antibodies. These include claims directed to particular anti-CD40 antibody compositions of matter, including CDX-1140 compositions of matter, and methods of using such antibodies. A composition of matter patent has been issued in the U.S. and patent applications in this portfolio are pending in Europe, Japan, Australia, Canada, China, India, New Zealand, Republic of Korea, Russian Federation and certain other countries. If and when issued the foregoing would have estimated normal patent expiry dates in 2037.

•
We own a portfolio of pending patent applications directed to antibody sequences used in CDX-527. These patent applications include claims directed to particular compositions of matter, including CDX-527 compositions of matter, and methods of use thereof. Patent applications in this portfolio are pending in the U.S., Europe, Japan, Australia, Canada, China, India, New Zealand, Republic of Korea, Russian Federation and certain other countries. If and when issued the foregoing would have estimated normal patent expiry dates in 2039. We have also licensed rights from the University of Southampton under issued U.S., European and Japanese patents and under a pending patent application in Canada relating to uses of certain anti-CD27 antibodies for the treatment of cancer. If and where issued and maintained to full term in due course, these would have estimated normal patent expiry dates in 2027. In September 2014, two European patent oppositions were filed against the University of Southampton European patent, and at a hearing on November 23, 2016 the European Patent Office (EPO) revoked the European patent on the ground of lack of inventive step. The University of Southampton has filed an appeal against this decision. This EPO decision does not affect the later filed Celldex patent applications relating to CDX-527.

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
FDA Approval Process
In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties and criminal prosecution.
The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:
•
completion of preclinical studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

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

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•
FDA review and approval of the NDA or BLA.

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
A product’s safety and effectiveness in one clinical trial is not necessarily indicative of its safety and effectiveness in another clinical trial. Moreover, we may not discover all potential problems with a product even after completing clinical trials on it. Some of our products and technologies have undergone only preclinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its clinical trial results indicated. This could prevent the product’s widespread use, require its withdrawal from the market or expose us to liability. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Any such action could materially harm us. Clinical trials are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee and the sponsor of an approved NDA or BLA is also subject to annual prescription drug program fees.
The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after receipt before accepting them for filing based on the agency’s threshold determination that they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Most such applications for non-priority products are reviewed within ten to twelve months after filing, and most applications for priority review products, that is, drugs and biologics that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months after filing. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or biological products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
After the FDA’s evaluation of the NDA or BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will resume review and may subsequently issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as changes in indications, manufacturing changes and labeling, are subject to further testing requirements and FDA review and approval.
Special Regulatory Procedures
Fast track designation — The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product, concurrent with or after the filing of the IND for the drug candidate. A drug that receives fast track designation is eligible for some or all of the following: (i) more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; (iii) eligibility for accelerated approval and priority review, if relevant criteria are met; and (iv) Rolling Review, which means that a drug company can submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the NDA or BLA is completed before the entire application can be reviewed. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.
Priority review — Under FDA policies, a drug candidate may be eligible for priority review. The priority review program provides for expedited review or an NDA or BLA, typically within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA’s Center for Biologics Evaluation and Research, or CBER, are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated drug candidate could be eligible for priority review if supported by clinical data at the time of the BLA or NDA submission.
Accelerated approval — Under the law and the FDA’s accelerated approval regulations, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based on a surrogate endpoint that is reasonably likely to predict clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.
Breakthrough therapy designation — The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate.
Orphan drug designation — Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same orphan indication, except in limited circumstances. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.
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
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug or biologic.
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
Biosimilars Law
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to provide for an abbreviated approval pathway for biological products that demonstrate biosimilarity to a previously-approved biological product. The BPCIA establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved. The BPCIA provides periods of exclusivity that protect a reference product from biosimilars competition. Under the BPCIA, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until 12 years after the reference product’s approval. Additionally, the BPCIA establishes procedures by which the biosimilar applicant may provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product. The BPCIA applies to our drug candidates and could be applied to allow approval of biosimilars to our products.
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
The Cures Act also authorizes funding for the “Cancer Moonshot” initiative. The Cancer Moonshot initiative’s strategic goals encourage inter-agency cooperation and fund research and innovation to catalyze new scientific breakthroughs, bring new therapies to patients and strengthen prevention and diagnosis. This initiative aims to stimulate drug development through the creation of a public-private partnership with 20 to 30 pharmaceutical and biotechnology companies to expedite cancer researchers’ access to investigational agents and approved drugs. This partnership is designed to permit researchers to obtain drugs and other technologies from a preapproved “formulary” list without having to negotiate with each company for individual research projects. We will continue to monitor these developments to assess their potential impacts on our business.
Companion Diagnostic Review and Approval
Our drug candidates may rely on the use of a companion diagnostic. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. Based on recent FDA guidance documents and the FDA’s past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro companion diagnostics to obtain Premarket Approval Application, or PMA, in conjunction with approval of the related drug candidate. The receipt and timing of PMA approval may have a significant effect on the receipt and timing of commercial approval for such drug candidates. Currently we rely on third-party collaborators to develop companion diagnostics for our drug candidates.
The PMA process is similar to the NDA and BLA processes and is costly, lengthy and uncertain. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and then the data submitted in an amendment to the PMA.
Furthermore, even after PMA approval is obtained, numerous regulatory requirements apply to the manufacturer of the companion diagnostic. The FDA enforces these requirements by inspection and market surveillance. These requirements include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, the medical device reporting regulation, and the reports of corrections and removals regulation. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for PMA of new products; and withdrawing PMAs already granted.
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
In addition, the United States Foreign Corrupt Practices Act, or FCPA, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity. In many countries, the health care professionals we may interact with may meet the FCPA’s definition of a foreign government official.
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
Under the EU regulatory system, we will submit most of our marketing authorization applications under the centralized procedure. The centralized procedure is compulsory for medicines produced by biotechnology, or are for the treatment of cancer, or officially designated as ‘orphan medicines.’ The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The EMA grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same product, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.
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
In order to secure coverage and reimbursement for any drug that might be approved for sale, we need to conduct analyses and pharmaco-economic studies in order to demonstrate the incremental medical benefit over and above the generally-accepted standard of care and cost-effectiveness of the drug. Our drug candidates may not be considered medically necessary, provide insufficient incremental medical benefit, or may not be deemed cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.
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
Pricing and reimbursement schemes vary widely from country to country. For example, certain EU member states may approve a specific price and volume for a drug product after which incremental revenues or profits need to be paid back by way of rebates. They may also institutionalize utilization restrictions, curb physicians’ drug budgets, provide conditional reimbursement schemes that require additional evidence to be generated post-marketing authorization, etc. The downward pressure on health care costs in general, including prescription drugs, has been evident in EU markets for some time and is now a major focus of federal and state governments in the U.S. As a result, increasingly high barriers are being erected to the pricing and reimbursement of new drugs, despite regulatory efforts to bring drugs to market sooner. Cross-border trade has existed for some time in the EU, allowing pharmacies in one country to import, at a lower price, drug from another country, further exerting pricing pressures across the EU. A proposal to allow importation of less expensive drugs from Canada to the U.S. is under consideration in U.S. Congress.

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
Employees
As of December 31, 2020, we employed 125 employees (123 full-time and 2 part-time), 19 of whom have Ph.D. and/or M.D. degrees. Of these employees, 104 were engaged in or directly support research and development activities. We believe that our employee relations are good. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.
Research and Development
We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $42.5 million, $42.7 million and $66.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2021 as we continue to advance our drug candidates through clinical development.
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
Summary of Risk Factors
Risks Related to Our Financial Condition and Capital Requirements
•
Risks related to our need for additional capital to fund our operations.

•
Risks related to the Kolltan Agreement, and the acquisition of Kolltan.

•
Risks related to U.S. federal income tax reform.

Risks Related to Development and Regulatory Approval of Drug Candidates
•
Risks related to our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.

•
Risks related to the extensive regulatory scrutiny of which we are subject.

•
Risks related to our ability to commence, enroll, manage and complete our clinical trials.

•
Risk of serious adverse or unacceptable side effects identified related to our drug candidates.

•
We may enter collaboration agreements for our lead drug candidates that may not meet our expectations.

Risks Related to Commercialization of Our Drug Candidates
•
Risks related to delays, difficulties or unanticipated costs in establishing sales, marketing and distribution capabilities.

•
Risks related to the acceptance of our drug candidates by physicians, patients and third party payors.

•
Risks related to reimbursement decisions by third party payors.

•
Risks, including the terms of FDA approval, that could affect the demand for and sales and profitability of any of our drug candidates.

•
Risks related to the failure to obtain regulatory approvals in foreign jurisdictions and risks related to international operations if we do obtain regulatory approval in foreign jurisdictions.

Risks Related to Reliance on Third Parties
•
Risks related to our reliance on third parties to plan, conduct and monitor our clinical tests, to develop and commercialize companion diagnostic tests for certain drug candidates, and on contract manufacturers.

•
Risks related to our reliance on third parties that requires us to share our trade secrets.

•
We or the third parties upon whom we depend may be adversely affected by natural disasters.

Risks Related to Business Operations
•
Risks related to strategic transactions.

•
Risks related to managing our growth.

•
Risks related to our ability to integrate and modify our technologies to create new drugs.

•
Risks related to computer systems that we and third parties use and potential security breaches.

•
Risks related to hazardous materials.

•
Risks related to product liability claims.

Risks Related to Intellectual Property
•
Risks related to the licensing of technology, and the effective maintenance of intellectual property rights, including protecting the confidentiality of our trade secrets.

•
Risks related to litigation related to intellectual property claims.

Regulatory Risks
•
Risks relate to the grant of priority review status by the FDA.

•
Risks related to delays in submitting BLAs, NDAs or restrictions on marketing of drugs.

•
Risks related to acceptance by the FDA of data from our clinical trials conducted outside the United States.

•
Risks related to changes in product candidate manufacturing or formulation.

•
Risks related to our compliance with laws and regulations.

Risks Related to Our Capital Stock
•
Risks related to our history of losses and uncertainty of future profitability.

•
Risks related to our reverse stock split.

•
Risks relates to the volatility of our common stock.

•
Risks related to our use of our net operating loss carryforwards.

General Risk Factors
•
Risks that our competitors may develop technologies that make ours obsolete.

•
Risks related to health epidemics and outbreaks.

•
Risks related to the loss of our key executives and scientists.

•
Risks that our employees may engage in misconduct or other improper activities.

•
Risks related to our compliance with the Nasdaq Listing Rules.

Risks Related to Our Financial Condition and Capital Requirements
We currently have no product revenue and will need to raise capital to operate our business.
To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $1.1 billion as of December 31, 2020. Until, and unless, we complete clinical trials and other development activity, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.
We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.
We expect to incur future losses and we may never become profitable.
We have incurred operating losses of $63.4 million, $55.0 million and $156.4 million during 2020, 2019 and 2018, respectively, and expect to incur an operating loss in 2021 and beyond. We believe that operating losses will continue in 2021 and beyond because we are planning to incur significant costs associated with the development of our drug candidates. During the years ended December 31, 2020, 2019 and 2018, we incurred $4.9 million, $4.3 million and $12.4 million in clinical trial expense and $1.2 million, $0.6 million and $4.2 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders’ equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.
We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.
We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $194.4 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:
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
The merger agreement between us and Kolltan (“Merger Agreement”) provides that we will be required to pay Kolltan’s former stockholders contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of December 31,

2020, we believe that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones. We have previously sent abandonment notices to the representative of Kolltan’s former stockholders with respect to each of the abandoned Kolltan Milestones, and the representative subsequently objected to the abandonment notices for CDX-3379 and CDX-0158. We disagree with their objection and believe their objection to be without merit. We have filed a Verified Complaint in the Court of Chancery of the State of Delaware seeking declaratory relief with respect to the rights and obligations of the parties relating to certain contingent milestone payments under the Merger Agreement relating to the discontinued CDX-0158 program. In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones.
At this time, we are unable to reasonably assess the ultimate outcome of our litigation with the representative of Kolltan’s former stockholders over its objection to our abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any. Further, there are disagreements between that representative and us with respect to our abandonment notice related to the discontinued CDX-3379 program, which could result in litigation.
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
On March 27, 2020, in response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act modified the Tax Cuts and Jobs Act (“TCJA”) by, among other things, eliminating the limitation on the deduction of net operating losses to 80% of current year taxable income for tax years beginning before January 1, 2021, and increasing the amount of interest expense that may be deducted from 30% to 50% of adjusted taxable income for tax years beginning in 2019 or 2020. We continue to examine the impact of this tax reform legislation, as well as any additional regulatory guidance that may be issued, may have on our business. For example, the recent change of administration could result in additional tax legislative activity that could have a material adverse effect on the Company.
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
We will need substantial additional financing to complete the development of our drug candidates and comply with the regulatory requirements governing this process. Further, even if we complete the development of our drug candidates and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that such drug candidate will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of any of our drug candidates, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.
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
In order to succeed, we will need to obtain regulatory approval for our drug candidates. The FDA has not approved any of our drug candidates for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product’s development and provide information about a drug candidate’s safety and effectiveness before initiating human clinical trials. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval, we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a BLA or NDA is filed with the FDA, it may take more than a year to receive FDA approval.
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

Any delay or failure to commence, enroll or complete clinical trials, fulfill regulatory requirements and obtain FDA approval for our drug candidates could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue from, a particular drug candidate.
If serious adverse or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit our development of some of our drug candidates.
If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many drugs that initially show promise in early-stage testing are later found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, when used in combination with other marketed therapies, our drug candidates may exacerbate adverse events associated with the marketed therapy.
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
As our current clinical trials progress, we may need to manage multiple late-stage clinical trials simultaneously in order to continue developing all of our current products. The management of late-stage clinical trials is more complex and time consuming than early-stage trials. Typically, early-stage trials involve several hundred patients in no more than 10 to 30 clinical sites. Late-stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program in a compliant manner is substantially larger than early-stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently, it is possible that conclusions of efficacy or safety may not be acceptable to permit filing of a BLA or NDA for any one of the above reasons or a combination of several.
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
We may enter into co-development and commercialization partnerships for our drug candidates where appropriate. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us or at all. Furthermore, some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

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
We have limited experience in commercial manufacturing. We rely on CMOs to manufacture drug substance and drug product for any late-stage clinical studies of our drug candidates as well as for future commercial supplies. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates, if regulatory approval is obtained, depends on the ability of such third parties to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and foreign regulatory requirements, if applicable. We also rely on CMOs for labeling and storage for studies outside the US. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to make facility modifications, hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA and meet other regulatory standards.
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
We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute potential products to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We currently manufacture CDX-0159, CDX-1140, CDX-301 and CDX-527 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. Additional manufacturing options are under review and may involve utilization of the Fall River facility and/or a CMO. All products are then filled at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.
Our current CDX-0159 drug product is administered intravenously. In 2021, we plan to manufacture CDX-0159 in subcutaneous form to move forward with a potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form should improve the patient experience if the product becomes available commercially. If we are unsuccessful in manufacturing CDX-0159 in subcutaneous form, we will continue to produce the product in the current form for intravenous administration.
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

•
may elect not to continue the development or commercialization of the companion diagnostic test based on changes in the third parties’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;

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
We have conducted and are conducting clinical trials outside the United States and anticipate conducting additional clinical trials outside the United States, and the FDA may not accept data from such trials.
We are currently conducting clinical trials for our product candidates in countries outside of the United States and we anticipate that we will conduct additional clinical trials in countries outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.
Risks inherent in conducting international clinical trials include, but are not limited to:
•
foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;

•
administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

•
foreign currency fluctuations which could negatively impact our financial condition since certain payments are paid in local currencies;

•
manufacturing, customs, shipment and storage requirements;

•
cultural differences in medical practice and clinical research; and

•
diminished protection of intellectual property in some countries.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification or approval by the FDA, EMA or other regulatory authorities. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.
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
We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws, false claims laws, transparency and pricing laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
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

•
state law and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•
state and federal laws, such as the Physician Sunshine Act, directed at generating transparency on financial issues, including drug prices and payments made by drug companies to various entities and individuals involved in healthcare.

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
We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended in 2014 by the HITECH Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. We are also subject to the EU General Data Protection Regulation 2016/679 (“GDPR”) which came into effect on May 25, 2018. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the regulatory system, health care system and efforts to control health care costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delay regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved. For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA.
Other examples of proposed changes include, but are not limited to, expanding post-approval requirements, changing the Orphan Drug Act, and restricting sales and promotional activities for pharmaceutical products.
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
We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $1.1 billion as of December 31, 2020. We expect to spend substantial funds to continue the research and development testing of our drug candidates.
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
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2020 through December 2020, the market price of our common stock has fluctuated from a high of $23.40 per share in the fourth quarter of 2020, to a low of $1.50 per share in the first quarter of 2020. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
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
In addition, in connection with the Merger Agreement, in the event that certain specified preclinical and clinical development milestones related to Kolltan’s development programs and/or Celldex’s development programs and the Kolltan Milestones are achieved, we will be required to pay to the former stockholders of Kolltan milestone payments, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to provisions of the merger agreement. The initial aggregate amount of potential payments in respect of Kolltan Milestones was up to $172.5 million. Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned. We have previously sent abandonment notices to the representative of Kolltan’s former stockholders with respect to each of the abandoned Kolltan Milestones, and the representative subsequently objected to the abandonment notices for CDX-3379 and CDX-0158. We disagree with their objection and believe their objection to be without merit. We have filed a Verified Complaint in the Court of Chancery of the State of Delaware seeking declaratory relief with respect to the rights and obligations of the parties relating to certain contingent milestone payments under the Merger Agreement. At this time, we are unable to reasonably assess the ultimate outcome of our litigation with the representative of Kolltan’s former stockholders over its objection to our abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any. As of December 31, 2020, we believe we may be required to make milestone payments in an amount of up to $107.5 million.
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
In October 2007, June 2009, December 2009 and December 2013, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of these ownership changes, utilization of our Federal net operating loss carryforwards is subject to an annual limitation. We have not undertaken a study to assess whether an ownership change or multiple ownership changes have occurred for (i) acquired businesses prior to the acquisition, (ii) the Company on the state level, (iii) the Company since March 2015 or (iv) research and development credits. If, based on such a study, we were to determine that there has been an ownership change at any time, utilization of net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 (or similar state provisions).
Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets is determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. Additionally, as provided above, the Tax Cuts and Jobs Act limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018 – 2020 NOLs, removing the 80% limitation on the carryback of those NOLs, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the twelve months ended December 31, 2020, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act.
Refer to Note 15, “Income Taxes,” in the accompanying notes to the financial statements for additional discussion on income taxes.
General Risk Factors
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with applicable privacy laws, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics and launched a Health Care Compliance program, but it is not always possible to identify and deter employee misconduct. The precautions we take and the investments we make to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business and results of operations, including the imposition of significant fines or other sanctions.
We may not be able to maintain compliance with the Listing Rules of the NASDAQ Stock Exchange.
There can be no assurance that in the future we will be able to maintain compliance with the Nasdaq Listing Rules, including the minimum bid price requirement and other applicable corporate governance requirements. If we fail to maintain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the NASDAQ Capital Market in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).
Item 1B.
UNRESOLVED STAFF COMMENTS

None.

Item 2.
PROPERTIES

As of December 31, 2020, our significant leased properties are described below.
Property Location	Approximate Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	July 2025(1)
Fall River, Massachusetts	33,900	Manufacturing Facility	July 2023(2)
New Haven, Connecticut	17,700	Office and Laboratory	April 2022

(1)
Lease includes an early termination option and one renewal option of five years.

(2)
Lease includes one renewal option of two years followed by one renewal option of five years.

Item 3.
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

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the CDX-0159 program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in 2022.
Item 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol “CLDX.” On February 8, 2019, we effected a one for fifteen reverse stock split of our common stock. As of March 22, 2021, there were approximately 167 shareholders of record of our common stock. On March 22, 2021 the closing price of our common stock, as reported by NASDAQ, was $26.08 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.
CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX — U.S. AND
PEER GROUP INDICES
The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2015 through December 31, 2020, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2015 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.
	2015	2016	2017	2018	2019	2020
Celldex Therapeutics, Inc.	$100	$23	$18	$1	$1	$7
NASDAQ U.S. Benchmark TR Index	$100	$113	$137	$130	$170	$206
NASDAQ Pharmaceutical (Subsector) Index	$100	$99	$118	$127	$146	$161

Item 6.
SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements. The statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements included in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.
STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)
	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues:
Product development and licensing agreements	$2,301	$473	$3,341	$3,153	$2,174
Contracts and grants	5,117	3,100	6,197	9,590	4,612
Total revenues	7,418	3,573	9,538	12,743	6,786
Operating expenses:
Research and development	42,534	42,672	66,449	96,171	102,726
Other operating expenses	28,238	15,932	99,525	38,099	36,976
Total operating expenses	70,772	58,604	165,974	134,270	139,702
Operating loss	(63,354)	(55,031)	(156,436)	(121,527)	(132,916)
Investment and other income, net	2,407	4,153	4,487	4,214	4,386
Net loss before income tax benefit	$(60,947)	$(50,878)	$(151,949)	$(117,313)	$(128,530)
Income tax benefit	1,167	—	765	24,282	—
Net loss	$(59,780)	$(50,878)	$(151,184)	$(93,031)	$(128,530)
Basic and diluted net loss per common share	$(2.02)	$(3.51)	$(14.48)	$(10.86)	$(18.99)
Shares used in calculating basic and diluted net loss per common share	29,640	14,507	10,442	8,570	6,769
BALANCE SHEET DATA
(In thousands)
	December 31,
	2020	2019	2018	2017	2016
Working capital*	$183,637	$55,055	$86,477	$117,020	$160,346
Total assets	235,838	122,933	155,809	315,624	383,358
Long-term liabilities	12,275	17,264	19,147	51,519	82,704
Accumulated deficit	(1,073,096)	(1,013,316)	(962,438)	(812,517)	(719,486)
Total stockholders’ equity	209,357	94,026	124,060	236,369	265,431

*
Total current assets less total current liabilities

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
We are focusing our efforts and resources on the continued research and development of:
•
CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which completed a Phase 1a study in healthy subjects in summer 2020. We are studying CDX-0159 in mast cell driven diseases, including, initially, in urticarias and plan to initiate a study in prurigo nodularis in the fourth quarter of 2021. In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data to date from the Phase 1b study in CIndU were reported in late Q1 2021 in patients with cold contact urticaria and symptomatic dermographism and we announced that we would be expanding this study to also include patients with cholinergic urticaria;

•
CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied in a Phase1 study. Dose escalation was completed in a Phase 1 study in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination with CDX-301, our dendritic cell growth factor. We have initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD1/PDL1 treatment and a combination cohort with standard of care chemotherapy in patients with untreated metastatic pancreatic cancer. We are exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140; and

•
CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we initiated a Phase 1 study in advanced solid tumors in August 2020.

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
Clinical Phase	Estimated Completion Period
Phase 1	1 – 2 Years
Phase 2	1 – 5 Years
Phase 3	1 – 5 Years

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
During the past five years through December 31, 2020, we incurred an aggregate of $350.6 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2020, 2019 and 2018. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
CDX-0159/Anti-KIT Program	$8,444	$4,370	$7,330
CDX-1140 and CDX-301	10,948	8,548	$7,593
CDX-527	8,840	9,117	1,407
TAM	1,957	4,449	5,452
Other Programs	12,345	16,188	44,667
Total R&D Expense	$42,534	$42,672	$66,449
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

These data supported expansion of the CDX-0159 program into mast cell driven diseases, including initially in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. The prevalence of CSU and CIndU is approximately 0.5-1% of the total population or up to 1 to 3 million patients in the United States alone (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for additional therapies. CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. Celldex is exploring cold-induced and dermographism (scratch-induced) urticarias.
In October 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b multi-center study of CDX-0159 in CSU. This study is a randomized, double-blind, placebo-controlled clinical trial designed to assess the safety of multiple ascending doses of CDX-0159 in up to 40 patients with CSU who remain symptomatic despite treatment with antihistamines. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including measurement of tryptase and stem cell factor levels and clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response) as well as quality of life assessments. CDX-0159 is administered intravenously (0.5, 1.5, 3 and 4.5 mg/kg at varying dosing schedules) as add on treatment to H1-antihistamines, either alone or in combination with H2-antihistamines and/or leukotriene receptor agonists.
In December 2020, we announced that enrollment had opened and the first patient had been dosed in a second Phase 1b study in CIndU being conducted in Germany. This study is an open label clinical trial designed to evaluate the safety of a single dose of CDX-0159 in up to 20 patients with cold contact urticaria (n=10) or symptomatic dermographism (n=10) who are refractory to antihistamines. Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. CDX-0159 is administered intravenously (3.0 mg/kg) on Day 1 as add on treatment to H1-antihistamines.
In March of 2021, we reported positive interim data from the Phase 1b study in CIndU in patients with cold contact urticaria and symptomatic dermographism. Fifteen out of 20 planned patients with antihistamine refractory CIndU had received a single intravenous infusion of CDX-0159 at 3 mg/kg, including nine patients with cold contact urticaria (ColdU) and six patients with symptomatic dermographism (SD). Safety results were reported for all 15 patients; activity results were reported for all patients assessed for at least 15 days/2 weeks after treatment (n=10; 7 ColdU and 3 SD). Patients had high disease activity as assessed by provocation threshold testing. In ColdU and SD pts, baseline critical temperature thresholds were 18.7 +/- 2.7 °C (range: 5-27°C) and FricTest® thresholds were 3.7 +/- 0.3 (range: 3-4) of 4.
•
Eight of 10 patients (7 ColdU; 1 SD) experienced a complete response (CR) as assessed by provocation threshold testing. The remaining two patients (both with SD), had been recently treated and were followed for two weeks. One patient experienced a partial response (PR) thus far and one patient reported symptomatic improvement (decreased itching). All patients will continue to be assessed for response through week 12.

•
Patient global assessment (Pat-GA) and physician global assessment (Phy-GA) results were consistent with provocation testing results.

•
Measurements of serum tryptase levels are available for only the first six patients evaluated for activity, all with ColdU. The mean baseline was 3.3 +/- 0.2 ng/ml and levels on day 15 after treatment were at or below the limit of detection. These patients all experienced complete responses.

•
CDX-0159 was generally well tolerated. Six of 15 patients had mild infusion reactions, generally areas of localized redness and itching, which resolved rapidly. A single severe infusion reaction was observed (brief loss of consciousness, followed by shaking and sweating). The patient was treated with antihistamines and steroids; no epinephrine was administered. The patient rapidly recovered and was hospitalized for observation with no further manifestations of this event. Importantly, there was no evidence of mast cell activation as measured by decreases in serum tryptase levels shortly after the infusion and further at a later time point.
•
Through day 15, three patients had transient, mild decreases in hemoglobin, and no patients had meaningful declines in white blood cells.

•
Enrollment is currently being completed in the ColdU and SD cohorts (10 per cohort; 20 total). Based on these compelling results, the study is being expanded to also include 10 patients with cholinergic urticaria and is planned to begin enrolling these patients in May of 2021.

We continue to assess potential opportunities for CDX-0159 in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions. In February of 2021, we announced that we plan to expand clinical development of CDX-0159 into prurigo nodularis (PN), a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There are currently no FDA approved therapies for PN, representing an area of significant unmet need. Celldex anticipates initiating the study in PN in the fourth quarter of 2021.
Manufacturing activities are also progressing as planned to support the introduction of the CDX-0159 subcutaneous formulation into the clinical program in the third quarter of 2021.
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

Prior data presented at Society for Immunotherapy of Cancer’s (SITC) 34th Annual Meeting in November 2019. established the maximum tolerated dose (MTD) and recommended dose for continued study at 1.5 mg/kg — one of the highest systemic dose levels in the CD40 agonist class. Clinical activity both as a monotherapy and in combination with CDX-301 were also reported for CDX-1140 at varying doses, including an unconfirmed partial response (uPR) and tumor cavitation. At SITC 2020, analysis was focused on patients treated at the MTD and recommended dose of 1.5 mg/kg. 41 patients (n=25 monotherapy; n=16 in combination with CDX-301) had been treated at the 1.5 mg/kg dose at the time of data cutoff; 29 patients had post-treatment scans performed and five patients had not reached their first post-treatment response assessment. In addition, preliminary safety data from the combination cohort with pembrolizumab (n=9; 4 at 0.72 mg/kg and 5 at 1.5 mg/kg CDX-1140) were also presented. CDX-1140 monotherapy and in combination with CDX-301 or pembrolizumab was generally well tolerated with mostly grade 1 or grade 2 drug related adverse events. Activity at 1.5mg/kg dose of CDX-1140 to date included:
•
An ongoing (6+ months) complete response (CR) in a patient with follicular lymphoma treated with CDX-1140 in combination with CDX-301;

•
Notable tumor shrinkage and/or necrosis in 6 patients with squamous cell head and neck cancer (SCCHN), including extensive tumor cavitation/necrosis of a large baseline protruding neck mass associated with decreased tumor pain in a patient; and,

•
Stable disease (n=10) for 11 to 32 weeks.

CDX-1140 at the recommended dose of 1.5 mg/kg provided good systemic exposure that enhanced the distribution into tissues and tumor and resulted in marked changes in the tumor microenvironment (TME) consistent with a more inflammatory and less immunosuppressive state as demonstrated by gene expression analysis. Interferon signaling and cytotoxicity pathways were most highly upregulated, while immunosuppression via TGFb signaling and metastatic pathways were downregulated, marking the first clear demonstration in patients of biological activity within the TME for a systemically administered agonist anti-CD40 mAb. Pre-treatment of patients with CDX-301 greatly increased the number of circulating dendritic cells prior to CDX-1140 administration and peripheral blood mononuclear cells (PBMCs) isolated from CDX-301 pretreated patients were more responsive to CDX-1140 than PBMCs from non-pretreated patients.
Two combination cohorts are ongoing. A combination of CDX-1140 with pembrolizumab has completed the safety run-in and expansion cohorts in patients with checkpoint-refractory squamous cell head and neck cancer and non-small cell lung cancer is enrolling patients. A combination of CDX-1140 with gemcitabine/nab-paclitaxel in patients with previously untreated metastatic pancreatic adenocarcinoma is also enrolling patients. We are also exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140.
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
In August 2020, we announced the initiation of a Phase 1 dose-escalation study in up to ~90 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase and to recommend a dose level for further study in the subsequent expansion phase. The expansion is designed to further evaluate the tolerability, and biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types. Enrollment is ongoing.
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

•
discount rates

Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. During the fourth quarter of 2020, we evaluated the TAM program IPR&D asset for potential impairment as a result of changes in projected development and regulatory timelines related to the program. We concluded that the TAM IPR&D asset was partially impaired, and a non-cash impairment charge of $14.5 million was recorded in the fourth quarter of 2020. As a result of the discontinuation of the CDX-3379 program in the second quarter of 2020, we concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the second quarter of 2020. We performed an annual impairment test of the remaining IPR&D assets during the fourth quarter of 2020 and concluded that the IPR&D assets were not impaired.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2020 compared with Year Ended December 31, 2019
	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2020	2019	$	%
	(In thousands)
Revenues:
Product development and licensing agreements	$2,301	$473	$1,828	386%
Contracts and grants	5,117	3,100	2,017	65%
Total revenues	$7,418	$3,573	$3,845	108%
Operating expenses:
Research and development	42,534	42,672	(138)	—%
General and administrative	14,456	15,426	(970)	(6)%
Intangible asset impairment	18,000	—	18,000	n/a
Other asset impairment	—	1,800	(1,800)	(100)%
Gain on fair value remeasurement of contingent consideration	(4,218)	(1,294)	2,924	226%
Total operating expenses	70,772	58,604	12,168	21%
Operating loss	(63,354)	(55,031)	8,323	15%
Investment and other income, net	2,407	4,153	(1,746)	(42)%
Net loss before income tax benefit	(60,947)	(50,878)	10,069	20%
Income tax benefit	1,167	—	1,167	n/a
Net loss	$(59,780)	$(50,878)	$8,902	17%
Net Loss
The $8.9 million increase in net loss for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily the result of an increase in non-cash intangible asset impairment expense, partially offset by an increase in revenue and an increase in the gain on fair value remeasurement of contingent consideration.
Revenue
The Company’s agreement with Rockefeller University, as amended, (the “Rockefeller Agreement”) provides for the Company to perform manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). The $1.8 million increase in product development and licensing agreements revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the $1.8 million received from the Rockefeller Transaction. The $2.0 million increase in contracts and grants revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily related to an increase in services performed under our contract manufacturing and research and development agreements with Rockefeller University and Gilead Sciences, partially offset by a decrease in services performed under our manufacturing and research and development agreement with Duke University. We expect revenue to decrease over the next twelve months as a result of a decrease in revenue from product development and licensing agreements.
Research and Development Expense
Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended December 31,		Increase/ (Decrease)
	2020	2019	$	%
	(In thousands)
Personnel	$21,896	$21,410	$486	2%
Laboratory supplies	4,393	4,249	144	3%
Facility	6,367	6,790	(423)	(6)%
Product development	6,233	6,136	97	2%
Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.4 million increase in personnel expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to an increase in bonus expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.
Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million increase in laboratory supply expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.
Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.4 million decrease in facility expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to lower rent and depreciation expense. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.
Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $0.1 million increase in product development expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to an increase in clinical trial and contract manufacturing expenses of $1.2 million, partially offset by a decrease in contract research expenses of $1.0 million. We expect product development expenses to increase over the next twelve months as a result of higher clinical trial, contract research, and contract manufacturing expenses.
General and Administrative Expense
The $1.0 million decrease in general and administrative expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due lower stock-based compensation expense and lower facility expenses as a result of the consolidation our Massachusetts lab and manufacturing facilities in the second quarter of 2020. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.
Intangible Asset Impairment
We evaluated the TAM program IPR&D asset for potential impairment as a result of changes in projected development and regulatory timelines related to the program in the fourth quarter of 2020. We concluded that the TAM program IPR&D asset was partially impaired, and a non-cash impairment charge of $14.5 million was recorded in the fourth quarter of 2020. We evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. We concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the second quarter of 2020.
Other Asset Impairment
We concluded that the Company’s investment in an undisclosed private company was impaired as a result of a deterioration in the private company’s financial condition and recorded a non-cash impairment charge of $1.8 million during the first quarter of 2019.

Gain on Fair Value Remeasurement of Contingent Consideration
The $4.2 million gain on fair value remeasurement of contingent consideration for the year ended December 31, 2020 was primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program partially offset by changes in discount rates and the passage of time.
Investment and Other Income, Net
The $1.7 million decrease in investment and other income, net for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to lower interest rates on fixed income investments and lower other income related to our sale of New Jersey tax benefits. We expect investment income to decrease over the next twelve months due to lower other income related to our sale of New Jersey tax benefits.
Income Tax Benefit
A $1.2 million non-cash income tax benefit was recorded for the year ended December 31, 2020 related to the partial impairment of the TAM program IPR&D asset in the fourth quarter of 2020 and the full impairment of the CDX-3379 IPR&D asset in the second quarter of 2020.
Year Ended December 31, 2019 compared with Year Ended December 31, 2018
	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2019	2018	$	%
	(In thousands)
Revenues:
Product development and licensing agreements	$473	$3,341	$(2,868)	(86)%
Contracts and grants	3,100	6,197	(3,097)	(50)%
Total revenues	$3,573	$9,538	$(5,965)	(63)%
Operating expenses:
Research and development	42,672	66,449	(23,777)	(36)%
General and administrative	15,426	19,269	(3,843)	(20)%
Goodwill impairment	—	90,976	(90,976)	(100)%
Intangible asset impairment	—	18,677	(18,677)	(100)%
Other asset impairment	1,800	—	1,800	n/a
Gain on fair value remeasurement of contingent consideration	(1,294)	(29,621)	(28,327)	(96)%
Amortization of acquired intangible assets	—	224	(224)	(100)%
Total operating expenses	58,604	165,974	(107,370)	(65)%
Operating loss	(55,031)	(156,436)	(101,405)	(65)%
Investment and other income, net	4,153	4,487	(334)	(7)%
Net loss before income tax benefit	(50,878)	(151,949)	(101,071)	(67)%
Income tax benefit	—	765	(765)	(100)%
Net loss	$(50,878)	$(151,184)	$(100,306)	(66)%
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
At December 31, 2020, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $194.4 million. We have had recurring losses and incurred a loss of $59.8 million for the year ended December 31, 2020. Net cash used in operations for the year ended December 31, 2020 was $40.4 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2020 are sufficient to meet estimated working capital requirements and fund planned operations through 2023. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.
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
Operating Activities
Net cash used in operating activities was $40.4 million for the year ended December 31, 2020 compared to $46.4 million for the year ended December 31, 2019. The decrease in net cash used in operating activities was primarily due to an increase in revenue and decreases in both general and administrative and research and development expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.
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
Investing Activities
Net cash used in investing activities was $98.2 million for the year ended December 31, 2020 compared to net cash provided by investing activities of $17.1 million for the year ended December 31, 2019. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2020 of $96.7 million as compared to net sales and maturities of marketable securities of $17.8 million for the year ended December 31, 2019. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis based on the amount of cash provided by financing activities and/or new partnerships.
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
Financing Activities
Net cash provided by financing activities was $171.2 million for the year ended December 31, 2020 compared to $16.3 million for the year ended December 31, 2019. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $171.2 million during the year ended December 31, 2020 compared to $16.3 million for the year ended December 31, 2019.
Net cash provided by financing activities was $16.3 million for the year ended December 31, 2019 compared to $29.4 million for the year ended December 31, 2018. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $16.3 million during the year ended December 31, 2019 compared to $29.4 million for the year ended December 31, 2018.
Equity Offerings
In November 2020, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement.
In May 2016, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock from time to time through Cantor, acting as agent. During the years ended December 31, 2020, 2019 and 2018, we issued 7.1 million, 5.0 million and 2.7 million shares of common stock, respectively, under the agreement with Cantor resulting in net proceeds of $29.4 million, $16.2 million and $29.0 million, respectively, after deducting commission and offering expenses. At December 31, 2020, we had $50.0 million remaining in aggregate gross offering price available under our November 2020 prospectus supplement.
In June 2020, the Company issued 15,384,614 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $141.4 million, after deducting underwriting fees and offering expenses.
AGGREGATE CONTRACTUAL OBLIGATIONS
We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2020 such contingencies have not been recorded in our financial statements. We expect to incur approximately $0.1 million of license and milestone payments in 2021.
The following table summarizes our contractual obligations (not including contingent royalty and milestone payments as described above) at December 31, 2020 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future years. These obligations, commitments and supporting arrangements represent expected payments based on current operating forecasts, which are subject to change:
	Total	2021	2022 – 2023	2024 – 2025	Thereafter
	(In thousands)
Contractual obligations(1)(2):	$2,891	$2,891	$—	$—	$—
Total contractual obligations(3)	$2,891	$2,891	$—	$—	$—

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
(2)
The merger agreement between us and Kolltan (“Merger Agreement”) provides that we will be required to pay Kolltan’s former stockholders contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of December 31, 2020, we believe that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones. We have previously sent abandonment notices to the representative of Kolltan's former stockholders with respect to each of the abandoned Kolltan Milestones, and the representative subsequently objected to the abandonment notices for CDX-3379 and CDX-0158. We disagree with their objection and believe their objection to be without merit. We have filed a Verified Complaint in the Court of Chancery of the State of Delaware seeking declaratory relief with respect to the rights and obligations of the parties relating to certain contingent milestone payments under the Merger Agreement relating to the discontinued CDX-0158 program. At this time, we are unable to reasonably assess the ultimate outcome of our litigation with the representative of Kolltan’s former stockholders over its objection to our abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any. Further, there are disagreements between that representative and us with respect to our abandonment notice related to the discontinued CDX-3379 program, which could result in litigation. Because the timing and certainty of these milestones being achieved and the outcome of litigation with the representative of Kolltan’s former stockholders is unknown, these potential future obligations are not included within the table.

(3)
Refer to Note 7, “Leases,” in the accompanying notes to the financial statements for details on future minimum lease payments that will become due under non-cancellable leases.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the financial statements for a discussion of recent accounting pronouncements.
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
We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2020 due to the short-term maturities of these instruments.

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Contingent Consideration Liabilities
As described in Notes 2 and 4 to the consolidated financial statements, contingent consideration resulting from a business combination is recorded at fair value on the acquisition date and is revalued on a quarterly basis, with increases or decreases in their fair value as an adjustment to operating earnings. As of and for the year ended December 31, 2020, management recorded total contingent consideration liabilities of $8.3 million and a gain on fair value remeasurement of contingent consideration of $4.2 million. The valuation technique used to measure fair value of the Company’s contingent consideration liabilities was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in the Company’s estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.
The principal considerations for our determination that performing procedures relating to the fair value of contingent consideration liabilities is a critical audit matter are the significant judgment by management when estimating the fair value of these contingent obligations, including a high degree of estimation uncertainty in evaluating the discount rate, the timing and probability of success of achieving development or commercial milestones, and changes in the probability of success associated with achieving clinical events or regulatory approval. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the fair value of contingent consideration liabilities. Also, the evaluation of audit evidence available to support the fair value of the contingent consideration liabilities is complex and resulted in significant auditor judgment as the nature of the evidence is highly subjective and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the fair value of contingent consideration liabilities; evaluating the appropriateness of the valuation technique used and the reasonableness of significant assumptions used by management related to the discount rates, accretion of the discount rates due to the passage of time, changes in the Company’s estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. Evaluating management’s assumptions related to discount rates, accretion of the discount rates due to the passage of time, changes in the Company’s estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval involved evaluating whether the assumptions used by management were reasonable considering the agreements associated with the transaction, the consistency with industry studies, historical data, and the stage of product development. Professionals with specialized skill and knowledge were used in the evaluation of management’s valuation technique and the discount rate assumption.
Indefinite-lived In-process Research and Development Intangible TAM Asset Impairment Assessment
As described in Notes 2 and 8 to the consolidated financial statements, indefinite-lived in-process research and development (IPR&D) intangible assets acquired in a business combination are recorded at fair value on the acquisition date until the project is completed or impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is recorded. Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. As of December 31, 2020, the carrying value of the indefinite-lived intangible assets was $30.7 million. For the year ended December 31, 2020, management recorded impairment adjustments of $18.0 million, $14.5 million of which relates to the TAM IPR&D asset. The valuation technique used to measure fair value of the IPR&D TAM asset was primarily a discounted cash flow approach. Management determines the fair value of the indefinite-lived IPR&D TAM intangible asset based primarily on the (i) probability of success; (ii) probability of partnership; (iii) partnership milestones; and (iv) discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived IPR&D intangible TAM asset impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value estimate of the indefinite-lived IPR&D TAM asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the probability of success, probability of partnership, partnership milestones, and discount rate. The audit effort also involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the fair value estimate and evaluating the appropriateness of the discounted cash flow analysis, testing the completeness and accuracy of the underlying data used in the analysis, and evaluating the reasonableness of the assumptions related to probability of success, probability of partnership, partnership milestones and discount rate. Evaluating management’s assumptions related to probability of success, probability of partnership, partnership milestones and discount rate involved evaluating whether the assumptions used by management were reasonable considering their consistency with data from external sources and the stage of product development. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s discounted cash flow analysis and evaluating the reasonableness of the assumptions used in the technique.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 29, 2021
We have served as the Company’s auditor since 2008.

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$43,836	$11,232
Marketable securities	150,586	53,151
Accounts and other receivables	1,802	1,015
Prepaid and other current assets	1,619	1,300
Total current assets	197,843	66,698
Property and equipment, net	3,815	4,031
Operating lease right-of-use assets, net	3,449	3,473
Intangible assets, net	30,690	48,690
Other assets	41	41
Total assets	$235,838	$122,933
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,048	$1,174
Accrued expenses	8,459	6,499
Current portion of operating lease liabilities	1,327	1,944
Current portion of long-term liabilities	3,372	2,026
Total current liabilities	14,206	11,643
Long-term portion of operating lease liabilities	2,154	1,713
Other long-term liabilities	10,121	15,551
Total liabilities	26,481	28,907
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 39,603,771 and 16,972,077 shares issued and outstanding at December 31, 2020 and 2019, respectively	40	17
Additional paid-in capital	1,279,824	1,104,706
Accumulated other comprehensive income	2,589	2,619
Accumulated deficit	(1,073,096)	(1,013,316)
Total stockholders’ equity	209,357	94,026
Total liabilities and stockholders’ equity	$235,838	$122,933
The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues:
Product development and licensing agreements	$2,301	$473	$3,341
Contracts and grants	5,117	3,100	6,197
Total revenues	7,418	3,573	9,538
Operating expenses:
Research and development	42,534	42,672	66,449
General and administrative	14,456	15,426	19,269
Goodwill impairment	—	—	90,976
Intangible asset impairment	18,000	—	18,677
Other asset impairment	—	1,800	—
Gain on fair value remeasurement of contingent consideration	(4,218)	(1,294)	(29,621)
Amortization of acquired intangible assets	—	—	224
Total operating expenses	70,772	58,604	165,974
Operating loss	(63,354)	(55,031)	(156,436)
Investment and other income, net	2,407	4,153	4,487
Net loss before income tax benefit	$(60,947)	$(50,878)	$(151,949)
Income tax benefit	1,167	—	765
Net loss	$(59,780)	$(50,878)	$(151,184)
Basic and diluted net loss per common share	$(2.02)	$(3.51)	$(14.48)
Shares used in calculating basic and diluted net loss per share	29,640	14,507	10,442
Comprehensive loss:
Net loss	$(59,780)	$(50,878)	$(151,184)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(30)	36	19
Comprehensive loss	$(59,810)	$(50,842)	$(151,165)
The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	9,234,693	$9	$1,046,313	$2,564	$(812,517)	$236,369
Shares issued under stock option and employee stock purchase plans	16,047	—	419	—	—	419
Shares issued in connection with at the market agreement	2,702,660	3	29,019	—	—	29,022
Shares issued in connection with Kolltan severance	4,235	—	71	—	—	71
Stock-based compensation	—	—	8,081	—	—	8,081
Unrealized gain on marketable securities	—	—	—	19	—	19
Adoption of ASC 606	—	—	—	—	1,263	1,263
Net loss	—	—	—	—	(151,184)	(151,184)
Balance at December 31, 2018	11,957,635	$12	$1,083,903	$2,583	$(962,438)	$124,060
Shares issued under stock option and employee stock purchase plans	3,285	—	9	—	—	9
Shares issued in connection with at the market agreement	5,011,157	5	16,243	—	—	16,248
Stock-based compensation	—	—	4,551	—	—	4,551
Unrealized gain on marketable securities	—	—	—	36	—	36
Net loss	—	—	—	—	(50,878)	(50,878)
Balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026
Shares issued under stock option and employee stock purchase plans	122,076	—	434	—	—	434
Shares issued in connection with at the market agreement	7,125,004	8	29,423	—	—	29,431
Shares issued in underwritten public offering	15,384,614	15	141,346	—	—	141,361
Stock-based compensation	—	—	3,915	—	—	3,915
Unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(59,780)	(59,780)
Balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(59,780)	$(50,878)	$(151,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,929	4,858	3,577
Amortization of intangible assets	—	—	224
Amortization and premium of marketable securities, net	(729)	(1,140)	(1,048)
(Gain) loss on sale or disposal of assets	(55)	11	1,220
Goodwill impairment	—	—	90,976
Intangible asset impairment	18,000	—	18,677
Other asset impairment	—	1,800	—
Gain on fair value remeasurement of contingent consideration	(4,218)	(1,294)	(29,621)
Non-cash income tax benefit	(1,167)	—	(765)
Stock-based compensation expense	3,915	4,551	8,081
Changes in operating assets and liabilities:
Accounts and other receivables	(787)	2,274	(777)
Prepaid and other current assets	(334)	362	1,783
Other assets	—	(39)	—
Accounts payable and accrued expenses	1,638	(321)	(13,110)
Other liabilities	(816)	(6,599)	(3,268)
Net cash used in operating activities	(40,404)	(46,415)	(75,235)
Cash flows from investing activities:
Sales and maturities of marketable securities	123,600	113,173	201,469
Purchases of marketable securities	(220,321)	(95,382)	(171,182)
Acquisition of property and equipment	(1,552)	(731)	(813)
Proceeds from sale or disposal of assets	55	20	342
Net cash (used in) provided by investing activities	(98,218)	17,080	29,816
Cash flows from financing activities:
Net proceeds from stock issuances	170,792	16,248	29,022
Proceeds from issuance of stock from employee benefit plans	434	9	419
Issuance of term loan	2,962	—	—
Payment of term loan	(2,962)	—	—
Net cash provided by financing activities	171,226	16,257	29,441
Net increase (decrease) in cash and cash equivalents	32,604	(13,078)	(15,978)
Cash and cash equivalents at beginning of period	11,232	24,310	40,288
Cash and cash equivalents at end of period	$43,836	$11,232	$24,310
Non-cash investing activities
Accrued construction in progress	$221	$25	$107
Non-cash supplemental disclosure
Shares issued to former Kolltan executive for settlement of severance	$—	$—	$71
The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(1) Nature of Business and Overview
Celldex Therapeutics, Inc. (the “Company” or “Celldex”) is a biopharmaceutical company dedicated to developing therapeutic monoclonal and bispecific antibodies that address diseases for which available treatments are inadequate. The Company is primarily focusing its efforts and resources on the continued research and development of CDX-0159, CDX-1140 and CDX-527.
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
At December 31, 2020, the Company had cash, cash equivalents and marketable securities of $194.4 million. The Company has had recurring losses and incurred a loss of $59.8 million for the year ended December 31, 2020. Net cash used in operations for the year ended December 31, 2020 was $40.4 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-K will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.
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
In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to hundreds of countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, various states, including New Jersey, Massachusetts and Connecticut, where the Company has office, research and manufacturing facilities, have placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. To date, the Company has not experienced significant delays or disruptions in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our Intangible (IPR&D) assets with a carrying value of $30.7 million at December 31, 2020.
(2) Summary of Significant Accounting Policies
Basis of Presentation
The balance sheets and statements of operations and comprehensive loss, stockholders’ equity, and cash flows, are consolidated for the years ended December 31, 2020, 2019 and 2018. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist principally of money market funds and debt securities.
Marketable Securities
The Company invests its excess cash balances in marketable securities, including municipal bond securities, U.S. government agency securities, and highly rated corporate bonds. The Company classifies all of its marketable securities as current assets on the balance sheets because they are available-for-sale and available to fund current operations. Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is reclassified from accumulated other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.
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
Revenue from Rockefeller University and Gilead Sciences represented 85% of total Company revenue for the year ended December 31, 2020. Combined revenue from Rockefeller University and Duke University represented 74% of total Company revenue for the year ended December 31, 2019 and combined revenue from BMS, Rockefeller University and International AIDS Vaccine Initiative represented 86% of total Company revenue for the year ended December 31, 2018.
The Company relies on contract manufacturing organizations (CMO) to manufacture drug substance and drug product as well as for future commercial supplies. The Company also relies on CMOs for supply of raw materials as well as filling, packaging, storing and shipping our drug products. The Company relies on third-party collaborators to develop companion diagnostic tests.
Fair Value Measurements
The Company has certain assets and liabilities that are measured at fair value in the financial statements. The Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company’s assumptions about how market participants would price assets and liabilities) when measuring the fair value of its assets and liabilities. These assets and liabilities are classified into one of three levels of the following fair value hierarchy as defined by U.S. GAAP:
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
Property and Equipment
Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over five years, and computer equipment is depreciated over three years. Manufacturing equipment is depreciated over seven to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the non-cancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and any resulting gain or loss is reflected in the Company’s statements of operations and comprehensive loss.
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
Leases
On January 1, 2019, the Company adopted a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements (ASC 842). The new standard was adopted using the modified retrospective transition method, which requires the Company to apply the standard as of the effective date and does not require restatement of prior periods. The Company elected to apply the package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. Adoption of this standard did not have a material impact on the Company’s Consolidated Statement of Operations and Comprehensive Loss or Statement of Cash Flow, however, upon adoption, the Company recorded right-of-use assets of $3.8 million and lease liabilities of $4.7 million on its Consolidated Balance Sheet related to the Company’s operating leases.

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to five years and may include one or more options to renew or terminate early.
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
Contingent Consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the (i) timing and probability of success of clinical events or regulatory approvals; (ii) timing and probability of success of meeting clinical and commercial milestones; and (iii) discount rates. The Company’s contingent consideration liabilities arose in connection with its acquisition of Kolltan. On a quarterly basis, the Company revalues these obligations and records increases or decreases in their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in the Company’s estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.
Intangible Assets
IPR&D assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. The valuation model used to measure the fair value of the Company’s IPR&D assets was primarily a discounted cash flow approach. The assumptions used in determining the fair value of the Company’s IPR&D assets include (i) probability of success; (ii) probability of partnership; (iii) partnership milestones; and (iv) discount rate. These assets are capitalized on the Company’s balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs.
Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that the IPR&D asset is impaired and whether it is necessary to perform a quantitative impairment test.

Intangible assets acquired in a business combination with a finite life are recorded at fair value and amortized over the greater of economic consumption or on a straight-line basis over their estimated useful life.
Goodwill
The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis or when impairment indicators are present. The Company has the option to assess qualitative factors to determine if it is more likely than not that goodwill is impaired and whether it is necessary to perform a quantitative single-step goodwill impairment test. As a result of the discontinuation of the Glemba program, the Company evaluated goodwill for potential impairment in the first quarter of 2018. It was determined that the goodwill asset was fully impaired and an impairment charge of $91.0 million was recorded.
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
Revenue Recognition
On January 1, 2018, the Company adopted a new revenue accounting standard, “Revenue from Contracts with Customers” (ASC 606). Upon adoption using the modified retrospective application, the Company recognized a $1.3 million decrease to accumulated deficit, a $0.8 million decrease in deferred revenue and $0.5 million increase in accounts receivable due to the cumulative impact of adopting ASC 606. This impact was driven by the acceleration of revenue using a percentage-of-completion method of accounting under ASC 606 for an open contract that had previously been accounted for using the Contingency Adjusted Performance Model (“CAPM”) under previous guidance. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. There were no significant changes to the Company’s business processes, systems or internal controls as a result of adopting the new standard. Revenue recognition remained largely unchanged under the new standard.
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
Stock-Based Compensation
The Company records stock-based compensation expense for all stock-based awards made to employees, directors and non-employees based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjusts, if necessary, to reflect actual forfeitures. Compensation expense for all stock-based awards is recognized using the straight-line method over the term of vesting or performance.
Foreign Currency Translation
Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2020 and 2019, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2020, 2019 and 2018.
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
	Year Ended December 31,
	2020	2019	2018
Stock options	3,042,229	1,699,202	866,132
Restricted stock	—	1,110	3,552
	3,042,229	1,700,312	869,684
Newly-Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted a new accounting standard that modifies certain disclosure requirements for fair value measurements. For instance, the Company is required to disclose weighted average information for significant unobservable inputs for all Level 3 fair value measurements. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 4 for the disclosures related to the Company’s level 3 fair value measurements.
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
(3) Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2020 are summarized below:
	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2019	$23	$2,596	$2,619
Other comprehensive loss	(30)	—	(30)
Balance at December 31, 2020	$(7)	$2,596	$2,589
No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2020, 2019 and 2018.
(4) Fair Value Measurements
The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:
	As of December 31, 2020	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$35,066	—	$35,066	—
Marketable securities	150,586	—	150,586	—
	$185,652	—	$185,652	—
Liabilities:
Kolltan acquisition contingent consideration	$8,267	—	—	$8,267
	$8,267	—	—	$8,267

	As of December 31, 2019	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds and cash equivalents	$4,024	—	$4,024	—
Marketable securities	53,151	—	53,151	—
	$57,175	—	$57,175	—
Liabilities:
Kolltan acquisition contingent consideration	$12,485	—	—	$12,485
	$12,485	—	—	$12,485
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
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2020 (in thousands):
Other Liabilities: Contingent Consideration
Balance at December 31, 2019	$12,485
Fair value adjustments included in operating expenses	(4,218)
Balance at December 31, 2020	$8,267
The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016 (Note 17), was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of December 31, 2020, the weighted average discount rate used in calculating the fair value of contingent consideration was 8.1% (with a range of 8.0% to 9.0%) and the weighted average amount of time until the conditions of the milestone payments are met was 4 years.
During the year ended December 31, 2020, the Company recorded a $4.2 million gain on fair value remeasurement of contingent consideration, primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program partially offset by changes in discount rates and the passage of time. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.
The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2020 and 2019.

(5) Marketable Securities
The following is a summary of marketable debt securities, classified as available-for-sale:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2020
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$40,328	$3	$(2)	$40,329
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$40,328	$3	$(2)	$40,329
Corporate debt securities
Maturing in one year or less	$110,265	$2	$(10)	$110,257
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$110,265	$2	$(10)	$110,257
Total marketable securities	$150,593	$5	$(12)	$150,586
December 31, 2019
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$18,509	$13	$—	$18,522
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$18,509	$13	$—	$18,522
Corporate debt securities
Maturing in one year or less	$34,619	$13	$(3)	$34,629
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$34,619	$13	$(3)	$34,629
Total marketable securities	$53,128	$26	$(3)	$53,151
The Company holds investment grade marketable securities, and none were considered to be other-than-temporarily impaired as of December 31, 2020. Marketable securities include $0.2 million in accrued interest at December 31, 2020 and December 31, 2019.
(6) Property and Equipment, Net
Property and Equipment, Net includes the following:
	December 31, 2020	December 31, 2019
	(In thousands)
Laboratory equipment	$8,566	$8,622
Manufacturing equipment	2,630	2,510
Office furniture and equipment	3,409	3,873
Leasehold improvements	10,103	17,238
Construction in progress	344	191
Total property and equipment	25,052	32,434
Less: accumulated depreciation and amortization	(21,237)	(28,403)
Property and equipment, net	$3,815	$4,031

Depreciation and amortization expense related to property and equipment was $2.0 million, $2.7 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(7) Leases
The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to five years and may include one or more options to renew or terminate early.
During the year ended December 31, 2020, the Company recorded right of use assets and lease liabilities of $1.9 million related to new leases and lease extensions. During the first quarter of 2019, the Company amended its Hampton, New Jersey lease to eliminate 16,200 square feet of space and extend the remaining 33,400 square feet of space for an additional five-year term with an early termination option after three years. This resulted in an increase to the Company’s right-of-use assets and lease liabilities of $1.4 million during the first quarter of 2019 for the initial 3 years related to the amendment.
Operating lease expense was $2.3 million and $2.5 million for years ended December 31, 2020 and 2019, respectively. Variable lease expense was $1.2 million and $1.5 million for years ended December 31, 2020 and 2019, respectively. Under the prior lease accounting guidance, the Company recorded total operating lease expense and variable lease expense of $4.0 million for the year ended December 31, 2018. Cash paid for amounts included in the measurement of operating lease liabilities was $2.4 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 10.4%, compared to a weighted-average remaining lease term of 2 years and weighted average discount rate of 11% as of December 31, 2019.
Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:
2021	$1,620
2022	1,615
2023	698
Total lease payments	3,933
Less imputed interest	(452)
Present value of operating lease liabilities	$3,481
(8) Intangible Assets and Goodwill
Intangible Assets, Net
The Company’s finite-lived intangible assets consisted solely of license rights amended under a 2009 agreement with Amgen Fremont related to developing and commercializing Glemba. As a result of the discontinuation of the Glemba program, the Company concluded that the finite-lived intangible asset was fully impaired and a non-cash impairment charge of $6.9 million was recorded in the first quarter of 2018. Amortization expense for finite intangible assets was $0.2 million for the year ended December 31, 2018 and $0.0 million for the years ended December 31, 2020 and 2019.
At December 31, 2020 and 2019, the carrying value of the Company’s indefinite-lived intangible assets was $30.7 million and $48.7 million, respectively. At December 31, 2020, indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including CDX-0159) and the TAM program, a broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AXL and MerTK. CDX-0159 is in Phase 1 development and the TAM program is in preclinical development. As of December 31, 2020, no IPR&D asset had reached technological feasibility nor did any have alternative future uses.
Each IPR&D asset is assessed for impairment at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. During the fourth quarter of 2020, the Company prioritized its preclinical resources towards ILT4 and non-oncology bispecific antibody programs based on recent data supporting their value. The Company also decided that although it had developed promising data for the AxL target within the TAM program, it will focus its efforts on out-licensing opportunities for its TAM program. As a result, the Company evaluated the TAM program IPR&D asset for potential impairment as a result of changes in projected development and regulatory timelines related to the program. As part of this evaluation, the present value of probability adjusted estimated net future cash flows was used to determine the fair value of the program. The Company concluded that the TAM IPR&D asset was partially impaired, and a non-cash impairment charge of $14.5 million was recorded in the fourth quarter of 2020. The Company evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. The Company concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded during the second quarter of 2020. In the first quarter of 2018, as a result of the discontinuation of the Glemba program, the Company concluded that the Glemba IPR&D asset was fully impaired and a non-cash impairment charge of $11.8 million was recorded. The Company performed its annual impairment test of the remaining IPR&D assets during the fourth quarter of 2020 and concluded that the IPR&D assets were not impaired. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.
Goodwill
In the first quarter of 2018, the Company’s goodwill was evaluated for potential impairment due to the discontinuation of the Glemba program and it was determined that the carrying amount of the Company exceeded its fair value by over $91.0 million. As such, the Company concluded that the goodwill asset was fully impaired and a non-cash impairment charge of $91.0 million was recorded during the first quarter of 2018.
(9) Accrued Expenses
Accrued expenses include the following:
	December 31, 2020	December 31, 2019
	(In thousands)
Accrued payroll and employee benefits	$6,113	$4,575
Accrued research and development contract costs	1,590	1,186
Accrued professional fees	421	400
Other accrued expenses	335	338
	$8,459	$6,499
(10) Other Long-Term Liabilities
Other long-term liabilities include the following:
	December 31, 2020	December 31, 2019
	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 15)	$1,840	$3,007
Deferred income from sale of tax benefits	—	1,831
Contingent milestones (Note 4)	8,267	12,485
Deferred revenue (Note 13)	3,386	254
Total	13,493	17,577
Less current portion	(3,372)	(2,026)
Long-term portion	$10,121	$15,551

In November 2015, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million to an independent third party for $9.2 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.8 million, $2.4 million and $2.5 million to other income related to the sale of these tax benefits, respectively.
(11) Stockholders’ Equity
Common Stock
In November 2020, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement.
In May 2016, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. During the years ended December 31, 2020, 2019 and 2018, the Company issued 7.1 million, 5.0 million and 2.7 million shares of its common stock, respectively, under the agreement with Cantor resulting in net proceeds to the Company of $29.4 million, $16.2 million and $29.0 million, respectively, after deducting commission and offering expenses. At December 31, 2020, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus supplement.
In June 2020, the Company issued 15,384,614 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $141.4 million, after deducting underwriting fees and offering expenses.
Convertible Preferred Stock
At December 31, 2020, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the “Series C-1 Preferred Stock”). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2020 or 2019.
(12) Stock-Based Compensation
The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”) and the 2008 Stock Option and Incentive Plan (the “2008 Plan”).
Employee Stock Purchase Plan
At December 31, 2020, a total of 276,666 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2020, 2019 and 2018, the Company issued 39,817, 3,507 and 9,524 shares under the 2004 ESPP Plan, respectively. At December 31, 2020, 210,342 shares were available for issuance under the 2004 ESPP Plan.
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
At December 31, 2020, the 2008 Plan allowed for a maximum of 4,133,333 shares of common stock to be issued for grants of new awards until June 9, 2025 and grants of incentive stock options until April 16,

2025. The Company’s Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2008 Plan.
A summary of stock option activity for the year ended December 31, 2020 is as follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at December 31, 2019	1,699,202	$44.87	8.0
Granted	1,512,675	$10.53
Exercised	(78,259)	$4.57
Canceled	(91,389)	$41.86
Options outstanding at December 31, 2020	3,042,229	$28.93	8.2
Options vested and expected to vest at December 31, 2020	2,881,532	$30.04	8.2
Options exercisable at December 31, 2020	907,982	$76.39	6.2
Shares available for grant under the 2008 Plan	898,977
The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $0.0 million and $0.0 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $8.08, $2.08 and $6.60, respectively. The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $2.4 million, $4.9 million and $8.0 million, respectively.
The aggregate intrinsic value of stock options outstanding at December 31, 2020 was $24.7 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2020 was $23.3 million. As of December 31, 2020, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $11.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 3.0 years.
Restricted Stock
A summary of restricted stock activity under the 2008 Plan for the year ended December 31, 2020 is as follows:
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2019	1,110	$34.83
Granted	—	$—
Vested	(1,110)	$34.83
Canceled	—	$—
Outstanding and unvested at December 31, 2020	—	$—
Valuation and Expenses Information
Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was recorded as follows:

	2020	2019	2018
	(In thousands)
Research and development	$1,933	$2,053	$3,874
General and administrative	1,982	2,498	4,207
Total stock-based compensation expense	$3,915	$4,551	$8,081
The fair values of employee and director stock options granted during the years ended December 31, 2020, 2019 and 2018 were valued using the Black-Scholes option pricing model with the following assumptions:
	2020	2019	2018
Expected stock price volatility	91 – 98%	90 – 91%	73 – 85%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	0.5 – 0.7%	1.6 – 2.5%	2.8 – 3.1%
Expected dividend yield	None	None	None
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
(13) Revenue
Product Development and Licensing Revenue
The Company’s agreement with Rockefeller University, as amended, (the “Rockefeller Agreement”) provides for the Company to perform manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). Pursuant to the Rockefeller Agreement, the Company received an upfront payment of $1.8 million as a result of the Rockefeller Transaction which was recorded to revenue during the first quarter of 2020. The Company is eligible to receive additional payments from Rockefeller University if this portfolio progresses through clinical and commercial development.
The Company entered into a clinical collaboration agreement with BMS in 2014 to evaluate the safety, tolerability and preliminary efficacy of varlilumab and Opdivo®, BMS’s PD-1 immune checkpoint inhibitor, in a Phase 1/2 study. Under this agreement, BMS made an upfront payment to Celldex of $5.0 million and provides funding for 50% of the external costs incurred by the Company in connection with the clinical trial. The performance obligations under the collaboration agreement consist of intellectual property licenses and the performance of research and development services. The Company determined that the performance obligations were not separately identifiable and were not distinct (and did not have standalone value) due to the specialized nature of the services to be provided, the dependent relationship between the performance obligations and the Company’s proprietary technology that makes them uniquely qualified to perform the R&D services. Therefore, the Company concluded that the collaboration agreement has a single identified or combined performance obligation. As of December 31, 2020, deferred revenue related to the Company’s remaining performance obligation under this arrangement was $0.0 million. The Company recorded $0.0 million, $0.2 million and $3.3 million in revenue related to this agreement during the years ended December 31, 2020, 2019 and 2018, respectively.
Contract and Grants Revenue
The Company has entered into the Rockefeller Agreement and agreements with Gilead Sciences and Duke University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $4.5 million, $2.6 million and $3.2 million in revenue under these agreements during the years ended December 31, 2020, 2019 and 2018, respectively.

During the third quarter of 2020, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health (NIH) to support the Company’s CDX-1140 and CDX-301 programs. The Company recognized $0.4 million in grant revenue under the award during the year ended December 31, 2020.
Contract Assets and Liabilities
At December 31, 2020 and 2019, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2020, the Company had $3.4 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2019, the Company had $0.3 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2019 during the year ended December 31, 2020 was $0.2 million.
(14) Collaboration Agreements
The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.2 million, $0.1 million and $0.7 million was recorded to research and development expense for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Yale University (Yale)
Under a license agreement with Yale, the Company may be required to make a one-time payment to Yale of $3.0 million with respect to each therapeutic or prophylactic RTK royalty-bearing product, including CDX-0159, that achieves a specified commercial milestone. In addition, the Company may be required to pay a low single-digit royalty on annual worldwide net sales of each RTK royalty-bearing product, including CDX-0159. Unless earlier terminated by us or Yale, the Yale license agreement is due to expire no later than May 2038 but may expire earlier on a country by country basis under specified circumstances.

(15) Income Taxes
The components of income tax benefit (provision) are as follows:
	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income tax benefit (provision):
Federal	$16,615	$13,869	$22,255
State	5,802	2,170	6,406
Foreign	—	—	913
Expiration of NOLs and R&D credit	(20,294)	(18,966)	—
	2,123	(2,927)	29,574
Deferred tax valuation allowance	(956)	2,927	(28,809)
	$1,167	$—	$765
A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate is as follows:
	2020	2019	2018
	(In thousands)
Pre-tax loss	$(60,947)	$(50,878)	$(151,949)
Loss at statutory rates	(12,799)	(10,684)	(31,909)
Research and development credits	(1,778)	(1,902)	(2,056)
State taxes	(5,802)	(2,170)	(6,406)
Other	(1,152)	(1,011)	(1,175)
Change in fair value remeasurement of contingent consideration	(886)	(272)	(6,220)
Intangible impairment	—	—	19,105
Impact of pass-through entities	—	—	(913)
Expiration of NOLs and R&D credit	20,294	18,966	—
Change in valuation allowance	956	(2,927)	28,809
Income tax (benefit) provision	$(1,167)	$—	$(765)
Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The principal components of the deferred tax assets and liabilities at December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Gross deferred tax assets
Net operating loss carryforwards	$174,369	$172,745
Foreign net operating loss carryforwards	—	—
Tax credit carryforwards	44,936	42,642
Deferred research and development expenses	63,215	70,042
Stock-based compensation	13,196	12,651
Fixed assets	1,303	1,759
Accrued expenses and other	325	328
	297,344	300,167
Gross deferred tax liabilities
IPR&D intangibles	(7,802)	(12,748)
Total deferred tax assets and liabilities	289,542	287,419
Valuation allowance	(291,382)	(290,426)
Net deferred tax liability	$(1,840)	$(3,007)
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
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among other provisions, the CARES Act included (i) the ability to use net operating losses to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (“TCJA”) for net operating losses incurred in the 2018, 2019 or 2020 tax years; and (ii) the ability to claim a current deduction for interest expense up to 50% of adjusted taxable income for the 2019 and 2020 tax years (rather than 30% of adjusted taxable income pursuant to the TCJA). We do not expect that any of the provisions of the CARES Act will result in a material impact to the financial statements.
The net deferred tax liability of $1.8 million and $3.0 million at December 31, 2020 and 2019, respectively, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes. The Company recorded an income tax benefit of $1.2 million during the year ended December 31, 2020 due to a decrease in deferred tax liabilities resulting from the impairment of the CDX-3379 IPR&D asset in the second quarter of 2020 and the partial impairment of the TAM program IPR&D asset in the fourth quarter of 2020. The Company recorded an income tax benefit of $0.8 million during the year ended December 31, 2018 due to a decrease in deferred tax liabilities resulting from the partial impairment of the anti-KIT program.
As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $611.0 million and $704.8 million, respectively, which may be available to offset certain future income tax liabilities and begin to expire in 2021 and 2028, respectively. Of the federal net operating loss carryforwards of $611.0 million, approximately $214.8 million are from 2018, 2019 and 2020 and have no expiration date. As of December 31, 2020, the Company also had federal and state research and development tax credit carryforwards of $35.1 million and $12.4 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2021 and 2020, respectively.
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
As of December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits.
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
(16) Retirement Savings Plan
The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(17) Kolltan Acquisition
On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan Pharmaceuticals, Inc. (“Kolltan”), a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The Kolltan Milestone payments, if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Merger Agreement. Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of December 31, 2020, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones.
In October 2019, the Company received a letter from Shareholder Representative Services LLC (“SRS”), the hired representative of the former stockholders of Kolltan, notifying the Company that it objected to the Company’s characterization of the development, regulatory approval and sales-based Kolltan Milestones relating to CDX-0158 as having been abandoned and contending instead that the related milestone payments are due from Celldex to the Kolltan stockholder. The Company disagrees with their objection and believes their objection to be without merit.
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

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the CDX-0159 program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in 2022.
Following the Company’s discontinuation of the CDX-3379 program, the Company sent a milestone abandonment notice to SRS with respect to Kolltan Milestones related to the CDX-3379 program. In October 2020, the Company received notice that SRS has objected to that notice, seeking further information from the Company.
(18) Selected Quarterly Financial Data (Unaudited)
2020	Q1 2020	Q2 2020	Q3 2020	Q4 2020
	(In thousands, except per share amounts)
Total revenue	$2,728	$236	$668	$3,786
Net loss	(12,625)	(11,031)	(14,224)	(21,900)
Basic and diluted net loss per common share	(0.73)	(0.50)	(0.36)	(0.55)
2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019
	(In thousands, except per share amounts)
Total revenue	$1,425	$715	$546	$887
Net loss	(17,239)	(11,779)	(11,413)	(10,447)
Basic and diluted net loss per common share	(1.40)	(0.84)	(0.75)	(0.64)

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Item 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
OTHER INFORMATION

On March 25, 2021, we determined that a non-cash impairment charge of $14.5 million should be recorded for the three months ended December 31, 2020 related to our TAM program. The TAM program was acquired as part of our acquisition of Kolltan Pharmaceuticals, Inc. in the fourth quarter of 2016. We determined that the change in projected development and regulatory timelines for the TAM program constituted a triggering event that required us to evaluate the intangible asset for impairment. See Note 8 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of this impairment charge.

PART III
Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, under “Information Regarding Our Current Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “The Board of Directors and Its Committees” and is incorporated herein by reference. If the 2021 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.
Item 11.
EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2021 Proxy Statement under “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. If the 2021 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.
Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the 2021 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. If the 2021 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.
Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2021 Proxy Statement under “Election of Directors” and “Approval of Related Person Transactions and Transactions with Related Persons” and is incorporated herein by reference. If the 2021 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.
Item 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the 2021 Proxy Statement under “Independent Registered Public Accounting Firm” and is incorporated herein by reference. If the 2021 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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
(3)
Exhibits:

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws, dated April 7, 2014	8-K (000-15006)	3.1	4/8/14
3.9	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
4.3	Description of Securities	10-K (000-15006)	4.3	3/26/2020

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
Material Contracts – Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 115 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
10.4	Second Amendment to Lease by and between the Company and DIV Needham 115 LLC dated as of August 1, 2015	10-K/A (000-15006)	10.4	2/25/16
*10.5	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.7	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.8	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.9	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.10	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.11	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.12	Eighth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16
10.13	Ninth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of October 1, 2019	10-K (000-15006)	10.13	3/26/20
10.14	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.15	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
10.16	Second Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of March 8, 2019	10-Q (000-15006)	10.1	5/7/19

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
10.17	Extension of Lease Agreement between the Company and University of Massachusetts Dartmouth dated as of July 1, 2020	10-Q (000-15006)	10.1	8/6/20
Material Contracts – License, Collaboration, Supply and Distribution Agreements
*10.18	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.19	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10
*10.20	License and Option Agreement by and between MedImmune, LLC and the Company, dated July 24, 2013, as amended by the Amendment, dated October 27, 2015	10-K (000-15006)	10.24	3/7/18
*10.21	Third Amended and Restated License Agreement by and between Yale University and the Company, dated March 14, 2013, as amended by the Amendments, dated March 21, 2014 and December 1, 2014	10-K (000-15006)	10.25	3/7/18
Material Contracts – Stock Purchase, Financing and Credit Agreements
10.22	Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	1.1	5/19/16
Material Contracts – Management Contracts and Compensatory Plans
†10.23	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective June 18, 2020).	8-K (000-15006)	10.1	6/18/20
†10.24	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective as of June 19, 2019)	8-K (000-15006)	10.1	6/19/19
†10.25	Celldex Therapeutics, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (effective as of June 19, 2019)	8-K (000-15006)	10.2	6/19/19
†10.26	2008 Stock Option and Incentive Plan, as amended and restated	10-K (000-15006)	10.27	3/7/18
†10.27	2004 Employee Stock Purchase Plan, as amended and restated	10-K (000-15006)	10.28	3/7/18
†10.28	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	12/29/17
†10.29	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	12/29/17
†10.30	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	12/29/17
†10.31	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	12/29/17

		Incorporated by Reference to
No.	Description	Form and SEC File No.	Exhibit No.	SEC Filing Date
†10.32	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	12/29/17
†10.33	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	12/29/17
†10.34	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	12/29/17
†10.35	Amended and Restated Employment Agreement, dated as of January 1, 2018, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	12/29/17
†10.36	Employment Agreement, dated as of July 8, 2019, by and between Diane Young and Celldex Therapeutics., Inc.	8-K (000-15006)	10.1	6/24/19
†10.37	Employment Agreement, dated as of January 1, 2021, by and between Freddy Jimenez and Celldex Therapeutics., Inc.	8-K (000-15006)	10.1	1/4/21
†10.38	Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.39	Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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
CELLDEX THERAPEUTICS, INC.
	By:	/s/ Anthony S. Marucci
Date		Anthony S. Marucci
March 29, 2021		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Anthony S. Marucci Anthony S. Marucci	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 29, 2021
/s/ Sam Martin Sam Martin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2021
/s/ Karen L. Shoos Karen L. Shoos	Director, Chair of the Board of Directors	March 29, 2021
/s/ Keith L. Brownlie Keith L. Brownlie	Director	March 29, 2021
/s/ Herbert J. Conrad Herbert J. Conrad	Director	March 29, 2021
/s/ James J. Marino James J. Marino	Director	March 29, 2021
/s/ Harry H. Penner, Jr. Harry H. Penner, Jr.	Director	March 29, 2021