Form 10-Q
period 2021-03-31
Celldex Therapeutics, Inc.
filed 2021-05-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, 39,614,638 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$69,313	$43,836
Marketable securities	106,770	150,586
Accounts and other receivables	1,828	1,802
Prepaid and other current assets	3,588	1,619
Total current assets	181,499	197,843
Property and equipment, net	3,747	3,815
Operating lease right-of-use assets, net	3,088	3,449
Intangible assets, net	30,690	30,690
Other assets	41	41
Total assets	$219,065	$235,838
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$997	$1,048
Accrued expenses	7,023	8,459
Current portion of operating lease liabilities	1,372	1,327
Current portion of other long-term liabilities	7,585	3,372
Total current liabilities	16,977	14,206
Long-term portion of operating lease liabilities	1,764	2,154
Other long-term liabilities	6,158	10,121
Total liabilities	24,899	26,481
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 39,614,638 and 39,603,771 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	1,281,173	1,279,824
Accumulated other comprehensive income	2,587	2,589
Accumulated deficit	(1,089,634)	(1,073,096)
Total stockholders’ equity	194,166	209,357
Total liabilities and stockholders’ equity	$219,065	$235,838

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues:
Product development and licensing agreements	$3	$2,286
Contracts and grants	682	442
Total revenues	685	2,728

Operating expenses:
Research and development	12,720	11,695
General and administrative	4,121	3,666
Loss on fair value remeasurement of contingent consideration	483	234
Total operating expenses	17,324	15,595

Operating loss	(16,639)	(12,867)
Investment and other income, net	101	242
Net loss	$(16,538)	$(12,625)

Basic and diluted net loss per common share	$(0.42)	$(0.73)

Shares used in calculating basic and diluted net loss per share	39,614	17,406

Comprehensive loss:
Net loss	$(16,538)	$(12,625)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(2)	(22)
Comprehensive loss	$(16,540)	$(12,647)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(16,538)	$(12,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	1,165
Amortization and premium of marketable securities, net	(48)	(63)
Gain on sale or disposal of assets	(24)	—
Loss on fair value remeasurement of contingent consideration	483	234
Stock-based compensation expense	1,275	687
Changes in operating assets and liabilities:
Accounts and other receivables	(26)	(93)
Prepaid and other current assets	(2,137)	206
Accounts payable and accrued expenses	(1,266)	(853)
Other liabilities	(578)	(768)
Net cash used in operating activities	(18,084)	(12,110)

Cash flows from investing activities:
Sales and maturities of marketable securities	78,000	22,200
Purchases of marketable securities	(33,970)	—
Acquisition of property and equipment	(567)	(235)
Proceeds from sale or disposal of assets	24	—
Net cash provided by investing activities	43,487	21,965

Cash flows from financing activities:
Net proceeds from stock issuances	—	1,613
Proceeds from issuance of stock from employee benefit plans	74	24
Net cash provided by financing activities	74	1,637

Net increase in cash and cash equivalents	25,477	11,492
Cash and cash equivalents at beginning of period	43,836	11,232
Cash and cash equivalents at end of period	$69,313	$22,724

Non-cash investing activities
Accrued construction in progress	$—	$462

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2021. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2021.

At March 31, 2021, the Company had cash, cash equivalents and marketable securities of $176.1 million. The Company has had recurring losses and incurred a loss of $16.5 million for the three months ended March 31, 2021. Net cash used in operations for the three months ended March 31, 2021 was $18.1 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to hundreds of countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, various states, including New Jersey, Massachusetts and Connecticut, where the Company has office, research and manufacturing facilities, have placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. To date, the Company has not experienced significant delays or disruptions in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our Intangible (IPR&D) assets with a carrying value of $30.7 million at March 31, 2021.

(2) Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(3) Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of March 31, 2021	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$63,946	—	$63,946	—
Marketable securities	106,770	—	106,770	—
	$170,716	—	$170,716	—
Liabilities:
Kolltan acquisition contingent consideration	$8,750	—	—	$8,750
	$8,750	—	—	$8,750

	As of December 31, 2020	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$35,066	—	$35,066	—
Marketable securities	150,586	—	150,586	—
	$185,652	—	$185,652	—
Liabilities:
Kolltan acquisition contingent consideration	$8,267	—	—	$8,267
	$8,267	—	—	$8,267

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2021 (in thousands):

Other Liabilities: Contingent Consideration
Balance at December 31, 2020	$8,267
Fair value adjustments included in operating expenses	483
Balance at March 31, 2021	$8,750

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of March 31, 2021, the weighted average discount rate used in calculating the fair value of contingent consideration was 6.6% (with a range of 6.2% to 8.1%) and the weighted average amount of time until the conditions of the milestone payments are met was 3 years.

During the three months ended March 31, 2021, the Company recorded a $0.5 million loss on fair value remeasurement of contingent consideration primarily due to changes in discount rates and the passage of time. During the three months ended March 31, 2020, the Company recorded a $0.2 million loss on fair value remeasurement of contingent consideration primarily due to the passage of time. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the three months ended March 31, 2021.

(4) Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
March 31, 2021
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$16,338	$4	$—	$16,342
Maturing after one year through three years	8,178	2	—	8,180
Total U.S. government and municipal obligations	$24,516	$6	$—	$24,522
Corporate debt securities
Maturing in one year or less	$82,263	$—	$(15)	$82,248
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$82,263	$—	$(15)	$82,248
Total marketable securities	$106,779	$6	$(15)	$106,770

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of March 31, 2021 and December 31, 2020. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.4 million and $0.2 million in accrued interest at March 31, 2021 and December 31, 2020, respectively.

(5) Intangible Assets

At March 31, 2021 and December 31, 2020, the carrying value of the Company’s indefinite-lived intangible assets was $30.7 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including CDX-0159) and the TAM program, a broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AXL and MerTK. CDX-0159 is in Phase 1 development and the TAM program is in preclinical development. As of March 31, 2021, none of the Company’s IPR&D assets had reached technological feasibility nor did any have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. As a result of the discontinuation of the CDX-3379 program in the second quarter of 2020, the Company concluded that the CDX-3379 IPR&D asset was fully impaired and a non-cash impairment charge of $3.5 million was recorded in the second quarter of 2020. As a result of a change in the projected development and regulatory timeline related to the TAM program in the fourth quarter of 2020, the Company concluded that the TAM IPR&D asset was partially impaired and a non-cash impairment charge of $14.5 million was recorded in the fourth quarter of 2020. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31, 2021	December 31, 2020

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,840	$1,840
Contingent milestones (Note 3)	8,750	8,267
Deferred revenue (Note 10)	3,153	3,386
Total	13,743	13,493
Less current portion	(7,585)	(3,372)
Long-term portion	$6,158	$10,121

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At March 31, 2021, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

The changes in Stockholders’ Equity during the three months ended March 31, 2021 and 2020 are summarized below:

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	10,867	—	74	—	—	74
Stock-based compensation	—	—	1,275	—	—	1,275
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,538)	(16,538)
Consolidated balance at March 31, 2021	39,614,638	$40	$1,281,173	$2,587	$(1,089,634)	$194,166

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026
Shares issued under stock option and employee stock purchase plans	12,573	—	24	—	—	24
Shares issued in connection with at the market agreement	746,152	1	1,613	—	—	1,614
Stock-based compensation	—	—	686	—	—	686
Unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(12,625)	(12,625)
Consolidated balance at March 31, 2020	17,730,802	$18	$1,107,029	$2,597	$(1,025,941)	$83,703

(8) Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at December 31, 2020	3,042,229	$28.93	8.2
Granted	4,500	$19.66
Exercised	—	$—
Canceled	(405)	$126.27
Options outstanding at March 31, 2021	3,046,324	$28.90	8.0
Options vested and expected to vest at March 31, 2021	2,953,396	$29.53	8.0
Options exercisable at March 31, 2021	982,848	$71.05	6.1
Shares available for grant under the 2008 Plan	894,882

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2021 was $15.20.

The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2021 was $31.6 million. The aggregate intrinsic value of stock options exercisable at March 31, 2021 was $8.3 million. As of March 31, 2021, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $10.6 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.8 years.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was recorded as follows:

	Three months ended March 31,
	2021	2020

	(In thousands)
Research and development	$661	$310
General and administrative	614	377
Total stock-based compensation expense	$1,275	$687

The fair values of employee and director stock options granted during the three months ended March 31, 2021 and 2020 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2021	2020
Expected stock price volatility	97 – 98%	91%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	0.8 - 1.2%	0.6%
Expected dividend yield	None	None

(9) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2021 are summarized below:

	Unrealized Loss on Marketable Securities	Foreign Currency Items	Total

	(In thousands)
Balance at December 31, 2020	$(7)	$2,596	$2,589
Other comprehensive loss	(2)	—	(2)
Balance at March 31, 2021	$(9)	$2,596	$2,587

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2021.

(10) Revenue

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

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and an agreement with Gilead Sciences pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.6 million and $0.4 million in revenue under these agreements during the three months ended March 31, 2021 and March 31, 2020, respectively.

During the third quarter of 2020, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health (NIH) to support the Company’s CDX-1140 and CDX-301 programs. The Company recognized $0.1 million in grant revenue under the award during the three months ended March 31, 2021.

Contract Assets and Liabilities

At March 31, 2021 and December 31, 2020, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At March 31, 2021, the Company had $3.2 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2020, the Company had $3.4 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2020 during the three months ended March 31, 2021 was $0.4 million.

(11) Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2021 and December 31, 2020.

The net deferred tax liability of $1.8 million at March 31, 2021 and December 31, 2020 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes. A $0.2 million non-cash income tax benefit was recorded during the second quarter of 2020 related to the impairment of the CDX-3379 IPR&D asset and a $0.9 million non-cash income tax benefit was recorded during the fourth quarter of 2020 related to the partial impairment of the TAM program IPR&D asset.

Massachusetts, New Jersey, New York and Connecticut are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year.

(12) Net Loss Per Share

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

	Three Months Ended March 31,
	2021	2020
Stock Options	3,046,324	1,658,141
Restricted Stock	—	1,110
	3,046,324	1,659,251

(13) Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan Pharmaceuticals, Inc. (“Kolltan”), a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The Kolltan Milestone payments, if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Merger Agreement. Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of March 31, 2021, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones.

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

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the CDX-0159 program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in 2022. The parties have agreed to non-binding mediation in May 2021 following SRS’s approach to Celldex about its interest in settlement or mediation discussions.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our dependence on product candidates, which are still in an early development stage;

•	our ability to successfully complete research and further development, including preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;

•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	the impact of the COVID-19 pandemic on our business or on the economy generally;

•	whether the COVID-19 pandemic will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;

•	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;

•	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;

•	the cost, timing, scope and results of ongoing preclinical and clinical testing;

•	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

•	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;

•	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

•	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

•	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

•	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;

•	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”), and the cost, timing, and outcome of our declaratory judgment action against the Kolltan stockholder representative with respect to certain of those milestones;

•	our ability to realize the anticipated benefits from the acquisition of Kolltan;

•	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

•	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;

•	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and

•	the risk factors set forth elsewhere in this quarterly report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2020 and other reports that we file with the Securities and Exchange Commission.

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

We are focusing our efforts and resources on the continued research and development of:

•

CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which completed a Phase 1a study in healthy subjects in summer 2020. We are studying CDX-0159 in mast cell driven diseases, including, initially, in urticarias and plan to initiate a study in prurigo nodularis in the fourth quarter of 2021. In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data to date from the Phase 1b study in CIndU were reported in late Q1 2021 in patients with cold contact urticaria and symptomatic dermographism and, based on these results, we announced that we are expanding this study to also include patients with cholinergic urticaria;

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

During the past five years through December 31, 2020, we incurred an aggregate of $350.6 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2021 and 2020. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

	(In thousands)
CDX-0159/Anti-KIT Program	$6,016	$1,246
CDX-1140 and CDX-301	1,470	3,371
CDX-527	1,390	2,924
Other Programs	3,844	4,154
Total R&D Expense	$12,720	$11,695

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

In March of 2021, we reported positive interim data from the Phase 1b study in CIndU in patients with cold contact urticaria and symptomatic dermographism. Fifteen out of 20 planned patients with antihistamine refractory CIndU had received a single intravenous infusion of CDX-0159 at 3 mg/kg, including nine patients with cold contact urticaria (ColdU) and six patients with symptomatic dermographism (SD). Safety results were reported for all 15 patients; activity results were reported for all patients assessed for at least 15 days/2 weeks after treatment (n=10; 7 ColdU and 3 SD). Patients had high disease activity as assessed by provocation threshold testing. In ColdU and SD pts, baseline critical temperature thresholds were 18.7 +/-2.7°C (range: 5-27°C) and FricTest® thresholds were 3.7 +/- 0.3 (range: 3-4) of 4.

•	Eight of 10 patients (7 ColdU; 1 SD) experienced a complete response (CR) as assessed by provocation threshold testing. The remaining two patients (both with SD), had been recently treated and were followed for two weeks. One patient experienced a partial response (PR) thus far and one patient reported symptomatic improvement (decreased itching). All patients will continue to be assessed for response through week 12.

•	Patient global assessment (Pat-GA) and physician global assessment (Phy-GA) results were consistent with provocation testing results.

•	Measurements of serum tryptase levels are available for only the first six patients evaluated for activity, all with ColdU. The mean baseline was 3.3 +/- 0.2 ng/ml and levels on day 15 after treatment were at or below the limit of detection. These patients all experienced complete responses.

•	CDX-0159 was generally well tolerated. Six of 15 patients had mild infusion reactions, generally areas of localized redness and itching, which resolved rapidly. A single severe infusion reaction was observed (brief loss of consciousness, followed by shaking and sweating). The patient was treated with antihistamines and steroids; no epinephrine was administered. The patient rapidly recovered and was hospitalized for observation with no further manifestations of this event. Importantly, there was no evidence of mast cell activation as measured by decreases in serum tryptase levels shortly after the infusion and further at a later time point.

•	Through day 15, three patients had transient, mild decreases in hemoglobin, and no patients had meaningful declines in white blood cells.

•	Enrollment is currently being completed in the ColdU and SD cohorts (10 per cohort; 20 total). Based on these compelling results, the study has been expanded to also include 10 patients with cholinergic urticaria.

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

Prior data presented at Society for Immunotherapy of Cancer’s (SITC) 34th Annual Meeting in November 2019 established the maximum tolerated dose (MTD) and recommended dose for continued study at 1.5 mg/kg — one of the highest systemic dose levels in the CD40 agonist class. Clinical activity both as a monotherapy and in combination with CDX-301 were also reported for CDX-1140 at varying doses, including an unconfirmed partial response (uPR) and tumor cavitation. At SITC 2020, analysis was focused on patients treated at the MTD and recommended dose of 1.5 mg/kg. 41 patients (n=25 monotherapy; n=16 in combination with CDX-301) had been treated at the 1.5 mg/kg dose at the time of data cutoff; 29 patients had post-treatment scans performed and five patients had not reached their first post-treatment response assessment. In addition, preliminary safety data from the combination cohort with pembrolizumab (n=9; 4 at 0.72 mg/kg and 5 at 1.5 mg/kg CDX-1140) were also presented. CDX-1140 monotherapy and in combination with CDX-301 or pembrolizumab was generally well tolerated with mostly grade 1 or grade 2 drug related adverse events. Activity at 1.5mg/kg dose of CDX-1140 to date included:

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

In August 2020, we announced the initiation of a Phase 1 dose-escalation study. The study includes up to approximately 40 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase and to recommend a dose level for further study in the subsequent expansion phase. The expansion is designed to further evaluate the tolerability, and biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types. Enrollment is ongoing.

CRITICAL ACCOUNTING POLICIES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2021	2020	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$3	$2,286	$(2,283)	(100)%
Contracts and grants	682	442	240	54%
Total revenues	$685	$2,728	$(2,043)	(75)%
Operating expenses:
Research and development	12,720	11,695	1,025	9%
General and administrative	4,121	3,666	455	12%
Loss on fair value remeasurement of contingent consideration	483	234	249	106%
Total operating expense	17,324	15,595	1,729	11%
Operating loss	(16,639)	(12,867)	3,772	29%
Investment and other income, net	101	242	(141)	(58)%
Net loss	$(16,538)	$(12,625)	$3,913	31%

Net Loss

The $3.9 million increase in net loss for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily the result of a decrease in revenue from product development and licensing agreements and an increase in research and development expenses.

Revenue

The Company’s agreement with Rockefeller University, as amended, (the “Rockefeller Agreement”) provides for the Company to perform manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). The $2.3 million decrease in product development and licensing agreements revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to the $1.8 million received from the Rockefeller Transaction in the first quarter of 2020. The $0.2 million increase in contracts and grants revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to an increase in services performed under our contract manufacturing and research and development agreements with Rockefeller University and Gilead Sciences. We expect revenue to increase over the next twelve months as a result of an increase in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University and Gilead Sciences.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020	$	%

	(In thousands)
Personnel	$6,038	$5,616	$422	8%
Laboratory supplies	1,760	1,460	300	21%
Facility	1,255	1,730	(475)	(27)%
Product development	2,762	1,806	956	53%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.4 million increase in personnel expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher stock-based compensation expense. We expect personnel expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.3 million increase in laboratory supply expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.5 million decrease in facility expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to lower rent and depreciation expenses. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $1.0 million increase in product development expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to an increase in contract research and clinical trial expenses. We expect product development expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.5 million increase in general and administrative expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher stock-based compensation expense. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Loss on Fair Value Remeasurement of Contingent Consideration

The $0.5 million loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2021 was primarily due to changes in discount rates and the passage of time. The $0.2 million loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2020 was primarily due to the passage of time.

Investment and Other Income, Net

The $0.1 million decrease in investment and other income, net for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to lower interest rates on fixed income investments. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

At March 31, 2021, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $176.1 million. We have had recurring losses and incurred a loss of $16.5 million for the three months ended March 31, 2021. Net cash used in operations for the three months ended March 31, 2021 was $18.1 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2021 are sufficient to meet estimated working capital requirements and fund planned operations through 2023. This could be impacted if we elect to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $18.1 million for the three months ended March 31, 2021 as compared to $12.1 million for the three months ended March 31, 2020. The increase in net cash used in operating activities was primarily due to a decrease in cash received related to product development and licensing agreements and an increase in research and development and general and administrative expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials and clinical drug product manufacturing as our drug candidates are developed. We plan to spend significant amounts to progress our current drug candidates through the clinical trial process as well as to develop additional drug candidates. As our drug candidates progress through the clinical trial process, we may be obligated to make significant milestone payments.

Investing Activities

Net cash provided by investing activities was $43.5 million for the three months ended March 31, 2021 as compared to $22.0 million for the three months ended March 31, 2020. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $44.0 million for the three months ended March 31, 2021 as compared to $22.2 million for the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2021 as compared to $1.6 million for the three months ended March 31, 2020. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

Aggregate Contractual Obligations

The disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on March 29, 2021 have not materially changed since we filed that report.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2021 due to the short-term maturities of these instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2021, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the CDX-0159 program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in 2022. The parties have agreed to non-binding mediation in May 2021 following SRS’s approach to Celldex about its interest in settlement or mediation discussions.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2021.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 6, 2021	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 6, 2021	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)