Form 10-Q
period 2021-06-30
Celldex Therapeutics, Inc.
filed 2021-08-05
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, 46,481,843 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$43,446	$43,836
Marketable securities	120,591	150,586
Accounts and other receivables	496	1,802
Prepaid and other current assets	3,073	1,619
Total current assets	167,606	197,843
Property and equipment, net	3,496	3,815
Operating lease right-of-use assets, net	2,718	3,449
Intangible assets, net	30,690	30,690
Other assets	41	41
Total assets	$204,551	$235,838
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$685	$1,048
Accrued expenses	7,851	8,459
Current portion of operating lease liabilities	1,331	1,327
Current portion of other long-term liabilities	4,621	3,372
Total current liabilities	14,488	14,206
Long-term portion of operating lease liabilities	1,446	2,154
Other long-term liabilities	6,335	10,121
Total liabilities	22,269	26,481
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 39,616,696 and 39,603,771 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	1,282,657	1,279,824
Accumulated other comprehensive income	2,592	2,589
Accumulated deficit	(1,103,007)	(1,073,096)
Total stockholders’ equity	182,282	209,357
Total liabilities and stockholders’ equity	$204,551	$235,838

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Product development and licensing agreements	$26	$—	$29	$2,285
Contracts and grants	3,454	236	4,136	680
Total revenues	3,480	236	4,165	2,965

Operating expenses:
Research and development	12,356	9,705	25,076	21,400
General and administrative	4,306	3,528	8,426	7,194
Intangible asset impairment	—	3,500	—	3,500
Loss (gain) on fair value remeasurement of contingent consideration	258	(5,132)	741	(4,898)
Total operating expenses	16,920	11,601	34,243	27,196

Operating loss	(13,440)	(11,365)	(30,078)	(24,231)
Investment and other income, net	67	106	167	347
Net loss before income tax benefit	(13,373)	(11,259)	(29,911)	(23,884)
Income tax benefit	—	228	—	228
Net loss	$(13,373)	$(11,031)	$(29,911)	$(23,656)

Basic and diluted net loss per common share	$(0.34)	$(0.50)	$(0.76)	$(1.20)

Shares used in calculating basic and diluted net loss per share	39,616	22,082	39,615	19,744

Comprehensive loss:
Net loss	$(13,373)	$(11,031)	$(29,911)	$(23,656)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	5	(3)	3	(25)
Comprehensive loss	$(13,368)	$(11,034)	$(29,908)	$(23,681)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(29,911)	$(23,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,539	2,313
Amortization and premium of marketable securities, net	(173)	(335)
Gain on sale or disposal of assets	(24)	(20)
Intangible Asset Impairment	—	3,500
Loss (gain) on fair value remeasurement of contingent consideration	741	(4,898)
Non-Cash Income Tax Benefit	—	(228)
Stock-based compensation expense	2,784	1,408
Changes in operating assets and liabilities:
Accounts and other receivables	1,306	686
Prepaid and other current assets	(1,544)	(436)
Accounts payable and accrued expenses	(750)	(254)
Other liabilities	(3,982)	(1,412)
Net cash used in operating activities	(30,014)	(23,332)
Cash flows from investing activities:
Sales and maturities of marketable securities	116,000	47,000
Purchases of marketable securities	(85,739)	(132,439)
Acquisition of property and equipment	(710)	(1,145)
Proceeds from sale or disposal of assets	24	20
Net cash provided by (used in) investing activities	29,575	(86,564)
Cash flows from financing activities:
Net proceeds from stock issuances	—	166,667
Proceeds from issuance of stock from employee benefit plans	49	24
Issuance of Term Loan	—	2,962
Payment of Term Loan	—	(2,962)
Net cash provided by financing activities	49	166,691

Net (decrease) increase in cash and cash equivalents	(390)	56,795
Cash and cash equivalents at beginning of period	43,836	11,232
Cash and cash equivalents at end of period	$43,446	$68,027

Non-cash investing activities
Accrued construction in progress	$—	$22

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

At June 30, 2021, the Company had cash, cash equivalents and marketable securities of $164.0 million. The Company has had recurring losses and incurred a loss of $29.9 million for the six months ended June 30, 2021. Net cash used in operations for the six months ended June 30, 2021 was $30.0 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of contingent milestones from the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”), in the event that the Company achieves the drug candidate milestones related to those payments. The Company, at its option, may decide to pay those milestone payments in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to hundreds of countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, various states, including New Jersey, Massachusetts and Connecticut, where the Company has office, research and manufacturing facilities, have placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. To date, the Company has not experienced significant delays or disruptions in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our Intangible in-process research and development (“IPR&D”) assets with a carrying value of $30.7 million at June 30, 2021.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	June 30, 2021	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$40,174	—	$40,174	—
Marketable securities	120,591	—	120,591	—
	$160,765	—	$160,765	—
Liabilities:
Kolltan acquisition contingent consideration	$9,008	—	—	$9,008
	$9,008	—	—	$9,008

	As of
	December 31, 2020	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$35,066	—	$35,066	—
Marketable securities	150,586	—	150,586	—
	$185,652	—	$185,652	—
Liabilities:
Kolltan acquisition contingent consideration	$8,267	—	—	$8,267
	$8,267	—	—	$8,267

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2021 (in thousands):

Other Liabilities:
Contingent
Consideration
Balance at December 31, 2020	$8,267
Fair value adjustments included in operating expenses	741
Balance at June 30, 2021	$9,008

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of June 30, 2021, the weighted average discount rate used in calculating the fair value of contingent consideration was 6.3% (with a range of 5.9% to 7.4%) and the weighted average amount of time until the conditions of the milestone payments are met was 3 years.

During the three and six months ended June 30, 2021, the Company recorded a $0.3 million and $0.7 million loss on fair value remeasurement of contingent consideration, respectively, primarily due to changes in discount rates and the passage of time. During the three and six months ended June 30, 2020, the Company recorded a $5.1 million and $4.9 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program and the passage of time. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the six months ended June 30, 2021.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

	(In thousands)
June 30, 2021
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$16,168	$3	$—	$16,171
Maturing after one year through three years	8,181	2	—	8,183
Total U.S. government and municipal obligations	$24,349	$5	$—	$24,354
Corporate debt securities
Maturing in one year or less	$96,246	$—	$(9)	$96,237
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$96,246	$—	$(9)	$96,237
Total marketable securities	$120,595	$5	$(9)	$120,591

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of June 30, 2021 and December 31, 2020. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.3 million and $0.2 million in accrued interest at June 30, 2021 and December 31, 2020, respectively.

(5)  Intangible Assets

At June 30, 2021 and December 31, 2020, the carrying value of the Company’s indefinite-lived intangible assets was $30.7 million. Indefinite-lived intangible assets consist of acquired IPR&D related to the development of the anti-KIT program (including CDX-0159) and the TAM program, a broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AXL and MerTK. CDX-0159 is in Phase 1 development and the TAM program is in preclinical development. As of June 30, 2021, none of the Company’s IPR&D assets had reached technological feasibility nor did any have alternative future uses.

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

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,840	$1,840
Contingent milestones (Note 3)	9,008	8,267
Deferred revenue (Note 10)	108	3,386
Total	10,956	13,493
Less current portion	(4,621)	(3,372)
Long-term portion	$6,335	$10,121

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At June 30, 2021, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

In July 2021, the Company issued 6,845,238 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of approximately $270.0 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and six months ended June 30, 2021 and 2020 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	10,867	—	74	—	—	74
Stock-based compensation	—	—	1,275	—	—	1,275
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,538)	(16,538)
Consolidated balance at March 31, 2021	39,614,638	$40	$1,281,173	$2,587	$(1,089,634)	$194,166
Shares issued under stock option and employee stock purchase plans	2,058	—	(25)	—	—	(25)
Stock-based compensation	—	—	1,509	—	—	1,509
Unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(13,373)	(13,373)
Consolidated balance at June 30, 2021	39,616,696	40	1,282,657	2,592	(1,103,007)	182,282

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026
Shares issued under stock option and employee stock purchase plans	12,573	—	24	—	—	24
Shares issued in connection with at the market agreement	746,152	1	1,613	—	—	1,614
Stock-based compensation	—	—	686	—	—	686
Unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(12,625)	(12,625)
Consolidated balance at March 31, 2020	17,730,802	$18	$1,107,029	$2,597	$(1,025,941)	$83,703
Shares issued in connection with at the market agreement	5,978,452	6	23,686	—	—	23,692
Shares issued in underwritten offering	15,384,614	15	141,346	—	—	141,361
Stock-based compensation	—	—	722	—	—	722
Unrealized loss on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(11,031)	(11,031)
Consolidated balance at June 30, 2020	39,093,868	39	1,272,783	2,594	(1,036,972)	238,444

(8)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2021 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2020	3,042,229	$28.93	8.2
Granted	1,340,010	$27.97
Exercised	(2,058)	$4.74
Canceled	(35,559)	$9.78
Options outstanding at June 30, 2021	4,344,622	$28.80	8.4
Options vested and expected to vest at June 30, 2021	4,174,361	$29.17	8.4
Options exercisable at June 30, 2021	1,445,834	$51.46	6.7
Shares available for grant under the 2021 Plan	3,294,526

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2021 was $21.73 and $21.71, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at June 30, 2021 was $69.9 million. The aggregate intrinsic value of stock options exercisable at June 30, 2021 was $26.0 million. As of June 30, 2021, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $36.0 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 3.1 years.

Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Research and development	$762	$342	$1,423	$652
General and administrative	747	380	1,361	756
Total stock-based compensation expense	$1,509	$722	$2,784	$1,408

The fair values of employee and director stock options granted during the three and six months ended June 30, 2021 and 2020 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Expected stock price volatility	97 – 98%	97%	97 – 98%	91 – 97%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.2 – 1.3%	0.5%	0.8 – 1.3%	0.5 – 0.6%
Expected dividend yield	None	None	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2021 are summarized below:

	Unrealized
	Loss on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2020	$(7)	$2,596	$2,589
Other comprehensive gain	3	—	3
Balance at June 30, 2021	$(4)	$2,596	$2,592

No amounts were reclassified out of accumulated other comprehensive income during the six months ended June 30, 2021.

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

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and an agreement with Gilead Sciences pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $3.2 million and $3.8 million in revenue under these agreements during the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.6 million during the three and six months ended June 30, 2020, respectively.

During the third quarter of 2020, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health (NIH) to support the Company’s CDX-1140 and CDX-301 programs. The Company recognized $0.2 million and $0.3 million in grant revenue under the award during the three and six months ended June 30, 2021.

Contract Assets and Liabilities

At June 30, 2021 and December 31, 2020, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At June 30, 2021, the Company had $0.1 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2020, the Company had $3.4 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2020 during the three and six months ended June 30, 2021 was $3.0 million and $3.4 million, respectively.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of June 30, 2021 and December 31, 2020.

The net deferred tax liability of $1.8 million at June 30, 2021 and December 31, 2020 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes. A $0.2 million non-cash income tax benefit was recorded during the second quarter of 2020 related to the impairment of the CDX-3379 IPR&D asset and a $0.9 million non-cash income tax benefit was recorded during the fourth quarter of 2020 related to the partial impairment of the TAM program IPR&D asset.

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

	Six Months Ended June 30,
	2021	2020
Stock Options	4,344,622	3,085,287
Restricted Stock	—	—
	4,344,622	3,085,287

(13)  Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan, a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The Kolltan Milestone payments, if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Merger Agreement. Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of June 30, 2021, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones.

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

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the CDX-0159 program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The parties entered into non-binding mediation in May 2021 following SRS’s approach to Celldex about its interest in settlement or mediation discussions, but those discussions did not result in a resolution of the dispute. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in June 2022.

Following the Company’s discontinuation of the CDX-3379 program, the Company sent a milestone abandonment notice to SRS with respect to Kolltan Milestones related to the CDX-3379 program. In October 2020, the Company received notice that SRS has objected to that notice, seeking further information from the Company, which was provided pursuant to the terms of the Merger Agreement.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates, which are still in an early development stage;
●	our ability to successfully complete research and further development, including preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	the impact of the COVID-19 pandemic on our business or on the economy generally;
●	whether the COVID-19 pandemic will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan, and the cost, timing, and outcome of our declaratory judgment action against the Kolltan stockholder representative with respect to certain of those milestones;
●	our ability to realize the anticipated benefits from the acquisition of Kolltan;
●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the risk factors set forth elsewhere in this quarterly report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2020 and other reports that we file with the Securities and Exchange Commission.

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

We are focusing our efforts and resources on the continued research and development of:

●	CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, currently being studied in two Phase 1b studies. We are studying CDX-0159 in mast cell driven diseases, including, initially, in urticarias and plan to initiate a study in prurigo nodularis in the fourth quarter of 2021. In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data from the Phase 1b study in CIndU were reported in July 2021 in patients with cold urticaria and symptomatic dermographism. The study has also been expanded to include patients with cholinergic urticaria.

●	CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied in a Phase1 study. Dose escalation was completed in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination with CDX-301, our dendritic cell growth factor. We have initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD1/PDL1 treatment and a combination cohort with standard of care chemotherapy in patients with untreated metastatic pancreatic cancer. We are exploring additional combination cohorts with mechanisms that we believe could be complementary or synergistic with CDX-1140; and
●	CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we initiated a Phase 1 study in advanced solid tumors in August 2020.

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

Estimated
Completion
Clinical Phase	Period
Phase 1	1 - 2 Years
Phase 2	1 - 5 Years
Phase 3	1 - 5 Years

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

●	the number of patients that ultimately participate in the trial;
●	the duration of patient follow-up that seems appropriate in view of results;
●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable patient subjects; and
●	the efficacy and safety profile of the drug candidate.

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

During the past five years through December 31, 2020, we incurred an aggregate of $350.6 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2021 and 2020. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020

	(In thousands)
CDX‑0159/Anti-KIT Program	$10,973	$2,896
CDX‑1140 and CDX-301	2,845	5,586
CDX‑527	2,328	5,891
Other Programs	8,930	7,027
Total R&D Expense	$25,076	$21,400

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

These data supported expansion of the CDX-0159 program into mast cell driven diseases, including initially in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. The prevalence of CSU and CIndU is approximately 0.5-1% of the total population or up to 1 to 3 million patients in the United States alone (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for additional therapies. CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. Celldex is exploring cold-induced, dermographism (scratch-induced) and cholinergic (exercise-induced) urticarias.

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

In December 2020, we announced that enrollment had opened and the first patient had been dosed in a second Phase 1b study in CIndU being conducted in Germany in patients who are refractory to antihistamines. This study is an open label clinical trial designed to evaluate the safety of a single dose of CDX-0159 in patients with cold urticaria (n=10) or symptomatic dermographism (n=10). In March of 2021, we added a third cohort in patients with cholinergic urticaria (n=10). Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. CDX-0159 is administered intravenously (3.0 mg/kg) on Day 1 as add on treatment to H1-antihistamines.

In July of 2021, we reported positive interim data from the cold urticaria and symptomatic dermographism cohorts. As of the data cut-off on June 11, 2021, 20 patients had received a single intravenous infusion of CDX-0159 at 3 mg/kg, including 11 patients with cold urticaria and 9 patients with symptomatic dermographism. Patients had high disease activity as assessed by provocation threshold testing. In patients with cold urticaria and symptomatic dermographism baseline critical temperature thresholds were 18.9°C/66°F (range: 5-27°C/41-80.6°F) and FricTest® thresholds were 3.8 (range: 3-4) of 4. Safety results were reported for all 20 patients; activity results were reported for the 19 patients who received a full dose of CDX-0159. 14 of 19 patients completed the 12-week study observation period and five were ongoing (range of 2-8 weeks) as of June 11, 2021.

●	All 19/19 (100%) patients experienced a clinical response as assessed by provocation threshold testing; 18/19 (95%) experienced a complete response and 1/19 (5%) experienced a partial response.10/10 (100%) patients with cold urticaria experienced a complete response. 8/9 (89%) patients with symptomatic dermographism experienced a complete response and 1/9 (11%) experienced a partial response. Compete responses were observed in all 3 patients (1 cold urticaria; 2 symptomatic dermographism) with prior Xolair® (omalizumab) experience, including two who were Xolair refractory.

●	Rapid onset of responses after dosing and sustained durability were observed. Most patients with cold urticaria and symptomatic dermographism experienced a complete response by week 1 and by week 4, respectively. The median duration of response for patients was 77+ days for cold urticaria and 57+ days for symptomatic dermographism.
●	Improvements in disease activity as reported by physician’s and patient’s global assessment of disease severity were consistent with the complete responses as measured by provocation testing.
●	A single 3 mg/kg dose of CDX-0159 resulted in rapid, marked and durable suppression of serum tryptase and depletion of skin mast cells (87% depletion) as measured through biopsy. The kinetics of serum tryptase and skin mast cell depletion mirrored clinical activity. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	CDX-0159 was generally well tolerated. The most common adverse events were hair color changes, mild infusion reactions, and transient changes in taste perception. Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt) are consistent with inhibiting KIT signaling in other cell types and are expected to be fully reversible. As previously reported, a single severe infusion reaction of brief loss of consciousness was observed in a patient with a history of fainting. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed. There was no evidence of clinically significant decreases in hematology parameters—an important finding for a KIT inhibitor.
●	One patient with symptomatic dermographism enrolled in the study also had a diagnosis of prurigo nodularis. After a single dose of CDX-0159, this patient experienced both a complete response of symptomatic dermographism and notable improvement of the prurigo nodularis.

We continue to assess potential opportunities for CDX-0159 in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions. In the fourth quarter of 2021, we plan to expand clinical development of CDX-0159 into prurigo nodularis (PN), a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There are currently no FDA approved therapies for PN, representing an area of significant unmet need. The Phase 1 study will be a randomized, double-blind, placebo-controlled trial designed to evaluate single and multiple doses of CDX-0159 to assess safety, pharmacokinetics and clinical effect in patients with PN.

Manufacturing activities are also progressing as planned to support the introduction of the CDX-0159 subcutaneous formulation into the clinical program. Celldex plans to initiate a randomized, double-blind, placebo-controlled, Phase 1 study designed to evaluate the safety of single ascending doses of the subcutaneous formulation of CDX-0159 in healthy volunteers in the third quarter of 2021

CDX-1140

CDX-1140 is a fully human agonist monoclonal antibody targeted to CD40, a key activator of immune response, which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. Potent CD40 agonist antibodies have shown encouraging results in early clinical studies; however, systemic toxicity associated with broad CD40 activation has limited their dosing. CDX-1140 has unique properties relative to other CD40 agonist antibodies: potent agonist activity is independent of Fc receptor interaction, contributing to more consistent, controlled immune activation; CD40L binding is not blocked, leading to potential synergistic effects of agonist activity near activated T cells in lymph nodes and tumors; and the antibody does not promote cytokine production in whole blood assays. CDX-1140 has shown direct anti-tumor activity in preclinical models of lymphoma. Preclinical studies of CDX-1140 clearly demonstrate strong immune activation effects and low systemic toxicity and support the design of the Phase 1 study to identify the dose for characterizing single-agent and combination activity.

We initiated a Phase 1 study of CDX-1140 in November 2017 in up to 260 patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. The expansion is designed to further evaluate the tolerability and biologic effects of selected dose(s) of CDX-1140 in specific tumor types. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments. In support of this, the Phase 1 study protocol also allows for the exploration of CDX-1140 in combination with other agents that may potentiate anti-tumor responses. A combination cohort with CDX-301, a hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells has been completed. Two combination cohorts are currently ongoing. A combination of CDX-1140 with pembrolizumab has completed the safety run-in and expansion cohorts in patients with checkpoint-refractory squamous cell head and neck cancer and non-small cell lung cancer is enrolling patients. A combination of CDX-1140 with gemcitabine/nab-paclitaxel in patients with previously untreated metastatic pancreatic adenocarcinoma is also enrolling patients.

The maximum tolerated dose (MTD) and recommended dose for continued study has been determined to be 1.5 mg/kg — one of the highest systemic dose levels in the CD40 agonist class. Interim data from the study were presented at the Society for Immunotherapy of Cancer’s (SITC) 35th Annual Meeting 2020. The presentation focused on patients treated at the MTD and recommended dose of 1.5 mg/kg. 41 patients (n=25 monotherapy; n=16 in combination with CDX-301) had been treated at the 1.5 mg/kg dose at the time of data cutoff; 29 patients had post-treatment scans performed and five patients had not reached their first post-treatment response assessment. In addition, preliminary safety data from the combination cohort with pembrolizumab (n=9; 4 at 0.72 mg/kg and 5 at 1.5 mg/kg CDX-1140) were also presented. CDX-1140 monotherapy and in combination with pembrolizumab was generally well tolerated with mostly grade 1 or grade 2 drug related adverse events. Activity at 1.5mg/kg dose of CDX-1140 included:

●	An ongoing (6+ months) complete response (CR) in a patient with follicular lymphoma treated with CDX-1140 in combination with CDX-301;
●	Notable tumor shrinkage and/or necrosis in 6 patients with squamous cell head and neck cancer (SCCHN), including extensive tumor cavitation/necrosis of a large baseline protruding neck mass associated with decreased tumor pain in a patient; and,
●	Stable disease (n=10) for 11 to 32 weeks.

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

In August 2020, we announced the initiation of a Phase 1 dose-escalation study. The study includes up to approximately 40 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase and to recommend a dose level for further study in the subsequent expansion phase. The expansion is designed to further evaluate the tolerability, and biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types.Enrollment is ongoing.

Interim data were presented at the American Society of Clinical Oncology (ASCO) 2021 Annual Meeting in June that demonstrated a good safety profile along with promising pharmacodynamic and pharmacokinetic activity, which are important key hurdles for the development of bispecific antibodies. As of the data cut-off (April 16, 2021), 11 patients were enrolled in the first 5 dose escalation cohorts, 0.03 mg/kg through 3 mg/kg.CDX-527 was well tolerated, with no dose-limiting toxicities or treatment related serious adverse events observed. Pharmacokinetics and receptor occupancy demonstrate good exposure starting at the 1 mg/kg dose and no evidence of significant anti-drug antibodies impact. Pharmacodynamic parameters demonstrate biological activity consistent with immune activation including: transient increase in pro inflammatory cytokines/chemokines, upregulation of activation marker on T cells and particularly NK cells and a decrease in regulatory T cells. Enrollment to the dose escalation portion of the study has been completed and expansion cohorts are being planned.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2021	2020	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$26	$—	$26	n/a
Contracts and grants	3,454	236	3,218	1,364%
Total revenues	$3,480	$236	$3,244	1,375%
Operating expenses:
Research and development	12,356	9,705	2,651	27%
General and administrative	4,306	3,528	778	22%
Intangible Asset Impairment	—	3,500	(3,500)	(100)%
Loss (Gain) on fair value remeasurement of contingent consideration	258	(5,132)	5,390	105%
Total operating expense	16,920	11,601	5,319	46%
Operating loss	(13,440)	(11,365)	2,075	18%
Investment and other income, net	67	106	(39)	(37)%
Net Loss Before Income Tax Benefit	(13,373)	(11,259)	2,114	19%
Income Tax Benefit	—	228	(228)	(100)%
Net loss	$(13,373)	$(11,031)	$2,342	21%

Net Loss

The $2.3 million increase in net loss for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily the result of an increase in the loss on fair value remeasurement of contingent consideration.

Revenue

Revenue from product development and licensing agreements for the three months ended June 30, 2021 was consistent with the three months ended June 30, 2020. The $3.2 million increase in contracts and grants revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to an increase in services performed under our contract manufacturing and research and development agreements with Rockefeller University and Gilead Sciences. We expect revenue to decrease over the next twelve months as a result of a decrease in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University and Gilead Sciences.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2021	2020	$	%

	(In thousands)
Personnel	$5,844	$5,216	$628	12%
Laboratory supplies	1,356	775	581	75%
Facility	1,198	1,758	(560)	(32)%
Product development	2,972	1,023	1,949	191%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.6 million increase in personnel expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher stock-based compensation expense. We expect personnel expenses increase over the next twelve months as a result of expanded development of CDX-0159, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.6 million increase in laboratory supply expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.6 million decrease in facility expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to lower rent and depreciation expenses. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $1.9 million increase in product development expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to an increase in contract research and clinical trial expenses. We expect product development expenses to increase over the next twelve months as a result of expanded development of CDX-0159, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.8 million increase in general and administrative expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher personnel expenses. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Intangible Asset Impairment

We evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. We concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded for the three months ended June 30, 2020.

Loss (Gain) on Fair Value Remeasurement of Contingent Consideration

The $0.3 million loss on fair value remeasurement of contingent consideration for the three months ended June 30, 2021 was primarily due to the passage of time. The $5.1 million gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2020 was primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2021 was consistent with the three months ended June 30, 2020. We expect investment and other income to increase over the next twelve months due to higher levels of cash as a result of our July 2021 underwritten public offering, although there may be fluctuations on a quarterly basis.

Income Tax Benefit

During the quarter ended June 30, 2020, a $0.2 million non-cash income tax benefit was recorded related to the impairment of the CDX-3379 IPR&D asset.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2021	2020	$	%

		(In thousands)
Revenues:
Product Development and Licensing Agreements	$29	$2,285	$(2,256)	(99)%
Contracts and Grants	4,136	680	3,456	508%
Total Revenue	$4,165	$2,965	$1,200	40%
Operating Expenses:
Research and Development	25,076	21,400	3,676	17%
General and Administrative	8,426	7,194	1,232	17%
Intangible Asset Impairment	—	3,500	(3,500)	(100)%
Loss (Gain) on Fair Value Remeasurement of Contingent Consideration	741	(4,898)	5,639	115%
Total Operating Expense	34,243	27,196	7,047	26%
Operating Loss	(30,078)	(24,231)	5,847	24%
Investment and Other Income, Net	167	347	(180)	(52)%
Net Loss Before Income Tax Benefit	(29,911)	(23,884)	6,027	25%
Income Tax Benefit	—	228	(228)	(100)%
Net Loss	$(29,911)	$(23,656)	$6,255	26%

Net Loss

The $6.3 million increase in net loss for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily the result of an increase in the loss on fair value remeasurement of contingent consideration and an increase in research and development expenses, partially offset by a decrease in intangible asset impairment expense.

Revenue

The Company’s agreement with Rockefeller University, as amended, (the “Rockefeller Agreement”) provides for the Company to perform manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). The $2.3 million decrease in product development and licensing agreements revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to the $1.8 million received from the Rockefeller Transaction in the first quarter of 2020. The $3.5 million increase in contracts and grants revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily related to an increase in services performed under our manufacturing and research and development agreements with Rockefeller University and Gilead Sciences.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2020	2019	$	%

		(In thousands)
Personnel	$11,882	$10,832	$1,050	10%
Laboratory Supplies	3,115	2,235	880	39%
Facility	2,452	3,487	(1,035)	(30)%
Product Development	5,734	2,829	2,905	103%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.0 million increase in personnel expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher stock-based compensation expense.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.9 million increase in laboratory supply expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $1.0 million decrease in facility expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to lower rent and depreciation expenses.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.9 million increase in product development expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to an increase in clinical trial and contract research expenses.

General and Administrative Expense

The $1.2 million increase in general and administrative expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher personnel expenses.

Intangible Asset Impairment

We evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. We concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded for the three months ended June 30, 2020.

Loss (Gain) on Fair Value Remeasurement of Contingent Consideration

The $0.7 million loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2021 was primarily due to changes in discount rates and the passage of time. The $4.9 million gain on fair value remeasurement of contingent consideration for the six months ended June 30, 2020 was primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program and the passage of time.

Investment and Other Income, Net

The $0.2 million decrease in investment and other income, net for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to lower interest rates on fixed income investments.

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

At June 30, 2021, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $164.0 million. We have had recurring losses and incurred a loss of $29.9 million for the six months ended June 30, 2021. Net cash used in operations for the six months ended June 30, 2021 was $30.0 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2021, along with the approximately $270.0 million in net proceeds raised in our July 2021 underwritten public offering, are sufficient to meet estimated working capital requirements and fund planned operations through 2025. This could be impacted if we elect to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $30.0 million for the six months ended June 30, 2021 as compared to $23.3 million for the six months ended June 30, 2020. The increase in net cash used in operating activities was primarily due to a decrease in cash received related to product development and licensing agreements and an increase in research and development and general and administrative expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $29.6 million for the six months ended June 30, 2021 as compared to net cash used in investing activities of $86.6 million for the six months ended June 30, 2020. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $30.3 million for the six months ended June 30, 2021 as compared to net purchases of marketable securities of $85.4 million for the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $0.0 million for the six months ended June 30, 2021 as compared to $166.7 million for the six months ended June 30, 2020. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

During the six months ended June 30, 2020, we issued 6.7 million shares of common stock under our Cantor Agreement resulting in net proceeds of $25.3 million after deducting commission and offering expenses. No shares of common stock were sold under the Cantor Agreement during the six months ended June 30, 2021.

During the second quarter of 2020, we issued 15,384,614 shares of common stock in an underwritten public offering resulting in net proceeds of $141.4 million, after deducting underwriting fees and offering expenses.

In July 2021, we issued 6,845,238 shares of common stock in an underwritten public offering resulting in net proceeds of approximately $270.0 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at June 30, 2021 due to the short-term maturities of these instruments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2021, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the CDX-0159 program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The parties entered into non-binding mediation in May 2021 following SRS’s approach to Celldex about its interest in settlement or mediation discussions, but those discussions did not result in a resolution of the dispute. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in June 2022.

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
†10.1

Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 17, 2021 with the Securities and Exchange Commission.

†10.2

Celldex Therapeutics, Inc. Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on June 17, 2021 with the Securities and Exchange Commission.

†10.3

Celldex Therapeutics, Inc. Form of Incentive Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on June 17, 2021 with the Securities and Exchange Commission.

†10.4

Celldex Therapeutics, Inc. Form of Nonqualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on June 17, 2021 with the Securities and Exchange Commission.

†10.5

Celldex Therapeutics, Inc. Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed on June 17, 2021 with the Securities and Exchange Commission.

†10.6

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.7

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sam Martin, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.8

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D., incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.9

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D., incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.10

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh, incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.11

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D., incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.12

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley, incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.13

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D., incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.14

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Diane Young, M.D., incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

†10.15

Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Freddy Jimenez, incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 8-K, filed on July 1, 2021 with the Securities and Exchange Commission.

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*        Filed herewith.

**      Furnished herewith.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 5, 2021	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 5, 2021	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)