Form 10-Q
period 2021-09-30
Celldex Therapeutics, Inc.
filed 2021-11-09
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, 46,663,872 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$72,184	$43,836
Marketable securities	350,905	150,586
Accounts and other receivables	197	1,802
Prepaid and other current assets	3,269	1,619
Total current assets	426,555	197,843
Property and equipment, net	3,342	3,815
Operating lease right-of-use assets, net	3,016	3,449
Intangible assets, net	27,190	30,690
Other assets	98	41
Total assets	$460,201	$235,838
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$836	$1,048
Accrued expenses	10,253	8,459
Current portion of operating lease liabilities	1,366	1,327
Current portion of other long-term liabilities	1,721	3,372
Total current liabilities	14,176	14,206
Long-term portion of operating lease liabilities	1,713	2,154
Other long-term liabilities	7,600	10,121
Total liabilities	23,489	26,481
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 46,663,340 and 39,603,771 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	47	40
Additional paid-in capital	1,557,576	1,279,824
Accumulated other comprehensive income	2,548	2,589
Accumulated deficit	(1,123,459)	(1,073,096)
Total stockholders’ equity	436,712	209,357
Total liabilities and stockholders’ equity	$460,201	$235,838

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Product development and licensing agreements	$—	$12	$29	$2,297
Contracts and grants	153	656	4,288	1,336
Total revenues	153	668	4,317	3,633

Operating expenses:
Research and development	13,557	10,708	38,633	32,109
General and administrative	5,821	3,640	14,247	10,833
Intangible asset impairment	3,500	—	3,500	3,500
(Gain) loss on fair value remeasurement of contingent consideration	(1,901)	662	(1,160)	(4,236)
Total operating expenses	20,977	15,010	55,220	42,206

Operating loss	(20,824)	(14,342)	(50,903)	(38,573)
Investment and other income, net	145	118	313	465
Net loss before income tax benefit	(20,679)	(14,224)	(50,590)	(38,108)
Income tax benefit	227	—	227	228
Net loss	$(20,452)	$(14,224)	$(50,363)	$(37,880)

Basic and diluted net loss per common share	$(0.45)	$(0.36)	$(1.21)	$(1.44)

Shares used in calculating basic and diluted net loss per share	45,453	39,278	41,582	26,303

Comprehensive loss:
Net loss	$(20,452)	$(14,224)	$(50,363)	$(37,880)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(44)	14	(41)	(11)
Comprehensive loss	$(20,496)	$(14,210)	$(50,404)	$(37,891)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(50,363)	$(37,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,291	3,174
Amortization and premium of marketable securities, net	(3,407)	(422)
Gain on sale or disposal of assets	(23)	(29)
Intangible Asset Impairment	3,500	3,500
Gain on fair value remeasurement of contingent consideration	(1,160)	(4,236)
Non-Cash Income Tax Benefit	(227)	(228)
Stock-based compensation expense	5,813	2,658
Changes in operating assets and liabilities:
Accounts and other receivables	1,549	177
Prepaid and other current assets	(2,261)	(1,280)
Accounts payable and accrued expenses	1,757	864
Other liabilities	(3,855)	(1,491)
Net cash used in operating activities	(46,386)	(35,193)
Cash flows from investing activities:
Sales and maturities of marketable securities	129,000	55,600
Purchases of marketable securities	(325,342)	(183,394)
Acquisition of property and equipment	(895)	(1,305)
Proceeds from sale or disposal of assets	25	29
Net cash used in investing activities	(197,212)	(129,070)
Cash flows from financing activities:
Net proceeds from stock issuances	269,893	170,964
Proceeds from issuance of stock from employee benefit plans	2,053	218
Issuance of Term Loan	—	2,962
Payment of Term Loan	—	(2,962)
Net cash provided by financing activities	271,946	171,182

Net increase in cash and cash equivalents	28,348	6,919
Cash and cash equivalents at beginning of period	43,836	11,232
Cash and cash equivalents at end of period	$72,184	$18,151

Non-cash investing activities
Accrued construction in progress	$46	$63

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

At September 30, 2021, the Company had cash, cash equivalents and marketable securities of $423.1 million. The Company has had recurring losses and incurred a loss of $50.4 million for the nine months ended September 30, 2021. Net cash used in operations for the nine months ended September 30, 2021 was $46.4 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, including supply chain and work force issues which could adversely impact our operations. To date, the Company has managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our Intangible in-process research and development (“IPR&D”) assets with a carrying value of $27.2 million at September 30, 2021.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	September 30, 2021	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$66,929	—	$66,929	—
Marketable securities	350,905	—	350,905	—
	$417,834	—	$417,834	—
Liabilities:
Kolltan acquisition contingent consideration	$7,107	—	—	$7,107
	$7,107	—	—	$7,107

	As of
	December 31, 2020	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$35,066	—	$35,066	—
Marketable securities	150,586	—	150,586	—
	$185,652	—	$185,652	—
Liabilities:
Kolltan acquisition contingent consideration	$8,267	—	—	$8,267
	$8,267	—	—	$8,267

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2021 (in thousands):

Other Liabilities:
Contingent
Consideration
Balance at December 31, 2020	$8,267
Fair value adjustments included in operating expenses	(1,160)
Balance at September 30, 2021	$7,107

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of September 30, 2021, the weighted average probability of success used in calculating the fair value of contingent consideration was 48.0% (with a range of 5.1% to 68.6%), the weighted average discount rate was 5.6% ( with a range of 5.1% to 6.7%) and the weighted average amount of time until the conditions of the milestone payments are met was 4 years. Weighted averages are calculated based on the relative fair value of our contingent consideration obligations.

During the three and nine months ended September 30, 2021, the Company recorded a $1.9 million and $1.2 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to updated assumptions for the TAM program, changes in discount rates and the passage of time. During the three months ended September 30, 2020, the Company recorded a $0.7 million loss on fair value remeasurement of contingent consideration primarily due to changes in discount rates and the passage of time. During the nine months ended September 30, 2020, the Company recorded a $4.2 million gain on fair value remeasurement of contingent consideration primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program, changes in discount rates and the passage of time. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the nine months ended September 30, 2021.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2021
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$24,291	$5	$—	$24,296
Maturing after one year through three years	75,314	2	(17)	75,299
Total U.S. government and municipal obligations	$99,605	$7	$(17)	$99,595
Corporate debt securities
Maturing in one year or less	$183,504	$—	$(10)	$183,494
Maturing after one year through three years	67,844	8	(36)	67,816
Total corporate debt securities	$251,348	$8	$(46)	$251,310
Total marketable securities	$350,953	$15	$(63)	$350,905

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of September 30, 2021 and December 31, 2020. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.8 million and $0.2 million in accrued interest at September 30, 2021 and December 31, 2020, respectively.

(5)  Intangible Assets

At September 30, 2021 and December 31, 2020, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million and $30.7 million, respectively. Indefinite-lived intangible assets consist of acquired IPR&D related to the development of the anti-KIT program (including CDX-0159) and the TAM program, a broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AxL and MerTK. CDX-0159 is in Phase 1 development and the TAM program is in preclinical development. As of September 30, 2021, none of the Company’s IPR&D assets had reached technological feasibility nor did any have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. During the fourth quarter of 2020, the Company decided that although it had developed promising data for the AxL target within the TAM program, it would focus its efforts on out-licensing opportunities for its TAM program. As a result, the Company evaluated the TAM program IPR&D asset for potential impairment due to the change in projected development and regulatory timelines related to the program and recorded a non-cash partial impairment charge of $14.5 million for the fourth quarter of 2020. During the third quarter of 2021, the Company evaluated its out-licensing progress since December 31, 2020 and the status and expectation for the TAM program. Despite the Company’s efforts to out-license, there was a lack of interest in the program from third parties. Therefore, the Company evaluated the TAM program IPR&D asset for potential impairment using a discounted cash flow fair value model and concluded that the TAM IPR&D asset was fully impaired. A non-cash impairment charge of $3.5 million was recorded for the three months ended September 30, 2021. As a result of the discontinuation of the CDX-3379 program in the second quarter of 2020, the Company concluded that the CDX-3379 IPR&D asset was fully impaired and a non-cash impairment charge of $3.5 million was recorded in the second quarter of 2020. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,613	$1,840
Contingent milestones (Note 3)	7,107	8,267
Deferred revenue (Note 10)	601	3,386
Total	9,321	13,493
Less current portion	(1,721)	(3,372)
Long-term portion	$7,600	$10,121

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At September 30, 2021, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

In July 2021, the Company issued 6,845,238 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $269.9 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and nine months ended September 30, 2021 and 2020 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	10,867	—	74	—	—	74
Stock-based compensation	—	—	1,275	—	—	1,275
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,538)	(16,538)
Consolidated balance at March 31, 2021	39,614,638	$40	$1,281,173	$2,587	$(1,089,634)	$194,166
Shares issued under stock option and employee stock purchase plans	2,058	—	(25)	—	—	(25)
Stock-based compensation	—	—	1,509	—	—	1,509
Unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(13,373)	(13,373)
Consolidated balance at June 30, 2021	39,616,696	$40	$1,282,657	$2,592	$(1,103,007)	$182,282
Shares issued under stock option and employee stock purchase plans	201,406	—	2,004	—	—	2,004
Shares issued in underwritten offering, net	6,845,238	7	269,886	—	—	269,893
Stock-based compensation	—	—	3,029	—	—	3,029
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(20,452)	(20,452)
Consolidated balance at September 30, 2021	46,663,340	$47	$1,557,576	$2,548	$(1,123,459)	$436,712

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026
Shares issued under stock option and employee stock purchase plans	12,573	—	24	—	—	24
Shares issued in connection with at the market agreement	746,152	1	1,613	—	—	1,614
Stock-based compensation	—	—	686	—	—	686
Unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(12,625)	(12,625)
Consolidated balance at March 31, 2020	17,730,802	$18	$1,107,029	$2,597	$(1,025,941)	$83,703
Shares issued in connection with at the market agreement	5,978,452	6	23,686	—	—	23,692
Shares issued in underwritten offering, net	15,384,614	15	141,346	—	—	141,361
Stock-based compensation	—	—	722	—	—	722
Unrealized loss on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(11,031)	(11,031)
Consolidated balance at June 30, 2020	39,093,868	$39	$1,272,783	$2,594	$(1,036,972)	$238,444
Shares issued under stock option and employee stock purchase plans	68,204	—	194	—	—	194
Shares issued in connection with at the market agreement	400,400	1	4,296	—	—	4,297
Stock-based compensation	—	—	1,250	—	—	1,250
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(14,224)	(14,224)
Consolidated balance at September 30, 2020	39,562,472	$40	$1,278,523	$2,608	$(1,051,196)	$229,975

(8)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2020	3,042,229	$28.93	8.2
Granted	1,350,210	$28.16
Exercised	(192,464)	$9.53
Canceled	(70,349)	$35.62
Options outstanding at September 30, 2021	4,129,626	$29.46	8.2
Options vested and expected to vest at September 30, 2021	3,982,965	$29.81	8.2
Options exercisable at September 30, 2021	1,387,147	$51.75	6.7
Shares available for grant under the 2021 Plan	3,319,116

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2021 was $41.34 and $21.86, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at September 30, 2021 was $140.6 million. The aggregate intrinsic value of stock options exercisable at September 30, 2021 was $47.3 million. As of September 30, 2021, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $33.7 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.9 years.

Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Research and development	$1,504	$642	$2,927	$1,294
General and administrative	1,525	608	2,886	1,364
Total stock-based compensation expense	$3,029	$1,250	$5,813	$2,658

The fair values of employee, consultant and non-employee director stock options granted during the three and nine months ended September 30, 2021 and 2020 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expected stock price volatility	98%	98%	97 – 98%	91 – 98%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.1 – 1.2%	0.5%	0.8 – 1.3%	0.5 – 0.6%
Expected dividend yield	None	None	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2021 are summarized below:

	Unrealized
	Loss on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2020	$(7)	$2,596	$2,589
Other comprehensive loss	(41)	—	(41)
Balance at September 30, 2021	$(48)	$2,596	$2,548

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2021.

(10)  Revenue

Product Development and Licensing Revenue

The Company’s agreement with Rockefeller University, as amended (the “Rockefeller Agreement”), provides for the Company to perform manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). Pursuant to the Rockefeller Agreement, the Company received an upfront payment of $1.8 million as a result of the Rockefeller Transaction which was recorded to revenue during the first quarter of 2020. The Company is eligible to receive additional payments from Rockefeller University if this portfolio progresses through clinical and commercial development.

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and an agreement with Gilead Sciences pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.1 million and $4.0 million in revenue under these agreements during the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2020, respectively.

During the third quarter of 2020, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health (NIH) to support the Company’s CDX-1140 and CDX-301 programs. The Company recognized $0.0 million and $0.3 million in grant revenue under the award during the three and nine months ended September 30, 2021, respectively, and $0.3 million during the three and nine months ended September 30, 2020.

Contract Assets and Liabilities

At September 30, 2021 and December 31, 2020, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At September 30, 2021, the Company had $0.6 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2020, the Company had $3.4 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2020 during the three and nine months ended September 30, 2021 was $0.0 million and $3.4 million, respectively.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2021 and December 31, 2020.

The net deferred tax liability of $1.6 million and $1.8 million at September 30, 2021 and December 31, 2020, respectively, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes. A $0.2 million non-cash income tax benefit was recorded during the third quarter of 2021 and a $0.9 million non-cash income tax benefit was recorded during the fourth quarter of 2020 related to impairments of the TAM program IPR&D asset. A $0.2 million non-cash income tax benefit was recorded during the second quarter of 2020 related to the impairment of the CDX-3379 IPR&D asset.

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

	Nine Months Ended September 30,
	2021	2020
Stock Options	4,129,626	3,074,832
Restricted Stock	—	—
	4,129,626	3,074,832

(13)  Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan, a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The payment of Kolltan Milestones , if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Agreement and Plan of Merger, dated November 1, 2016 (the “Merger Agreement”). Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of September 30, 2021, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones.

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

We are focusing our efforts and resources on the continued research and development of:

●	CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, currently being studied in mast cell driven diseases.In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 in patients with cold urticaria and symptomatic dermographism. The study has also been expanded to include patients with cholinergic urticaria and enrollment has opened in a Phase 1b study in prurigo nodularis.

●	CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied in a Phase 1 study. Dose escalation was completed in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination. We have initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD1/PDL1 treatment.
●	CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we initiated a Phase 1 study in advanced solid tumors in August 2020.

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

Regulatory approval is required before we can market our drug candidates as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agencies must conclude that our clinical data demonstrate that our product candidates are safe and effective. Historically, the results from preclinical testing and early clinical trials (through Phase 2) have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in early clinical trials but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

During the past five years through December 31, 2020, we incurred an aggregate of $350.6 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2021 and 2020. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020

	(In thousands)
CDX‑0159/Anti-KIT Program	$18,264	$5,233
CDX‑1140 and CDX-301	4,097	9,093
CDX‑527	3,008	7,719
Other Programs	13,264	10,064
Total R&D Expense	$38,633	$32,109

Clinical Development Programs

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, including supply chain and work force issues which could adversely impact our operations. To date, the Company has managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product.

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

In December 2020, we announced that enrollment had opened and the first patient had been dosed in a second Phase 1b study in CIndU being conducted in Germany in patients who are refractory to antihistamines. This study is an open label clinical trial designed to evaluate the safety of a single dose (3 mg/kg) of CDX-0159 in patients with cold urticaria (n=10) or symptomatic dermographism (n=10). In March and June 2021, respectively, we added a third cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria (n=10) and a fourth cohort at a lower dose (single dose, 1.5 mg/kg) in cold urticaria. Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. CDX-0159 is administered intravenously on Day 1 as add on treatment to H1-antihistamines.

In July of 2021, we reported positive interim data from the cold urticaria and symptomatic dermographism cohorts. As of the data cut-off on June 11, 2021, 20 patients had received a single intravenous infusion of CDX-0159 at 3 mg/kg, including 11 patients with cold urticaria and 9 patients with symptomatic dermographism. Patients had high disease activity as assessed by provocation threshold testing. In patients with cold urticaria and symptomatic dermographism baseline critical temperature thresholds were 18.9°C/66°F (range: 5-27°C/41-80.6°F) and FricTest® thresholds were 3.8 (range: 3-4) of 4 pins. Safety results were reported for all 20 patients; activity results were reported for the 19 patients who received a full dose of CDX-0159. 14 of 19 patients completed the 12-week study observation period and five were ongoing (range of 2-8 weeks) as of June 11, 2021.

●	All 19/19 (100%) patients experienced a clinical response as assessed by provocation threshold testing; 18/19 (95%) experienced a complete response and 1/19 (5%) experienced a partial response.10/10 (100%) patients with cold urticaria experienced a complete response. 8/9 (89%) patients with symptomatic dermographism experienced a complete response and 1/9 (11%) experienced a partial response. Compete responses were observed in all 3 patients (1 cold urticaria; 2 symptomatic dermographism) with prior Xolair® (omalizumab) experience, including two who were Xolair refractory.
●	Rapid onset of responses after dosing and sustained durability were observed. Most patients with cold urticaria and symptomatic dermographism experienced a complete response by week 1 and by week 4, respectively. The median duration of response for patients was 77+ days for cold urticaria and 57+ days for symptomatic dermographism.
●	Improvements in disease activity as reported by physician’s and patient’s global assessment of disease severity were consistent with the complete responses as measured by provocation testing.
●	A single 3 mg/kg dose of CDX-0159 resulted in rapid, marked and durable suppression of serum tryptase and depletion of skin mast cells (87% depletion) as measured through biopsy. The kinetics of serum tryptase and skin mast cell depletion mirrored clinical activity. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	CDX-0159 was generally well tolerated. The most common adverse events were hair color changes, mild infusion reactions, and transient changes in taste perception. Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt) are consistent with inhibiting KIT signaling in other cell types and are expected to be fully reversible. As previously reported in March 2021, a single severe infusion reaction of brief loss of consciousness was observed in a patient with a history of fainting. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed. There was no evidence of clinically significant decreases in hematology parameters—an important finding for a KIT inhibitor.
●	One patient with symptomatic dermographism enrolled in the study also had a diagnosis of prurigo nodularis. After a single dose of CDX-0159, this patient experienced both a complete response of symptomatic dermographism and notable improvement of the prurigo nodularis.

In September of 2021, we reported additional positive data from the study on measurements of symptom control and quality of life. A single dose of CDX-0159 (3 mg/kg) resulted in a rapid and sustained improvement in urticaria control and greatly reduced disease impact on quality of life, as measured by the Urticaria Control Test (UCT) and Dermatology Life Quality Index (DLQI).

We continue to assess potential opportunities for CDX-0159 in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions. We have expanded clinical development of CDX-0159 into prurigo nodularis (PN), a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There are currently no FDA approved therapies for PN, representing an area of significant unmet need. In September, enrollment opened in a Phase 1b multi-center, randomized, double-blind, placebo-controlled study designed to assess the safety and treatment effects across multiple dosing cohorts of CDX-0159 in up to 40 patients with PN.

Manufacturing activities to support the introduction of the CDX-0159 subcutaneous formulation into the clinical program have been completed and, in September of 2021, Celldex initiated and has since completed dosing in a randomized, double-blind, placebo-controlled, Phase 1 study designed to evaluate the safety of single ascending doses of the subcutaneous formulation of CDX-0159 in healthy volunteers.

CDX-1140

CDX-1140 is a fully human agonist monoclonal antibody targeted to CD40, a key activator of immune response, which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. Potent CD40 agonist antibodies have shown encouraging results in early clinical studies; however, systemic toxicity associated with broad CD40 activation has limited their dosing concentrations to levels that may not be optimal for engaging CD40 expressing cells in the tumor microenvironment. CDX-1140 has unique properties relative to other CD40 agonist antibodies: potent agonist activity is independent of Fc receptor interaction, contributing to more consistent, controlled immune activation; CD40L binding is not blocked, leading to potential synergistic effects of agonist activity near activated T cells in lymph nodes and tumors; and the antibody does not promote cytokine production in whole blood assays. CDX-1140 has shown direct anti-tumor activity in preclinical models of lymphoma. Preclinical studies of CDX-1140 clearly demonstrate strong immune activation effects and low systemic toxicity and support the design of the Phase 1 study to identify the dose for characterizing single-agent and combination activity.

In November 2017, we initiated a Phase 1 study of CDX-1140 in up to 260 patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase (0.01 to 3.0 mg/kg once every four weeks until confirmed progression or intolerance) and to recommend a dose level for further study in a subsequent expansion phase. Secondary objectives include assessments of safety and tolerability, pharmacodynamics, pharmacokinetics, immunogenicity and additional measures of anti-tumor activity, including clinical benefit rate. We believe that the potential for CDX-1140 will be best defined in combination studies with other immunotherapies or conventional cancer treatments. A combination cohort with CDX-301, a hematopoietic cytokine that uniquely expands dendritic cells and hematopoietic stem cells and a safety run-in combination cohort with gemcitabine/nab-paclitaxel in patients with previously untreated metastatic pancreatic adenocarcinoma have been completed. A combination of CDX-1140 with pembrolizumab has completed the safety run-in phase. Expansion cohorts in patients with checkpoint-refractory/resistant squamous cell head and neck cancer and non-small cell lung cancer are enrolling patients.

In November 2020, we reported interim Phase 1 data from patients treated at the maximum tolerated dose (MTD) and recommended dose of 1.5 mg/kg—one of the highest systemic dose levels in the CD40 agonist class. Interim data from the study were presented at the Society for Immunotherapy of Cancer’s (SITC) 35th Annual Meeting 2020 (n=41; 25 mono, 16 with CDX-301 and 29 with post-treatment scans). Preliminary safety data from the combination cohort with pembrolizumab (n=9; 4 at 0.72 mg/kg and 5 at 1.5 mg/kg CDX-1140) were also presented. CDX-1140 monotherapy and in combination with pembrolizumab was generally well tolerated with mostly grade 1 or 2 drug related adverse events. Activity at 1.5mg/kg dose of CDX-1140 included an ongoing complete response (CR; 18 months as of Oct 2021) in a patient with follicular lymphoma treated with CDX-1140 monotherapy. There was notable tumor shrinkage and/or necrosis in 6 patients with squamous cell head and neck cancer (SCCHN) treated with CDX-1140 alone or in combination with CDX-301 and stable disease (n=10) for 11 to 32 weeks. CDX-1140 provided good systemic exposure and resulted in marked changes in the tumor microenvironment.

In November 2021, we provided an update on the ongoing Phase 1 study. Emerging data from the safety run-in cohort of CDX-1140 with gemcitabine/nab-paclitaxel in patients with previously untreated metastatic pancreatic adenocarcinoma and external CD40 agonist data recently reported using the same regimen, suggest that simultaneous treatment with chemotherapy and CD40 activation may not be optimal. Alternative strategies for investigating CDX-1140 in pancreatic cancer in other regimens are being explored, including through investigator sponsored studies. The combination of CDX-1140 with pembrolizumab has completed the safety run-in phase. Expansion cohorts in patients with checkpoint-refractory/resistant squamous cell head and neck cancer and non-small cell lung cancer are enrolling patients. Of the six patients with squamous cell head and neck cancer treated with CDX-1140 at 1.5 mg/kg in combination with pembrolizumab, encouraging preliminary results have been observed including a confirmed partial response and durable stable disease. Of the six evaluable patients with non-small cell lung cancer, four have had stable disease as their best response. Adverse events, such as arthralgia, myalgia and fatigue, have occurred more frequently in combination with pembrolizumab relative to CDX-1140 monotherapy and the protocol has been amended to allow CDX-1140 dose reduction, if necessary, to help manage these toxicities. Enrollment to the study is ongoing.

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

In August 2020, we announced the initiation of a Phase 1 dose-escalation study. The study includes up to approximately 40 patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. The study is designed to determine the maximum tolerated dose, or MTD, during a dose-escalation phase and to recommend a dose level for further study in the subsequent expansion phase. The expansion is designed to further evaluate the tolerability, and biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types. Enrollment to the dose escalation portion of the study has been completed and an expansion cohort in ovarian cancer is enrolling patients.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

	Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2021	2020	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$—	$12	$(12)	(100)%
Contracts and grants	153	656	(503)	(77)%
Total revenues	$153	$668	$(515)	(77)%
Operating expenses:
Research and development	13,557	10,708	2,849	27%
General and administrative	5,821	3,640	2,181	60%
Intangible asset impairment	3,500	—	3,500	n/a
(Gain) loss on fair value remeasurement of contingent consideration	(1,901)	662	(2,563)	(387)%
Total operating expense	20,977	15,010	5,967	40%
Operating loss	(20,824)	(14,342)	6,482	45%
Investment and other income, net	145	118	27	23%
Net loss before income tax benefit	(20,679)	(14,224)	6,455	45%
Income tax benefit	227	—	227	n/a
Net loss	$(20,452)	$(14,224)	$6,228	44%

Net Loss

The $6.2 million increase in net loss for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily the result of the non-cash intangible asset impairment expense related to the TAM program IPR&D asset and increases in research and development and general and administrative expenses, partially offset by an increase in the gain on fair value remeasurement of contingent consideration.

Revenue

Revenue from product development and licensing agreements for the three months ended September 30, 2021 was consistent with the three months ended September 30, 2020. The $0.5 million decrease in contracts and grants revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to a decrease in revenue from the Company’s SBIR grant and a decrease in services performed under our manufacturing and research and development agreement with Rockefeller University. We expect revenue to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2021	2020	$	%

	(In thousands)
Personnel	$7,155	$5,680	$1,475	26%
Laboratory supplies	1,255	763	492	64%
Facility	1,148	1,606	(458)	(29)%
Product development	3,101	1,852	1,249	67%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.5 million increase in personnel expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses increase over the next twelve months as a result of expanded development of CDX-0159, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.5 million increase in laboratory supply expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.5 million decrease in facility expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to lower rent as a result of the consolidation of our Massachusetts lab and manufacturing facilities in the second quarter of 2020 and lower repairs expenses. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $1.2 million increase in product development expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to an increase in contract research and clinical trial expenses. We expect product development expenses to increase over the next twelve months as a result of expanded development of CDX-0159, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $2.2 million increase in general and administrative expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher personnel and legal expenses. We expect general and administrative expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

Intangible Asset Impairment

We evaluated the TAM program IPR&D asset for potential impairment as a result of a lack of interest in the program from third parties. We concluded that the TAM program IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the third quarter of 2021.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

The $1.9 million gain on fair value remeasurement of contingent consideration for the three months ended September 30, 2021 was primarily due to updated assumptions for the TAM program. The $0.7 million loss on fair value remeasurement of contingent consideration for the three months ended September 30, 2020 was primarily due to changes in discount rates and the passage of time.

Investment and Other Income, Net

Investment and other income, net for the three months ended September 30, 2021 was consistent with the three months ended September 30, 2020. We expect investment and other income to increase over the next twelve months due to higher levels of cash as a result of our July 2021 underwritten public offering, although there may be fluctuations on a quarterly basis.

Income Tax Benefit

A $0.2 million non-cash income tax benefit was recorded related to the impairment of the TAM program IPR&D asset in the third quarter of 2021.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2021	2020	$	%

		(In thousands)
Revenues:
Product development and licensing agreements	$29	$2,297	$(2,268)	(99)%
Contracts and grants	4,288	1,336	2,952	221%
Total revenues	$4,317	$3,633	$684	19%
Operating expenses:
Research and development	38,633	32,109	6,524	20%
General and administrative	14,247	10,833	3,414	32%
Intangible asset impairment	3,500	3,500	—	—%
Gain on fair value remeasurement of contingent consideration	(1,160)	(4,236)	(3,076)	(73)%
Total operating expense	55,220	42,206	13,014	31%
Operating loss	(50,903)	(38,573)	12,330	32%
Investment and other income, net	313	465	(152)	(33)%
Net loss before income tax benefit	(50,590)	(38,108)	12,482	33%
Income tax benefit	227	228	(1)	—%
Net loss	$(50,363)	$(37,880)	$12,483	33%

Net Loss

The $12.5 million increase in net loss for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily the result of an increase in research and development and general and administrative expenses and a decrease in the gain on fair value remeasurement of contingent consideration.

Revenue

The Company’s agreement with Rockefeller University, as amended, (the “Rockefeller Agreement”) provides for the Company to perform manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). The $2.3 million decrease in product development and licensing agreements revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to the $1.8 million received from the Rockefeller Transaction in the first quarter of 2020. The $3.0 million increase in contracts and grants revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily related to an increase in services performed under our manufacturing and research and development agreements with Rockefeller University and Gilead Sciences.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2021	2020	$	%

		(In thousands)
Personnel	$19,037	$16,513	$2,524	15%
Laboratory supplies	4,370	2,998	1,372	46%
Facility	3,601	5,093	(1,492)	(29)%
Product development	8,835	4,681	4,154	89%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.5 million increase in personnel expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $1.4 million increase in laboratory supply expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $1.5 million decrease in facility expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to lower rent as a result of the consolidation of our Massachusetts lab and manufacturing facilities in the second quarter of 2020 and lower depreciation expenses.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.2 million increase in product development expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to an increase in clinical trial and contract research expenses.

General and Administrative Expense

The $3.4 million increase in general and administrative expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher personnel and legal expenses.

Intangible Asset Impairment

We evaluated the TAM program IPR&D asset for potential impairment as a result of a lack of interest in the program from third parties. We concluded that the TAM program IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the third quarter of 2021.We evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. We concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the second quarter of 2020.

Gain on Fair Value Remeasurement of Contingent Consideration

The $1.2 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2021 was primarily due to updated assumptions for the TAM program, changes in discount rates and the passage of time. The $4.2 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2020 was primarily due to updated assumptions for CDX-3379 related milestones due to the discontinuation of the CDX-3379 program, changes in discount rates and the passage of time.

Investment and Other Income, Net

The $0.2 million decrease in investment and other income, net for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to lower interest rates on fixed income investments.

Income Tax Benefit

A $0.2 million non-cash income tax benefit was recorded related to the impairment of the TAM program IPR&D asset in the third quarter of 2021 and a $0.2 million non-cash income tax benefit was recorded related to the impairment of the CDX-3379 IPR&D asset in the second quarter of 2020.

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

At September 30, 2021, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $423.1 million. We have had recurring losses and incurred a loss of $50.4 million for the nine months ended September 30, 2021. Net cash used in operations for the nine months ended September 30, 2021 was $46.4 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2021 are sufficient to meet estimated working capital requirements and fund planned operations through 2025. This could be impacted if we elect to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $46.4 million for the nine months ended September 30, 2021 as compared to $35.2 million for the nine months ended September 30, 2020. The increase in net cash used in operating activities was primarily due to an increase in research and development and general and administrative expenses. We expect that cash used in operating activities will increase over the next twelve months as a result of expanded development of CDX-0159, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash used in investing activities was $197.2 million for the nine months ended September 30, 2021 as compared to $129.1 million for the nine months ended September 30, 2020. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $196.3 million for the nine months ended September 30, 2021 as compared to $127.8 million for the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was $271.9 million for the nine months ended September 30, 2021 as compared to $171.2 million for the nine months ended September 30, 2020. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

During the nine months ended September 30, 2020, we issued 7.1 million shares of common stock under our Cantor Agreement resulting in net proceeds of $29.6 million after deducting commission and offering expenses. No shares of common stock were sold under the Cantor Agreement during the nine months ended September 30, 2021.

During the second quarter of 2020, we issued 15,384,614 shares of common stock in an underwritten public offering resulting in net proceeds of $141.4 million, after deducting underwriting fees and offering expenses.

During the third quarter of 2021, we issued 6,845,238 shares of common stock in an underwritten public offering resulting in net proceeds of $269.9 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at September 30, 2021 due to the short-term maturities of these instruments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2021, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

On November 3, 2021, we determined that a non-cash impairment charge of $3.5 million should be recorded for the three months ended September 30, 2021 related to our TAM program. The TAM program was acquired as part of our acquisition of Kolltan Pharmaceuticals, Inc. in the fourth quarter of 2016. During the fourth quarter of 2020, the Company decided that although it had developed promising data for the AxL target within the TAM program, it will focus its efforts on out-licensing opportunities for its TAM program. During the third quarter of 2021, the Company evaluated its out-licensing progress since December 31, 2020 and the status and expectation for the TAM program. We determined that the lack of interest in the program from third parties constituted a triggering event that required us to evaluate the intangible asset for impairment. See Note 5 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q for further discussion of this impairment charge.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 9, 2021	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 9, 2021	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)