Form 10-K
period 2021-12-31
Celldex Therapeutics, Inc.
filed 2022-02-28
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 was $1.3 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at February 17, 2022 was 46,735,026 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Boston, Massachusetts

CELLDEX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates, which are still in an early development stage;
●	our ability to successfully complete research and further development, including preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	the impact of the COVID-19 pandemic on our business or on the economy generally;
●	whether the COVID-19 pandemic will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;

ii

●	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”), and the cost, timing, and outcome of our declaratory judgment action against the Kolltan stockholder representative with respect to certain of those milestones;
●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the factors listed under “Risk Factors” in this Annual Report on Form 10-K.

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

iii

PART I

Item 1. BUSINESS

Overview

Celldex Therapeutics, Inc., which we refer to as “Celldex,” “we,” “us,” “our” or the “Company,” is a biopharmaceutical company dedicated to developing therapeutic monoclonal and bispecific antibodies that address diseases for which available treatments are inadequate. Our drug candidates include antibody- based therapeutics which have the ability to engage the human immune system and/or directly affect critical pathways to improve the lives of patients with inflammatory diseases and many forms of cancer.

We are focusing our efforts and resources on the continued research and development of:

●	CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, currently being studied in mast cell driven diseases. In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in chronic spontaneous urticaria (“CSU”) and chronic inducible urticaria (“CIndU”). Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 in patients with cold urticaria and symptomatic dermographism. The study has also been expanded to include patients with cholinergic urticaria and in December 2021 we announced that the first patient had been dosed in a Phase 1b study in prurigo nodularis (“PN”).
●	CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied in a Phase 1 study. Dose escalation was completed in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination. We have initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD-1/PD-L1 treatment.
●	CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we initiated a Phase 1 study in advanced solid tumors in August 2020.

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

Clinical Development Programs

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. To date, we have managed delays and disruptions without significant impact to our planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product.

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

In certain inflammatory diseases, such as chronic spontaneous urticaria (“CSU”), also known as chronic idiopathic urticaria (“CIU”) and chronic inducible urticaria (“CIndU”), mast cell degranulation plays a central role in the onset and progression of the disease. In June 2020, we completed a randomized, double-blind, placebo-controlled, single ascending dose escalation Phase 1a study of CDX-0159 in healthy subjects (n=32; 8 subjects per cohort, 6 CDX-0159; 2 placebo). Subjects received a single intravenous infusion of CDX-0159 at 0.3, 1.0, 3.0, or 9.0 mg/kg or placebo. The objectives of the study included safety and tolerability, pharmacokinetics (PK) and pharmacodynamics (tryptase and stem cell factor) and immunogenicity. Tryptase is an enzyme synthesized and secreted almost exclusively by mast cells and decreases in plasma tryptase levels are believed to reflect a systemic reduction in mast cell burden in both healthy volunteers and in disease. Data from the study were featured in a late breaking presentation at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress 2020 in June. CDX-0159 demonstrated a favorable safety profile as well as profound and durable reductions of plasma tryptase, consistent with systemic mast cell suppression.

These data supported expansion of the CDX-0159 program into mast cell driven diseases, including initially in CSU and CIndU, diseases where mast cell degranulation plays a central role in the onset and progression of the disease. The prevalence of CSU and CIndU is approximately 0.5-1% of the total population or up to 1 to 3 million patients in the United States alone (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for additional therapies. CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. Celldex is exploring cold-induced, dermographism (scratch-induced) and cholinergic (exercise-induced) urticarias.

In October 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b multi-center study of CDX-0159 in CSU. This study is a randomized, double-blind, placebo- controlled clinical trial designed to assess the safety of multiple ascending doses of CDX-0159 in up to 40 patients with CSU who remain symptomatic despite treatment with antihistamines. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including measurement of tryptase and stem cell factor levels and clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response) as well as quality of life assessments. CDX-0159 is administered intravenously (0.5, 1.5, 3 and 4.5 mg/kg at varying dosing schedules) as add on treatment to H1- antihistamines, either alone or in combination with H2-antihistamines and/or leukotriene receptor agonists.

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

In July of 2021, we reported positive interim data from the cold urticaria and symptomatic dermographism cohorts. As of the data cut-off on June 11, 2021, 20 patients had received a single intravenous infusion of CDX-0159 at 3 mg/kg, including 11 patients with cold urticaria and 9 patients with symptomatic dermographism. Patients had high disease activity as assessed by provocation threshold testing. In patients with cold urticaria and symptomatic dermographism baseline critical temperature thresholds were 18.9°C/66°F (range: 5-27°C/41-80.6°F) and FricTest(R) thresholds were 3.8 (range: 3-4) of 4 pins. Safety results were reported for all 20 patients; activity results were reported for the 19 patients who received a full dose of CDX-0159. 14 of 19 patients completed the 12-week study observation period and five were ongoing (range of 2-8 weeks ) as of June 11, 2021.

●	All 19/19 (100%) patients experienced a clinical response as assessed by provocation threshold testing; 18/19 (95%) experienced a complete response and 1/19 (5%) experienced a partial response.10/10 (100%) patients with cold urticaria experienced a complete response. 8/9 (89%) patients with symptomatic dermographism experienced a complete response and 1/9 (11%) experienced a partial response. Compete responses were observed in all 3 patients (1 cold urticaria; 2 symptomatic dermographism) with prior Xolair® (omalizumab) experience, including two who were Xolair refractory.
●	Rapid onset of responses after dosing and sustained durability were observed. Most patients with cold urticaria and symptomatic dermographism experienced a complete response by week 1 and by week 4, respectively. The median duration of response for patients was 77+ days for cold urticaria and 57+ days for symptomatic dermographism.
●	Improvements in disease activity as reported by physician’s and patient’s global assessment of disease severity were consistent with the complete responses as measured by provocation testing.
●	A single 3 mg/kg dose of CDX-0159 resulted in rapid, marked and durable suppression of serum tryptase and depletion of skin mast cells (87% depletion) as measured through biopsy. The kinetics of serum tryptase and skin mast cell depletion mirrored clinical activity. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	CDX-0159 was generally well tolerated. The most common adverse events were hair color changes, mild infusion reactions, and transient changes in taste perception. Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt) are consistent with inhibiting KIT signaling in other cell types and are expected to be fully reversible. As previously reported in March 2021, a single severe infusion reaction of brief loss of consciousness was observed in a patient with a history of fainting. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed. There was no evidence of clinically significant decreases in hematology parameters—an important finding for a KIT inhibitor.
●	One patient with symptomatic dermographism enrolled in the study also had a diagnosis of prurigo nodularis (“PN”). After a single dose of CDX-0159, this patient experienced both a complete response of symptomatic dermographism and notable improvement of the PN.

In September of 2021, we reported additional positive data from the study on measurements of symptom control and quality of life. A single dose of CDX-0159 (3 mg/kg) resulted in a rapid and sustained improvement in urticaria control and greatly reduced disease impact on quality of life, as measured by the Urticaria Control Test (UCT) and Dermatology Life Quality Index (DLQI).

Celldex has expanded clinical development of CDX-0159 into prurigo nodularis (“PN"). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There are currently no FDA approved therapies for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled study designed to assess the safety and treatment effects across multiple dosing cohorts of CDX-0159 in up to 30 patients with PN.

Manufacturing activities to support the introduction of the CDX-0159 subcutaneous formulation into the clinical program have been completed and, in September 2021, we initiated dosing in a randomized, double-blind, placebo-controlled, Phase 1 study designed to evaluate the safety of single ascending doses of the subcutaneous formulation of CDX-0159 in healthy volunteers. In February 2022, we reported that subcutaneous administration of CDX-0159 was well tolerated and that multiple dose levels have been identified that possess promising pharmacokinetic and pharmacodynamic properties. Importantly, subcutaneous delivery of CDX-0159 resulted in dose-dependent, rapid and sustained decreases in serum tryptase compared with placebo and achieved sufficient exposure to produce tryptase suppression levels comparable with the levels that generated impressive clinical activity observed in the Phase 1 CIndU intravenous study. Celldex anticipates the upcoming Phase 2 multi-dose studies in urticaria will evaluate 75mg and 150mg administered q4weeks and 300mg administered q8weeks. The planned doses support a 0.5 to 2 ml injection volume, allowing for a single injection as CDX-0159 advances towards potential commercialization. In 2022, we plan to initiate a transfer of our current CDX-0159 manufacturing process to a contract manufacturing organization to support late-stage trials and to prepare for potential commercialization.

In February 2022, we also reported interim data after completing the in-life dosing portion of our six month chronic toxicology study in non-human primates; a subset of the animals will continue to be followed beyond clearance of the CDX-0159 antibody to study completion. As expected and consistent with other KIT-targeting agents, impact on spermatogenesis was observed which is anticipated to be fully reversible upon clearance of the antibody. There were no other clinically adverse findings reported in the study. Celldex believes these data strongly support the Company’s planned Phase 2 studies in urticaria later this year and in future indications.

In February 2022, we announced that we will be expanding clinical development of CDX-0159 into eosinophilic esophagitis ("EoE"), the most common type of eosinophilic gastrointestinal disease. EoE is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there are limited treatment options for EoE. Individuals often participate in an elimination diet to identify potential food allergens that may contribute to EoE, avoid difficult to swallow foods and undergo esophageal dilation. While not approved for EoE, proton pump inhibitors and the swallowing of topical corticosteroids are also used to address the disease. Industry sources estimate there are approximately 160,000 patients in the United States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and CDX-0159’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study.

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

Celldex’s prior clinical experience with combining CD27 activation and PD-1 blockade provide the rationale for linking these two pathways into one molecule. Preclinical data presented at the SITC 34th Annual Meeting in November 2019 demonstrated that CDX-527 is more potent at T cell activation and anti- tumor immunity than the combination of parental monoclonal antibodies.

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

Competition

The biotechnology and pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Many of the products that we are attempting to develop and commercialize will be competing with existing therapies. Other companies are pursuing the development of new therapies that target the same diseases and conditions that we are targeting and may compete directly with our drug candidates. We face competition from companies, major universities and research institutions in the United States and abroad, including a number of large pharmaceutical companies, as well as firms specialized in the development and production of targeted therapies and immune modulators. Some of our competitors possess substantially greater financial, technical and human resources than we do.

The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to CDX-0159 for treatment of CSU, CIndU or PN include: AstraZeneca, (Fasenra for CSU), Galderma/Chugai (nemolizumab for PN), Genentech (fenebrutinib for CSU), Novartis (ligelizumab for CSU, CIndU and food allergy; LOU064 for CSU), Regeneron/Sanofi (Dupixent for CSU, CIndU and PN), and Trevi Therapeutics (nalbuphine for PN).

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

Manufacturing

We are a research and development company and have limited experience in commercial manufacturing. Our ability to conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, depends on the ability of Contract Manufacturing Organizations (CMOs) to manufacture our drug candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (cGMP) and U.S. and foreign regulatory requirements, as applicable. We also rely on CMOs for labeling and storage for studies inside and outside the US. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to make facility modifications, hire and retain significant additional personnel and comply with cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA and meet other regulatory standards. We therefore work with CMOs under established manufacturing arrangements that comply with the FDA’s requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute drug candidates to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We currently manufacture CDX-0159, CDX-1140, CDX-301, CDX-527 and CDX-585 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. All products are then filled at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

Our CDX-0159 drug product is currently administered both intravenously and subcutaneously. In 2022, we will continue to manufacture CDX-0159 at our Fall River facility in subcutaneous form to support ongoing and planned clinical trials. The subcutaneous formulation will allow for a potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form could improve the patient experience if the product becomes available commercially. In 2022, we also plan to initiate a transfer of our current CDX-0159 manufacturing process to a CMO to allow us to produce larger batches in support of late-stage trials and to prepare for potential commercialization. We believe that CDX-0159 can be scaled up to permit manufacturing in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

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

We own or license rights under more than 50 granted patents and national and regional patent applications in the U.S. and in major international territories covering inventions relating to our business.The key patents and patent applications owned by us or licensed to us that we consider important to our current clinical programs include the following (the indicated and estimated patent expiry dates are the estimated normal expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Extensions (PTEs) or Supplementary Protection Certificates (SPCs), if these may be secured in due course):

●	We own a portfolio of patents and patent applications directed to CDX-0159 and other anti-KIT receptor antibodies. These patents and patent applications include claims directed to particular anti-KIT antibody compositions of matter, including CDX-0159 compositions of matter, and methods of using such antibodies. A composition of matter patent has been issued in the U.S. which would have an estimated normal patent expiry date in 2034 (this includes additional term due to Patent Term Adjustment (PTA) but does not include any PTE if this may be secured in due course) and further U.S. patent applications are pending. Patents have also been issued in Europe, Japan, Canada, China, Australia, New Zealand, Israel, the Republic of Korea, the Russian Federation and Singapore, and foreign counterparts are pending in India and certain other countries. If and where issued the foregoing would have estimated normal patent expiry dates ranging from 2032 to 2033 (this does not include any additional term which may arise due to PTAs, SPCs or PTEs if these may be secured in due course).
●	We own a portfolio of patents and patent applications directed to CDX-1140 and certain other anti-CD40 antibodies. These include claims directed to particular anti-CD40 antibody compositions of matter, including CDX-1140 compositions of matter, and methods of using such antibodies. A composition of matter patent has been issued in the U.S. and patent applications in this portfolio are pending in the U.S., Europe, Japan, Australia, Canada, China, India, New Zealand, Republic of Korea, Russian Federation and certain other countries. If and when issued the foregoing would have estimated normal patent expiry dates in 2037 (this does not include any additional term which may arise due to PTAs, SPCs or PTEs if these may be secured in due course).
●	We own a portfolio of pending patent applications directed to antibody sequences used in CDX-527. These patent applications include claims directed to particular compositions of matter, including CDX-527 compositions of matter, and methods of use thereof. Patent applications in this portfolio are pending in the U.S., Europe, Japan, Australia, Canada, China, India, New Zealand, Republic of Korea, Russian Federation and certain other countries. If and when issued the foregoing would have estimated normal patent expiry dates in 2039 (this does not include any additional term which may arise due to PTAs, SPCs or PTEs if these may be secured in due course).

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

Third parties may have or may obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology, including:

●	certain patents and pending patent applications in the United States and foreign countries relating to particular receptors, antigens and antigenic fragments targeted by our current drug candidates; and
●	certain patents and pending patent applications in the United States and foreign countries relating to antibodies targeting certain receptors and other targets including anti-CD27 antibodies, anti-PD-L1 antibodies and certain other antibodies and their sequences and uses.

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

Licenses

We have entered into several significant license agreements relating to technologies that are being developed by us. In general, these institutions have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial research purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license and/or a specified period from first commercial sale on a territory-by- territory basis. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license. Generally, we control and are responsible for the cost of defending the patent rights of the technologies that we license.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of preclinical studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;
●	submission to the FDA of a new drug application, or NDA, or a biologics license application, or BLA, as applicable;
●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA or BLA.

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

Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post- approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as changes in indications, manufacturing changes and labeling, are subject to further testing requirements and FDA review and approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, untitled and warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	consent decrees, injunctions or the imposition of civil or criminal prosecution.

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

21st Century Cures Act

On December 13, 2016, Congress passed the 21st Century Cures Act, or the Cures Act. The Cures Act is designed to modernize and personalize health care, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects, including for certain oncology- directed research. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health.

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

Companion Diagnostic Review and Approval

Our drug candidates may rely on the use of a companion diagnostic. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. Based on recent FDA guidance documents and the FDA’s past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro companion diagnostics to obtain Premarket Approval Application, or PMA, in conjunction with approval of the related drug candidate. The receipt and timing of PMA approval may have a significant effect on the receipt and timing of commercial approval for such drug candidates.Currently we rely on third-party collaborators to develop companion diagnostics for our drug candidates.

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

Under the EU regulatory system, we will submit most of our marketing authorization applications under the centralized procedure. The centralized procedure is compulsory for medicines produced by biotechnology, or are for the treatment of cancer, or officially designated as ‘orphan medicines.’ The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The European Medicines Agency (“EMA”) grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same product, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

Pricing and reimbursement schemes vary widely from country to country. For example, certain EU member states may approve a specific price and volume for a drug product after which incremental revenues or profits need to be paid back by way of rebates. They may also institutionalize utilization restrictions, curb physicians’ drug budgets, provide conditional reimbursement schemes that require additional evidence to be generated post-marketing authorization, etc. The downward pressure on health care costs in general, including prescription drugs, has been evident in EU markets for some time and is now a major focus of federal and state governments in the U.S. As a result, increasingly high barriers are being erected to the pricing and reimbursement of new drugs, despite regulatory efforts to bring drugs to market sooner. Cross- border trade has existed for some time in the EU, allowing pharmacies in one country to import, at a lower price, drug from another country, further exerting pricing pressures across the EU. A proposal to allow importation of less expensive drugs from Canada to the U.S. has been under consideration in U.S. Congress. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our drugs.

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

Human Capital Resources

As a mission driven organization, we believe the engagement and dedication of our employees is central to our success and employ talented individuals who have the skills and expertise to help us achieve our goals.

As of December 31, 2021, we had 134 employees (132 full-time and 2 part-time), 20 of whom have Ph.D. and/or M.D. degrees. Of these employees, 111 were engaged in or directly support research and development activities. We consider our relationship with our employees to be good.

We believe that our success depends in large part on our ability to attract and retain experienced and skilled employees. We endeavor to provide competitive compensation and benefits packages designed to attract, retain and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and increase stockholder value. We employ a pay for performance philosophy. Annual salary increases, incentive bonuses and stock option grants are available to all employees and are based on merit and include individual and corporate performance factors.

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives that a diverse workforce brings.

We are committed to the health, safety and well-being of our employees at all times. As a result of the COVID-19 pandemic, we have implemented additional safety procedures to protect our employees, including protocols regarding social distancing, use of face masks in our facilities, and measures to reduce total occupancy in our facilities. We continue to follow federal, state and local rules and guidelines to ensure the safety of our workforce and have provided resources to assist our employees in managing their physical and mental health during the pandemic.

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $53.3 million, $42.5 million and $42.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2022 as we continue to advance our drug candidates through clinical development.

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

Summary of Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

●	Risks related to our need for additional capital to fund our operations.
●	Risks related to the Merger Agreement and the acquisition of Kolltan.
●	Risks related to U.S. federal income tax reform.

Risks Related to Development and Regulatory Approval of Drug Candidates

●	Risks related to our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.
●	Risks related to the extensive regulatory scrutiny to which we are subject.
●	Risks related to our ability to commence, enroll, manage and complete our clinical trials.
●	Risk of serious adverse or unacceptable side effects identified related to our drug candidates.
●	We may enter collaboration agreements for our lead drug candidates that may not meet our expectations.

Risks Related to Commercialization of Our Drug Candidates

●	Risks related to delays, difficulties or unanticipated costs in establishing sales, marketing and distribution capabilities.
●	Risks related to the acceptance of our drug candidates by physicians, patients and third-party payors.
●	Risks related to reimbursement decisions by third-party payors.
●	Risks, including the terms of FDA approval, that could affect the demand for and sales and profitability of any of our drug candidates.
●	Risks related to the failure to obtain regulatory approvals in foreign jurisdictions and risks related to international operations if we do obtain regulatory approval in foreign jurisdictions.

Risks Related to Reliance on Third Parties

●	Risks related to our reliance on third parties.

Risks Related to Business Operations

●	Risks related to strategic transactions.
●	Risks related to managing our growth.
●	Risks related to our ability to integrate and modify our technologies to create new drugs.
●	Risks related to computer systems that we and third parties use and potential security breaches.
●	Risks related to hazardous materials.
●	Risks related to product liability claims.
●	Risks related to the global economy and supply chain disruptions.

Risks Related to Intellectual Property

●	Risks related to intellectual property.

Regulatory Risks

●	Risks related to the regulatory approval process for our drugs.
●	Risks related to changes in product candidate manufacturing or formulation.
●	Risks related to our compliance with laws and regulations.

Risks Related to Our Capital Stock

●	Risks related to our history of losses and uncertainty of future profitability.
●	Risks related to our reverse stock split.
●	Risks relates to the volatility of our common stock.
●	Risks related to our use of our net operating loss carryforwards.

General Risk Factors

●	Risks related to internal controls over financial reporting.
●	Risks that our competitors may develop technologies that make ours obsolete.
●	Risks related to health epidemics and outbreaks.
●	Risks related to the loss of our key executives and scientists.
●	Risks that our employees may engage in misconduct or other improper activities.
●	Risks related to our compliance with the Nasdaq Listing Rules.

Risks Related to Our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $1.1 billion as of December 31, 2021. Until, and unless, we complete clinical trials and other development activity, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

We have incurred operating losses of $71.2 million, $63.4 million and $55.0 million during 2021, 2020 and 2019, respectively, and expect to incur an operating loss in 2022 and beyond. We believe that operating losses will continue in 2022 and beyond because we are planning to incur significant costs associated with the development of our drug candidates. During the years ended December 31, 2021, 2020 and 2019, we incurred $8.0 million, $4.9 million and $4.3 million in clinical trial expense and $1.7 million, $1.2 million and $0.6 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders’ equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $408.3 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

●	licensing of drug candidates with existing or new collaborative partners;
●	possible business combinations;
●	issuance of debt; or
●	issuance of common stock or other securities via private placements or public offerings.

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

The merger agreement between us and Kolltan (“Merger Agreement”) provides that we will be required to pay Kolltan’s former stockholders contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned. We previously sent abandonment notices to the representative of Kolltan’s former stockholders, Shareholder Representative Services LLC (“SRS”), with respect to each of the abandoned Kolltan Milestones, and the representative subsequently objected to the abandonment notices for CDX-3379 and CDX-0158. We disagree with their objection and believe their objection to be without merit.

We have filed a Verified Complaint in the Court of Chancery of the State of Delaware against SRS seeking declaratory relief with respect to the rights and obligations of the parties relating to certain contingent milestone payments under the Merger Agreement. In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones. At this time, we are unable to reasonably assess the ultimate outcome of our litigation with the representative of Kolltan’s former stockholders over its objection to our abandonment of certain Kolltan Milestones or determine an estimate of potential losses, if any. Further, there are disagreements between that representative and us with respect to our abandonment notice related to the discontinued CDX-3379 program. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in June 2022. The parties entered into non-binding mediation in May 2021 following SRS’s approach to Celldex about its interest in settlement or mediation discussions, but those discussions did not result in a resolution of the dispute. As of December 31, 2021, we believe we may be required to make milestone payments in an amount of up to $107.5 million. If we elect to issue shares of our common stock to make these milestone payments, you will experience further dilution.

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

The results of preclinical studies and early clinical trials may not be predictive of the results of later- stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Preclinical and clinical data are susceptible to various interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate such results in later-stage clinical trials and subsequently failed to obtain marketing approval. Drug candidates in later-stage clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical and initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed trends towards efficacy. Later-stage clinical trials with larger numbers of patients or longer durations of therapy may also reveal safety concerns that were not identified in earlier smaller or shorter trials. Our failure to demonstrate efficacy and safety data sufficient to support marketing approval for any of our other drug candidates would substantially harm our business, prospectus, financial condition and results of operations.

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

As our portfolio of drug candidates moves from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients with the appropriate characteristics. At times we have experienced difficulty enrolling patients, and we may experience more difficulty as the scale of our clinical testing program increases. The factors that affect our ability to enroll patients are largely uncontrollable and include principally the following:

●	the nature of the clinical test;
●	the size of the patient population;
●	patients’ willingness to receive a placebo or less effective treatment on the control arm of a clinical study;
●	the distance between patients and clinical test sites; and
●	the eligibility criteria for the trial.

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

We have not completed the clinical trials necessary to obtain FDA approval to market any of our drug candidates in development. Clinical trials for our products in development may be delayed or terminated as a result of many factors, including the following:

●	inability to reach agreements on acceptable terms with prospective contract research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulty in enrolling patients in our clinical trials;
●	inability to maintain necessary supplies of study drug and comparator to maintain predicted enrollment rates at clinical trial sites;
●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;
●	failure by regulators to authorize us to commence a clinical trial;
●	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, bias or failure of our contract manufacturers to comply with cGMP requirements;
●	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers, including commercial grade-clinical supply for our Phase 3 clinical trials;
●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
●	drug candidates demonstrating a lack of efficacy during clinical trials;

●	inability to continue to fund clinical trials or to find a partner to fund the clinical trials;
●	competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and
●	delays in completing data collection and analysis for clinical trials.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our drug candidates, if needed, could harm our drug development strategy and operational results.

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

We may choose to build a commercial organization which we believe could provide us with the strategic options to either retain full economic rights to our drug candidates or seek favorable economic terms through advantageous commercial partnerships. As a result, we may have full responsibility for commercialization of one or more of our drug candidates if and when they are approved for sale. We currently lack sufficient marketing, sales and distribution capabilities to carry out this strategy. If any of our drug candidates are approved by the FDA, we will need a drug sales force with technical expertise prior to the commercialization of any of our drug candidates. We may not succeed in developing such sales and distribution capabilities, the cost of establishing such sales and distribution capabilities may exceed any product revenue, or our direct marketing and sales efforts may be unsuccessful. We may find it necessary to enter into strategic partnerships, co-promotion or other licensing arrangements. To the extent we enter into such strategic partnerships, co- promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold such drugs, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into such strategic partnerships, co-promotion or other licensing arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future drug candidates. If we are not successful in commercializing any drug candidates, for which we obtain regulatory approval, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may never achieve profitability or become unable to continue the operation of our business.

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

Even if we obtain regulatory approval for our drug candidates, our approved drugs may not gain market acceptance among physicians and patients. We believe that effectively marketing our drug candidates, if any of them are approved, will require substantial efforts, both prior to commercial launch and after approval. Physicians may elect not to prescribe our drugs, and patients may elect not to request or take them, for a variety of reasons, including:

●	limitations or warnings contained in a drug’s FDA-approved labeling;
●	changes in the standard of care or the availability of alternative drugs for the targeted indications for any of our drug candidates;
●	limitations in the approved indications for our drug candidates;
●	the approval, availability, market acceptance and reimbursement for the companion diagnostic, where applicable;
●	demonstrated clinical safety and efficacy compared to other drugs;
●	significant adverse side effects;
●	effectiveness of education, sales, marketing and distribution support;
●	timing of market introduction and perceived effectiveness of competitive drugs;
●	cost-effectiveness;

●	adverse publicity about our drug candidates or favorable publicity about competitive drugs;
●	convenience and ease of administration of our drug candidates; and
●	willingness of third-party payors to reimburse for the cost of our drug candidates.

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

The FDA has complete discretion over the approval of our drug candidates. If the FDA grants approval, the scope of the approval may limit our ability to commercialize such drug, and in turn, limit our ability to generate substantial product revenue. For example, the FDA may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for such drug will be subject to extensive and ongoing regulatory requirements. In addition, manufacturers of our drug candidates are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect and approve these manufacturing facilities before they can be used to manufacture our drug candidates, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the drug from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

●	warning letters;
●	civil or criminal penalties and fines;
●	injunctions;
●	consent decrees;
●	suspension or withdrawal of regulatory approval;
●	suspension of any ongoing clinical studies;
●	voluntary or mandatory product recalls and publicity requirements;
●	refusal to accept or approve applications for marketing approval of new drugs;
●	restrictions on operations, including costly new manufacturing requirements; or
●	seizure or detention of drugs or import bans.

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

We cannot be certain that reimbursement will be available for any drug candidates that we develop.Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future drugs. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any drug candidates that we develop.

Other factors could affect the demand for and sales and profitability of any drug candidates that we may commercialize in the future.

In general, other factors that could affect the demand for and sales and profitability of our future drugs include, but are not limited to:

●	the timing of regulatory approval, if any, of competitive drugs;
●	our or any other of our partners’ pricing decisions, as applicable, including a decision to increase or decrease the price of a drug, and the pricing decisions of our competitors;
●	government and third-party payor reimbursement and coverage decisions that affect the utilization of our future drugs and competing drugs;
●	negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party, which could cause the sales of our future drugs to decrease or a future drug to be recalled;
●	the degree of patent protection afforded our future drugs by patents granted to or licensed by us and by the outcome of litigation involving our or any of our licensor’s patents;
●	marketing exclusivity, if any, awarded by the FDA to our drugs;
●	the outcome of litigation involving patents of other companies concerning our future drugs or processes related to production and formulation of those drugs or uses of those drugs;
●	the increasing use and development of alternate therapies;
●	the rate of market penetration by competing drugs; and
●	the termination of, or change in, existing arrangements with our partners.

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

If our drug candidates are approved for commercialization outside of the United States, we expect that we will be subject to additional risks related to international operations and entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where employment regulations are different than, and labor unrest is more common than, in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, floods and fires; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

We have limited experience in commercial manufacturing. We rely on CMOs to manufacture drug substance and drug product for any late-stage clinical studies of our drug candidates as well as for future commercial supplies. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates, if regulatory approval is obtained, depends on the ability of such third parties to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and foreign regulatory requirements, if applicable. We also rely on CMOs for labeling and storage for studies inside and outside the US. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to make facility modifications, hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA and meet other regulatory standards.

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

We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute potential products to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We currently manufacture CDX-0159, CDX-1140, CDX-301, CDX-527 and CDX-585 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. All products are then filled at CMOs. Any manufacturing failures, supply chain delays or compliance issues at our Fall River facility or at our CMOs could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

Our CDX-0159 drug product is currently administered both intravenously and subcutaneously. In 2022, we will continue to manufacture CDX-0159 at our Fall River facility in subcutaneous form to support ongoing and planned clinical trials. The subcutaneous formulation will allow for a potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form could improve the patient experience if the product becomes available commercially. In 2022, we also plan to initiate a transfer of our current CDX-0159 manufacturing process to a CMO to allow us to produce larger batches in support of late-stage trials and to prepare for potential commercialization. We believe that CDX-0159 can be scaled up to permit manufacturing in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

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

We may need to rely on third-party collaborators to develop and commercialize companion diagnostic tests for our drug candidates.

We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on third-party collaborators to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We may need to rely on such third-party collaborators to obtain regulatory approval and commercialize such companion diagnostic tests. Such third-party collaborators:

●	may not perform its obligations as expected or as required under our collaboration agreement;
●	may encounter production difficulties that could constrain the supply of the companion diagnostic test;
●	may have difficulties gaining acceptance of the use of the companion diagnostic test in the clinical community;
●	may not pursue commercialization of the companion diagnostic test even if they receive any required regulatory approvals;
●	may elect not to continue the development or commercialization of the companion diagnostic test based on changes in the third parties’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;
●	may not commit sufficient resources to the marketing and distribution of the companion diagnostic test; and
●	may terminate their relationship with us.

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

Because we rely on third parties to develop our drug candidates, we must share trade secrets with them.We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs which may require us to share trade secrets under the terms of research and development partnership or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets would impair our competitive position.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, including the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our operations are located primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snow storm, could have a material adverse effect on a substantial portion of our operations. If any event occurred that prevented us from using all or a significant portion of our manufacturing and lab facilities, that damaged critical infrastructure, such as third-party manufacturing facilities, or that otherwise disrupted operations and travel, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Risks Related to Business Operations

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we may consider strategic transactions, including acquisitions of companies, asset purchases and out-licensing or in-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, acquisitions of assets and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, drug candidates or technologies;
●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	write-downs of assets or impairment charges;

●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

While we have not experienced any such event to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union the General Data Protection Regulation, or GDPR, is even more restrictive with respect to all personal information, including information masked by a coding system. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged, and the further development of our product candidates could be delayed.

Our business requires us to use hazardous materials, which increases our exposure to dangerous and costly accidents.

Our research and development activities involve the use of biological materials and small amounts of hazardous chemicals. The company has internal policies and procedures for the safe handling and disposal of these materials, in full compliance with applicable laws and regulations, including applicable OSHA, EPA, state and local regulations, and utilizing EPA licensed disposal companies and facilities. Although we believe we have reduced our risk and impacts from these materials through our safety procedures, we cannot completely eliminate the risk of accidental contamination or injury from these materials. The ongoing cost of complying with environmental laws and regulations is significant and may increase in the future. All risks of environmental damage inherent to our operations cannot be mitigated and failure to comply with applicable government regulations could result in the imposition of fines, restrictions, or increased operational costs, which could impact our ability to carry on with our operations.

We face the risk of product liability claims, which could exceed our insurance coverage, and product recalls, each of which could deplete our cash resources.

As a participant in the pharmaceutical, biotechnology and immunotherapeutic drug industries, we are exposed to the risk of product liability claims alleging that use of our drug candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our drug candidates and may be made directly by patients involved in clinical trials of our products, by consumers or health care providers or by individuals, organizations or companies selling our products.Product liability claims can be expensive to defend, even if the drug or drug candidate did not actually cause the alleged injury or harm.

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

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy in 2020 and into 2021 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Intellectual Property

We license technology from other companies to develop products, and those companies could influence research and development or restrict our use of it. In addition, if we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

Companies that license technologies to us that we use in our research and development programs may require us to achieve milestones or devote minimum amounts of resources to develop products using those technologies. They may also require us to make significant royalty and milestone payments, including a percentage of any sublicensing income, as well as payments to reimburse them for patent costs. The number and variety of our research and development programs require us to establish priorities and to allocate available resources among competing programs. From time to time, we may choose to slow down or cease our efforts on particular products. If in doing so we fail to fully perform our obligations under a license, the licensor can terminate the license or permit our competitors to use the technology. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. Moreover, we may lose our right to market and sell any products based on the licensed technology. The occurrence of such events could materially harm our business.

Our ability to successfully develop and, if regulatory approval is obtained, commercialize our drug candidates may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our drug candidates and technologies.

Our success depends in part on our ability to obtain and maintain patent protection and other intellectual property protection for our drug candidates and proprietary technology. We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates and technology that are important to our business. This process is expensive and time- consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing drugs and technologies.

Biotechnology patents involve complex legal, scientific and factual questions and are highly uncertain.To date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents, particularly in regard to patents for technologies for human uses like those we use in our business. We cannot predict whether the patents we or our licensors seek will issue. If such patents are issued, a competitor may challenge them and limit their scope. Moreover, our patents may not afford effective protection against competitors with similar technology. A successful challenge to any one of our patents could result in a third party’s ability to use the technology covered by the patent. We also face the risk that others will infringe, avoid or circumvent our patents. Technology that we license from others is subject to similar risks and this could harm our ability to use that technology. If we, or a company that licenses technology to us, were not the first creator of an invention that we use, our use of the underlying product or technology will face restrictions, including elimination.

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

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time- consuming and unsuccessful.

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

We may seek orphan drug designation for some of our product candidates in the United States.Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

We may seek fast track designation for some of our product candidates or priority review of applications for approval of our product candidates. If a drug is intended for the treatment of a serious or life- threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Risks inherent in conducting international clinical trials include, but are not limited to:

●	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
●	foreign currency fluctuations which could negatively impact our financial condition since certain payments are paid in local currencies;

●	manufacturing, customs, shipment and storage requirements;
●	cultural differences in medical practice and clinical research; and
●	diminished protection of intellectual property in some countries.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect and approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

●	warning letters;
●	civil or criminal penalties and fines;
●	injunctions;
●	consent decrees;
●	suspension or withdrawal of regulatory approval;
●	suspension of any ongoing clinical studies;
●	voluntary or mandatory product recalls and publicity requirements;
●	refusal to accept or approve applications for marketing approval of new drugs;

●	restrictions on operations, including costly new manufacturing requirements; or
●	seizure or detention of drugs or import bans.

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

If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010 (“ACA”) requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
●	state law and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and
●	state and federal laws, such as the Physician Sunshine Act, directed at generating transparency on financial issues, including drug prices and payments made by drug companies to various entities and individuals involved in healthcare.

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

We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended by the HITECH Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. We are also subject to the EU General Data Protection Regulation 2016/679 (“GDPR”) which came into effect on May 25, 2018. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the regulatory system, health care system and efforts to control health care costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delay regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved. For example, in the United States, the ACA substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA.

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

We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $1.1 billion as of December 31, 2021. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

We completed a reverse stock split in order to regain compliance with the listing requirements of NASDAQ. However, the reverse stock split may not result in our stock price remaining compliant with the minimum price requirements of NASDAQ.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2020 through December 2021, the market price of our common stock has fluctuated from a high of $57.20 per share in the fourth quarter of 2021, to a low of $1.50 per share in the first quarter of 2020. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Utilization of our net operating loss and research and development credit carryforwards (“NOLs”) may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

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

Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets is determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. Additionally, as provided above, the Tax Cuts and Jobs Act limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018 – 2020 NOLs, removing the 80% limitation on the carryback of those NOLs, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the twelve months ended December 31, 2021, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act.

Refer to Note 15, “Income Taxes,” in the accompanying notes to the financial statements for additional discussion on income taxes.

General Risk Factors

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any failure to maintain effective internal control as a result of shutdowns during the COVID-19 pandemic could result in deficiencies in internal control. We have designed, implemented and tested the internal control over financial reporting required to comply with this obligation, which was and is time consuming, costly, and complicated. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have many competitors in our field, and they may develop technologies that make ours obsolete.

Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to CDX-0159 for treatment of CSU, CIndU or PN include: AstraZeneca, (Fasenra for CSU), Galderma/Chugai (nemolizumab for PN), Genentech (fenebrutinib for CSU), Novartis (ligelizumab for CSU, CIndU and food allergy; LOU064 for CSU), Regeneron/Sanofi (Dupixent for CSU, CIndU

and PN), and Trevi Therapeutics (nalbuphine for PN). Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

●	develop technologies and products that are more effective than ours, making ours obsolete or otherwise noncompetitive;
●	obtain regulatory approval for products more rapidly or effectively than us; and
●	obtain patent protection or other intellectual property rights that would block our ability to develop competitive products.

We face risks related to health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials.

The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by its effects. In an effort to halt the outbreak of COVID-19, the United States has, at times, placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. Enrollment of patients in our clinical trials and our planned and ongoing preclinical and clinical trials may be delayed due to COVID-19. The impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the pandemic may cause delays in the delivery of active pharmaceutical ingredients (“APIs”) and drug product. Temporary closure of our facilities, or facilities at which our clinical or preclinical trials are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our preclinical and clinical trials. In addition, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of new variants, including the delta variant and the omicron variant, could affect the health and availability of our workforce as well as those of the third parties on whom we rely. If new, more infectious or severe variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2021, our significant leased properties are described below.

	Approximate
Property Location	Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	July 2025(1)
Fall River, Massachusetts	33,900	Manufacturing Facility	July 2023(2)
New Haven, Connecticut	17,700	Office and Laboratory	October 2023
(1)	Lease includes an early termination option and one renewal option of five years.
(2)	Lease includes one renewal option of two years followed by one renewal option of five years.

Item 3. LEGAL PROCEEDINGS

Shareholder Representative Services LLC (“SRS”) is the hired representative of the former stockholders of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in connection with the Agreement and Plan of Merger, dated November 1, 2016, by and among Kolltan, Connemara Merger Sub 1, Inc., Connemara Merger Sub 2 LLC, and SRS (“Merger Agreement”). On August 18, 2020, Celldex filed a Verified Complaint in the Court of Chancery of the State of Delaware against SRS (acting in its capacity as the representative of the former stockholders of Kolltan pursuant to the Merger Agreement) seeking declaratory relief with respect to the rights and obligations of the parties relating to certain contingent milestone payments under the Merger Agreement. Specifically, Celldex sought the entry of an order declaring that:

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol “CLDX.” On February 8, 2019, we effected a one for fifteen reverse stock split of our common stock. As of February 17, 2022, there were approximately 158 shareholders of record of our common stock. On February 17, 2022 the closing price of our common stock, as reported by NASDAQ, was $30.25 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX — U.S. AND PEER GROUP INDICES

The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2016 through December 31, 2021, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2016 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2016	2017	2018	2019	2020	2021
Celldex Therapeutics, Inc.	$100	$80	$6	$4	$33	$73
NASDAQ U.S. Benchmark TR Index	$100	$121	$115	$151	$183	$230
NASDAQ Pharmaceutical (Subsector) Index	$100	$119	$129	$147	$163	$202

Item 6. [Reserved]

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

We are focusing our efforts and resources on the continued research and development of:

●	CDX-0159, a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, currently being studied in mast cell driven diseases. In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in CSU and CIndU. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 in patients with cold urticaria and symptomatic dermographism. The study has also been expanded to include patients with cholinergic urticaria and in December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN.
●	CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied in a Phase 1 study. Dose escalation was completed in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination. We have initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD-1/PD-L1 treatment.
●	CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we initiated a Phase 1 study in advanced solid tumors in August 2020.

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

During the past five years through December 31, 2021, we incurred an aggregate of $301.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2021, 2020 and 2019. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

	(In thousands)
CDX-0159/Anti-KIT Program	$24,395	$8,444	$4,370
CDX-1140 and CDX-301	5,439	10,948	8,548
CDX-527	3,619	8,840	9,117
Other Programs	19,858	14,302	20,637
Total R&D Expense	$53,311	$42,534	$42,672

Clinical Development Programs

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. To date, the Company has managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product.

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

In certain inflammatory diseases, such as chronic spontaneous urticaria (“CSU”), also known as chronic idiopathic urticaria (“CIU”) and chronic inducible urticaria (“CIndU”), mast cell degranulation plays a central role in the onset and progression of the disease. In June 2020, we completed a randomized, double-blind, placebo-controlled, single ascending dose escalation Phase 1a study of CDX-0159 in healthy subjects (n=32; 8 subjects per cohort, 6 CDX-0159; 2 placebo). Subjects received a single intravenous infusion of CDX-0159 at 0.3, 1.0, 3.0, or 9.0 mg/kg or placebo. The objectives of the study included safety and tolerability, pharmacokinetics (PK) and pharmacodynamics (tryptase and stem cell factor) and immunogenicity. Tryptase is an enzyme synthesized and secreted almost exclusively by mast cells and decreases in plasma tryptase levels are believed to reflect a systemic reduction in mast cell burden in both healthy volunteers and in disease. Data from the study were featured in a late breaking presentation at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress 2020 in June. CDX-0159 demonstrated a favorable safety profile as well as profound and durable reductions of plasma tryptase, consistent with systemic mast cell suppression.

These data supported expansion of the CDX-0159 program into mast cell driven diseases, including initially in CSU and CIndU, diseases where mast cell degranulation plays a central role in the onset and progression of the disease. The prevalence of CSU and CIndU is approximately 0.5-1% of the total population or up to 1 to 3 million patients in the United States alone (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for additional therapies. CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. Celldex is exploring cold-induced, dermographism (scratch-induced) and cholinergic (exercise-induced) urticarias.

In October 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b multi-center study of CDX-0159 in CSU. This study is a randomized, double-blind, placebo- controlled clinical trial designed to assess the safety of multiple ascending doses of CDX-0159 in up to 40 patients with CSU who remain symptomatic despite treatment with antihistamines. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including measurement of tryptase and stem cell factor levels and clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response) as well as quality of life assessments. CDX-0159 is administered intravenously (0.5, 1.5, 3 and 4.5 mg/kg at varying dosing schedules) as add on treatment to H1- antihistamines, either alone or in combination with H2-antihistamines and/or leukotriene receptor agonists.

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

●	All 19/19 (100%) patients experienced a clinical response as assessed by provocation threshold testing; 18/19 (95%) experienced a complete response and 1/19 (5%) experienced a partial response.10/10 (100%) patients with cold urticaria experienced a complete response. 8/9 (89%) patients with symptomatic dermographism experienced a complete response and 1/9 (11%) experienced a partial response. Compete responses were observed in all 3 patients (1 cold urticaria; 2 symptomatic dermographism) with prior Xolair® (omalizumab) experience, including two who were Xolair refractory.
●	Rapid onset of responses after dosing and sustained durability were observed. Most patients with cold urticaria and symptomatic dermographism experienced a complete response by week 1 and by week 4, respectively. The median duration of response for patients was 77+ days for cold urticaria and 57+ days for symptomatic dermographism.
●	Improvements in disease activity as reported by physician’s and patient’s global assessment of disease severity were consistent with the complete responses as measured by provocation testing.
●	A single 3 mg/kg dose of CDX-0159 resulted in rapid, marked and durable suppression of serum tryptase and depletion of skin mast cells (87% depletion) as measured through biopsy. The kinetics of serum tryptase and skin mast cell depletion mirrored clinical activity. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	CDX-0159 was generally well tolerated. The most common adverse events were hair color changes, mild infusion reactions, and transient changes in taste perception. Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt) are consistent with inhibiting KIT signaling in other cell types and are expected to be fully reversible. As previously reported in March 2021, a single severe infusion reaction of brief loss of consciousness was observed in a patient with a history of fainting. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed. There was no evidence of clinically significant decreases in hematology parameters—an important finding for a KIT inhibitor.

●	One patient with symptomatic dermographism enrolled in the study also had a diagnosis of prurigo nodularis (“PN”). After a single dose of CDX-0159, this patient experienced both a complete response of symptomatic dermographism and notable improvement of the PN.

In September of 2021, we reported additional positive data from the study on measurements of symptom control and quality of life. A single dose of CDX-0159 (3 mg/kg) resulted in a rapid and sustained improvement in urticaria control and greatly reduced disease impact on quality of life, as measured by the Urticaria Control Test (UCT) and Dermatology Life Quality Index (DLQI).

Celldex has expanded clinical development of CDX-0159 into prurigo nodularis (“PN"). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There are currently no FDA approved therapies for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled study designed to assess the safety and treatment effects across multiple dosing cohorts of CDX-0159 in up to 30 patients with PN.

Manufacturing activities to support the introduction of the CDX-0159 subcutaneous formulation into the clinical program have been completed and, in September 2021, we initiated dosing in a randomized, double-blind, placebo-controlled, Phase 1 study designed to evaluate the safety of single ascending doses of the subcutaneous formulation of CDX-0159 in healthy volunteers. In February 2022, we reported that subcutaneous administration of CDX-0159 was well tolerated and that multiple dose levels have been identified that possess promising pharmacokinetic and pharmacodynamic properties. Importantly, subcutaneous delivery of CDX-0159 resulted in dose-dependent, rapid and sustained decreases in serum tryptase compared with placebo and achieved sufficient exposure to produce tryptase suppression levels comparable with the levels that generated impressive clinical activity observed in the Phase 1 CIndU intravenous study. Celldex anticipates the upcoming Phase 2 multi-dose studies in urticaria will evaluate 75mg and 150mg administered q4weeks and 300mg administered q8weeks. The planned doses support a 0.5 to 2 ml injection volume, allowing for a single injection as CDX-0159 advances towards potential commercialization. In 2022, we plan to initiate a transfer of our current CDX-0159 manufacturing process to a contract manufacturing organization to support late-stage trials and to prepare for potential commercialization.

In February 2022, we also reported interim data after completing the in-life dosing portion of our six month chronic toxicology study in non-human primates; a subset of the animals will continue to be followed beyond clearance of the CDX-0159 antibody to study completion. As expected and consistent with other KIT-targeting agents, impact on spermatogenesis was observed which is anticipated to be fully reversible upon clearance of the antibody. There were no other clinically adverse findings reported in the study. Celldex believes these data strongly support the Company’s planned Phase 2 studies in urticaria later this year and in future indications.

In February 2022, we announced that we will be expanding clinical development of CDX-0159 into eosinophilic esophagitis (“EoE”), the most common type of eosinophilic gastrointestinal disease. EoE is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there are limited treatment options for EoE. Individuals often participate in an elimination diet to identify potential food allergens that may contribute to EoE, avoid difficult to swallow foods and undergo esophageal dilation. While not approved for EoE, proton pump inhibitors and the swallowing of topical corticosteroids are also used to address the disease. Industry sources estimate there are approximately 160,000 patients in the United States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and CDX-0159’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study.

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

Celldex’s prior clinical experience with combining CD27 activation and PD-1 blockade provide the rationale for linking these two pathways into one molecule. Preclinical data presented at the SITC 34th Annual Meeting in November 2019 demonstrated that CDX-527 is more potent at T cell activation and anti- tumor immunity than the combination of parental monoclonal antibodies.

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

Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We determine the fair value of the contingent consideration based primarily on the following factors:

●	timing and probability of success of clinical events or regulatory approvals;
●	timing and probability of success of meeting clinical and commercial milestones; and
●	discount rates.

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

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue for the Company is derived from product development agreements with collaborative partners for the research and development of therapeutic drug candidates. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. The Company assesses the multiple obligations typically within product development contracts to determine the distinct performance obligations and how to allocate the arrangement consideration to each distinct performance obligation. Under product development agreements, revenue is generally recognized using a cost-to-cost measure of progress. Revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Due to the nature of the work performed in these arrangements, the estimation of cost at completion is complex, subject to many variables, such as expected clinical trial costs, and requires significant judgements. Circumstances can arise that change original estimates of costs or progress toward completion. Any revisions to estimates are reflected in revenue on a cumulative catch-up basis in the period in which the change in circumstances became known.

Revenue for the Company is also derived from manufacturing and research and development arrangements. The Company owns and operates a cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for its current and planned early-stage clinical trials. In order to utilize excess capacity, the Company has, from time to time, entered into contract manufacturing and research and development arrangements in which services are provided on a time-and-material basis or at a negotiated fixed- price. Revenue from time-and-material contracts is generally recognized on an output basis as labor hours and/or direct expenses are incurred. Under fixed-price contracts, revenue is generally recognized on an output basis as progress is made toward completion of the performance obligations using surveys of performance completed to date.

Intangible and Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment when circumstances indicate that an event of impairment may have occurred. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.

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

●	timing and costs to complete the in-process projects;
●	timing and probability of success of clinical events or regulatory approvals;
●	estimated future cash flows from product sales resulting from completed products and in-process projects; and
●	discount rates

Each IPR&D asset is assessed for impairment at least annually or when impairment indicators are present. During the fourth quarter of 2020, we decided that although we had developed promising data for the AxL target within the TAM program, we would focus our efforts on out-licensing opportunities for the TAM program. As a result, we evaluated the TAM program IPR&D asset for potential impairment due to the change in projected development and regulatory timelines related to the program and recorded a non-cash partial impairment charge of $14.5 million for the fourth quarter of 2020. During the third quarter of 2021, we evaluated our out-licensing progress since December 31, 2020 and the status and expectation for the TAM program. Despite our efforts to out-license, there was a lack of interest in the program from third parties. Therefore, we evaluated the TAM program IPR&D asset for potential impairment using a discounted cash flow fair value model and concluded that the TAM IPR&D asset was fully impaired. A non-cash impairment charge of $3.5 million was recorded during the third quarter of 2021. As a result of the discontinuation of the CDX- 3379 program in the second quarter of 2020, we concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the second quarter of 2020. We performed an annual impairment test of the remaining IPR&D assets during the fourth quarter of 2021 and concluded that the IPR&D assets were not impaired.

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

Stock-Based Compensation Expense

We record stock-based compensation expense for all stock-based awards made to employees, consultants and non-employee directors based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjust, if necessary, to reflect actual forfeitures. Our estimates of employee, consultant, and non-employ director stock option values rely on estimates of future uncertain events. Significant assumptions include the use of historical volatility to estimate the expected stock price volatility. We also estimate expected term based on historical exercise patterns. For consultant and non-employee director grants, we may elect to use the contractual term as the expected term in the option-pricing model. Actual volatility and lives of options may be significantly different from our estimates. Compensation expense for all stock-based awards is recognized using the straight-line method over the term of vesting or performance.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 compared with Year Ended December 31, 2020

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2021	2020	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$31	$2,301	$(2,270)	(99)%
Contracts and grants	4,620	5,117	(497)	(10)%
Total revenues	$4,651	$7,418	$(2,767)	(37)%
Operating expenses:
Research and development	53,311	42,534	10,777	25%
General and administrative	20,488	14,456	6,032	42%
Intangible asset impairment	3,500	18,000	(14,500)	(81)%
Gain on fair value remeasurement of contingent consideration	(1,405)	(4,218)	(2,813)	(67)%
Total operating expenses	75,894	70,772	5,122	7%
Operating loss	(71,243)	(63,354)	7,889	12%
Investment and other income, net	505	2,407	(1,902)	(79)%
Net loss before income tax benefit	(70,738)	(60,947)	9,791	16%
Income tax benefit	227	1,167	(940)	(81)%
Net loss	$(70,511)	$(59,780)	$10,731	18%

Net Loss

The $10.7 million increase in net loss for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily the result of an increase in research and development and general and administrative expenses, a decrease in the gain on fair value remeasurement of contingent consideration and revenue, partially offset by a decrease in non-cash intangible asset impairment expense.

Revenue

The Company’s agreement with Rockefeller University, as amended, (the “Rockefeller Agreement”) provides for the Company to perform manufacturing and development services for Rockefeller University for their portfolio of antibodies against HIV. This portfolio was licensed to Gilead Sciences in January 2020 from Rockefeller University (“Rockefeller Transaction”). The $2.3 million decrease in revenue from product development and licensing agreements for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the $1.8 million received from the Rockefeller Transaction in the first quarter of 2020. The $0.5 million decrease in revenue from contracts and grants for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily related to a decrease in services performed under our contract manufacturing and research and development agreements with Rockefeller University and Gilead Sciences. We expect revenue to decrease over the next twelve months as a result of a decrease in revenue from contracts and grants.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended		Increase/
	December 31,		(Decrease)
	2021	2020	$	%

	(In thousands)
Personnel	$26,424	$21,896	$4,528	21%
Laboratory supplies	5,981	4,393	1,588	36%
Facility	4,771	6,367	(1,596)	(25)%
Product development	12,230	6,233	5,997	96%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $4.5 million increase in personnel expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of CDX-0159, although there may be fluctuations on a quarterly basis.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $1.6 million increase in laboratory supply expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $1.6 million decrease in facility expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to lower rent as a result of the consolidation of our Massachusetts lab and manufacturing facilities in the second quarter of 2020 and lower depreciation expenses. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $6.0 million increase in product development expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in CDX-0159 clinical trial and contract research expenses. We expect product development expenses to increase over the next twelve months as a result of further increases in CDX-0159 clinical trial, contract manufacturing and contract research expenses, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $6.0 million increase in general and administrative expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher stock-based compensation and legal expenses. We expect general and administrative expenses to increase over the next twelve months primarily due to increased commercial planning efforts for CDX-0159, although there may be fluctuations on a quarterly basis.

Intangible Asset Impairment

We evaluated the TAM program IPR&D asset for potential impairment in the fourth quarter of 2020 as a result of our decision to focus our efforts on out-licensing opportunities for the program, which caused changes in projected development and regulatory timelines related to the program. We concluded that the TAM program IPR&D asset was partially impaired, and a non-cash impairment charge of $14.5 million was recorded in the fourth quarter of 2020. During the third quarter of 2021, we evaluated the TAM program IPR&D asset for potential impairment as a result of a lack of interest in the program from third parties. We concluded that the TAM program IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the third quarter of 2021. We evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. We concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the second quarter of 2020.

Gain on Fair Value Remeasurement of Contingent Consideration

The $1.4 million gain on fair value remeasurement of contingent consideration for the year ended December 31, 2021 was primarily due to updated assumptions for the TAM program, partially offset by losses related to changes in discount rates and the passage of time.

Investment and Other Income, Net

The $1.9 million decrease in investment and other income, net for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to lower other income related to our sale of New Jersey tax benefits. We expect investment and other income to increase over the next twelve months due to higher levels of cash as a result of our July 2021 underwritten public offering, although there may be fluctuations on a quarterly basis.

Income Tax Benefit

A $0.2 million non-cash income tax benefit was recorded for the year ended December 31, 2021 related to the impairment of the TAM program IPR&D asset in the third quarter of 2021.

Year Ended December 31, 2020 compared with Year Ended December 31, 2019

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2020	2019	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$2,301	$473	$1,828	386%
Contracts and grants	5,117	3,100	2,017	65%
Total revenues	$7,418	$3,573	$3,845	108%
Operating expenses:
Research and development	42,534	42,672	(138)	—%
General and administrative	14,456	15,426	(970)	(6)%
Intangible asset impairment	18,000	—	18,000	n/a
Other asset impairment	—	1,800	(1,800)	(100)%
Gain on fair value remeasurement of contingent consideration	(4,218)	(1,294)	2,924	226%
Total operating expenses	70,772	58,604	12,168	21%
Operating loss	(63,354)	(55,031)	8,323	15%
Investment and other income, net	2,407	4,153	(1,746)	(42)%
Net loss before income tax benefit	(60,947)	(50,878)	10,069	20%
Income tax benefit	1,167	—	1,167	n/a
Net loss	$(59,780)	$(50,878)	$8,902	17%

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

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended		Increase/
	December 31,		(Decrease)
	2020	2019	$	%

	(In thousands)
Personnel	$21,896	$21,410	$486	2%
Laboratory supplies	4,393	4,249	144	3%
Facility	6,367	6,790	(423)	(6)%
Product development	6,233	6,136	97	2%

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist primarily of investments in money market mutual funds with commercial banks and financial institutions. We maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. We invest our excess cash balances in marketable securities, including municipal bond securities, U.S. government agency securities and high- grade corporate bonds that meet high credit quality standards, as specified in our investment policy. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees; facility and facility-related costs for our offices, laboratories and manufacturing facility; fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services; and consulting, legal and other professional fees. We anticipate that our cash flows from operations will continue to be focused in these areas as we progress our current drug candidates through the clinical trial process and develop additional drug candidates. To date, the primary sources of cash flows from operations have been payments received from our collaborative partners and from government entities and payments received for contract manufacturing and research and development services provided by us. The timing of any new contract manufacturing and research and development agreements, collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

At December 31, 2021, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $408.3 million. We have had recurring losses and incurred a loss of $70.5 million for the year ended December 31, 2021. Net cash used in operations for the year ended December 31, 2021 was $60.9 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2021 are sufficient to meet estimated working capital requirements and fund planned operations through 2025. This could be impacted if we elected to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $60.9 million for the year ended December 31, 2021 compared to $40.4 million for the year ended December 31, 2020. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses and a decrease in revenue. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of CDX-0159, although there may be fluctuations on a quarterly basis.

Net cash used in operating activities was $40.4 million for the year ended December 31, 2020 compared to $46.4 million for the year ended December 31, 2019. The decrease in net cash used in operating activities was primarily due to an increase in revenue and decreases in both general and administrative and research and development expenses.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials and clinical drug product manufacturing as our drug candidates are developed. We plan to spend significant amounts to progress our current drug candidates through the clinical trial processes as well as to develop additional drug candidates. As our drug candidates progress through the clinical trial process, we may be obligated to make significant milestone payments, pursuant to our existing arrangements and arrangements we may enter in the future.

Investing Activities

Net cash used in investing activities was $216.2 million for the year ended December 31, 2021 compared to $98.2 million for the year ended December 31, 2020. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2021 of $214.9 million as compared to $96.7 million for the year ended December 31, 2020. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis based on the amount of cash provided by financing activities and/or new partnerships.

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

Financing Activities

Net cash provided by financing activities was $272.4 million for the year ended December 31, 2021 compared to $171.2 million for the year ended December 31, 2020. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $272.4 million during the year ended December 31, 2021 compared to $171.2 million for the year ended December 31, 2020.

Net cash provided by financing activities was $171.2 million for the year ended December 31, 2020 compared to $16.3 million for the year ended December 31, 2019. Net proceeds from stock issuances, including stock issued pursuant to employee benefit plans, were $171.2 million during the year ended December 31, 2020 compared to $16.3 million for the year ended December 31, 2019.

Equity Offerings

In November 2020, we filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement.

In May 2016, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock from time to time through Cantor, acting as agent. During the years ended December 31, 2020 and 2019, we issued 7.1 million and 5.0 million shares of common stock, respectively, under the agreement with Cantor resulting in net proceeds of $29.4 million and $16.2 million, respectively, after deducting commission and offering expenses. No shares of common stock were sold under the Cantor Agreement during the year ended December 31, 2021. At December 31, 2021, we had $50.0 million remaining in aggregate gross offering price available under our November 2020 prospectus supplement.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2021 due to the short-term maturities of these instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Contingent Consideration Liabilities

As described in Notes 2 and 4 to the consolidated financial statements, contingent consideration resulting from a business combination is recorded at fair value on the acquisition date and is revalued on a quarterly basis, with increases or decreases in their fair value as an adjustment to operating earnings. As of and for the year ended December 31, 2021, management recorded total contingent consideration liabilities of $6.9 million and a gain on fair value remeasurement of contingent consideration of $1.4 million. The valuation technique used to measure fair value of the Company’s contingent consideration liabilities was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in the Company’s estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

The principal considerations for our determination that performing procedures relating to the fair value of contingent consideration liabilities is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty when estimating the fair value of these contingent obligations, as the fair value is based on the probability of success associated with achieving clinical events or regulatory approval. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to the fair value of contingent consideration liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to contingent consideration, including controls over the development of assumptions used to estimate the contingent consideration liabilities. These procedures also included, among others, developing independent estimates of the fair value of contingent consideration liabilities by estimating the probability of achieving certain clinical events or the probability associated with achieving regulatory approval and comparing the independent estimates to management’s estimates to evaluate the reasonableness of management’s estimates. Developing the independent estimates involved evaluating the agreements associated with the transaction, the consistency with industry studies, historical data, and the stage of product development.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2022

We have served as the Company’s auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$39,143	$43,836
Marketable securities	369,107	150,586
Accounts and other receivables	172	1,802
Prepaid and other current assets	2,417	1,619
Total current assets	410,839	197,843
Property and equipment, net	3,551	3,815
Operating lease right-of-use assets, net	2,970	3,449
Intangible assets, net	27,190	30,690
Other assets	104	41
Total assets	$444,654	$235,838
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,228	$1,048
Accrued expenses	12,000	8,459
Current portion of operating lease liabilities	1,746	1,327
Current portion of long-term liabilities	1,554	3,372
Total current liabilities	16,528	14,206
Long-term portion of operating lease liabilities	1,296	2,154
Other long-term liabilities	7,354	10,121
Total liabilities	25,178	26,481
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 46,730,198 and 39,603,771 shares issued and outstanding at December 31, 2021 and 2020, respectively	47	40
Additional paid-in capital	1,561,142	1,279,824
Accumulated other comprehensive income	1,894	2,589
Accumulated deficit	(1,143,607)	(1,073,096)
Total stockholders’ equity	419,476	209,357
Total liabilities and stockholders’ equity	$444,654	$235,838

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues:
Product development and licensing agreements	$31	$2,301	$473
Contracts and grants	4,620	5,117	3,100
Total revenues	4,651	7,418	3,573
Operating expenses:
Research and development	53,311	42,534	42,672
General and administrative	20,488	14,456	15,426
Intangible asset impairment	3,500	18,000	—
Other asset impairment	—	—	1,800
Gain on fair value remeasurement of contingent consideration	(1,405)	(4,218)	(1,294)
Total operating expenses	75,894	70,772	58,604
Operating loss	(71,243)	(63,354)	(55,031)
Investment and other income, net	505	2,407	4,153
Net loss before income tax benefit	$(70,738)	$(60,947)	$(50,878)
Income tax benefit	227	1,167	—
Net loss	$(70,511)	$(59,780)	$(50,878)
Basic and diluted net loss per common share	$(1.64)	$(2.02)	$(3.51)
Shares used in calculating basic and diluted net loss per share	42,870	29,640	14,507
Comprehensive loss:
Net loss	$(70,511)	$(59,780)	$(50,878)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(695)	(30)	36
Comprehensive loss	$(71,206)	$(59,810)	$(50,842)

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2018	11,957,635	$12	$1,083,903	$2,583	$(962,438)	$124,060
Shares issued under stock option and employee stock purchase plans	3,285	—	9	—	—	9
Shares issued in connection with at the market agreement	5,011,157	5	16,243	—	—	16,248
Stock-based compensation	—	—	4,551	—	—	4,551
Unrealized gain on marketable securities	—	—	—	36	—	36
Net loss	—	—	—	—	(50,878)	(50,878)
Balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026
Shares issued under stock option and employee stock purchase plans	122,076	—	434	—	—	434
Shares issued in connection with at the market agreement	7,125,004	8	29,423	—	—	29,431
Shares issued in underwritten offering, net	15,384,614	15	141,346	—	—	141,361
Stock-based compensation	—	—	3,915	—	—	3,915
Unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(59,780)	(59,780)
Balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	281,189	—	2,479	—	—	2,479
Shares issued in underwritten offering, net	6,845,238	7	269,886	—	—	269,893
Stock-based compensation	—	—	8,953	—	—	8,953
Unrealized loss on marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(70,511)	(70,511)
Balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(70,511)	$(59,780)	$(50,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,068	3,929	4,858
Amortization and premium of marketable securities, net	(3,209)	(729)	(1,140)
(Gain) loss on sale or disposal of assets	(24)	(55)	11
Intangible asset impairment	3,500	18,000	—
Other asset impairment	—	—	1,800
Gain on fair value remeasurement of contingent consideration	(1,405)	(4,218)	(1,294)
Non-cash income tax benefit	(227)	(1,167)	—
Stock-based compensation expense	8,953	3,915	4,551
Changes in operating assets and liabilities:
Accounts and other receivables	1,574	(787)	2,274
Prepaid and other current assets	(1,871)	(334)	362
Other assets	(5)	—	(39)
Accounts payable and accrued expenses	3,653	1,638	(321)
Other liabilities	(4,405)	(816)	(6,599)
Net cash used in operating activities	(60,909)	(40,404)	(46,415)
Cash flows from investing activities:
Sales and maturities of marketable securities	174,947	123,600	113,173
Purchases of marketable securities	(389,881)	(220,321)	(95,382)
Acquisition of property and equipment	(1,249)	(1,552)	(731)
Proceeds from sale or disposal of assets	27	55	20
Net cash (used in) provided by investing activities	(216,156)	(98,218)	17,080
Cash flows from financing activities:
Net proceeds from stock issuances	269,893	170,792	16,248
Proceeds from issuance of stock from employee benefit plans	2,479	434	9
Issuance of term loan	—	2,962	—
Payment of term loan	—	(2,962)	—
Net cash provided by financing activities	272,372	171,226	16,257
Net (decrease) increase in cash and cash equivalents	(4,693)	32,604	(13,078)
Cash and cash equivalents at beginning of period	43,836	11,232	24,310
Cash and cash equivalents at end of period	$39,143	$43,836	$11,232
Non-cash investing activities
Accrued construction in progress	$289	$221	$25

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

At December 31, 2021, the Company had cash, cash equivalents and marketable securities of $408.3 million. The Company has had recurring losses and incurred a loss of $70.5 million for the year ended December 31, 2021. Net cash used in operations for the year ended December 31, 2021 was $60.9 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-K will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. To date, the Company has managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our intangible in-process research and development (“IPR&D”) assets with a carrying value of $27.2 million at December 31, 2021.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets and statements of operations and comprehensive loss, stockholders’ equity, and cash flows, are consolidated for the years ended December 31, 2021, 2020 and 2019. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

Revenue from Rockefeller University and Gilead Sciences represented 88% and 85% of total Company revenue for the year ended December 31, 2021 and 2020, respectively. Combined revenue from Rockefeller University and Duke University represented 74% of total Company revenue for the year ended December 31, 2019.

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

Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to four years and may include one or more options to renew or terminate early.

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

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue for the Company is derived from product development agreements with collaborative partners for the research and development of therapeutic drug candidates. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. The Company assesses the multiple obligations typically within product development contracts to determine the distinct performance obligations and how to allocate the arrangement consideration to each distinct performance obligation. Under product development agreements, revenue is generally recognized using a cost-to-cost measure of progress. Revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Due to the nature of the work performed in these arrangements, the estimation of cost at completion is complex, subject to many variables, such as expected clinical trial costs, and requires significant judgements. Circumstances can arise that change original estimates of costs or progress toward completion. Any revisions to estimates are reflected in revenue on a cumulative catch-up basis in the period in which the change in circumstances became known.

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

The Company’s contract liabilities result from arrangements where the Company has received payment in advance of performance under the contract. These amounts are included as deferred revenue within current portion of long-term liabilities on the consolidated balance sheets.

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

Stock-Based Compensation

The Company records stock-based compensation expense for all stock-based awards made to employees, consultants and non-employee directors based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjusts, if necessary, to reflect actual forfeitures. Compensation expense for all stock-based awards is recognized using the straight-line method over the term of vesting or performance.

Foreign Currency Translation

Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2021 and 2020, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2021, 2020 and 2019.

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

	Year Ended December 31,
	2021	2020	2019
Stock options	4,077,667	3,042,229	1,699,202
Restricted stock	—	—	1,110
	4,077,667	3,042,229	1,700,312

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

(3) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2021 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2020	$(7)	$2,596	$2,589
Other comprehensive loss	(695)	—	(695)
Balance at December 31, 2021	$(702)	$2,596	$1,894

No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2021, 2020 and 2019.

(4) Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	December 31, 2021	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$26,220	—	$26,220	—
Marketable securities	369,107	—	369,107	—
	$395,327	—	$395,327	—
Liabilities:
Kolltan acquisition contingent consideration	$6,862	—	—	$6,862
	$6,862	—	—	$6,862

	As of
	December 31, 2020	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$35,066	—	$35,066	—
Marketable securities	150,586	—	150,586	—
	$185,652	—	$185,652	—
Liabilities:
Kolltan acquisition contingent consideration	$8,267	—	—	$8,267
	$8,267	—	—	$8,267

The Company’s financial assets consist mainly of cash equivalents and marketable securities and are classified as Level 2 within the valuation hierarchy. The Company values its marketable securities utilizing independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2021 (in thousands):

Other Liabilities:
Contingent
Consideration
Balance at December 31, 2020	$8,267
Fair value adjustments included in operating expenses	(1,405)
Balance at December 31, 2021	$6,862

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016 (Note 17), was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of December 31, 2021, the weighted average probability of success used in calculating the fair value of contingent consideration was 49.3% (with a range of 5.1% to 68.6%), the weighted average discount rate was 7.3% (with a range of 6.9% to 8.2%) and the weighted average amount of time until the conditions of the milestone payments are met was 3 years. Weighted averages are calculated based on the relative fair value of our contingent consideration obligations.

During the year ended December 31, 2021, the Company recorded a $1.4 million gain on fair value remeasurement of contingent consideration, primarily due to updated assumptions for the TAM program, partially offset by losses related to changes in discount rates and the passage of time. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2021 and 2020.

(5) Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2021
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$80,674	$—	$(133)	$80,541
Maturing after one year through three years	51,319	—	(184)	51,135
Total U.S. government and municipal obligations	$131,993	$—	$(317)	$131,676
Corporate debt securities
Maturing in one year or less	$170,034	$—	$(28)	$170,006
Maturing after one year through three years	67,782	—	(357)	67,425
Total corporate debt securities	$237,816	$—	$(385)	$237,431
Total marketable securities	$369,809	$—	$(702)	$369,107
December 31, 2020
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$40,328	$3	$(2)	$40,329
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$40,328	$3	$(2)	$40,329
Corporate debt securities
Maturing in one year or less	$110,265	$2	$(10)	$110,257
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$110,265	$2	$(10)	$110,257
Total marketable securities	$150,593	$5	$(12)	$150,586

The Company holds investment grade marketable securities, and none were considered to be other-than-temporarily impaired as of December 31, 2021. Marketable securities include $1.3 million and $0.2 million in accrued interest at December 31, 2021 and December 31, 2020, respectively.

(6) Property and Equipment, Net

Property and Equipment, net includes the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Laboratory equipment	$8,581	$8,566
Manufacturing equipment	2,571	2,630
Office furniture and equipment	3,362	3,409
Leasehold improvements	9,531	10,103
Construction in progress	632	344
Total property and equipment	24,677	25,052
Less: accumulated depreciation and amortization	(21,126)	(21,237)
Property and equipment, net	$3,551	$3,815

Depreciation and amortization expense related to property and equipment was $1.6 million, $2.0 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(7) Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to four years and may include one or more options to renew or terminate early.

During the years ended December 31, 2021 and 2020, the Company recorded right of use assets and lease liabilities of $1.0 million and $1.9 million related to new leases and lease extensions, respectively. During the first quarter of 2019, the Company amended its Hampton, New Jersey lease to eliminate 16,200 square feet of space and extend the remaining 33,400 square feet of space for an additional five-year term with an early termination option after three years. This resulted in an increase to the Company’s right-of-use assets and lease liabilities of $1.4 million during the first quarter of 2019 for the initial 3 years related to the amendment.

Operating lease expense was $1.9 million, $2.3 million and $2.5 million for years ended December 31, 2021, 2020 and 2019, respectively. Variable lease expense was $0.7 million, $1.2 million and $1.5 million for years ended December 31, 2021,2020 and 2019, respectively.Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 10.0%, compared to a weighted-average remaining lease term of 2 years and weighted average discount rate of 10.4% as of December 31, 2020.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

2022	$1,970
2023	1,269
2024	73
Total lease payments	3,312
Less imputed interest	(270)
Present value of operating lease liabilities	$3,042

(8) Intangible Assets

Intangible Assets, Net

At December 31, 2021 and 2020, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million and $30.7 million, respectively. At December 31, 2021, indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including CDX-0159).CDX-0159 is in Phase 1 development. As of December 31, 2021, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. During the fourth quarter of 2020, the Company decided that although it had developed promising data for the AxL target within the TAM program, it would focus its efforts on out-licensing opportunities for its TAM program, a broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AxL and MerTK. As a result, the Company evaluated the TAM program IPR&D asset for potential impairment due to the change in projected development and regulatory timelines related to the program. The Company used a discounted cash flow fair value model and recorded a non-cash partial impairment charge of $14.5 million for the fourth quarter of 2020. During the third quarter of 2021, the Company evaluated its out-licensing progress since December 31, 2020 and the status and expectation for the TAM program. Despite the Company’s efforts to out-license, there was a lack of interest in the program from third parties. Therefore, the Company evaluated the TAM program IPR&D asset for potential impairment using a discounted cash flow fair value model and concluded that the TAM IPR&D asset was fully impaired. A non-cash impairment charge of $3.5 million was recorded for the third quarter of 2021. The Company evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. The Company concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded during the second quarter of 2020. The Company performed its annual impairment test of the remaining IPR&D asset during the fourth quarter of 2021 and concluded that the IPR&D asset related to the development of the anti-KIT program (including CDX-0159) was not impaired. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

(9) Accrued Expenses

Accrued expenses include the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Accrued payroll and employee benefits	$7,968	$6,113
Accrued research and development contract costs	2,871	1,590
Accrued professional fees	878	421
Other accrued expenses	283	335
	$12,000	$8,459

(10) Other Long-Term Liabilities

Other long-term liabilities include the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 15)	$1,613	$1,840
Contingent milestones (Note 4)	6,862	8,267
Deferred revenue (Note 13)	433	3,386
Total	8,908	13,493
Less current portion	(1,554)	(3,372)
Long-term portion	$7,354	$10,121

In November 2015, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million to an independent third party for $9.2 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. No revenue was recorded related to the sale of these tax benefits during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company recorded $1.8 million and $2.4 million to other income related to the sale of these tax benefits, respectively.

(11) Stockholders’ Equity

Common Stock

In November 2020, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the shelf registration statement.

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. During the years ended December 31, 2020 and 2019, the Company issued 7.1 million and 5.0 million shares of its common stock, respectively, under the agreement with Cantor resulting in net proceeds to the Company of $29.4 million and $16.2 million, respectively, after deducting commission and offering expenses. At December 31, 2021, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

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

Convertible Preferred Stock

At December 31, 2021, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the “Series C-1 Preferred Stock”). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2021 or 2020.

(12) Stock-Based Compensation

The Company has the following stock-based compensation plans: the 2004 Employee Stock Purchase Plan (the “2004 ESPP Plan”), the 2008 Stock Option and Incentive Plan (the “2008 Plan”) and the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). There are no shares available for future grant under the 2008 Plan. Outstanding options under the 2008 Plan will be rolled into the 2021 Plan if canceled.

Employee Stock Purchase Plan

At December 31, 2021, a total of 276,666 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2021, 2020 and 2019, the Company issued 21,867, 39,817 and 3,507 shares under the 2004 ESPP Plan, respectively. At December 31, 2021, 188,475 shares were available for issuance under the 2004 ESPP Plan.

Employee Stock Option Plan

The 2021 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and non-employee directors.

The 2021 Plan allows for grants of new awards until April 19, 2031. As of December 31, 2021, there were 2,715,457 shares outstanding under the 2008 Plan that will be rolled into the 2021 Plan if canceled. The Company’s Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2021 Plan.

A summary of stock option activity for the year ended December 31, 2021 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2020	3,042,229	$28.93	8.2
Granted	1,383,410	$28.55
Exercised	(259,322)	$8.72
Canceled	(88,650)	$31.89
Options outstanding at December 31, 2021	4,077,667	$30.02	8.0
Options vested and expected to vest at December 31, 2021	3,952,611	$30.31	8.0
Options exercisable at December 31, 2021	1,483,998	$49.01	6.6
Shares available for grant under the 2021 Plan	3,304,217

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $9.4 million, $0.8 million and $0.0 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $22.16, $8.08 and $2.08, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $5.9 million, $2.4 million and $4.9 million, respectively.

The aggregate intrinsic value of stock options outstanding at December 31, 2021 was $84.7 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2021 was $82.4 million. The aggregate intrinsic value of stock options exercisable at December 31, 2021 was $33.7 million. As of December 31, 2021, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $31.7 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.7 years.

Valuation and Expenses Information

Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was recorded as follows:

	2021	2020	2019

	(In thousands)
Research and development	$4,525	$1,933	$2,053
General and administrative	4,428	1,982	2,498
Total stock-based compensation expense	$8,953	$3,915	$4,551

The fair values of employee and director stock options granted during the years ended December 31, 2021, 2020 and 2019 were valued using the Black-Scholes option pricing model with the following assumptions:

	2021	2020	2019
Expected stock price volatility	97 - 98%	91 - 98%	90 - 91%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	0.8 - 1.4%	0.5 - 0.7%	1.6 - 2.5%
Expected dividend yield	None	None	None

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

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and agreements with Gilead Sciences and Duke University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $4.1 million, $4.5 million and $2.6 million in revenue under these agreements during the years ended December 31, 2021, 2020 and 2019, respectively.

During the third quarter of 2020, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health (NIH) to support the Company’s CDX-1140 and CDX-301 programs. The Company recognized $0.4 million and $0.4 million in grant revenue under the award during the years ended December 31, 2021 and 2020, respectively.

Contract Assets and Liabilities

At December 31, 2021 and 2020, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2021, the Company had $0.4 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2020, the Company had $3.4 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2020 during the year ended December 31, 2021 was $3.4 million.

(14) Collaboration Agreements

The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.1 million, $0.2 million and $0.1 million was recorded to research and development expense for the years ended December 31, 2021, 2020 and 2019, respectively.

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

(15) Income Taxes

The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Income tax benefit (provision):
Federal	$18,513	$16,615	$13,869
State	7,082	5,802	2,170
Expiration of NOLs and R&D credit	(14,210)	(20,294)	(18,966)
	11,385	2,123	(2,927)
Deferred tax valuation allowance	(11,158)	(956)	2,927
	$227	$1,167	$—

A reconciliation between the amount of reported income tax and the amount computed using the U.S. statutory rate is as follows:

	2021	2020	2019

	(In thousands)
Pre-tax loss	$(70,738)	$(60,947)	$(50,878)
Loss at statutory rates	(14,855)	(12,799)	(10,684)
Research and development credits	(2,422)	(1,778)	(1,902)
State taxes	(7,082)	(5,802)	(2,170)
Other	(941)	(1,152)	(1,011)
Change in fair value remeasurement of contingent consideration	(295)	(886)	(272)
Expiration of NOLs and R&D credit	14,210	20,294	18,966
Change in valuation allowance	11,158	956	(2,927)
Income tax (benefit) provision	$(227)	$(1,167)	$—

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The principal components of the deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020

	(In thousands)
Gross deferred tax assets
Net operating loss carryforwards	$183,711	$174,369
Tax credit carryforwards	47,927	44,936
Deferred research and development expenses	59,753	63,215
Stock-based compensation	14,719	13,196
Fixed assets	1,287	1,303
Accrued expenses and other	370	325
	307,767	297,344
Gross deferred tax liabilities
IPR&D intangibles	(6,840)	(7,802)
Total deferred tax assets and liabilities	300,927	289,542
Valuation allowance	(302,540)	(291,382)
Net deferred tax liability	$(1,613)	$(1,840)

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

The net deferred tax liability of $1.6 million and $1.8 million at December 31, 2021 and 2020, respectively, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes. The Company recorded an income tax benefit of $0.2 million during the year ended December 31, 2021 due to a decrease in deferred tax liabilities resulting from the impairment of the TAM program IPR&D asset in the third quarter of 2021. The Company recorded an income tax benefit of $1.2 million during the year ended December 31, 2020 due to a decrease in deferred tax liabilities resulting from the impairment of the CDX-3379 IPR&D asset in the second quarter of 2020 and the partial impairment of the TAM program IPR&D asset in the fourth quarter of 2020.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $622.4 million and $812.2 million, respectively, which may be available to offset certain future income tax liabilities and begin to expire in 2022 and 2029, respectively. Of the federal net operating loss carryforwards of $622.4 million, approximately $293.8 million are from 2018, 2019, 2020 and 2021 and have no expiration date. As of December 31, 2021, the Company also had federal and state research and development tax credit carryforwards of $37.6 million and $13.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2022 and 2021, respectively.

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

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits.

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

(16) Retirement Savings Plan

The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(17) Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan, a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The payment of Kolltan Milestones, if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Agreement and Plan of Merger, dated November 1, 2016 (the “Merger Agreement”). Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of December 31, 2021, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones.

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

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the CDX-0159 program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The parties entered into non-binding mediation in May 2021 following SRS's approach to Celldex about its interest in settlement or mediation discussions, but those discussions did not result in a resolution of the dispute. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in June 2022.

Following the Company’s discontinuation of the CDX-3379 program, the Company sent a milestone abandonment notice to SRS with respect to Kolltan Milestones related to the CDX-3379 program. In October 2020, the Company received notice that SRS has objected to that notice, seeking further information from the Company, which was provided pursuant to the terms of the Merger Agreement.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and
●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, under “Information Regarding Our Current Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “The Board of Directors and Its Committees” and is incorporated herein by reference. If the 2022 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2022 Proxy Statement under “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. If the 2022 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the 2022 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. If the 2022 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2022 Proxy Statement under “Election of Directors” and “Approval of Related Person Transactions and Transactions with Related Persons” and is incorporated herein by reference. If the 2022 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the 2022 Proxy Statement under “Independent Registered Public Accounting Firm” and is incorporated herein by reference. If the 2022 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)The following documents are filed as part of this Form 10-K:
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

(3)Exhibits:

		Incorporated by Reference to
		Form and	Exhibit	SEC
No.	Description	SEC File No.	No.	Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Amended and Restated By-Laws, dated April 7, 2014	8-K (000-15006)	3.1	4/8/14
3.9	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
3.10	Amendment No. 1 to the Amended and Restated By-Laws of Celldex Therapeutics, Inc., dated January 25, 2022	8-K (000-15006)	3.1	1/28/22
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
4.3	Description of Securities	10-K (000-15006)	4.3	3/26/2020
Material Contracts-Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC	10-K (000-15006)	10.9	3/27/02

	(successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001
10.3	First Amendment to Lease by and between the Company and DIV Needham 115 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
10.4	Second Amendment to Lease by and between the Company and DIV Needham 115 LLC dated as of August 1, 2015	10-K/A (000-15006)	10.4	2/25/16
*10.5	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.7	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.8	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.9	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.10	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.11	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.12	Eighth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16
10.13	Ninth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of October 1, 2019	10-K (000-15006)	10.13	3/26/20
10.14	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.15	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
10.16	Second Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of March 8, 2019	10-Q (000-15006)	10.1	5/7/19

10.17	Extension of Lease Agreement between the Company and University of Massachusetts Dartmouth dated as of July 1, 2020	10-Q (000-15006)	10.1	8/6/20

Material Contracts-License, Collaboration, Supply and Distribution Agreements

*10.18	Exclusive Patent and Know-How License Agreement dated as of November 5, 2008 between the Company and the University of Southampton	10-K (000-15006)	10.47	3/2/09
*10.19	License and Assignment Agreement, between Amgen Inc. and the Company dated March 16, 2009	10-K/A (000-15006)	10.1	12/23/10

*10.20	Third Amended and Restated License Agreement by and between Yale University and the Company, dated March 14, 2013, as amended by the Amendments, dated March 21, 2014 and December 1, 2014	10-K (000-15006)	10.25	3/7/18

Material Contracts-Stock Purchase, Financing and Credit Agreements

10.21	Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	1.1	5/19/16

Material Contracts-Management Contracts and Compensatory Plans

†10.22	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/17/21
†10.23	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective June 18, 2020).	8-K (000-15006)	10.1	6/18/20
†10.24	Celldex Therapeutics, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (effective as of June 19, 2019)	8-K (000-15006)	10.2	6/19/19
†10.25	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	7/1/21
†10.26	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	7/1/21
†10.27	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	7/1/21
†10.28	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	7/1/21
†10.29	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	7/1/21
†10.30	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	7/1/21
†10.31	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	7/1/21
†10.32	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	7/1/21
†10.33	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Diane Young, M.D.	8-K (000-15006)	10.9	7/1/21
†10.34	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Freddy Jimenez	8-K (000-15006)	10.10	7/1/21
†10.35	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Award Agreement	8-K (000-15006)	10.2	6/17/21
†10.36	Celldex Therapeutics, Inc. 2021 Plan Form of Incentive Stock Option Grant Agreement	8-K (000-15006)	10.3	6/17/21
†10.37	Celldex Therapeutics, Inc. 2021 Plan Form of Nonqualified Stock Option Grant Agreement	8-K (000-15006)	10.4	6/17/21

†10.38	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Unit Award Agreement	8-K (000-15006)	10.5	6/17/21
†10.39	2008 Plan Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.40	2008 Plan Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

	By:	/s/ ANTHONY S. MARUCCI
Date February 28, 2022		Anthony S. Marucci President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANTHONY S. MARUCCI	President, Chief Executive Officer, and Director	February 28, 2022
Anthony S. Marucci	(Principal Executive Officer)

/s/ SAM MARTIN	Senior Vice President,	February 28, 2022
Sam Martin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ KAREN L. SHOOS	Director, Chair of the Board of Directors	February 28, 2022
Karen L. Shoos

/s/ KEITH L. BROWNLIE	Director	February 28, 2022
Keith L. Brownlie

/s/ HERBERT J. CONRAD	Director	February 28, 2022
Herbert J. Conrad

/s/ JAMES J. MARINO	Director	February 28, 2022
James J. Marino

/s/ HARRY H. PENNER, JR.	Director	February 28, 2022
Harry H. Penner, Jr.