Form 10-Q
period 2022-03-31
Celldex Therapeutics, Inc.
filed 2022-05-05
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, 46,754,348 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,293	$39,143
Marketable securities	355,175	369,107
Accounts and other receivables	243	172
Prepaid and other current assets	9,988	2,417
Total current assets	390,699	410,839
Property and equipment, net	3,484	3,551
Operating lease right-of-use assets, net	2,564	2,970
Intangible assets, net	27,190	27,190
Other assets	104	104
Total assets	$424,041	$444,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,019	$1,228
Accrued expenses	9,234	12,000
Current portion of operating lease liabilities	1,802	1,746
Current portion of other long-term liabilities	2,505	1,554
Total current liabilities	14,560	16,528
Long-term portion of operating lease liabilities	841	1,296
Other long-term liabilities	10,539	7,354
Total liabilities	25,940	25,178
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 46,754,348 and 46,730,198 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	47	47
Additional paid-in capital	1,564,599	1,561,142
Accumulated other comprehensive income	112	1,894
Accumulated deficit	(1,166,657)	(1,143,607)
Total stockholders’ equity	398,101	419,476
Total liabilities and stockholders’ equity	$424,041	$444,654

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Product development and licensing agreements	$30	$3
Contracts and grants	144	682
Total revenues	174	685

Operating expenses:
Research and development	17,056	12,720
General and administrative	6,911	4,121
(Gain) loss on fair value remeasurement of contingent consideration	(536)	483
Total operating expenses	23,431	17,324

Operating loss	(23,257)	(16,639)
Investment and other income, net	207	101
Net loss	$(23,050)	$(16,538)

Basic and diluted net loss per common share	$(0.49)	$(0.42)

Shares used in calculating basic and diluted net loss per share	46,739	39,614

Comprehensive loss:
Net loss	$(23,050)	$(16,538)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(1,782)	(2)
Comprehensive loss	$(24,832)	$(16,540)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(23,050)	$(16,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	775
Amortization and premium of marketable securities, net	772	(48)
Gain on sale or disposal of assets	—	(24)
(Gain) loss on fair value remeasurement of contingent consideration	(536)	483
Stock-based compensation expense	3,153	1,275
Changes in operating assets and liabilities:
Accounts and other receivables	(71)	(26)
Prepaid and other current assets	(7,148)	(2,137)
Accounts payable and accrued expenses	(2,738)	(1,266)
Other liabilities	4,273	(578)
Net cash used in operating activities	(24,534)	(18,084)
Cash flows from investing activities:
Sales and maturities of marketable securities	27,845	78,000
Purchases of marketable securities	(16,890)	(33,970)
Acquisition of property and equipment	(575)	(567)
Proceeds from sale or disposal of assets	—	24
Net cash provided by investing activities	10,380	43,487
Cash flows from financing activities:
Proceeds from issuance of stock from employee benefit plans	304	74
Net cash provided by financing activities	304	74

Net (decrease) increase in cash and cash equivalents	(13,850)	25,477
Cash and cash equivalents at beginning of period	39,143	43,836
Cash and cash equivalents at end of period	$25,293	$69,313

Non-cash investing activities
Accrued construction in progress	$53	$—

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2022.

At March 31, 2022, the Company had cash, cash equivalents and marketable securities of $380.5 million. The Company has had recurring losses and incurred a loss of $23.1 million for the three months ended March 31, 2022. Net cash used in operations for the three months ended March 31, 2022 was $24.5 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. To date, we have managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our intangible in-process research and development (“IPR&D”) assets with a carrying value of $27.2 million at March 31, 2022.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	March 31, 2022	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$16,533	—	$16,533	—
Marketable securities	355,175	—	355,175	—
	$371,708	—	$371,708	—
Liabilities:
Kolltan acquisition contingent consideration	$6,326	—	—	$6,326
	$6,326	—	—	$6,326

	As of
	December 31, 2021	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$26,220	—	$26,220	—
Marketable securities	369,107	—	369,107	—
	$395,327	—	$395,327	—
Liabilities:
Kolltan acquisition contingent consideration	$6,862	—	—	$6,862
	$6,862	—	—	$6,862

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2022 (in thousands):

Other Liabilities:
Contingent
Consideration
Balance at December 31, 2021	$6,862
Fair value adjustments included in operating expenses	(536)
Balance at March 31, 2022	$6,326

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan in 2016, was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. As of March 31, 2022, the weighted average probability of success used in calculating the fair value of contingent consideration was 52.2% (with a range of 5.1% to 68.6%), the weighted average discount rate was 11.3% (with a range of 11.0% to 12.0%) and the weighted average amount of time until the conditions of the milestone payments are met was 3 years. Weighted averages are calculated based on the relative fair value of our contingent consideration obligations.

During the three months ended March 31, 2022, the Company recorded a $0.5 million gain on fair value remeasurement of contingent consideration primarily due to changes in discount rates. During the three months ended March 31, 2021, the Company recorded a $0.5 million loss on fair value remeasurement of contingent consideration primarily due to changes in discount rates and the passage of time. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the three months ended March 31, 2022.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

	(In thousands)
March 31, 2022
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$148,739	$2	$(1,194)	$147,547
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$148,739	$2	$(1,194)	$147,547
Corporate debt securities
Maturing in one year or less	$177,807	$—	$(602)	$177,205
Maturing after one year through three years	31,114	—	(691)	30,423
Total corporate debt securities	$208,921	$—	$(1,293)	$207,628
Total marketable securities	$357,660	$2	$(2,487)	$355,175

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of March 31, 2022 and December 31, 2021. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.8 million and $1.3 million in accrued interest at March 31, 2022 and December 31, 2021, respectively.

(5)  Intangible Assets

At March 31, 2022 and December 31, 2021, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired IPR&D related to the development of the anti-KIT program, including barzolvolimab (also referred to as CDX-0159), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 1 development. As of March 31, 2022, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,613	$1,613
Deferred Income From Sale of Tax Benefits	4,650	—
Contingent milestones (Note 3)	6,326	6,862
Deferred revenue (Note 10)	455	433
Total	13,044	8,908
Less current portion	(2,505)	(1,554)
Long-term portion	$10,539	$7,354

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At March 31, 2022, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

The changes in Stockholders’ Equity during the three months ended March 31, 2022 and 2021 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	24,150	—	304	—	—	304
Stock-based compensation	—	—	3,153	—	—	3,153
Unrealized loss on marketable securities	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(23,050)	(23,050)
Consolidated balance at March 31, 2022	46,754,348	$47	$1,564,599	$112	$(1,166,657)	$398,101

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	10,867	—	74	—	—	74
Stock-based compensation	—	—	1,275	—	—	1,275
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,538)	(16,538)
Consolidated balance at March 31, 2021	39,614,638	$40	$1,281,173	$2,587	$(1,089,634)	$194,166

(8)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2021	4,077,667	$30.02	8.0
Granted	19,500	$31.94
Exercised	(19,555)	$8.68
Canceled	(13,055)	$26.26
Options outstanding at March 31, 2022	4,064,557	$30.14	7.8
Options vested and expected to vest at March 31, 2022	3,977,784	$30.33	7.8
Options exercisable at March 31, 2022	1,619,025	$45.51	6.4
Shares available for grant under the 2021 Plan	3,297,772

The weighted average grant-date fair value of stock options granted during the three ended March 31, 2022 was $24.63.

The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2022 was $65.9 million. The aggregate intrinsic value of stock options exercisable at March 31, 2022 was $32.0 million. As of March 31, 2022, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $29.5 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was recorded as follows:

	Three months ended March 31,
	2022	2021

	(In thousands)
Research and development	$1,614	$661
General and administrative	1,539	614
Total stock-based compensation expense	$3,153	$1,275

The fair values of employee, consultant and non-employee director stock options granted during the three months ended March 31, 2022 and 2021 were valued using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31,
	2022	2021
Expected stock price volatility	91 – 97%	97 – 98%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	1.7 – 1.9%	0.8 – 1.2%
Expected dividend yield	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2022 are summarized below:

	Unrealized
	Loss on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2021	$(702)	$2,596	$1,894
Other comprehensive loss	(1,782)	—	(1,782)
Balance at March 31, 2022	$(2,484)	$2,596	$112

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2022.

(10)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University and Gilead Sciences pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.1 million and $0.6 million in revenue under these agreements during the three months ended March 31, 2022 and 2021, respectively.

Contract Assets and Liabilities

At March 31, 2022 and December 31, 2021, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At March 31, 2022, the Company had $0.5 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2021, the Company had $0.4 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2021 during the three months ended March 31, 2022 was $0.1 million.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2022 and December 31, 2021.

The net deferred tax liability of $1.6 million at March 31, 2022 and December 31, 2021 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Three Months Ended March 31,
	2022	2021
Stock Options	4,064,557	3,046,324
Restricted Stock	—	—
	4,064,557	3,046,324

(13)  Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan, a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration in the form of development, regulatory approval and sales-based milestones (“Kolltan Milestones”) of up to $172.5 million. The payment of Kolltan Milestones, if any, may be made, at Celldex’s sole election, in cash, in shares of Celldex’s common stock or a combination of both, subject to provisions of the Agreement and Plan of Merger, dated November 1, 2016 (the “Merger Agreement”). Certain Kolltan Milestones related to the METRIC clinical study, TAM partnership closing within two years of the acquisition, CDX-3379 and CDX-0158 have been abandoned and, because of this, as of March 31, 2022, the Company believes that the adjusted amount we may be required to pay for future consideration is up to $107.5 million contingent upon the achievement of the Kolltan Milestones.

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

(iii)	under the Merger Agreement, the barzolvolimab program is not a program that results in milestone payments under the Merger Agreement.

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the barzolvolimab program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The parties entered into non-binding mediation in May 2021 following SRS’s approach to Celldex about its interest in settlement or mediation discussions, but those discussions did not result in a resolution of the dispute. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in June 2022.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates, which are still in an early development stage;
●	our ability to successfully complete research and further development, including preclinical and clinical studies, and, if we obtain regulatory approval, commercialization of our drug candidates and the growth of the markets for those drug candidates;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	the impact of the COVID-19 pandemic on our business or on the economy generally;
●	whether the COVID-19 pandemic will affect the timing of the completion of our planned and/or currently ongoing preclinical/clinical trials;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan, and the cost, timing, and outcome of our declaratory judgment action against the Kolltan stockholder representative with respect to certain of those milestones;
●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the risk factors set forth elsewhere in this quarterly report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2021 and other reports that we file with the Securities and Exchange Commission.

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

We are focusing our efforts and resources on the continued research and development of:

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, currently being studied in mast cell driven diseases. In October and December 2020 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 1b studies in CSU and CIndU. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 in patients with cold urticaria and symptomatic dermographism. The study has also been expanded to include patients with cholinergic urticaria and in December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN.
●	CDX-1140, an agonist monoclonal antibody targeted to CD40, a key activator of immune response, currently being studied in a Phase 1 study. Dose escalation was completed in solid tumors and lymphoma and the recommended dose for further study was determined to be 1.5 mg/kg for both CDX-1140 monotherapy and in combination. We initiated multiple expansion cohorts within the study, including a combination cohort with KEYTRUDA® (pembrolizumab) in patients refractory to PD-1/PD-L1 treatment, which closed to enrollment in March 2022.

●	CDX-527, a bispecific antibody that uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway, for which we initiated a Phase 1 study in advanced solid tumors in August 2020.

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

During the past five years through December 31, 2021, we incurred an aggregate of $301.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2022 and 2021. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021

	(In thousands)
Barzolvolimab/Anti-KIT Program	$9,668	$6,016
CDX‑1140 and CDX-301	759	1,470
CDX‑527	605	1,390
Other Programs	6,024	3,844
Total R&D Expense	$17,056	$12,720

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

Barzolvolimab (also referred to as CDX-0159)

Barzolvolimab is a humanized monoclonal antibody that specifically binds the receptor tyrosine kinase KIT and potently inhibits its activity. KIT is expressed in a variety of cells, including mast cells, and its activation by its ligand SCF regulates mast cell growth, differentiation, survival, chemotaxis and degranulation. Barzolvolimab is designed to block KIT activation by disrupting both SCF binding and KIT dimerization. Celldex believes that by targeting KIT, barzolvolimab may be able to inhibit mast cell activity and decrease mast cell numbers to provide potential clinical benefit in mast cell related diseases.

In certain inflammatory diseases, such as chronic spontaneous urticaria (“CSU”), also known as chronic idiopathic urticaria (“CIU”) and chronic inducible urticaria (“CIndU”), mast cell degranulation plays a central role in the onset and progression of the disease. In June 2020, we completed a randomized, double-blind, placebo-controlled, single ascending dose escalation Phase 1a study of barzolvolimab in healthy subjects (n=32; 8 subjects per cohort, 6 barzolvolimab; 2 placebo). Subjects received a single intravenous infusion of barzolvolimab at 0.3, 1.0, 3.0, or 9.0 mg/kg or placebo. The objectives of the study included safety and tolerability, pharmacokinetics (PK) and pharmacodynamics (tryptase and stem cell factor) and immunogenicity. Tryptase is an enzyme synthesized and secreted almost exclusively by mast cells and decreases in plasma tryptase levels are believed to reflect a systemic reduction in mast cell burden in both healthy volunteers and in disease. Data from the study were featured in a late breaking presentation at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress 2020 in June. Barzolvolimab demonstrated a favorable safety profile as well as profound and durable reductions of plasma tryptase, consistent with systemic mast cell suppression.

These data supported expansion of the barzolvolimab program into mast cell driven diseases, including initially in CSU and CIndU, diseases where mast cell degranulation plays a central role in the onset and progression of the disease. The prevalence of CSU and CIndU is approximately 0.5-1% of the total population or up to 1 to 3 million patients in the United States alone (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. About 50% of patients with CSU achieve symptomatic control with antihistamines or leukotriene receptor antagonists. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine/leukotriene refractory patients. Consequently, there is a need for additional therapies. CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. Celldex is exploring cold-induced, dermographism (scratch-induced) and cholinergic (exercise-induced) urticarias.

In October 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b multi-center study of barzolvolimab in CSU. This study is a randomized, double-blind, placebo-controlled clinical trial designed to assess the safety of multiple ascending doses of barzolvolimab in up to 40 patients with CSU who remain symptomatic despite treatment with antihistamines. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including measurement of tryptase and stem cell factor levels and clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response) as well as quality of life assessments. Barzolvolimab is administered intravenously (0.5, 1.5, 3 and 4.5 mg/kg at varying dosing schedules) as add on treatment to H1-antihistamines, either alone or in combination with H2-antihistamines and/or leukotriene receptor agonists.

In December 2020, we announced that enrollment had opened and the first patient had been dosed in a second Phase 1b study in CIndU being conducted in Germany in patients who are refractory to antihistamines. This study is an open label clinical trial designed to evaluate the safety of a single dose (3 mg/kg) of barzolvolimab in patients with cold urticaria (n=10) or symptomatic dermographism (n=10). In March and June 2021, respectively, we added a third cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria (n=10) and a fourth cohort at a lower dose (single dose, 1.5 mg/kg) in cold urticaria. Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. Barzolvolimab is administered intravenously on Day 1 as add on treatment to H1-antihistamines.

In July 2021, we reported positive interim data from the cold urticaria and symptomatic dermographism cohorts. As of the data cut-off on June 11, 2021, 20 patients had received a single intravenous infusion of barzolvolimab at 3 mg/kg, including 11 patients with cold urticaria and 9 patients with symptomatic dermographism. Patients had high disease activity as assessed by provocation threshold testing. In patients with cold urticaria and symptomatic dermographism baseline critical temperature thresholds were 18.9°C/66°F (range: 5-27°C/41-80.6°F) and FricTest® thresholds were 3.8 (range: 3-4) of 4 pins. Safety results were reported for all 20 patients; activity results were reported for the 19 patients who received a full dose of barzolvolimab. 14 of 19 patients completed the 12-week study observation period and five were ongoing (range of 2-8 weeks) as of June 11, 2021.

●	All 19/19 (100)% patients experienced a clinical response as assessed by provocation threshold testing; 18/19 (95)% experienced a complete response and 1/19 (5)% experienced a partial response.10/10 (100)% patients with cold urticaria experienced a complete response. 8/9 (89)% patients with symptomatic dermographism experienced a complete response and 1/9 (11)% experienced a partial response. Compete responses were observed in all 3 patients (1 cold urticaria; 2 symptomatic dermographism) with prior Xolair® (omalizumab) experience, including two who were Xolair refractory.
●	Rapid onset of responses after dosing and sustained durability were observed. Most patients with cold urticaria and symptomatic dermographism experienced a complete response by week 1 and by week 4, respectively. The median duration of response for patients was 77+ days for cold urticaria and 57+ days for symptomatic dermographism.
●	Improvements in disease activity as reported by physician’s and patient’s global assessment of disease severity were consistent with the complete responses as measured by provocation testing.
●	A single 3 mg/kg dose of barzolvolimab resulted in rapid, marked and durable suppression of serum tryptase and depletion of skin mast cells (87% depletion) as measured through biopsy. The kinetics of serum tryptase and skin mast cell depletion mirrored clinical activity. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	Barzolvolimab was generally well tolerated. The most common adverse events were hair color changes, mild infusion reactions, and transient changes in taste perception. Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt) are consistent with inhibiting KIT signaling in other cell types and are expected to be fully reversible. As previously reported in March 2021, a single severe infusion reaction of brief loss of consciousness was observed in a patient with a history of fainting. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed. There was no evidence of clinically significant decreases in hematology parameters—an important finding for a KIT inhibitor.
●	One patient with symptomatic dermographism enrolled in the study also had a diagnosis of prurigo nodularis (“PN”). After a single dose of barzolvolimab, this patient experienced both a complete response of symptomatic dermographism and notable improvement of the PN.

In September 2021, we reported additional positive data from the study on measurements of symptom control and quality of life. A single dose of barzolvolimab (3 mg/kg) resulted in a rapid and sustained improvement in urticaria control and greatly reduced disease impact on quality of life, as measured by the Urticaria Control Test (UCT) and Dermatology Life Quality Index (DLQI).

Celldex has expanded clinical development of barzolvolimab into prurigo nodularis (“PN”). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There are currently no FDA approved therapies for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled study designed to assess the safety and treatment effects across multiple dosing cohorts of barzolvolimab in up to 30 patients with PN.

Manufacturing activities to support the introduction of the barzolvolimab subcutaneous formulation into the clinical program have been completed and, in September 2021, we initiated dosing in a randomized, double-blind, placebo-controlled, Phase 1 study designed to evaluate the safety of single ascending doses of the subcutaneous formulation of barzolvolimab in healthy volunteers. In February 2022, we reported that subcutaneous administration of barzolvolimab was well tolerated and that multiple dose levels have been identified that possess promising pharmacokinetic and pharmacodynamic properties. Importantly, subcutaneous delivery of barzolvolimab resulted in dose-dependent, rapid and sustained decreases in serum tryptase compared with placebo and achieved sufficient exposure to produce tryptase suppression levels comparable with the levels that generated impressive clinical activity observed in the Phase 1 CIndU intravenous study. Celldex anticipates the upcoming Phase 2 multi-dose studies in urticaria will evaluate 75mg and 150mg administered every 4 weeks and 300mg administered every 8 weeks. The planned doses support a 0.5 to 2 ml injection volume, allowing for a single injection as barzolvolimab advances towards potential commercialization. In 2022, we plan to initiate a transfer of our current barzolvolimab manufacturing process to a contract manufacturing organization to support late-stage trials and to prepare for potential commercialization.

In February 2022, we also reported interim data after completing the in-life dosing portion of our six month chronic toxicology study in non-human primates; a subset of the animals will continue to be followed beyond clearance of the barzolvolimab antibody to study completion. As expected and consistent with other KIT-targeting agents, impact on spermatogenesis was observed which is anticipated to be fully reversible upon clearance of the antibody. There were no other clinically adverse findings reported in the study. We believe these data strongly support our planned Phase 2 studies in urticaria later this year and in future indications.

In February 2022, we announced that we will be expanding clinical development of barzolvolimab into eosinophilic esophagitis (“EoE”), the most common type of eosinophilic gastrointestinal disease. EoE is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there are limited treatment options for EoE. Individuals often participate in an elimination diet to identify potential food allergens that may contribute to EoE, avoid difficult to swallow foods and undergo esophageal dilation. While not approved for EoE, proton pump inhibitors and the swallowing of topical corticosteroids are also used to address the disease. Industry sources estimate there are approximately 160,000 patients in the United States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and barzolvolimab’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study.

We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

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

In November 2021, we provided an update on the ongoing Phase 1 study. Emerging data from the safety run-in cohort of CDX-1140 with gemcitabine/nab-paclitaxel in patients with previously untreated metastatic pancreatic adenocarcinoma and external CD40 agonist data recently reported using the same regimen, suggest that simultaneous treatment with chemotherapy and CD40 activation may not be optimal. Alternative strategies for investigating CDX-1140 in pancreatic cancer in other regimens are being explored, including through investigator sponsored studies. The combination of CDX-1140 with pembrolizumab has completed the safety run-in phase. Expansion cohorts in patients with checkpoint-refractory/resistant squamous cell head and neck cancer and non-small cell lung cancer were also initiated. In November 2021, we reported that of the six patients with squamous cell head and neck cancer treated with CDX-1140 at 1.5 mg/kg in combination with pembrolizumab, encouraging preliminary results were observed including a confirmed partial response and durable stable disease. Of the six evaluable patients with non-small cell lung cancer, four had stable disease as their best response. Adverse events, such as arthralgia, myalgia and fatigue, occurred more frequently in combination with pembrolizumab relative to CDX-1140 monotherapy and the protocol was amended to allow CDX-1140 dose reduction, if necessary, to help manage these toxicities. In late March 2022, Celldex closed enrollment to the study; patients continue to be dosed and followed for safety and potential treatment effect.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies and estimates. There have been no material changes to such critical accounting policies or estimates. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2022	2021	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$30	$3	$27	900%
Contracts and grants	144	682	(538)	(79)%
Total revenues	$174	$685	$(511)	(75)%
Operating expenses:
Research and development	17,056	12,720	4,336	34%
General and administrative	6,911	4,121	2,790	68%
(Gain) loss on fair value remeasurement of contingent consideration	(536)	483	(1,019)	(211)%
Total operating expense	23,431	17,324	6,107	35%
Operating loss	(23,257)	(16,639)	6,618	40%
Investment and other income, net	207	101	106	105%
Net loss	$(23,050)	$(16,538)	$6,512	39%

Net Loss

The $6.5 million increase in net loss for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily the result of increases in research and development and general and administrative expenses, partially offset by an increase in the gain on fair value remeasurement of contingent consideration.

Revenue

Revenue from product development and licensing agreements for the three months ended March 31, 2022 was relatively consistent with the three months ended March 31, 2021. The $0.5 million decrease in contracts and grants revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a decrease in services performed under our manufacturing and research and development agreements with Rockefeller University and Gilead Sciences. We expect revenue to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2022	2021	$	%

	(In thousands)
Personnel	$7,527	$6,038	$1,489	25%
Laboratory supplies	1,637	1,760	(123)	(7)%
Facility	1,306	1,255	51	4%
Product development	5,158	2,762	2,396	87%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.5 million increase in personnel expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.1 million decrease in laboratory supply expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended March 31, 2022 was relatively consistent with the three months ended March 31, 2021. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.4 million increase in product development expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to an increase in clinical trial expenses. We expect product development expenses to increase over the next twelve months as a result of further increases in barzolvolimab clinical trial, contract manufacturing and contract research expenses.

General and Administrative Expense

The $2.8 million increase in general and administrative expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to higher personnel, legal and commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months primarily due to increased commercial planning efforts for barzolvolimab.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

The $0.5 million gain on fair value remeasurement of contingent consideration for the three months ended March 31, 2022 was primarily due to changes in discount rates. The $0.5 million loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2021 was primarily due to changes in discount rates and the passage of time.

Investment and Other Income, Net

The $0.1 million increase in investment and other income, net for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to higher levels of cash and investment balances. We expect investment and other income to increase over the next twelve months due to higher interest rates on fixed income investments and higher other income related to our sale of New Jersey tax benefits.

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

At March 31, 2022, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $380.5 million. We have had recurring losses and incurred a loss of $23.1 million for the three months ended March 31, 2022. Net cash used in operations for the three months ended March 31, 2022 was $24.5 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2022 are sufficient to meet estimated working capital requirements and fund planned operations through 2025. This could be impacted if we elect to pay Kolltan contingent milestones, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $24.5 million for the three months ended March 31, 2022 as compared to $18.1 million for the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily due to an increase in research and development and general and administrative expenses. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $10.4 million for the three months ended March 31, 2022 as compared to $43.5 million for the three months ended March 31, 2021. The decrease in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $11.0 million for the three months ended March 31, 2022 as compared to $44.0 million for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2022 as compared to $0.1 million for the three months ended March 31, 2021. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from issuance of stock from employee benefit plans.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2022 due to the short-term maturities of these instruments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2022, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(iii)	under the Merger Agreement, the barzolvolimab program is not a program that results in milestone payments under the Merger Agreement.

In SRS’ responsive Answer and Verified Counterclaim, SRS made claims of breach of contract with respect to the Merger Agreement, breach of implied covenant of good faith and fair dealing, declaratory relief, and unjust enrichment regarding abandonment of the CDX-0158 milestones, based in part on SRS’ assertion that the barzolvolimab program is in essence an extension of the CDX-0158 (formerly KTN0158) program. The parties entered into non-binding mediation in May 2021 following SRS’s approach to Celldex about its interest in settlement or mediation discussions, but those discussions did not result in a resolution of the dispute. The case remains ongoing and we are currently unable to predict or estimate the outcome of this matter. The case is currently scheduled for trial in June 2022.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 5, 2022	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 5, 2022	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)