Form 10-Q
period 2022-09-30
Celldex Therapeutics, Inc.
filed 2022-11-09
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, 47,099,831 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$18,583	$39,143
Marketable securities	304,888	369,107
Accounts and other receivables	189	172
Prepaid and other current assets	10,939	2,417
Total current assets	334,599	410,839
Property and equipment, net	3,753	3,551
Operating lease right-of-use assets, net	3,580	2,970
Intangible assets, net	27,190	27,190
Other assets	104	104
Total assets	$369,226	$444,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,272	$1,228
Accrued expenses	11,425	12,000
Current portion of operating lease liabilities	1,438	1,746
Current portion of other long-term liabilities	1,152	1,554
Total current liabilities	16,287	16,528
Long-term portion of operating lease liabilities	2,190	1,296
Other long-term liabilities	5,333	7,354
Total liabilities	23,810	25,178
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 47,096,063 and 46,730,198 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	47	47
Additional paid-in capital	1,574,926	1,561,142
Accumulated other comprehensive income	(112)	1,894
Accumulated deficit	(1,229,445)	(1,143,607)
Total stockholders’ equity	345,416	419,476
Total liabilities and stockholders’ equity	$369,226	$444,654

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Product development and licensing agreements	$—	$—	$30	$29
Contracts and grants	407	153	714	4,288
Total revenues	407	153	744	4,317

Operating expenses:
Research and development	21,572	13,557	59,359	38,633
General and administrative	6,531	5,821	20,596	14,247
Intangible asset impairment	—	3,500	—	3,500
Gain on fair value remeasurement of contingent consideration	—	(1,901)	(6,862)	(1,160)
Litigation settlement related loss	—	—	15,000	—
Total operating expenses	28,103	20,977	88,093	55,220

Operating loss	(27,696)	(20,824)	(87,349)	(50,903)
Investment and other income, net	912	145	1,511	313
Net loss before income tax benefit	(26,784)	(20,679)	(85,838)	(50,590)
Income tax benefit	—	227	—	227
Net loss	$(26,784)	$(20,452)	$(85,838)	$(50,363)

Basic and diluted net loss per common share	$(0.57)	$(0.45)	$(1.83)	$(1.21)

Shares used in calculating basic and diluted net loss per share	46,916	45,453	46,806	41,582

Comprehensive loss:
Net loss	$(26,784)	$(20,452)	$(85,838)	$(50,363)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	305	(44)	(2,006)	(41)
Comprehensive loss	$(26,479)	$(20,496)	$(87,844)	$(50,404)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(85,838)	$(50,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,223	2,291
Amortization and premium of marketable securities, net	1,366	(3,407)
Loss (gain) on sale or disposal of assets	1	(23)
Intangible asset impairment	—	3,500
Gain on fair value remeasurement of contingent consideration	(6,862)	(1,160)
Non-cash income tax benefit	—	(227)
Stock-based compensation expense	11,103	5,813
Changes in operating assets and liabilities:
Accounts and other receivables	(17)	1,549
Prepaid and other current assets	(7,928)	(2,261)
Accounts payable and accrued expenses	720	1,757
Other liabilities	3,262	(3,855)
Net cash used in operating activities	(81,970)	(46,386)
Cash flows from investing activities:
Sales and maturities of marketable securities	192,866	129,000
Purchases of marketable securities	(132,613)	(325,342)
Acquisition of property and equipment	(1,593)	(895)
Proceeds from sale or disposal of assets	69	25
Net cash provided by (used in) investing activities	58,729	(197,212)
Cash flows from financing activities:
Net proceeds from stock issuances	—	269,893
Proceeds from issuance of stock from employee benefit plans	2,681	2,053
Net cash provided by financing activities	2,681	271,946

Net (decrease) increase in cash and cash equivalents	(20,560)	28,348
Cash and cash equivalents at beginning of period	39,143	43,836
Cash and cash equivalents at end of period	$18,583	$72,184

Non-cash investing activities
Accrued construction in progress	$38	$46

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

At September 30, 2022, the Company had cash, cash equivalents and marketable securities of $323.5 million. The Company has had recurring losses and incurred a loss of $85.8 million for the nine months ended September 30, 2022. Net cash used in operations for the nine months ended September 30, 2022 was $82.0 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

COVID-19 continues to have an impact in the US and around the world. To date, we have managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product. Any prolonged negative impacts to our business could materially impact our operating results and could lead to impairments of our intangible in-process research and development (“IPR&D”) assets with a carrying value of $27.2 million at September 30, 2022.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	September 30, 2022	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$10,729	—	$10,729	—
Marketable securities	304,888	—	304,888	—
	$315,617	—	$315,617	—
Liabilities:
Kolltan acquisition contingent consideration	$—	—	—	$—
	$—	—	—	$—

	As of
	December 31, 2021	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$26,220	—	$26,220	—
Marketable securities	369,107	—	369,107	—
	$395,327	—	$395,327	—
Liabilities:
Kolltan acquisition contingent consideration	$6,862	—	—	$6,862
	$6,862	—	—	$6,862

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2022 (in thousands):

Other Liabilities:
Contingent
Consideration
Balance at December 31, 2021	$6,862
Fair value adjustments included in operating expenses	(6,862)
Balance at September 30, 2022	$—

The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, was primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

During the three and nine months ended September 30, 2022, the Company recorded a $0.0 million and $6.9 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to the Company’s decision to deprioritize the CDX-1140 program. During the three and nine months ended September 30, 2021, the Company recorded a $1.9 million and $1.2 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to updated assumptions for the TAM program, changes in discount rates and the passage of time. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the nine months ended September 30, 2022.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2022
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$132,422	$—	$(1,042)	$131,380
Maturing after one year through three years	3,912	—	(71)	3,841
Total U.S. government and municipal obligations	$136,334	$—	$(1,113)	$135,221
Corporate debt securities
Maturing in one year or less	$168,698	$—	$(1,548)	$167,150
Maturing after one year through three years	2,564	—	(47)	2,517
Total corporate debt securities	$171,262	$—	$(1,595)	$169,667
Total marketable securities	$307,596	$—	$(2,708)	$304,888

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of September 30, 2022 and December 31, 2021. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. Marketable securities include $0.7 million and $1.3 million in accrued interest at September 30, 2022 and December 31, 2021, respectively.

(5)  Intangible Assets

At September 30, 2022 and December 31, 2021, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired IPR&D related to the development of the anti-KIT program, including barzolvolimab (also referred to as CDX-0159), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 2 development. As of September 30, 2022, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,613	$1,613
Deferred Income From Sale of Tax Benefits	4,650	—
Contingent milestones (Note 3 and Note 13)	—	6,862
Deferred revenue (Note 10)	222	433
Total	6,485	8,908
Less current portion	(1,152)	(1,554)
Long-term portion	$5,333	$7,354

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At September 30, 2022, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

The changes in Stockholders’ Equity during the three and nine months ended September 30, 2022 and 2021 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Consolidated balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	24,150	—	304	—	—	304
Stock-based compensation	—	—	3,153	—	—	3,153
Unrealized loss on marketable securities	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(23,050)	(23,050)
Consolidated balance at March 31, 2022	46,754,348	$47	$1,564,599	$112	$(1,166,657)	$398,101
Shares issued under stock option and employee stock purchase plans	10,355	—	71	—	—	71
Stock-based compensation	—	—	3,454	—	—	3,454
Unrealized loss on marketable securities	—	—	—	(529)	—	(529)
Net loss	—	—	—	—	(36,004)	(36,004)
Consolidated balance at June 30, 2022	46,764,703	$47	$1,568,124	$(417)	$(1,202,661)	$365,093
Shares issued under stock option and employee stock purchase plans	331,360	—	2,306	—	—	2,306
Stock-based compensation	—	—	4,496	—	—	4,496
Unrealized gain on marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(26,784)	(26,784)
Consolidated balance at September 30, 2022	47,096,063	$47	$1,574,926	$(112)	$(1,229,445)	$345,416

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	10,867	—	74	—	—	74
Stock-based compensation	—	—	1,275	—	—	1,275
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,538)	(16,538)
Consolidated balance at March 31, 2021	39,614,638	$40	$1,281,173	$2,587	$(1,089,634)	$194,166
Shares issued under stock option and employee stock purchase plans	2,058	—	(25)	—	—	(25)
Stock-based compensation	—	—	1,509	—	—	1,509
Unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(13,373)	(13,373)
Consolidated balance at June 30, 2021	39,616,696	$40	$1,282,657	$2,592	$(1,103,007)	$182,282
Shares issued under stock option and employee stock purchase plans	201,406	—	2,004	—	—	2,004
Shares issued in underwritten offering, net	6,845,238	7	269,886	—	—	269,893
Stock-based compensation	—	—	3,029	—	—	3,029
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(20,452)	(20,452)
Consolidated balance at September 30, 2021	46,663,340	$47	$1,557,576	$2,548	$(1,123,459)	$436,712

(8)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2021	4,077,667	$30.02	8.0
Granted	1,584,900	$22.89
Exercised	(353,622)	$6.71
Canceled	(118,974)	$50.12
Options outstanding at September 30, 2022	5,189,971	$28.97	8.07
Options vested and expected to vest at September 30, 2022	5,031,072	$29.21	8.05
Options exercisable at September 30, 2022	1,985,506	$41.56	6.74
Shares available for grant under the 2021 Plan	1,838,291

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2022 was $25.38 and $17.36, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at September 30, 2022 was $45.6 million. The aggregate intrinsic value of stock options exercisable at September 30, 2022 was $23.6 million. As of September 30, 2022, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $46.7 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.8 years.

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Research and development	$2,342	$1,504	$5,754	$2,927
General and administrative	2,154	1,525	5,349	2,886
Total stock-based compensation expense	$4,496	$3,029	$11,103	$5,813

The fair values of employee, consultant and non-employee director stock options granted during the three and nine months ended September 30, 2022 and 2021 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expected stock price volatility	91%	98%	90 – 97%	97 – 98%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	2.9 – 3.5%	1.1 – 1.2%	1.7 – 3.6%	0.8 – 1.3%
Expected dividend yield	None	None	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2022 are summarized below:

	Unrealized
	Loss on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2021	$(702)	$2,596	$1,894
Other comprehensive loss	(2,006)	—	(2,006)
Balance at September 30, 2022	$(2,708)	$2,596	$(112)

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2022.

(10)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University and Gilead Sciences pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.0 million and $0.2 million in revenue under these agreements during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $4.0 million during the three and nine months ended September 30, 2021, respectively.

Contract Assets and Liabilities

At September 30, 2022 and December 31, 2021, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At September 30, 2022, the Company had $0.2 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2021, the Company had $0.4 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2021 during the three and nine months ended September 30, 2022 was $0.2 million and $0.4 million, respectively.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2022 and December 31, 2021.

The net deferred tax liability of $1.6 million at September 30, 2022 and December 31, 2021 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Nine Months Ended September 30,
	2022	2021
Stock Options	5,189,971	4,129,626
Restricted Stock	—	—
	5,189,971	4,129,626

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

In October 2019, the Company received a letter from SRS, the hired representative of the former stockholders of Kolltan, notifying the Company that it objected to the Company’s characterization of the development, regulatory approval and sales-based Kolltan Milestones relating to CDX-0158 as having been abandoned and contending instead that the related milestone payments are due from Celldex to the Kolltan stockholder.

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

Pursuant to the terms of the Term Sheet and the Settlement Agreement, all milestone payments provided for by the Merger Agreement are replaced in their entirety with the following payments, each of which is payable only once:

(i)	The Company paid $15.0 million upon execution of the Settlement Agreement (the “Initial Payment”).

(ii)	The Company shall pay $15.0 million upon the Successful Completion (as defined in the Term Sheet) of a Phase 2 Clinical Trial (as defined in the Merger Agreement) of CDX-0159, subject to the $2.5 million contractual credit as set forth in the Merger Agreement.

(iii)	The Company shall pay $52.5 million upon the first United States Food and Drug Administration or European Medicines Agency, or, in each case, any successor organization, regulatory approval of a Surviving Company Product (as defined the Term Sheet).

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

The Company paid the Initial Payment in cash during the three months ended September 30, 2022. Any future milestone payments related to the CDX-0159 program, which was subject to the Litigation, will be recorded when and if payment becomes probable and reasonably estimable in accordance with the loss contingency model under ASC 450. Milestones related to the remaining Surviving Company Products are measured at fair value (refer to Note 3). When and if any of the remaining payments described above become due, they shall be payable, at the Company’s sole election, in either cash or stock (as set forth in the Merger Agreement) or a combination thereof.

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

We are focusing our efforts and resources on the continued research and development of:

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, is currently being studied across multiple mast cell driven diseases including:
-	Chronic Urticarias: In June and July 2022 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 2 studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data from the ongoing Phase 1b study in CSU were reported in July 2022. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 in patients with cold urticaria and symptomatic dermographism;

-	Prurigo Nodularis (PN): In December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN; and

-	Eosinophilic Esophagitis (EoE): We plan to initiate a Phase 2 study in EoE in the first half of 2023.

●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with Celldex’s existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

During the past five years through December 31, 2021, we incurred an aggregate of $301.1 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2022 and 2021. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021

	(In thousands)
Barzolvolimab/Anti-KIT Program	$35,519	$18,264
CDX‑585	8,638	3,233
CDX‑527	1,659	3,008
CDX‑1140 and CDX-301	3,333	4,097
Other Programs	10,210	10,031
Total R&D Expense	$59,359	$38,633

Clinical Development Programs

COVID-19 continues to have an impact in the US and around the world. To date, we have managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product.

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

In certain inflammatory diseases, such as chronic spontaneous urticaria (CSU), also known as chronic idiopathic urticaria (CIU), and chronic inducible urticaria (CIndU), mast cell degranulation plays a central role in the onset and progression of the disease. In June 2020, we completed a randomized, double-blind, placebo-controlled, single ascending dose escalation Phase 1a study of barzolvolimab in healthy subjects (n=32; 8 subjects per cohort, 6 barzolvolimab; 2 placebo). Subjects received a single intravenous infusion of barzolvolimab at 0.3, 1.0, 3.0, or 9.0 mg/kg or placebo. The objectives of the study included safety and tolerability, pharmacokinetics (PK) and pharmacodynamics (tryptase and stem cell factor) and immunogenicity. Tryptase is an enzyme synthesized and secreted almost exclusively by mast cells and decreases in plasma tryptase levels are believed to reflect a systemic reduction in mast cell burden in both healthy volunteers and in disease. Data from the study were featured in a late breaking presentation at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress 2020 in June. Barzolvolimab demonstrated a favorable safety profile as well as profound and durable reductions of plasma tryptase, consistent with systemic mast cell suppression.

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

●	Mean reduction from baseline in urticaria activity (Urticaria Activity Score over 7 days or UAS7) of 66.6% in all patients in the 1.5 mg/kg dose group (n=8) at week 12 and 75.1% in all patients in the 3.0 mg/kg dose group (n=9) at week 8 (reflects only one dose), demonstrating clinically meaningful symptom improvements for patients.

●	Complete response (UAS7=0) of 57.1% in the 1.5 mg/kg dose group at week 12 and 44.4% at week 8 (reflects only one dose) in the 3 mg/kg dose group which is a key therapeutic goal.

●	75% well-controlled disease by Urticaria Control Test (UCT) in the 1.5 mg/kg dose group at week 12 and 83.3% in the 3 mg/kg dose group at week 8 (reflects only one dose).

●	Patients with prior omalizumab therapy had similar symptom improvement as all patients.

●	All three doses of barzolvolimab markedly improved urticaria symptoms and disease control, with rapid improvement in itch and hives. As predicted, the lowest dose of 0.5 mg/kg resulted in suboptimal clinical activity compared to the higher doses.

●	Rapid onset of responses after initial dosing and sustained durability were observed; onset as early as 1 week after the first dose.

●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.

●	Barzolvolimab was well tolerated with a favorable safety profile; effects of multiple dose administration were consistent with observations in single dose studies. Most AEs were mild or moderate in severity and resolved while on study, with none leading to treatment discontinuation. The most common treatment emergent adverse events were urinary tract infections, headache, neutropenia and back pain. UTIs, headache and backpain were all reported as unrelated to treatment. Changes in hematologic parameters were consistent with observations in single dose studies, with no pattern of further decreases with multiple doses; hematologic values generally remained within the normal range.

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

We have expanded clinical development of barzolvolimab into prurigo nodularis (PN). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There is currently only one FDA approved therapy for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled study designed to assess the safety and treatment effects across multiple dosing cohorts of barzolvolimab in up to 30 patients with PN.

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

In February 2022, we also reported interim data after completing the in-life dosing portion of our nine-month chronic toxicology study in non-human primates; a subset of the animals will continue to be followed beyond clearance of the barzolvolimab antibody to study completion. As expected and consistent with other KIT-targeting agents, impact on spermatogenesis was observed which is anticipated to be fully reversible upon clearance of the antibody. There were no other clinically adverse findings reported in the study. We believe these data strongly support our Phase 2 studies in urticaria and in future indications.

In February 2022, we announced that we will be expanding clinical development of barzolvolimab into eosinophilic esophagitis (EoE), the most common type of eosinophilic gastrointestinal disease. EoE is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there is only one FDA approved therapy for EoE, representing an area of significant unmet need. Industry sources estimate there are approximately 160,000 patients in the United States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and barzolvolimab’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study.

We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

Bispecific Platform

Our next generation bispecific antibody platform is supporting the expansion of our pipeline with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

CDX-585

CDX-585 combines our proprietary highly active PD-1 blockade and anti-ILT4 blockade to block immunosuppressive signals in T cells and myeloid cells. ILT4 is emerging as an important immune checkpoint on myeloid cells. CDX-585 is currently completing CMC and IND-enabling activities and is expected to enter the clinic in 2023.

CDX-527

CDX-527 uses our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway to help prime and activate anti-tumor T cell responses through CD27 costimulation, while preventing PD-1 inhibitory signals that subvert the immune response. Our prior clinical experience with combining CD27 activation and PD-1 blockade provide the rationale for linking these two pathways into one molecule and preclinical data demonstrated that CDX-527 is more potent at T cell activation and anti-tumor immunity than the combination of parental monoclonal antibodies.

In August 2020, we announced the initiation of a Phase 1 dose-escalation study. The study was designed to include up to 40 patients with advanced or metastatic solid tumors that had progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. The study included a dose-escalation phase to determine a maximum tolerated dose, or MTD, and to recommend a dose level for further study in a subsequent expansion phase. The expansion was designed to further evaluate the tolerability, and biologic and anti-tumor effects of selected dose level(s) of CDX-527 in specific tumor types. Enrollment to the dose escalation portion (n=18) of the study was completed with no dose-limiting toxicities or treatment related serious adverse events observed and CDX-527 demonstrated promising pharmacodynamic and pharmacokinetic activity, which are important key hurdles for the development of bispecific antibodies. An expansion cohort in ovarian cancer was initiated.

In November 2022, we provided an update on the study. The standard of care in ovarian cancer continues to evolve, making drug development in this indication more challenging. With multiple clinical trials actively recruiting in ovarian cancer, enrollment to the expansion cohort in patients with checkpoint naïve ovarian cancer (n=8) did not meet our internal timelines and a review of the results to date also did not meet internal hurdles for proceeding. Given the evolving environment and our pipeline and resource priorities, we have decided that the study will be closed and the program discontinued.

Other programs:

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

A Phase 1 study was conducted in patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. An MTD, of 1.5 mg/kg was established and clinical activity was observed both as a monotherapy and in combination with pembrolizumab. Despite evidence of clinical benefit, questions remain to be answered about CDX-1140, and the broader CD40 agonist class, regarding the best clinical settings, regimens, and possible combinations before advancing into additional Celldex-sponsored studies. Given our pipeline priorities and resource requirements, we are not progressing further Company-sponsored studies at this time and are exploring these questions in third-party sponsored studies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

	Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2022	2021	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$—	$—	$—	n/a
Contracts and grants	407	153	254	166%
Total revenues	$407	$153	$254	166%
Operating expenses:
Research and development	21,572	13,557	8,015	59%
General and administrative	6,531	5,821	710	12%
Intangible asset impairment	—	3,500	(3,500)	(100)%
Gain on fair value remeasurement of contingent consideration	—	(1,901)	(1,901)	(100)%
Total operating expenses	28,103	20,977	7,126	34%
Operating loss	(27,696)	(20,824)	6,872	33%
Investment and other income, net	912	145	767	529%
Net loss before income tax benefit	(26,784)	(20,679)	6,105	30%
Income tax benefit	—	227	(227)	(100)%
Net loss	$(26,784)	$(20,452)	$6,332	31%

Net Loss

The $6.3 million increase in net loss for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to an increase in research and development expense, partially offset by a decrease in non-cash intangible asset impairment expense.

Revenue

Revenue from product development and licensing agreements for the three months ended September 30, 2022 was consistent with the three months ended September 30, 2021. The $0.3 million increase in contracts and grants revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to an increase in revenue from the Company’s SBIR grant. We expect revenue to increase over the next twelve months as a result of an increase in services expected to be performed under our contract manufacturing and research and development agreement with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2022	2021	$	%

	(In thousands)
Personnel	$8,610	$7,155	$1,455	20%
Laboratory supplies	1,075	1,255	(180)	(14)%
Facility	1,088	1,148	(60)	(5)%
Product development	9,271	3,101	6,170	199%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.5 million increase in personnel expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.2 million decrease in laboratory supply expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended September 30, 2022 was relatively consistent with the three months ended September 30, 2021. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $6.2 million increase in product development expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of further increases in barzolvolimab clinical trial, contract manufacturing and contract research expenses.

General and Administrative Expense

The $0.7 million increase in general and administrative expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to higher stock-based compensation and barzolvolimab commercial planning expenses, partially offset by a decrease in legal expenses. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investment and Other Income, Net

The $0.8 million increase in investment and other income, net for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to higher interest rates on fixed income investments. We expect investment and other income to increase over the next twelve months primarily due to higher interest rates and higher other income related to our sale of New Jersey tax benefits.

Income Tax Benefit

A $0.2 million non-cash income tax benefit was recorded related to the impairment of the TAM program IPR&D asset in the third quarter of 2021.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2022	2021	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$30	$29	$1	3%
Contracts and grants	714	4,288	(3,574)	(83)%
Total revenues	$744	$4,317	$(3,573)	(83)%
Operating expenses:
Research and development	59,359	38,633	20,726	54%
General and administrative	20,596	14,247	6,349	45%
Intangible asset impairment	—	3,500	(3,500)	(100)%
Gain on fair value remeasurement of contingent consideration	(6,862)	(1,160)	5,702	492%
Litigation settlement related loss	15,000	—	15,000	n/a
Total operating expenses	88,093	55,220	32,873	60%
Operating loss	(87,349)	(50,903)	36,446	72%
Investment and other income, net	1,511	313	1,198	383%
Net loss before income tax benefit	(85,838)	(50,590)	35,248	70%
Income tax benefit	—	227	(227)	(100)%
Net loss	$(85,838)	$(50,363)	$35,475	70%

Net Loss

The $35.5 million increase in net loss for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to the $15.0 million litigation settlement related loss recorded in the second quarter of 2022 and increases in research and development and general and administrative expenses, partially offset by an increase in the gain on fair value remeasurement of contingent consideration.

Revenue

Revenue from product development and licensing agreements for the nine months ended September 30, 2022, was relatively consistent with the nine months ended September 30, 2021. The $3.6 million decrease in contracts and grants revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily related to a decrease in services performed under our manufacturing and research and development agreements with Rockefeller University and Gilead Sciences.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2022	2021	$	%

	(In thousands)
Personnel	$24,116	$19,037	$5,079	27%
Laboratory supplies	4,821	4,370	451	10%
Facility	3,566	3,601	(35)	(1)%
Product development	22,374	8,835	13,539	153%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $5.1 million increase in personnel expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.5 million increase in laboratory supply expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the nine months ended September 30, 2022 was relatively consistent with the nine months ended September 30, 2021.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $13.5 million increase in product development expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $6.3 million increase in general and administrative expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher stock-based compensation, legal and barzolvolimab commercial planning expenses.

Intangible Asset Impairment

During the third quarter of 2021, we evaluated the TAM program IPR&D asset for potential impairment as a result of a lack of interest in the program from third parties. We concluded that the TAM program IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the third quarter of 2021.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

The $6.9 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2022 was primarily due to our decision to deprioritize the CDX-1140 program. The $1.2 million gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2021 was primarily due to updated assumptions for the TAM program, changes in discount rates and the passage of time.

Litigation Settlement Related Loss

We recorded a loss of $15.0 million in the second quarter of 2022 related to the Initial Payment due under the binding settlement term sheet (the “Term Sheet”) entered with SRS.

Investment and Other Income, Net

The $1.2 million increase in investment and other income, net for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher interest rates on fixed income investments.

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

At September 30, 2022, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $323.5 million. We have had recurring losses and incurred a loss of $85.8 million for the nine months ended September 30, 2022. Net cash used in operations for the nine months ended September 30, 2022 was $82.0 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2022 are sufficient to meet estimated working capital requirements and fund planned operations through 2025. This could be impacted if we elect to pay the future milestones under the Settlement Agreement with SRS, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $82.0 million for the nine months ended September 30, 2022 as compared to $46.4 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities was primarily due to an increase in research and development and general and administrative expenses and the $15.0 million Initial Payment made to SRS under the Settlement Agreement. We expect that cash used in operating activities (not including the $15.0 million Initial Payment made to SRS) will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $58.7 million for the nine months ended September 30, 2022 as compared to net cash used in investing activities of $197.2 million for the nine months ended September 30, 2021. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $60.3 million for the nine months ended September 30, 2022 as compared to net purchases of $196.3 million for the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2022 as compared to $271.9 million for the nine months ended September 30, 2021. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances. During the third quarter of 2021, we issued 6,845,238 shares of common stock in an underwritten public offering resulting in net proceeds of $269.9 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at September 30, 2022 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2022, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

On November 3, 2022, our Board of Directors, upon the recommendation of the Board’s Nominating and Corporate Governance Committee, voted to amend and restate our Amended and Restated By-Laws, as amended (the “Old Bylaws”) and approve the Second Amended and Restated By-Laws of Celldex Therapeutics, Inc. (the “New Bylaws), effective immediately. The New Bylaws include the following amendments:

●	Generally provide that for all matters (other than the election of directors, which is governed by a standard contained in a separate section of the New Bylaws and is unchanged from the standard in the Old Bylaws, and those where a different vote is required by applicable law, the Company’s Certificate of Incorporation, the New Bylaws or the rules of any stock exchange upon which the Company’s securities are listed) shall be determined by a majority of the votes cast on such matter. Prior to effectiveness of the New Bylaws, all matters other than the election of directors, and except as otherwise required by law, were authorized by the affirmative vote of the majority of the voting power of the shares present at the meeting and entitled to vote on the subject matter;

●	Amend the existing advance notice bylaw provisions by adopting certain technical and administrative clarifications and by supplementing additional stockholder proponent requirements, which, among other changes, now require: (i) disclosure of derivative ownership by the stockholder and the underlying beneficial owners, (ii) stockholders (including, if the stockholder is an entity, the control persons of that entity) to include a representation as to whether the stockholder intends to solicit proxies from other stockholders, (iii) disclosure of any significant equity interest held by the stockholder in any principal competitor of the Company, (iv) attendance by either the stockholder or a qualified representative to appear at the meeting, and (v) when a stockholder has submitted a nominee to stand for election to the Board of Directors, (a) a representation that the director nominee currently intends to serve for a full term if elected, (b) submission of a completed questionnaire by the director nominee (which form shall be provided by the Company), (c) a representation from the director nominee that they are not and will not become a party to any agreement, arrangement or understanding as to how he or she will vote if elected or relating to compensation for service as a director or nominee (in each case, that has not been disclosed to the Company) or that would limit or interfere with such person’s ability to comply with his or her fiduciary duties and (d) a representation from the director nominee that he or she agrees to comply with all of the Company’s policies and guidelines applicable to directors of the Company;

●	In cases where the “universal proxy” rules apply, the New Bylaws include a provision that disqualifies a director nominee if the stockholder proponent fails to comply with such rules;

●	For stockholder proposals submitted in compliance with Rule 14a-8 of the Exchange Act of 1934, as amended, the New Bylaws require attendance at the meeting by either the stockholder proponent or a qualified representative;

●	Provide that the Board of Directors, the President, the Chair of the Board or the chair of the meeting may adjourn any meeting of stockholders for any reason, whether or not a quorum is present;

●	Empowers the chair of the meeting to set the rules of procedure for the meeting and make administrative decisions thereat, including, among others, requirements related to attendance and procedures related to questions and answers at the meeting;

●	Designates, unless otherwise selected or consented to by the Company, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) as the sole and exclusive forum for any complaint asserting any internal corporate claims. Such claims include claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the Delaware General Corporation Law (the “DGCL”) confers jurisdiction upon the Court of Chancery;

●	Designates, unless otherwise selected or consented to by the Company, the federal district courts of the United States of America as the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended;

●	Amend the Company’s indemnification bylaw to clarify that (i) indemnification will not be provided to employees and agents of the Company, other than directors and officers as described in the New By-Laws and (ii) the Company will not be required to provide indemnification for any individual in connection with any action initiated by such individual unless such initiation was approved by the Board of Directors or the initiation was in connection with successfully establishing the individual’s right to indemnification or advancement of expenses;

●	Add provisions that, for the duration of an emergency as contemplated by Section 110 of the DGCL, grant flexibility for the Company and the Board of Directors to act during times where normal Board procedures would be impractical, as expressly authorized by the DGCL;

●	Adds a bylaw specifying that, unless otherwise directed by the Board of Directors, the President or any officer of the Company authorized by the President, has the power to vote and act on behalf of the Company with respect to any other entity in which the Company may hold securities;

●	Includes a provision which provides, among other things, greater flexibility with respect to the authority of committees of the Board in accordance with the DGCL; and

●	Make certain administrative, modernizing, clarifying and confirming changes.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated By-Laws of Celldex Therapeutics, Inc., filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.  Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
**3.1	Second Amended and Restated By-Laws of Celldex Therapeutics, Inc., dated November 3, 2022
**10.1	Amended and Restated License Agreement by and between the Company and Yale University dated as of July 26, 2022*
**10.2	Tenth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of August 1, 2022
**31.1	Certification of President and Chief Executive Officer
**31.2	Certification of Senior Vice President and Chief Financial Officer
***32.1	Section 1350 Certifications
**101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
**101.SCH	Inline XBRL Taxonomy Extension Schema Document.
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).
*	Certain confidential portions of this exhibit were redacted. Celldex Therapeutics, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material, (ii) would be competitively harmful if publicly disclosed and (iii) contain information that Celldex Therapeutics, Inc, customarily and actually treats as private or confidential.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 9, 2022	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 9, 2022	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)