Form 10-K
period 2022-12-31
Celldex Therapeutics, Inc.
filed 2023-02-28
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-15006

CELLDEX THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3191702
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 was $1.3 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at February 13, 2023 was 47,207,189 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Boston, Massachusetts

CELLDEX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in an early development stage;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”) and our related settlement agreement with Kolltan;
●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical

ii

trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: In June and July 2022 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 2 studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data from the ongoing Phase 1b study in CSU were reported in February 2023. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 and in December 2022 in patients with cold urticaria and symptomatic dermographism;
-	Prurigo Nodularis (PN): In December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN; enrollment was closed in February 2023 and we plan to present data from the study in the second half of 2023;
-	Eosinophilic Esophagitis (EoE): We plan to initiate a Phase 2 study in EoE in the first half of 2023.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with Celldex’s existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

In certain inflammatory diseases, such as chronic spontaneous urticaria (CSU), also known as chronic idiopathic urticaria (CIU), and chronic inducible urticaria (CIndU), mast cell degranulation plays a central role in the onset and progression of the disease. In June 2020, we completed a randomized, double-blind, placebo-controlled, single ascending dose escalation Phase 1a study of barzolvolimab in healthy subjects (n = 32; 8 subjects per cohort, 6 barzolvolimab; 2 placebo). Subjects received a single intravenous infusion of barzolvolimab at 0.3, 1.0, 3.0, or 9.0 mg/kg or placebo. The objectives of the study included safety and tolerability, pharmacokinetics (PK) and pharmacodynamics (tryptase and stem cell factor) and immunogenicity. Tryptase is an enzyme synthesized and secreted almost exclusively by mast cells and decreases in plasma tryptase levels are believed to reflect a systemic reduction in mast cell burden in both healthy volunteers and in disease. Data from the study were featured in a late breaking presentation at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress 2020 in June. Barzolvolimab demonstrated a favorable safety profile as well as profound and durable reductions of plasma tryptase, consistent with systemic mast cell suppression.

These data supported expansion of the barzolvolimab program into mast cell driven diseases, including initially in CSU and CIndU, diseases where mast cell degranulation plays a central role in the onset and progression of the disease. Phase 1 studies in CSU and CIndU are completing and Phase 2 studies are ongoing. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions and to this end, are conducting an ongoing Phase 1 study in prurigo nodularis and plan to initiate a Phase 2 study in eosinophilic esophagitis in the first half of 2023. Phase 1 studies of barzolvolimab have been conducted with an intravenous formulation; a subcutaneous formulation has been successfully developed and is being used in Phase 2 studies.

Chronic Spontaneous Urticaria (CSU)

CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. CSU is one of the most frequent dermatologic diseases with a prevalence of 0.5-1.0% of the total population or up to approximately 1 to 3 million patients in the United States (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). Approximately 50% of patients with CSU achieve symptomatic control with antihistamines. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine refractory patients. Consequently, there is a need for additional therapies.

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

In February 2023, we reported positive interim data from the CSU study. As of the data cut-off date on November 29, 2022, enrollment was complete with 45 patients with moderate to severe CSU refractory to antihistamines enrolled and treated [35 barzolvolimab (n=9 in 0.5 mg/kg; n=8 in 1.5 mg/kg; n=9 in 3.0 mg/kg; n=9 in 4.5 mg/kg) and 10 placebo]. The 0.5 mg/kg, 1.5 mg/kg and 3.0 mg/kg cohorts had completed study participation through 24 weeks; 6 of 9 patients in the 4.5 mg/kg cohort had completed through the week 20 visit. Complete data were included for all patients in dose levels through 3.0 mg/kg through 24 weeks. All available data for the 4.5 mg/kg and placebo dose levels were presented for adverse events. Activity data for the 4.5 mg/kg dose level were reported through week 20. Activity data for the 0.5 mg/kg and placebo group were only included through week 12 because, as expected, most patients from these groups had significant symptoms ahead of week 24 and discontinued follow up. Two patients did not receive all doses of study treatment [4.5 mg/kg (1), placebo (1)].

●	Barzolvolimab resulted in rapid, marked and durable responses in patients with moderate to severe CSU refractory to antihistamines, including patients with prior omalizumab treatment.
●	The 1.5 mg/kg, 3.0 mg/kg and 4.5 mg/kg dose groups showed similar markedly improved urticaria symptoms and disease control with sustained durability up to 24 weeks.

●	Mean reduction from baseline in urticaria activity (UAS7) at week 12 of 67% in the 1.5 mg/kg dose group (n=8), 67% in the 3.0 mg/kg dose group (n=9) and 82% in the 4.5 mg/kg dose group (n=9).
●	Complete response (UAS7=0) at week 12 of 57% in the 1.5 mg/kg dose group, 44% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group.
●	Well-controlled disease (UCT≥ 12) at week 12 of 75% in the 1.5 mg/kg dose group, 63% in the 3.0 mg/kg dose group and 89% in the 4.5 mg/kg dose group.
●	During post-treatment follow up, 7 of 8 (88%) patients who had been treated with barzolvolimab 1.5 mg/kg or 3.0 mg/kg and had a complete response (UAS7=0) at week 12 maintained their complete response through 24 weeks. Two additional patients treated with these doses who were not a complete response at week 12 had a complete response at week 24. 6 of 6 (100%) patients treated with barzolvolimab 4.5 mg/kg maintained their complete response through their last assessment with additional follow up ongoing.
●	Patients with prior omalizumab therapy had similar symptom improvement as all patients.
●	Rapid onset of responses after initial dosing and sustained durability were observed; onset as early as 1 week after the first dose and prolonged symptom control in some patients for up to 24 weeks.
●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.
●	Barzolvolimab was well tolerated with a favorable safety profile; effects of multiple dose administration were consistent with observations in single dose studies. Most AEs were mild or moderate in severity and resolved while on study. The most common treatment emergent adverse events were hair color changes, COVID-19, headache, neutropenia and urinary tract infections (UTIs). UTIs and COVID-19 were reported as unrelated to treatment. There was one serious adverse event of salmonella gastroenteritis which was also not related to study therapy. Changes in hematologic parameters were consistent with observations in single dose studies, with no pattern of further decreases with multiple doses; hematologic values generally remained within the normal range and returned to baseline levels during the follow up period. Five patients had decreases in neutrophil counts reported as AEs; four of which were previously reported in the EAACI 2022 data presentation. The pattern observed in the neutrophil changes for these patients was similar to the pattern seen in patients across the barzolvolimab program to date—generally transient, asymptomatic, and mild and typically occurring in patients with screening and baseline neutrophil counts at the lower end of the normal range on study initiation.

In June 2022, we announced that the first patient has been dosed in a Phase 2 study in patients with CSU who remain symptomatic despite antihistamine therapy. The study is being conducted at approximately 75 sites across 9 countries. The study is a randomized, double-blind, placebo-controlled, parallel group Phase 2 study evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab to determine the optimal dosing strategy. Approximately 168 patients will be randomly assigned on a 1:1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 75 mg every 4 weeks, 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients will then enter a 36-week active treatment phase, in which patients not already randomized to barzolvolimab at 150 mg every 4 weeks or 300 mg every 8 weeks will be randomized 1:1 to receive one of these two dose regimens; patients already randomized to these treatment arms will remain on the same regimen as during the placebo-controlled treatment phase. Following the treatment period, patients will enter a 24-week follow up phase. The primary endpoint of the study is mean change in baseline to week 12 in UAS7 (Urticaria Activity Score over 7 days). Secondary endpoints include safety and other assessments of clinical activity including ISS7 (Itch Severity Score over 7 days), HSS7 (Hive Severity Score over 7 days) and AAS7 (Angioedema Activity Score over 7 days). Based on current enrollment projections, we anticipate that enrollment to this study will be completed by the end of the third quarter of 2023 and we plan to report topline data either late this year or in the first quarter of 2024.

Chronic Inducible Urticaria (CIndU)

CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. The prevalence of CIndU is estimated at 0.5% of the total population and is reported to overlap in up to 36% of CSU patients

(Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). There are currently no approved therapies for chronic inducible urticarias other than antihistamines and patients attempt to manage symptoms associated with their disease through avoidance of triggers. We are exploring cold-induced, dermographism (scratch-induced) and cholinergic (exercise-induced) urticarias.

In December 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b study in CIndU being conducted in Germany in patients who are refractory to antihistamines. This study is an open label clinical trial designed to evaluate the safety of a single dose (3 mg/kg) of barzolvolimab in patients with cold urticaria (ColdU) or symptomatic dermographism (SD). In March and June 2021, respectively, we added a third cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria and a fourth cohort at a lower dose (single dose, 1.5 mg/kg) in ColdU. Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. Barzolvolimab is administered intravenously on Day 1 as add on treatment to H1-antihistamines.

In November 2022, data from the ColdU and SD cohorts treated with a single intravenous infusion of barzolvolimab at 3 mg/kg were published in Allergy (Terhorst-Molawi et al Allergy. 2022 Nov 16. doi: 10.1111/all.15585). Safety results were reported for 21 patients; activity results were reported for the 20 patients who received a full dose of barzolvolimab. Patients had high disease activity. At baseline, patients’ mean scores (range) for Dermatology Life Quality Index (DLQI) [10.8 (2–21)] and Urticaria Control Test (UCT) [6.0 (0–13)] indicated marked impairment of quality of life (QoL) and poorly controlled disease, respectively. Three patients (1 with ColdU and 2 with SD) were previously treated with omalizumab and chose to discontinue that treatment because they remained symptomatic. At baseline, provocation thresholds, on average (range), were 18.9°C or 66°F (5–27°C or 41–80.6°F) for patients with ColdU and 3.5 (2–4) pins for patients with SD.

●	Rapid (as early as 1 week) and durable responses were observed in all patients as assessed by provocation testing. A complete response was achieved in 95% (n = 19/20) of patients (n = 10/10 ColdU; n = 9/10 SD). The median duration (range) of complete response through the 12-week observation period was 77+ days (29–86; n = 10) for patients with ColdU and 57+ days (16–70; n = 9) for patients with SD. All three patients who experienced insufficient response to omalizumab treatment had a complete response after treatment with barzolvolimab.
●	Following a single dose of barzolvolimab rapid improvements in urticaria control was observed. A UCT score of ≥12 (well controlled) was achieved by 80% (n = 16/20) of the patients within week 4 post-treatment. By week 8, all patients (100%; n = 20/20) achieved well-controlled urticaria, which was sustained to week 12 post-dose by 80% (n = 16/20) of patients. Complete urticaria control (UCT = 16) was achieved by 35% (n = 7/20), 65% (n = 13/20), and 40% (n = 8/20) at weeks 4, 8, and 12, respectively.
●	At baseline, patients in both treatment groups reported disease impact on their QoL. Disease impact significantly decreased after dosing; a score of 0–1 (minimal/none) was achieved by 80% (n = 16/20) for all patients who completed the DLQI during the study. Additionally, clinically meaningful improvements in QoL were attained and sustained to week 12.
●	A single dose of barzolvolimab led to marked decreases in tryptase and in skin mast cells. The kinetics correlated with improvements in provocation testing and clinical activity, consistent with a central role for mast cells in the pathogenesis of ColdU and SD. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	Barzolvolimab was well tolerated. Most adverse events were mild, and the most common (≥3 patients) were hair color changes (76%; n = 16/21), infusion reactions (43%; n = 9/21), taste changes (38%; n = 8/21), nasopharyngitis (24%; n = 5/21), malaise (24%; n = 5/21), and headache (19%; n = 4/21). Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt or umami) are consistent with inhibiting KIT signaling in other cell types and completely resolved over time during follow-up. Infusion reactions, which manifested as localized hives and itching as well as erythema and feeling hot, resolved spontaneously. One patient with a history of fainting experienced loss of consciousness during infusion. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed in this patient. Overall, mean hematology parameters remained within the normal ranges—an important finding for a KIT inhibitor. Mild, transient, and asymptomatic decreases in hemoglobin and white blood cell parameters occurred for some patients.

In December 2022, we presented long term follow up data from the 3.0 mg/kg cohorts in cold urticaria and symptomatic dermographism at the GA²LEN Global Urticaria Forum (GUF) 2022. 14 patients consented to the optional long term follow up evaluation (6 cold, 8 symptomatic dermographism); 10 of the 14 still had complete control of their disease as assessed by provocation testing at week 12. Data were collected at one or more timepoints beyond week 12 through week 36.

●	Most patients had return of symptoms and/or loss of urticaria control between 12 and 36 weeks. Remarkably, two patients remained provocation negative at 36 weeks, and four had well controlled disease (UCT ≥12) 36 weeks post dosing.
●	Serum tryptase exhibits a similar rate of recovery as clinical symptoms, while skin mast cells return at a slower rate. Tissue KIT signaling, as approximated by SCF levels, was rapidly inhibited after dose administration and fully reactivated approximately 18 weeks after dosing.
●	Tryptase levels return to pretreatment levels during follow up, while mast cells continue to recover. Drug related adverse events noted during the study all resolved.

In December 2022, we also presented 12 week treatment results for the 1.5 mg/kg cohort in cold urticaria at the GA²LEN Global Urticaria Forum (GUF) 2022. 10 patients received a single intravenous infusion of barzolvolimab at 1.5 mg/kg. Patients had high disease activity as assessed by provocation threshold testing with a mean baseline critical temperature threshold of 18.4°C or 65°F with a range from 6 to 27°C or 43 to 81°F. All patients had disease refractory to antihistamines and five patients had disease refractory to omalizumab. Safety results were reported for all 10 patients; activity results were reported for the 9 patients who received a full dose of barzolvolimab, including four patients with omalizumab refractory disease.

●	All 9 of 9 (100%) patients evaluable for activity treated at 1.5 mg/kg experienced a complete response as assessed by provocation threshold testing, including 4 patients with disease refractory to omalizumab. Rapid onset of responses after dosing and sustained durability were observed in the 1.5 mg/kg cohort. 6 of 9 patients treated achieved a complete response within a week of dosing. The median duration of response was 51+ days (7+ weeks).
●	Improvements in disease activity as reported by Urticaria Control Test (UCT) were consistent with the complete responses as measured by provocation testing. All patients entered the study with poorly controlled disease (mean UCT score at baseline of 5.9 and a range of 1-11). Following barzolvolimab administration, all patients achieved well controlled disease (UCT>12) with 7 of 9 achieving complete control (UCT = 16).
●	A single 1.5 mg/kg dose of barzolvolimab resulted in rapid, marked and durable suppression of serum tryptase; the kinetics of tryptase depletion mirrored changes in provocation threshold and UCT. Barzolvolimab was generally well tolerated and the safety profile at 1.5mg/kg was similar to the profile observed with 3.0 mg/kg.
●	No new treatment emergent AEs of concern were noted. While mild, transient and asymptomatic decreases in hemoglobin and white blood cell (WBC) parameters were noted, consistent with prior studies, the hematology parameters generally remained within the normal range.

To date, 19 of 19 (100%) patients with cold urticaria treated with either a single dose of barzolvolimab at 1.5 or 3.0 mg/kg in this Phase 1b study have experienced a complete response by provocation testing, including 5 patients with omalizumab refractory disease.

In July 2022 we announced that the first patient has been dosed in a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy. The study will be conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. Approximately 180 patients in 2 cohorts (differentiated by CIndU subtype) including 90 patients with cold urticaria and 90 patients with symptomatic dermographism will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients will then enter a follow-up phase for an additional 24 weeks. In addition, the study includes the option for patients who have symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients receive 300 mg every 9 weeks of barzolvolimab. The primary endpoint of the study is the percentage of patients with a negative provocation test at week 12 (using TempTest(R) and FricTest(R)). Secondary endpoints include safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale).

Prurigo Nodularis (PN)

We have expanded clinical development of barzolvolimab into prurigo nodularis (PN). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There is currently only one FDA approved therapy for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study designed to assess the safety and treatment effects across multiple dosing cohorts of barzolvolimab in up to 30 patients with PN. Enrolling an intravenous, early stage study in the dermatology setting has been a challenge and the study has taken longer than expected to complete. In February 2023, we closed enrollment at 24 patients, which we believe will provide sufficient data for analysis to inform future development decisions in PN. Following the completion of the 24 week follow up period post dosing for patients on study, we plan to present data from the study in the second half of 2023. Potential future development in PN will utilize the subcutaneous formulation of barzolvolimab.

Eosinophilic Esophagitis (EoE)

In February 2022, we announced that we will be expanding clinical development of barzolvolimab into eosinophilic esophagitis (EoE), the most common type of eosinophilic gastrointestinal disease. EoE is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there is only one FDA approved therapy for EoE, representing an area of significant unmet need. Industry sources estimate there are approximately 160,000 patients in the United States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and barzolvolimab’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study and plan to initiate a Phase 2 multi-center, randomized, double-blind, placebo-controlled subcutaneous study designed to assess the treatment effects and safety of barzolvolimab in patients with EoE in the first half of 2023.

Additional Barzolvolimab Development Activities

Manufacturing activities to support the introduction of the barzolvolimab subcutaneous formulation into the clinical program have been completed and, in September 2021, we initiated dosing in a randomized, double-blind, placebo-controlled, Phase 1 study designed to evaluate the safety of single ascending doses of the subcutaneous formulation of barzolvolimab in healthy volunteers. In February 2022, we reported that subcutaneous administration of barzolvolimab was well tolerated and that multiple dose levels have been identified that possess promising pharmacokinetic and pharmacodynamic properties. Importantly, subcutaneous delivery of barzolvolimab resulted in dose-dependent, rapid and sustained decreases in serum tryptase compared with placebo and achieved sufficient exposure to produce tryptase suppression levels comparable with the levels that generated impressive clinical activity observed in the Phase 1 CIndU intravenous study. The Phase 2 multi-dose studies in urticaria are designed to evaluate 75 mg and 150 mg administered every 4 weeks and 300 mg administered every 8 weeks. These doses support a 0.5 to 2 ml injection volume, allowing for a single injection as barzolvolimab advances towards potential commercialization. In 2022, we initiated transfer of our current barzolvolimab manufacturing process to a contract manufacturing organization to support late-stage trials and to prepare for potential commercialization.

In February 2022, we reported interim data after completing the in-life dosing portion of our six-month chronic toxicology study in non-human primates. The only clinically adverse finding at the completion of dosing was a profound impact on spermatogenesis, an expected and well understood effect of KIT inhibition. As a standard part of toxicology studies, some animals from each group continued to be observed through a recovery period to understand the reversibility of any adverse findings. Due to the very high concentrations of barzolvolimab at the end of dosing, the recovery period was approximately one year. As we expected, and consistent with previous findings with KIT blocking antibodies, we were pleased to report in December 2022, that during this recovery period spermatogenesis fully recovered in all male animals as measured by both sperm count and motility. We expect the final histologic analysis and study report in early 2023. We are encouraged with these findings and believe these data strongly support our Phase 2 studies in urticaria and in future indications.

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

CDX-585

CDX-585 combines our proprietary highly active PD-1 blockade and anti-ILT4 blockade to prevent immunosuppressive signals in T cells and myeloid cells, respectively. ILT4 is emerging as an important immune checkpoint on myeloid cells and is thought to contribute to resistance to PD-1 blockade. Interactions of PD-1 and ILT4 with their ligands are known to deliver immune suppressive signals that can attenuate anti-tumor immune responses. The concept behind CDX-585 is to simultaneously inhibit both T cell and myeloid suppressive signals to potentiate the anti-tumor activity of both cell types, and potentially overcome PD-1 resistance. In preclinical studies, CDX-585 was demonstrated to be a potent inhibitor of PD-1 signaling in comparison to the approved PD-1 antibody, nivolumab. In addition, CDX-585 activated and promoted a strong inflammatory phenotype in human macrophage and dendritic cell cultures. Together these activities of CDX-585 enhanced the response in a mixed lymphocyte reaction assay above that observed for either parental mAb or the combination of the PD-1 and ILT4 mAbs. The in vivo efficacy of CDX-585 was also demonstrated in a melanoma humanized mouse model. CDX-585 has successfully completed GMP manufacturing and IND-enabling studies to support clinical development. CDX-585 will initially be developed for the treatment of solid tumors either as monotherapy or in combination with other oncologic treatments and is expected to enter the clinic in 2023 in patients with advanced malignancies.

CDX-527

CDX-527 used our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway to help prime and activate anti-tumor T cell responses through CD27 co-stimulation, while preventing PD-1 inhibitory signals that subvert the immune response. In the summer of 2020, we initiated a Phase 1 dose-escalation study in patients with advanced or metastatic solid tumors that had progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. Enrollment to the dose escalation portion was successfully completed and an expansion cohort in patients with checkpoint naïve ovarian cancer was initiated. In November 2022, we provided an update on the study. With multiple clinical trials actively recruiting in ovarian cancer, enrollment to the expansion cohort did not meet our internal timelines and a review of the results did not meet internal hurdles for proceeding and we closed enrollment to the study and discontinued the program.

Other programs:

CDX-1140

CDX-1140 is a fully human agonist monoclonal antibody targeted to CD40, a key activator of immune response, which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. A Phase 1 study was conducted in patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. An MTD of 1.5 mg/kg was established and clinical activity was observed both as a monotherapy and in combination with pembrolizumab. Despite evidence of clinical benefit, questions remain to be answered about CDX-1140, and the broader CD40 agonist class, regarding the best clinical settings, regimens, and possible combinations before advancing into additional Celldex-sponsored studies. Given our pipeline priorities and resource requirements, in August of 2022, we announced that we are not progressing further Company-sponsored studies at this time and are exploring these questions in third-party sponsored studies.

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

Yale University (Yale)

Under a license agreement with Yale, we may be required to make a one-time payment to Yale of $3.0 million with respect to barzolvolimab upon achievement of a specified commercial milestone. In addition, we may be required to pay a low single-digit royalty on annual worldwide net sales of barzolvolimab. Unless earlier terminated by us or Yale, the Yale license agreement is due to expire no later than May 2038 but may expire earlier on a country-by-country basis under specified circumstances.

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

The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN and EoE include: Allakos (lirentelimab for EoE), AstraZeneca (Fasenra for CSU), Galderma/Chugai (nemolizumab for PN), Genentech (fenebrutinib for CSU), Leo Pharma (Adbry for AD), Novartis (ligelizumab for CSU, CIndU and food allergy; remibrutinib for CSU), Regeneron/Sanofi (Dupixent for CSU, CIndU, PN and EoE), and Trevi Therapeutics (nalbuphine for PN).

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

We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute drug candidates to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We have manufactured barzolvolimab and CDX-585 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. All products are then filled at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

Our barzolvolimab drug product is currently administered both intravenously and subcutaneously. In 2022, we manufactured barzolvolimab drug substance at our Fall River facility in subcutaneous form then filled at a CMO to support ongoing and planned clinical trials. The subcutaneous formulation will allow for a potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form could improve the patient experience if the product becomes available commercially. In 2022, we initiated a transfer of our current barzolvolimab manufacturing process to a CMO to allow us to produce larger batches in support of late-stage trials and to prepare for potential commercialization. We believe that barzolvolimab can be scaled up to permit manufacturing in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

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

The key patents and patent applications owned by us or licensed to us that we consider important to our current clinical programs include the following (except where stated otherwise, the indicated and estimated patent expiry dates are the estimated normal expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Adjustments (PTAs), Patent Term Extensions (PTEs), other term extensions or Supplementary Protection Certificates (SPCs), if these may be secured in due course):

●	We own a portfolio of patents and patent applications directed to barzolvolimab and other anti-KIT receptor antibodies. These patents and patent applications include claims directed to particular anti-KIT antibody compositions of matter, including barzolvolimab compositions of matter, and methods of using such antibodies. A composition of matter patent has been issued in the U.S. which would have an estimated patent expiry date in 2034 (this includes additional term due to PTA, but does not include any PTE if this may be secured in due course) and further U.S. patent applications are pending. Patents have also been issued in Europe, Japan, Canada, China, Australia, New Zealand, Israel, India,the Republic of Korea, the Russian Federation, Singapore and certain other countries. Where issued the foregoing would have estimated normal patent expiry dates ranging from 2032 to 2033. Further international patent applications relating to barzolvolimab are also pending.
●	We own a pending international patent application directed to anti-ILT4 antibody sequences used in CDX-585 as compositions of matter. We also have rights in further pending international patent applications relating to the bispecific antibody CDX-585 and anti-PD-1 antibody sequences used in CDX-585 as compositions of matter. If, when and where issued the foregoing would have estimated normal patent expiry dates ranging from 2041 to 2042.

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

Third parties may have or may obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology, including:

●	certain patents and pending patent applications in the United States and foreign countries relating to particular receptors, antigens and antigenic fragments targeted by our current drug candidates; and
●	certain patents and pending patent applications in the United States and foreign countries relating to antibodies targeting certain receptors and other targets including anti-ILT4 antibodies, anti-PD-1 antibodies, anti-SCF antibodies, anti-TSLP antibodies and certain other antibodies and their sequences and uses.

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

Licenses

We have entered into significant license agreements relating to technologies that are being developed by us. Typically, institutions have granted us an exclusive worldwide license (with right to sublicense) to make, use and sell products embodying the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial research purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by the license and/or a specified period from first commercial sale on a territory-by- territory basis. We have generally agreed to use reasonable efforts to develop and commercialize licensed products and to achieve specified milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If we breach our obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license. Generally, we control and are responsible for the cost of defending the patent rights of the technologies that we license.

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

Special Regulatory Procedures

Fast track designation — The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product, concurrent with or after the filing of the IND for the drug candidate. A drug that receives fast track designation is eligible for some or all of the following: (i) more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; (iii) eligibility for accelerated approval and priority review, if relevant criteria are met; and (iv) “Rolling Review,” which means that a drug company can submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the NDA or BLA is completed before the entire application can be reviewed. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

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

The containment of health care costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Given that the Inflation Reduction Act is now in place, potential implications for the biopharma industry are being assessed. In the meantime, third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of reimbursement and/or restrictions in formulary placement may be such that they would significantly limit projected sales volumes. In addition to third-party payors, we will also need to negotiate formulary placement with hospitals, health systems and certain independent delivery networks. Such negotiations may be more protracted than anticipated and may be compromised because of similar considerations, relating to insufficient incremental medical benefit and/or cost-effectiveness.

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

As of December 31, 2022, we had 148 full-time employees, 26 of whom have Ph.D. and/or M.D. degrees. Of these employees, 123 were engaged in or directly support research and development activities. We consider our relationship with our employees to be good.

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

We are committed to the health, safety and well-being of our employees at all times. We follow federal, state and local rules and guidelines to ensure the safety of our workforce and provide resources to assist our employees in managing their overall physical and mental health. As a result of the COVID-19 pandemic, we have implemented additional safety procedures to protect our employees.

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $82.3 million, $53.3 million and $42.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2023 as we continue to advance our drug candidates through clinical development.

Corporate and Available Information

We are incorporated in Delaware. Our website is located at http://www.celldex.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Conduct and Business Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. None of the information posted on our website is incorporated by reference into this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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

Summary of Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

●	Risks related to our need for additional capital to fund our operations.
●	Risks related to the Merger Agreement and related Settlement Agreement with Kolltan.
●	Risks related to U.S. federal income tax reform.

Risks Related to Development and Regulatory Approval of Drug Candidates

●	Risks related to our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.
●	Risks related to the extensive regulatory scrutiny to which we are subject.
●	Risks related to our ability to commence, enroll, manage and complete our clinical trials.
●	Risk of serious adverse or unacceptable side effects identified related to our drug candidates.
●	We may enter collaboration agreements for our lead drug candidates that may not meet our expectations.

Risks Related to Commercialization of Our Drug Candidates

●	Risks related to delays, difficulties or unanticipated costs in establishing sales, marketing and distribution capabilities.
●	Risks related to the acceptance of our drug candidates by physicians, patients and third-party payors.
●	Risks related to reimbursement decisions by third-party payors.
●	Risks, including the terms of FDA approval, that could affect the demand for and sales and profitability of any of our drug candidates.
●	Risks related to the failure to obtain regulatory approvals in foreign jurisdictions and risks related to international operations if we do obtain regulatory approval in foreign jurisdictions.

Risks Related to Reliance on Third Parties

●	Risks related to our reliance on third parties.

Risks Related to Business Operations

●	Risks related to strategic transactions.
●	Risks related to managing our growth.
●	Risks related to our ability to integrate and modify our technologies to create new drugs.
●	Risks related to computer systems that we and third parties use and potential security breaches.
●	Risks related to hazardous materials.
●	Risks related to product liability claims.
●	Risks related to the global economy and supply chain disruptions.

Risks Related to Intellectual Property

●	Risks related to intellectual property.

Regulatory Risks

●	Risks related to the regulatory approval process for our drugs.
●	Risks related to changes in product candidate manufacturing or formulation.
●	Risks related to our compliance with laws and regulations.

Risks Related to Our Capital Stock

●	Risks related to our history of losses and uncertainty of future profitability.
●	Risks relates to the volatility of our common stock.
●	Risks related to our use of our net operating loss carryforwards.

General Risk Factors

●	Risks related to internal controls over financial reporting.
●	Risks that our competitors may develop technologies that make ours obsolete.
●	Risks related to health epidemics and outbreaks.
●	Risks related to the loss of our key executives and scientists.
●	Risks that our employees may engage in misconduct or other improper activities.
●	Risks related to our compliance with the Nasdaq Listing Rules.

Risks Related to Our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $1.3 billion as of December 31, 2022. Until, and unless, we complete clinical trials and other development activity, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

We have incurred operating losses of $115.2 million, $71.2 million and $63.4 million during 2022, 2021 and 2020, respectively, and expect to incur an operating loss in 2023 and beyond. We believe that operating losses will continue in 2023 and beyond because we are planning to incur significant costs associated with the development of our drug candidates. During the years ended December 31, 2022, 2021 and 2020, we incurred $23.8 million, $8.0 million and $4.9 million in clinical trial expense and $4.5 million, $1.7 million and $1.2 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders’ equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $305.0 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

●	licensing of drug candidates with existing or new collaborative partners;
●	possible business combinations;
●	issuance of debt; or
●	issuance of common stock or other securities via private placements or public offerings.

While we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from drug candidates under development. If we are unable to raise the funds necessary to meet our liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business.

Our stockholders may be subject to substantial dilution if we elect to pay future milestone consideration to the former Kolltan stockholders in shares of common stock. If we elect to pay future milestone consideration in cash, we would likely need to raise additional capital.

In connection with the agreement pursuant to which we acquired Kolltan in 2016 (the “Merger Agreement”) as modified by the definitive settlement agreement (the “Settlement Agreement”) we entered on July 15, 2022 related to litigation arising from the Kolltan merger, in the event that certain specified milestones related to the successful completion of a Phase 2 clinical trial of CDX-0159 or regulatory approval by the United States Food and Drug Administration or European Medicines Agency of certain drug candidates are achieved, we will be required to pay to the former stockholders of Kolltan milestone payments, which milestone payments may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to provisions of the Merger Agreement. Pursuant to the Settlement Agreement, as of December 31, 2022 we may be obligated to make milestone payments of up to $65,000,000. If we elect to issue shares of our common stock to make these milestone payments, you will experience further dilution.

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

On March 27, 2020, in response to COVID-19, U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act modified the Tax Cuts and Jobs Act (“TCJA”) by, among other things, eliminating the limitation on the deduction of net operating losses to 80% of current year taxable income for tax years beginning before January 1, 2021, and increasing the amount of interest expense that may be deducted from 30% to 50% of adjusted taxable income for tax years beginning in 2019 or 2020. We continue to examine the impact of this tax reform legislation, as well as any additional regulatory guidance that may be issued, may have on our business. For example, change of administration could result in additional tax legislative activity that could have a material adverse effect on the Company.

Risks Related to Development and Regulatory Approval of Drug Candidates

Our long-term success depends heavily on our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.

Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical failure can occur at any stage of clinical development. Clinical and preclinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. As part of development, we also must show that we can formulate and manufacture our product candidates in compliance with regulatory requirements.

We will need substantial additional financing to complete the development of our drug candidates and comply with the regulatory requirements governing this process. Further, even if we complete the development of our drug candidates and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that such drug candidates will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of any of our drug candidates, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

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

In order to succeed, we will need to obtain regulatory approval for our drug candidates. The FDA has not approved any of our drug candidates for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product’s development and provide information about a drug candidate’s safety and effectiveness before initiating human clinical trials. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and, if the FDA gives its approval, we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a BLA or NDA is filed with the FDA, it may take more than a year to receive FDA approval.

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

If serious adverse or unacceptable side effects are identified during the development of our drug candidates, such events could prevent us from obtaining regulatory approval or achieving market acceptance of our drug candidates, and we may need to abandon or limit our development of some of our drug candidates.

If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, such events could prevent us from obtaining regulatory approval or achieving market acceptance of our drug candidates, and we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many drugs that initially show promise in early-stage testing are later found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer and inflammatory diseases are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with those associated with other marketed therapies. In addition, when used in combination with other marketed therapies, our drug candidates may exacerbate adverse events associated with the marketed therapy.

Our drug candidates, including barzolvolimab, are monoclonal antibodies, which are biologics. Side effects from biologics may include hypersensitivity; severe reactions such as anaphylaxis or cytokine release syndrome; immune-mediated adverse reactions that may occur in any organ system or tissue, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions; as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea.

Most biologics, including some of our drug candidates, are injected, either subcutaneously or intravenously. There are risks inherent in subcutaneous injections, such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. In addition, there are risks inherent in intravenous administration such as infusion-related reactions (including nausea, pyrexia, rash, and dyspnea). These and other complications or side effects could harm further development and/or commercialization of our antibody-based products and product candidates utilizing this method of administration.

In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of biologics frequently causes an immune response, sometimes resulting in the creation of antibodies against the drug candidate which can impact the safety and/or efficacy associated with the treatment.

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

We may retain full economic rights to our drug candidates or seek favorable economic terms through advantageous commercial partnerships. As a result, we may have full responsibility for commercialization of one or more of our drug candidates if and when they are approved for sale. We currently lack sufficient marketing, sales and distribution capabilities to carry out this strategy. If any of our drug candidates are approved by the FDA, we will need a drug sales force with technical expertise prior to the commercialization of any of our drug candidates. We may not succeed in developing such sales and distribution capabilities, the cost of establishing such sales and distribution capabilities may exceed any product revenue, or our direct marketing and sales efforts may be unsuccessful. We may find it necessary to enter into strategic partnerships, co-promotion or other licensing arrangements. To the extent we enter into such strategic partnerships, co- promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold such drugs, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into such strategic partnerships, co-promotion or other licensing arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future drug candidates. If we are not successful in commercializing any drug candidates for which we obtain regulatory approval, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may never achieve profitability or become unable to continue the operation of our business.

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

The FDA has complete discretion over the approval of our drug candidates. If the FDA grants approval, the scope of the approval may limit our ability to commercialize such drug, and in turn, limit our ability to generate substantial product revenue. For example, the FDA may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications or under a Risk Evaluation and Mitigation Strategy (REMS) drug safety program. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for such drug will be subject to extensive and ongoing regulatory requirements. In addition, manufacturers of our drug candidates are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect and approve these manufacturing facilities before they can be used to manufacture our drug candidates, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the drug from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

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

The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals, and even if we file, we may not receive necessary approvals to commercialize our products in any market.

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

If our drug candidates are approved for commercialization outside of the United States, we expect that we will be subject to additional risks related to international operations and entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, rising interest rates or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where employment regulations are different than, and labor unrest is more common than, in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, floods and fires; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

Prior to approval of any drug candidate, the FDA must review and approve validation studies for both drug substance and drug product. The manufacturing processes for our drug candidates and immunotherapeutic delivery systems utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. CMOs may encounter difficulties in scaling up production, including problems involving supply chain, raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the CMOs, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for such drug candidate. These risks become more acute as we scale up for commercial quantities, where reliable sources of drug substance and drug product become critical to commercial success. The commercial viability of any of our drug candidates, if approved, will depend on the ability of our contract manufacturers to produce drug substance and drug product on a large scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the drug.

We operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute potential products to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We have manufactured barzolvolimab and CDX-585 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. All products are then filled at CMOs. Any manufacturing failures, supply chain delays or compliance issues at our Fall River facility or at our CMOs could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

Our barzolvolimab drug product is currently administered both intravenously and subcutaneously. In 2022, we manufactured barzolvolimab drug substance at our Fall River facility in subcutaneous form then filled at a CMO to support ongoing and planned clinical trials. The subcutaneous formulation will allow for a potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form could improve the patient experience if the product becomes available commercially. In 2022, we initiated a transfer of our current barzolvolimab manufacturing process to a CMO to allow us to produce larger batches in support of late-stage trials and to prepare for potential commercialization. We believe that barzolvolimab can be scaled up to permit manufacturing in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes.

Our leading drug candidates require specialized manufacturing capabilities and processes. We may face difficulty in securing commitments from U.S. and foreign contract manufacturers as these manufacturers could be unwilling or unable to accommodate our needs. Relying on foreign manufacturers involves peculiar and increased risks, including the risk relating to the difficulty foreign manufacturers may face in complying with cGMP requirements as a result of language barriers, lack of familiarity with cGMP or the FDA regulatory process, supply chain issues or other causes, economic or political instability in or affecting the home countries of our foreign manufacturers, shipping delays, potential changes in foreign regulatory laws governing the sales of our product supplies, fluctuations in foreign currency exchange rates and the imposition or application of trade restrictions.

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

We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on third-party collaborators to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We may need to rely on such third-party collaborators to obtain regulatory approval and commercialize such companion diagnostic tests. Such third-party collaborators:

●	may not perform its obligations as expected or as required under our collaboration agreement;
●	may encounter production difficulties that could constrain the supply of the companion diagnostic test;
●	may have difficulties gaining acceptance of the use of the companion diagnostic test in the clinical community;
●	may not pursue commercialization of the companion diagnostic test even if they receive any required regulatory approvals;
●	may elect not to continue the development or commercialization of the companion diagnostic test based on changes in the third parties’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;
●	may be susceptible to third party cyber-attacks on our and their information security systems;
●	may not commit sufficient resources to the marketing and distribution of the companion diagnostic test; and
●	may terminate their relationship with us.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, including the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our operations are located primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. If any event occurred that prevented us from using all or a significant portion of our manufacturing and lab facilities, that damaged critical infrastructure, such as third-party manufacturing facilities, or that otherwise disrupted operations and travel, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, loss of data privacy, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the risk of cyber-attacks or other privacy or data security incidents may be heightened due to common, external attempts to attack our information technology systems and data using means such as phishing. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

While we have not experienced any such event to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union the General Data Protection Regulation, or GDPR, is even more restrictive with respect to all personal information, including information masked by a coding system. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach of our information technology systems were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability under laws that protect the privacy of personal information, our reputation would be damaged, and the further development of our product candidates could be delayed, any of which could adversely affect our business.

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

The disruptions to the global economy since 2020 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends in part on our ability to obtain and maintain patent protection and other intellectual property protection for our drug candidates and proprietary technology. We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates and technology that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing drugs and technologies. We may also be unable to obtain patent term adjustments or extensions (or similar rights, such as Supplementary Protection Certificates, in foreign countries) at the relevant times, or the duration of any such adjustments, extensions or the like may be less than requested.

Biotechnology patents involve complex legal, scientific and factual questions and are highly uncertain and may also result in different outcomes in different territories. To date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents, particularly in regard to patents for technologies for human uses like those we use in our business. We cannot predict whether the patents we or our licensors seek will issue. If such patents are issued, a competitor may challenge them and may potentially have them revoked or limit their scope, for example based on existing or newly identified prior art or other issues of validity. Moreover, our patents may not afford effective protection against competitors with similar technology. A successful challenge to any one of our patents could result in a third party’s ability to use the technology covered by the patent. We also face the risk that others will infringe, avoid or circumvent our patents. Technology that we license from others is subject to similar risks and this could harm our ability to use that technology. If we, or a company that licenses technology to us, were not the first creator of an invention that we use, and/or if inventorship were to be decided against us (or our licensor) in any relevant litigation, our use of the underlying product or technology will face restrictions, including elimination, and our ability to defend and/or enforce any affected patent rights could also be materially harmed.

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

We are subject to various domestic and international privacy and security regulations related to personal information, including health information, that are appliable to our business and associated data processing activities. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States, we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended by the HITECH Act. HIPAA imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information, and mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. We may also be subject to state security breach notification laws, state laws protecting the privacy and security of health and personal information, and federal and state consumer protections laws which regulate the collection, use, disclosure and transmission of personal information. These laws may overlap and conflict with each other, and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. We are also subject to the EU General Data Protection Regulation 2016/679 (“GDPR”). Violations of the GDPR can carry hefty fines. In addition, we may be subject to additional national laws and regulations that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. If we fail to comply with applicable data protection laws and regulations, we could be subject to penalties or sanctions, including criminal penalties. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues.

Compliance with these laws may be time-consuming, difficult and costly. If we fail to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data we could be subject to the imposition of significant civil and criminal penalties, be forced to alter our business practices and suffer reputational harm.

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

In addition, the Inflation Reduction Act of 2022, enacted in August 2022, empowers the Centers for Medicare and Medicaid Services to negotiate directly with pharmaceutical companies to set the prices for a limited set of high-cost drugs covered by Medicare, and puts penalties in place for drug manufacturers who increase their Medicare prices by more than the rate of inflation.

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

We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $1.3 billion as of December 31, 2022. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2021 through December 2022, the market price of our common stock has fluctuated from a high of $57.20 per share in the fourth quarter of 2021, to a low of $15.37 per share in the first quarter of 2021. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our ability to use our net operating loss carryforwards will be subject to limitation and, under certain circumstances, may be eliminated.

As of December 31, 2022, we had net operating loss carryforwards, or NOLs, of approximately $623.1 million for federal income tax purposes, and $879.9 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

In October 2007, June 2009, December 2009 and December 2013, we experienced a change in ownership as defined by Section 382. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in three changes of control, as defined by Section 382. As a result of these ownership changes, utilization of at least some of our federal NOL carryforwards is subject to an annual limitation. We have not undertaken a study to assess whether an ownership change or multiple ownership changes have occurred for (i) acquired businesses with NOLs prior to being acquired by the Company, (ii) the Company on the state level, (iii) the Company since March 2015 or (iv) research and development credits. If, based on such a study, we were to determine that there has been an ownership change at any time, utilization of net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 (or similar state provisions).

Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets is determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. Additionally, the Tax Cuts and Jobs Act limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018 – 2020 NOLs, removing the 80% limitation on the carryback of those NOLs, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the twelve months ended December 31, 2022, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act.

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

Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN and EoE include: Allakos (lirentelimab for EoE), AstraZeneca (Fasenra for CSU), Galderma/Chugai (nemolizumab for PN), Genentech (fenebrutinib for CSU), Leo Pharma (Adbry for AD), Novartis (ligelizumab for CSU, CIndU and food allergy; remibrutinib for CSU), Regeneron/Sanofi (Dupixent for CSU, CIndU, PN and EoE), and Trevi Therapeutics (nalbuphine for PN). Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

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

The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain. The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by its effects. In an effort to halt or slow the outbreak of COVID-19, many governments have, at times, placed significant restrictions on travel and many businesses have, at times, announced closures for extended periods which could adversely impact our operations. Enrollment of patients in our clinical trials and our planned and ongoing preclinical and clinical trials may be delayed due to COVID-19. The impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the pandemic may cause delays in the delivery of active pharmaceutical ingredients (“APIs”) and drug product. Temporary closure of our facilities, or facilities at which our clinical or preclinical trials are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our preclinical and clinical trials. In addition, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of COVID-19 variants, could affect the health and availability of our workforce as well as those of the third parties on whom we rely. If new, more infectious or severe variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2022, our significant leased properties are described below.

	Approximate
Property Location	Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	July 2025(1)
Fall River, Massachusetts	33,900	Manufacturing, Office and Laboratory	July 2025(2)
New Haven, Connecticut	17,700	Office and Laboratory	April 2025
(1)	Lease includes one renewal option of two years followed by one renewal option of three years.
(2)	Lease includes one renewal option of two years followed by one renewal option of three years.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol “CLDX.” As of February 13, 2023, there were approximately 154 shareholders of record of our common stock. On February 13, 2023 the closing price of our common stock, as reported by NASDAQ, was $42.17 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX — U.S. AND PEER GROUP INDICES

The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2017 through December 31, 2022, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2017 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2017	2018	2019	2020	2021	2022
Celldex Therapeutics, Inc.	$100	$7	$5	$41	$91	$105
NASDAQ U.S. Benchmark TR Index	$100	$95	$124	$150	$189	$152
NASDAQ Pharmaceutical (Subsector) Index	$100	$108	$124	$137	$170	$189

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: In June and July 2022 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 2 studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU). Positive interim data from the ongoing Phase 1b study in CSU were reported in February 2023. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 and in December 2022 in patients with cold urticaria and symptomatic dermographism;
-	Prurigo Nodularis (PN): In December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN; enrollment was closed in February 2023 and we plan to present data from the study in the second half of 2023;
-	Eosinophilic Esophagitis (EoE): We plan to initiate a Phase 2 study in EoE in the first half of 2023.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with Celldex’s existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. It is not unusual for the clinical development of these types of drug candidates to each take five years or more, and total development costs could exceed hundreds of millions of dollars for each drug candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

During the past five years through December 31, 2022, we incurred an aggregate of $287.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2022, 2021 and 2020. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

	(In thousands)
Barzolvolimab/Anti-KIT Program	$51,220	$24,395	$8,444
CDX-585	9,793	7,133	—
CDX-527	2,012	3,619	8,840
CDX-1140 and CDX-301	3,992	5,439	10,948
Other Programs	15,241	12,725	14,302
Total R&D Expense	$82,258	$53,311	$42,534

Clinical Development Programs

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

In certain inflammatory diseases, such as chronic spontaneous urticaria (CSU), also known as chronic idiopathic urticaria (CIU), and chronic inducible urticaria (CIndU), mast cell degranulation plays a central role in the onset and progression of the disease. In June 2020, we completed a randomized, double-blind, placebo-controlled, single ascending dose escalation Phase 1a study of barzolvolimab in healthy subjects (n = 32; 8 subjects per cohort, 6 barzolvolimab; 2 placebo). Subjects received a single intravenous infusion of barzolvolimab at 0.3, 1.0, 3.0, or 9.0 mg/kg or placebo. The objectives of the study included safety and tolerability, pharmacokinetics (PK) and pharmacodynamics (tryptase and stem cell factor) and immunogenicity. Tryptase is an enzyme synthesized and secreted almost exclusively by mast cells and decreases in plasma tryptase levels are believed to reflect a systemic reduction in mast cell burden in both healthy volunteers and in disease. Data from the study were featured in a late breaking presentation at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress 2020 in June. Barzolvolimab demonstrated a favorable safety profile as well as profound and durable reductions of plasma tryptase, consistent with systemic mast cell suppression.

These data supported expansion of the barzolvolimab program into mast cell driven diseases, including initially in CSU and CIndU, diseases where mast cell degranulation plays a central role in the onset and progression of the disease. Phase 1 studies in CSU and CIndU are completing and Phase 2 studies are ongoing. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions and to this end, are conducting an ongoing Phase 1 study in prurigo nodularis and plan to initiate a Phase 2 study in eosinophilic esophagitis in the first half of 2023. Phase 1 studies of barzolvolimab have been conducted with an intravenous formulation; a subcutaneous formulation has been successfully developed and is being used in Phase 2 studies.

Chronic Spontaneous Urticaria (CSU)

CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. CSU is one of the most frequent dermatologic diseases with a prevalence of 0.5-1.0% of the total population or up to approximately 1 to 3 million patients in the United States (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). Approximately 50% of patients with CSU achieve symptomatic control with antihistamines. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine refractory patients. Consequently, there is a need for additional therapies.

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

In February 2023, we reported positive interim data from the CSU study. As of the data cut-off date on November 29, 2022, enrollment was complete with 45 patients with moderate to severe CSU refractory to antihistamines enrolled and treated [35 barzolvolimab (n=9 in 0.5 mg/kg; n=8 in 1.5 mg/kg; n=9 in 3.0 mg/kg; n=9 in 4.5 mg/kg) and 10 placebo]. The 0.5 mg/kg, 1.5 mg/kg and 3.0 mg/kg cohorts had completed study participation through 24 weeks; 6 of 9 patients in the 4.5 mg/kg cohort had completed through the week 20 visit. Complete data were included for all patients in dose levels through 3.0 mg/kg through 24 weeks. All available data for the 4.5 mg/kg and placebo dose levels were presented for adverse events. Activity data for the 4.5 mg/kg dose level were reported through week 20. Activity data for the 0.5 mg/kg and placebo group were only included through week 12 because, as expected, most patients from these groups had significant symptoms ahead of week 24 and discontinued follow up. Two patients did not receive all doses of study treatment [4.5 mg/kg (1), placebo (1)].

●	Barzolvolimab resulted in rapid, marked and durable responses in patients with moderate to severe CSU refractory to antihistamines, including patients with prior omalizumab treatment.
●	The 1.5 mg/kg, 3.0 mg/kg and 4.5 mg/kg dose groups showed similar markedly improved urticaria symptoms and disease control with sustained durability up to 24 weeks.
●	Mean reduction from baseline in urticaria activity (UAS7) at week 12 of 67% in the 1.5 mg/kg dose group (n=8), 67% in the 3.0 mg/kg dose group (n=9) and 82% in the 4.5 mg/kg dose group (n=9).
●	Complete response (UAS7=0) at week 12 of 57% in the 1.5 mg/kg dose group, 44% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group.
●	Well-controlled disease (UCT≥ 12) at week 12 of 75% in the 1.5 mg/kg dose group, 63% in the 3.0 mg/kg dose group and 89% in the 4.5 mg/kg dose group.
●	During post-treatment follow up, 7 of 8 (88%) patients who had been treated with barzolvolimab 1.5 mg/kg or 3.0 mg/kg and had a complete response (UAS7=0) at week 12 maintained their complete response through 24 weeks. Two additional patients treated with these doses who were not a complete response at week 12 had a complete response at week 24. 6 of 6 (100%) patients treated with barzolvolimab 4.5 mg/kg maintained their complete response through their last assessment with additional follow up ongoing.
●	Patients with prior omalizumab therapy had similar symptom improvement as all patients.
●	Rapid onset of responses after initial dosing and sustained durability were observed; onset as early as 1 week after the first dose and prolonged symptom control in some patients for up to 24 weeks.
●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.
●	Barzolvolimab was well tolerated with a favorable safety profile; effects of multiple dose administration were consistent with observations in single dose studies. Most AEs were mild or moderate in severity and resolved while on study. The most common treatment emergent adverse events were hair color changes, COVID-19, headache, neutropenia and urinary tract infections (UTIs). UTIs and COVID-19 were reported as unrelated to treatment. There was one serious adverse event of salmonella gastroenteritis which was also not related to study therapy. Changes in hematologic parameters were consistent with observations in single dose studies, with no pattern of further decreases with multiple doses; hematologic values generally remained within the normal range and returned to baseline levels during the follow up period. Five patients had decreases in neutrophil counts reported as AEs; four of which were previously reported in the EAACI 2022 data presentation. The pattern observed in the neutrophil changes for these patients was similar to the pattern seen in patients across the barzolvolimab program to date—generally transient, asymptomatic, and mild and typically occurring in patients with screening and baseline neutrophil counts at the lower end of the normal range on study initiation.

In June 2022, we announced that the first patient has been dosed in a Phase 2 study in patients with CSU who remain symptomatic despite antihistamine therapy. The study is being conducted at approximately 75 sites across 9 countries. The study is a randomized, double-blind, placebo-controlled, parallel group Phase 2 study evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab to determine the optimal dosing strategy. Approximately 168 patients will be randomly assigned on a 1:1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 75 mg every 4 weeks, 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients will then enter a 36-week active treatment phase, in which patients not already randomized to barzolvolimab at 150 mg every 4 weeks or 300 mg every 8 weeks will be randomized 1:1 to receive one of these two dose regimens; patients already randomized to these treatment arms will remain on the same regimen as during the placebo-controlled treatment phase. Following the treatment period, patients will enter a 24-week follow up phase. The primary endpoint of the study is mean change in baseline to week 12 in UAS7 (Urticaria Activity Score over 7 days). Secondary endpoints include safety and other assessments of clinical activity including ISS7 (Itch Severity Score over 7 days), HSS7 (Hive Severity Score over 7 days) and AAS7 (Angioedema Activity Score over 7 days). Based on current enrollment projections, we anticipate that enrollment to this study will be completed by the end of the third quarter of 2023 and we plan to report topline data either late this year or in the first quarter of 2024.

Chronic Inducible Urticaria (CIndU)

CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. The prevalence of CIndU is estimated at 0.5% of the total population and is reported to overlap in up to 36% of CSU patients (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). There are currently no approved therapies for chronic inducible urticarias other than antihistamines and patients attempt to manage symptoms associated with their disease through avoidance of triggers. We are exploring cold-induced, dermographism (scratch-induced) and cholinergic (exercise-induced) urticarias.

In December 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b study in CIndU being conducted in Germany in patients who are refractory to antihistamines. This study is an open label clinical trial designed to evaluate the safety of a single dose (3 mg/kg) of barzolvolimab in patients with cold urticaria (ColdU) or symptomatic dermographism (SD). In March and June 2021, respectively, we added a third cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria and a fourth cohort at a lower dose (single dose, 1.5 mg/kg) in ColdU. Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. Barzolvolimab is administered intravenously on Day 1 as add on treatment to H1-antihistamines.

In November 2022, data from the ColdU and SD cohorts treated with a single intravenous infusion of barzolvolimab at 3 mg/kg were published in Allergy (Terhorst-Molawi et al Allergy. 2022 Nov 16. doi: 10.1111/all.15585). Safety results were reported for 21 patients; activity results were reported for the 20 patients who received a full dose of barzolvolimab. Patients had high disease activity. At baseline, patients’ mean scores (range) for Dermatology Life Quality Index (DLQI) [10.8 (2–21)] and Urticaria Control Test (UCT) [6.0 (0–13)] indicated marked impairment of quality of life (QoL) and poorly controlled disease, respectively. Three patients (1 with ColdU and 2 with SD) were previously treated with omalizumab and chose to discontinue that treatment because they remained symptomatic. At baseline, provocation thresholds, on average (range), were 18.9°C or 66°F (5–27°C or 41–80.6°F) for patients with ColdU and 3.5 (2–4) pins for patients with SD.

●	Rapid (as early as 1 week) and durable responses were observed in all patients as assessed by provocation testing. A complete response was achieved in 95% (n = 19/20) of patients (n = 10/10 ColdU; n = 9/10 SD). The median duration (range) of complete response through the 12-week observation period was 77+ days (29–86; n = 10) for patients with ColdU and 57+ days (16–70; n = 9) for patients with SD. All three patients who experienced insufficient response to omalizumab treatment had a complete response after treatment with barzolvolimab.
●	Following a single dose of barzolvolimab rapid improvements in urticaria control was observed. A UCT score of ≥12 (well controlled) was achieved by 80% (n = 16/20) of the patients within week 4 post-treatment. By week 8, all patients (100%; n = 20/20) achieved well-controlled urticaria, which was sustained to week 12 post-dose by 80% (n = 16/20) of patients. Complete urticaria control (UCT = 16) was achieved by 35% (n = 7/20), 65% (n = 13/20), and 40% (n = 8/20) at weeks 4, 8, and 12, respectively.

●	At baseline, patients in both treatment groups reported disease impact on their QoL. Disease impact significantly decreased after dosing; a score of 0–1 (minimal/none) was achieved by 80% (n = 16/20) for all patients who completed the DLQI during the study. Additionally, clinically meaningful improvements in QoL were attained and sustained to week 12.
●	A single dose of barzolvolimab led to marked decreases in tryptase and in skin mast cells. The kinetics correlated with improvements in provocation testing and clinical activity, consistent with a central role for mast cells in the pathogenesis of ColdU and SD. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	Barzolvolimab was well tolerated. Most adverse events were mild, and the most common (≥3 patients) were hair color changes (76%; n = 16/21), infusion reactions (43%; n = 9/21), taste changes (38%; n = 8/21), nasopharyngitis (24%; n = 5/21), malaise (24%; n = 5/21), and headache (19%; n = 4/21). Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt or umami) are consistent with inhibiting KIT signaling in other cell types and completely resolved over time during follow-up. Infusion reactions, which manifested as localized hives and itching as well as erythema and feeling hot, resolved spontaneously. One patient with a history of fainting experienced loss of consciousness during infusion. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed in this patient. Overall, mean hematology parameters remained within the normal ranges—an important finding for a KIT inhibitor. Mild, transient, and asymptomatic decreases in hemoglobin and white blood cell parameters occurred for some patients.

In December 2022, we presented long term follow up data from the 3.0 mg/kg cohorts in cold urticaria and symptomatic dermographism at the GA²LEN Global Urticaria Forum (GUF) 2022. 14 patients consented to the optional long term follow up evaluation (6 cold, 8 symptomatic dermographism); 10 of the 14 still had complete control of their disease as assessed by provocation testing at week 12. Data were collected at one or more timepoints beyond week 12 through week 36.

●	Most patients had return of symptoms and/or loss of urticaria control between 12 and 36 weeks. Remarkably, two patients remained provocation negative at 36 weeks, and four had well controlled disease (UCT ≥12) 36 weeks post dosing.
●	Serum tryptase exhibits a similar rate of recovery as clinical symptoms, while skin mast cells return at a slower rate. Tissue KIT signaling, as approximated by SCF levels, was rapidly inhibited after dose administration and fully reactivated approximately 18 weeks after dosing.
●	Tryptase levels return to pretreatment levels during follow up, while mast cells continue to recover. Drug related adverse events noted during the study all resolved.

In December 2022, we also presented 12 week treatment results for the 1.5 mg/kg cohort in cold urticaria at the GA²LEN Global Urticaria Forum (GUF) 2022. 10 patients received a single intravenous infusion of barzolvolimab at 1.5 mg/kg. Patients had high disease activity as assessed by provocation threshold testing with a mean baseline critical temperature threshold of 18.4°C or 65°F with a range from 6 to 27°C or 43 to 81°F. All patients had disease refractory to antihistamines and five patients had disease refractory to omalizumab. Safety results were reported for all 10 patients; activity results were reported for the 9 patients who received a full dose of barzolvolimab, including four patients with omalizumab refractory disease.

●	All 9 of 9 (100%) patients evaluable for activity treated at 1.5 mg/kg experienced a complete response as assessed by provocation threshold testing, including 4 patients with disease refractory to omalizumab. Rapid onset of responses after dosing and sustained durability were observed in the 1.5 mg/kg cohort. 6 of 9 patients treated achieved a complete response within a week of dosing. The median duration of response was 51+ days (7+ weeks).
●	Improvements in disease activity as reported by Urticaria Control Test (UCT) were consistent with the complete responses as measured by provocation testing. All patients entered the study with poorly controlled disease (mean UCT score at baseline of 5.9 and a range of 1-11). Following barzolvolimab administration, all patients achieved well controlled disease (UCT>12) with 7 of 9 achieving complete control (UCT=16).

●	A single 1.5 mg/kg dose of barzolvolimab resulted in rapid, marked and durable suppression of serum tryptase; the kinetics of tryptase depletion mirrored changes in provocation threshold and UCT. Barzolvolimab was generally well tolerated and the safety profile at 1.5mg/kg was similar to the profile observed with 3.0 mg/kg.
●	No new treatment emergent AEs of concern were noted. While mild, transient and asymptomatic decreases in hemoglobin and white blood cell (WBC) parameters were noted, consistent with prior studies, the hematology parameters generally remained within the normal range.

To date, 19 of 19 (100%) patients with cold urticaria treated with either a single dose of barzolvolimab at 1.5 or 3.0 mg/kg in this Phase 1b study have experienced a complete response by provocation testing, including 5 patients with omalizumab refractory disease.

In July 2022 we announced that the first patient has been dosed in a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy. The study will be conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. Approximately 180 patients in 2 cohorts (differentiated by CIndU subtype) including 90 patients with cold urticaria and 90 patients with symptomatic dermographism will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients will then enter a follow-up phase for an additional 24 weeks. In addition, the study includes the option for patients who have symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients receive 300 mg every 9 weeks of barzolvolimab. The primary endpoint of the study is the percentage of patients with a negative provocation test at week 12 (using TempTest(R) and FricTest(R)). Secondary endpoints include safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale).

Prurigo Nodularis (PN)

We have expanded clinical development of barzolvolimab into prurigo nodularis (PN). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There is currently only one FDA approved therapy for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study designed to assess the safety and treatment effects across multiple dosing cohorts of barzolvolimab in up to 30 patients with PN. Enrolling an intravenous, early stage study in the dermatology setting has been a challenge and the study has taken longer than expected to complete. In February 2023, we closed enrollment at 24 patients, which we believe will provide sufficient data for analysis to inform future development decisions in PN. Following the completion of the 24 week follow up period post dosing for patients on study, we plan to present data from the study in the second half of 2023. Potential future development in PN will utilize the subcutaneous formulation of barzolvolimab.

Eosinophilic Esophagitis (EoE)

In February 2022, we announced that we will be expanding clinical development of barzolvolimab into eosinophilic esophagitis (EoE), the most common type of eosinophilic gastrointestinal disease. EoE is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there is only one FDA approved therapy for EoE, representing an area of significant unmet need. Industry sources estimate there are approximately 160,000 patients in the United States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and barzolvolimab’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study and plan to initiate a Phase 2 multi-center, randomized, double-blind, placebo-controlled subcutaneous study designed to assess the treatment effects and safety of barzolvolimab in patients with EoE in the first half of 2023.

Additional Barzolvolimab Development Activities

Manufacturing activities to support the introduction of the barzolvolimab subcutaneous formulation into the clinical program have been completed and, in September 2021, we initiated dosing in a randomized, double-blind, placebo-controlled, Phase 1 study designed to evaluate the safety of single ascending doses of the subcutaneous formulation of barzolvolimab in healthy volunteers. In February 2022, we reported that subcutaneous administration of barzolvolimab was well tolerated and that multiple dose levels have been identified that possess promising pharmacokinetic and pharmacodynamic properties. Importantly, subcutaneous delivery of barzolvolimab resulted in dose-dependent, rapid and sustained decreases in serum tryptase compared with placebo and achieved sufficient exposure to produce tryptase suppression levels comparable with the levels that generated impressive clinical activity observed in the Phase 1 CIndU intravenous study. The Phase 2 multi-dose studies in urticaria are designed to evaluate 75 mg and 150 mg administered every 4 weeks and 300 mg administered every 8 weeks. These doses support a 0.5 to 2 ml injection volume, allowing for a single injection as barzolvolimab advances towards potential commercialization. In 2022, we initiated transfer of our current barzolvolimab manufacturing process to a contract manufacturing organization to support late-stage trials and to prepare for potential commercialization.

In February 2022, we reported interim data after completing the in-life dosing portion of our six-month chronic toxicology study in non-human primates. The only clinically adverse finding at the completion of dosing was a profound impact on spermatogenesis, an expected and well understood effect of KIT inhibition. As a standard part of toxicology studies, some animals from each group continued to be observed through a recovery period to understand the reversibility of any adverse findings. Due to the very high concentrations of barzolvolimab at the end of dosing, the recovery period was approximately one year. As we expected, and consistent with previous findings with KIT blocking antibodies, we were pleased to report in December 2022, that during this recovery period spermatogenesis fully recovered in all male animals as measured by both sperm count and motility. We expect the final histologic analysis and study report in early 2023. We are encouraged with these findings and believe these data strongly support our Phase 2 studies in urticaria and in future indications.

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

CDX-585

CDX-585 combines our proprietary highly active PD-1 blockade and anti-ILT4 blockade to prevent immunosuppressive signals in T cells and myeloid cells, respectively. ILT4 is emerging as an important immune checkpoint on myeloid cells and is thought to contribute to resistance to PD-1 blockade. Interactions of PD-1 and ILT4 with their ligands are known to deliver immune suppressive signals that can attenuate anti-tumor immune responses. The concept behind CDX-585 is to simultaneously inhibit both T cell and myeloid suppressive signals to potentiate the anti-tumor activity of both cell types, and potentially overcome PD-1 resistance. In preclinical studies, CDX-585 was demonstrated to be a potent inhibitor of PD-1 signaling in comparison to the approved PD-1 antibody, nivolumab. In addition, CDX-585 activated and promoted a strong inflammatory phenotype in human macrophage and dendritic cell cultures. Together these activities of CDX-585 enhanced the response in a mixed lymphocyte reaction assay above that observed for either parental mAb or the combination of the PD-1 and ILT4 mAbs. The in vivo efficacy of CDX-585 was also demonstrated in a melanoma humanized mouse model. CDX-585 has successfully completed GMP manufacturing and IND-enabling studies to support clinical development. CDX-585 will initially be developed for the treatment of solid tumors either as monotherapy or in combination with other oncologic treatments and is expected to enter the clinic in 2023 in patients with advanced malignancies.

CDX-527

CDX-527 used our proprietary highly active anti-PD-L1 and CD27 human antibodies to couple CD27 co-stimulation with blockade of the PD-L1/PD-1 pathway to help prime and activate anti-tumor T cell responses through CD27 co-stimulation, while preventing PD-1 inhibitory signals that subvert the immune response. In the summer of 2020, we initiated a Phase 1 dose-escalation study in patients with advanced or metastatic solid tumors that had progressed during or after standard of care therapy to be followed by tumor-specific expansion cohorts. Enrollment to the dose escalation portion was successfully completed and an expansion cohort in patients with checkpoint naïve ovarian cancer was initiated. In November 2022, we provided an update on the study. With multiple clinical trials actively recruiting in ovarian cancer, enrollment to the expansion cohort did not meet our internal timelines and a review of the results did not meet internal hurdles for proceeding and we closed enrollment to the study and discontinued the program.

Other programs:

CDX-1140

CDX-1140 is a fully human agonist monoclonal antibody targeted to CD40, a key activator of immune response, which is found on dendritic cells, macrophages and B cells and is also expressed on many cancer cells. A Phase 1 study was conducted in patients with recurrent, locally advanced or metastatic solid tumors and B cell lymphomas. An MTD of 1.5 mg/kg was established and clinical activity was observed both as a monotherapy and in combination with pembrolizumab. Despite evidence of clinical benefit, questions remain to be answered about CDX-1140, and the broader CD40 agonist class, regarding the best clinical settings, regimens, and possible combinations before advancing into additional Celldex-sponsored studies. Given our pipeline priorities and resource requirements, in August of 2022, we announced that we are not progressing further Company-sponsored studies at this time and are exploring these questions in third-party sponsored studies.

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

Our contingent consideration arose in connection with our acquisition of Kolltan. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. As of December 31, 2022, the fair value of our contingent consideration was $0.0 million. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

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

Intangible and Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment when circumstances indicate that an event of impairment may have occurred. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 compared with Year Ended December 31, 2021

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2022	2021	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$56	$31	$25	81%
Contracts and grants	2,301	4,620	(2,319)	(50)%
Total revenues	$2,357	$4,651	$(2,294)	(49)%
Operating expenses:
Research and development	82,258	53,311	28,947	54%
General and administrative	27,195	20,488	6,707	33%
Intangible asset impairment	—	3,500	(3,500)	(100)%
Gain on fair value remeasurement of contingent consideration	(6,862)	(1,405)	5,457	388%
Litigation settlement related loss	15,000	—	15,000	n/a
Total operating expenses	117,591	75,894	41,697	55%
Operating loss	(115,234)	(71,243)	43,991	62%
Investment and other income, net	2,909	505	2,404	476%
Net loss before income tax benefit	(112,325)	(70,738)	41,587	59%
Income tax benefit	—	227	(227)	(100)%
Net loss	$(112,325)	$(70,511)	$41,814	59%

Net Loss

The $41.8 million increase in net loss for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the $15.0 million litigation settlement related loss recorded in the second quarter of 2022 and increases in research and development and general and administrative expenses, partially offset by an increase in the gain on fair value remeasurement of contingent consideration.

Revenue

Product development and licensing agreements revenue for the year ended December 31, 2022, was relatively consistent with the year ended December 31, 2021. The $2.3 million decrease in contracts and grants revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily related to a decrease in services performed under our manufacturing and research and development agreements with Rockefeller University and Gilead Sciences. We expect revenue to increase over the next twelve months as a result of an increase in services expected to be performed under our manufacturing and research and development agreement with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended		Increase/
	December 31,		(Decrease)
	2022	2021	$	%

	(In thousands)
Personnel	$32,674	$26,424	$6,250	24%
Laboratory supplies	6,310	5,981	329	6%
Facility	4,764	4,771	(7)	0%
Product development	32,156	12,230	19,926	163%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $6.3 million increase in personnel expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.3 million increase in laboratory supply expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher laboratory services, materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the year ended December 31, 2022 were relatively consistent with the year ended December 31, 2021. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $19.9 million increase in product development expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of further increases in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $6.7 million increase in general and administrative expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher stock-based compensation, legal and barzolvolimab commercial planning expenses. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Gain on Fair Value Remeasurement of Contingent Consideration

The $6.9 million gain on fair value remeasurement of contingent consideration for the year ended December 31, 2022 was primarily due to our decision to deprioritize the CDX-1140 program.

Litigation Settlement Related Loss

We recorded a loss of $15.0 million in the second quarter of 2022 related to the Initial Payment due under the binding settlement term sheet (the “Term Sheet”) entered with SRS.

Investment and Other Income, Net

The $2.4 million increase in investment and other income, net for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher interest rates on fixed income investments. We expect investment and other income to increase over the next twelve months primarily due to higher interest rates and higher other income related to our sale of New Jersey tax benefits.

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

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $6.0 million increase in product development expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in barzolvolimab clinical trial and contract research expenses.

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

At December 31, 2022, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $305.0 million. We have had recurring losses and incurred a loss of $112.3 million for the year ended December 31, 2022. Net cash used in operations for the year ended December 31, 2022 was $103.7 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2022 are sufficient to meet estimated working capital requirements and fund planned operations through 2025, which include our ongoing Phase 1b studies in urticaria and prurigo nodularis and our ongoing and planned Phase 2 studies in CSU, CIndU and EoE. This could be impacted if we elect to pay the future milestones under the Settlement Agreement with SRS, if any, in cash.

During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestones under the Settlement Agreement with SRS, in the event that we achieve the milestones related to those payments. We may decide to pay those milestone payments in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

Net cash used in operating activities was $103.7 million for the year ended December 31, 2022 compared to $60.9 million for the year ended December 31, 2021. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses and the $15.0 million Initial Payment made to SRS under the Settlement Agreement. We expect that cash used in operating activities (not including the $15.0 million Initial Payment made to SRS) will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $89.9 million for the year ended December 31, 2022 compared to net cash used in investing activities of $216.2 million for the year ended December 31, 2021. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $91.7 million for the year ended December 31, 2022 as compared to net purchases of $214.9 million for the year ended December 31, 2021. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis based on the amount of cash provided by financing activities and/or new partnerships.

Net cash used in investing activities was $216.2 million for the year ended December 31, 2021 compared to $98.2 million for the year ended December 31, 2020. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities for the year ended December 31, 2021 of $214.9 million as compared to $96.7 million for the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was $4.1 million for the year ended December 31, 2022 compared to $272.4 million for the year ended December 31, 2021. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

Net cash provided by financing activities was $272.4 million for the year ended December 31, 2021 compared to $171.2 million for the year ended December 31, 2020. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

Equity Offerings

In November 2020, we filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement.

In May 2016, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock from time to time through Cantor, acting as agent. During the year ended December 31, 2020, we issued 7,125,004 million shares of common stock under the agreement with Cantor resulting in net proceeds of $29.4 million, after deducting commission and offering expenses. No shares of common stock were sold under the Cantor Agreement during the years ended December 31, 2021 and December 31, 2022. At December 31, 2022, we had $50.0 million remaining in aggregate gross offering price available under our November 2020 prospectus supplement.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2022 due to the short-term maturities of these instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Kolltan Settlement - Accounting for Future Milestone Payments

As described in Note 17 to the consolidated financial statements, on November 29, 2016, the Company acquired all of the share and debt interests of Kolltan, a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration of up to $172.5 million payable in cash, in shares of Celldex’s common stock or a combination of both, in the sole discretion of the Company and subject to provisions of the Agreement and Plan of Merger, dated November 1, 2016 (the “Merger Agreement”) with such contingent consideration based on the achievement of development, regulatory approval or sales-based milestones (“Kolltan Milestones”). In October 2019, the Company received a letter from Shareholder Representative Services LLC (“SRS”), the hired representative of the former stockholders of Kolltan, notifying the Company that it objected to the Company’s characterization of the development, regulatory approval and sales-based Kolltan Milestones relating to CDX-0158 as having been abandoned and contending instead that the related milestone payments are due from the Company to the Kolltan stockholders. On August 18, 2020, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against SRS (the “litigation”). On June 20, 2022, the Company entered into a binding settlement term sheet with SRS, related to the litigation, which, upon execution of a definitive settlement agreement and the initial payment of $15 million would result in the joint dismissal, with prejudice, of all claims and counterclaims in the litigation. The definitive settlement agreement between the Company and SRS was executed on July 15, 2022 (the “Settlement Agreement”). The payment obligations under the Settlement Agreement replace, in their entirety, the contingent consideration in the Merger Agreement. As described by management, future milestone payments related to the CDX-0159 program, which was subject to the litigation, will be recorded when and if payment becomes probable and reasonably estimable in accordance with the loss contingency model whereas milestones related to the remaining surviving company products are measured at fair value in accordance with the contingent consideration model.

The principal consideration for our determination that performing procedures relating to the Kolltan settlement - accounting for future milestone payments is a critical audit matter is the high degree of auditor effort in performing procedures relating to management’s determination that the future milestone payments required in connection with the Kolltan settlement will be assessed under the loss contingency model as it relates to the CDX-0159 program, and under the contingent consideration model as it relates to the surviving company products under the Merger Agreement.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the accounting treatment for the future milestone payments. These procedures also included, among others, reviewing the Settlement Agreement and evaluating whether the future milestone payments have been properly accounted for and disclosed in accordance with the relevant accounting standards. /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2023

We have served as the Company’s auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,429	$39,143
Marketable securities	275,523	369,107
Accounts and other receivables	347	172
Prepaid and other current assets	12,394	2,417
Total current assets	317,693	410,839
Property and equipment, net	3,747	3,551
Operating lease right-of-use assets, net	4,001	2,970
Intangible assets	27,190	27,190
Other assets	104	104
Total assets	$352,735	$444,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,340	$1,228
Accrued expenses	12,835	12,000
Current portion of operating lease liabilities	1,445	1,746
Current portion of long-term liabilities	990	1,554
Total current liabilities	18,610	16,528
Long-term portion of operating lease liabilities	2,588	1,296
Other long-term liabilities	5,333	7,354
Total liabilities	26,531	25,178
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 47,200,695 and 46,730,198 shares issued and outstanding at December 31, 2022 and 2021, respectively	47	47
Additional paid-in capital	1,580,829	1,561,142
Accumulated other comprehensive income	1,260	1,894
Accumulated deficit	(1,255,932)	(1,143,607)
Total stockholders’ equity	326,204	419,476
Total liabilities and stockholders’ equity	$352,735	$444,654

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Product development and licensing agreements	$56	$31	$2,301
Contracts and grants	2,301	4,620	5,117
Total revenues	2,357	4,651	7,418
Operating expenses:
Research and development	82,258	53,311	42,534
General and administrative	27,195	20,488	14,456
Intangible asset impairment	—	3,500	18,000
Gain on fair value remeasurement of contingent consideration	(6,862)	(1,405)	(4,218)
Litigation settlement related loss	15,000	—	—
Total operating expenses	117,591	75,894	70,772
Operating loss	(115,234)	(71,243)	(63,354)
Investment and other income, net	2,909	505	2,407
Net loss before income tax benefit	$(112,325)	$(70,738)	$(60,947)
Income tax benefit	—	227	1,167
Net loss	$(112,325)	$(70,511)	$(59,780)
Basic and diluted net loss per common share	$(2.40)	$(1.64)	$(2.02)
Shares used in calculating basic and diluted net loss per share	46,888	42,870	29,640
Comprehensive loss:
Net loss	$(112,325)	$(70,511)	$(59,780)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(634)	(695)	(30)
Comprehensive loss	$(112,959)	$(71,206)	$(59,810)

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2019	16,972,077	$17	$1,104,706	$2,619	$(1,013,316)	$94,026
Shares issued under stock option and employee stock purchase plans	122,076	—	434	—	—	434
Shares issued in connection with at the market agreement	7,125,004	8	29,423	—	—	29,431
Shares issued in underwritten offering, net	15,384,614	15	141,346	—	—	141,361
Stock-based compensation	—	—	3,915	—	—	3,915
Unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(59,780)	(59,780)
Balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	281,189	—	2,479	—	—	2,479
Shares issued in underwritten offering, net	6,845,238	7	269,886	—	—	269,893
Stock-based compensation	—	—	8,953	—	—	8,953
Unrealized loss on marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(70,511)	(70,511)
Balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	470,497	—	4,076	—	—	4,076
Stock-based compensation	—	—	15,611	—	—	15,611
Unrealized loss on marketable securities	—	—	—	(634)	—	(634)
Net loss	—	—	—	—	(112,325)	(112,325)
Balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(112,325)	$(70,511)	$(59,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,896	3,068	3,929
Amortization and premium of marketable securities, net	844	(3,209)	(729)
Loss (gain) on sale or disposal of assets	2	(24)	(55)
Intangible asset impairment	—	3,500	18,000
Gain on fair value remeasurement of contingent consideration	(6,862)	(1,405)	(4,218)
Non-cash income tax benefit	—	(227)	(1,167)
Stock-based compensation expense	15,611	8,953	3,915
Changes in operating assets and liabilities:
Accounts and other receivables	(175)	1,574	(787)
Prepaid and other current assets	(9,572)	(1,871)	(334)
Other assets	—	(5)	—
Accounts payable and accrued expenses	3,123	3,653	1,638
Other liabilities	2,726	(4,405)	(816)
Net cash used in operating activities	(103,732)	(60,909)	(40,404)
Cash flows from investing activities:
Sales and maturities of marketable securities	280,666	174,947	123,600
Purchases of marketable securities	(188,965)	(389,881)	(220,321)
Acquisition of property and equipment	(1,828)	(1,249)	(1,552)
Proceeds from sale or disposal of assets	69	27	55
Net cash provided by (used in) investing activities	89,942	(216,156)	(98,218)
Cash flows from financing activities:
Net proceeds from stock issuances	—	269,893	170,792
Proceeds from issuance of stock from employee benefit plans	4,076	2,479	434
Issuance of term loan	—	—	2,962
Payment of term loan	—	—	(2,962)
Net cash provided by financing activities	4,076	272,372	171,226
Net (decrease) increase in cash and cash equivalents	(9,714)	(4,693)	32,604
Cash and cash equivalents at beginning of period	39,143	43,836	11,232
Cash and cash equivalents at end of period	$29,429	$39,143	$43,836
Non-cash investing activities
Accrued construction in progress	$113	$289	$221

The accompanying notes are an integral part of the financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Nature of Business and Overview

Celldex Therapeutics, Inc. (the “Company” or “Celldex”) is a biopharmaceutical company dedicated to developing therapeutic monoclonal and bispecific antibodies that address diseases for which available treatments are inadequate. The Company is primarily focusing its efforts and resources on the continued research and development of barzolvolimab (also referred to as CDX-0159) and CDX-585.

At December 31, 2022, the Company had cash, cash equivalents and marketable securities of $305.0 million. The Company has had recurring losses and incurred a loss of $112.3 million for the year ended December 31, 2022. Net cash used in operations for the year ended December 31, 2022 was $103.7 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-K will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of amounts due under the Settlement Agreement with Shareholder Representative Services LLC (“SRS”) (refer to Note 17), in the event that the Company achieves the milestones related to those payments. The Company, at its option, may decide to pay those milestone payments in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets and statements of operations and comprehensive loss, stockholders’ equity, and cash flows, are consolidated for the years ended December 31, 2022, 2021 and 2020. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

Revenue from Rockefeller University represented 75% of total Company revenue for the year ended December 31, 2022. Revenue from Rockefeller University and Gilead Sciences represented 88% and 85% of total Company revenue for the years ended December 31, 2021 and 2020, respectively.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over five years, and computer equipment is depreciated over three years. Manufacturing equipment is depreciated over seven to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the non-cancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and any resulting gain or loss is reflected in the Company’s statements of operations and comprehensive loss.

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

Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to three years and may include one or more options to renew or terminate early.

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

Revenue for the Company is also derived from manufacturing and research and development arrangements. The Company owns and operates a cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for its current and planned early-stage clinical trials. In order to utilize excess capacity, the Company has, from time to time, entered into contract manufacturing and research and development arrangements in which services are provided on a time-and-material basis or at a negotiated fixed price. Revenue from time-and-material contracts is generally recognized on an output basis as labor hours and/or direct expenses are incurred. Under fixed-price contracts, revenue is generally recognized on an output basis as progress is made toward completion of the performance obligations using surveys of performance completed to date.

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

Patent Costs

Patent costs are expensed to general and administrative expense as incurred. Certain patent costs are reimbursed by the Company’s product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in the Company’s consolidated financial statements.

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

Foreign Currency Translation

Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2022 and 2021, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2022, 2021 and 2020.

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

	Year Ended December 31,
	2022	2021	2020
Stock options	5,085,662	4,077,667	3,042,229

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

(3) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2022 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2021	$(702)	$2,596	$1,894
Other comprehensive loss	(634)	—	(634)
Balance at December 31, 2022	$(1,336)	$2,596	$1,260

No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2022, 2021 and 2020.

(4) Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	December 31, 2022	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$16,813	—	$16,813	—
Marketable securities	275,523	—	275,523	—
	$292,336	—	$292,336	—
Liabilities:
Kolltan acquisition contingent consideration	$—	—	—	$—
	$—	—	—	$—

	As of
	December 31, 2021	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$26,220	—	$26,220	—
Marketable securities	369,107	—	369,107	—
	$395,327	—	$395,327	—
Liabilities:
Kolltan acquisition contingent consideration	$6,862	—	—	$6,862
	$6,862	—	—	$6,862

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

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2022 (in thousands):

Other Liabilities:
Contingent
Consideration
Balance at December 31, 2021	$6,862
Fair value adjustments included in operating expenses	(6,862)
Balance at December 31, 2022	$—

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

During the year ended December 31, 2022, the Company recorded a $6.9 million gain on fair value remeasurement of contingent consideration primarily due to the Company’s decision to deprioritize the CDX-1140 program. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2022 and 2021.

(5) Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2022
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$97,246	$5	$(369)	$96,882
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$97,246	$5	$(369)	$96,882
Corporate debt securities
Maturing in one year or less	$179,613	$—	$(972)	$178,641
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$179,613	$—	$(972)	$178,641
Total marketable securities	$276,859	$5	$(1,341)	$275,523
December 31, 2021
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$80,674	$—	$(133)	$80,541
Maturing after one year through three years	51,319	—	(184)	51,135
Total U.S. government and municipal obligations	$131,993	$—	$(317)	$131,676
Corporate debt securities
Maturing in one year or less	$170,034	$—	$(28)	$170,006
Maturing after one year through three years	67,782	—	(357)	67,425
Total corporate debt securities	$237,816	$—	$(385)	$237,431
Total marketable securities	$369,809	$—	$(702)	$369,107

The Company holds investment grade marketable securities, and none were considered to be other-than-temporarily impaired as of December 31, 2022. Marketable securities include $0.8 million and $1.3 million in accrued interest at December 31, 2022 and December 31, 2021, respectively.

(6) Property and Equipment, Net

Property and Equipment, net includes the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Laboratory equipment	$9,250	$8,581
Manufacturing equipment	2,558	2,571
Office furniture and equipment	3,454	3,362
Leasehold improvements	9,613	9,531
Construction in progress	498	632
Total property and equipment	25,373	24,677
Less: accumulated depreciation and amortization	(21,626)	(21,126)
Property and equipment, net	$3,747	$3,551

Depreciation and amortization expense related to property and equipment was $1.4 million, $1.6 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(7) Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to three years and may include one or more options to renew.

During the years ended December 31, 2022, 2021, and 2020, the Company recorded right of use assets and lease liabilities of $2.5 million, $1.0 million and 1.9 million related to new leases and lease extensions, respectively.

Operating lease expense was $1.9 million, $1.9 million and $2.3 million for years ended December 31, 2022, 2021 and 2020, respectively. Variable lease expense was $0.8 million, $0.7 million and $1.2 million for years ended December 31, 2022, 2021 and 2020, respectively.Cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million, $1.8 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 10.0%, compared to a weighted-average remaining lease term of 2 years and weighted average discount rate of 10.0% as of December 31, 2021.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

2023	$1,776
2024	1,876
2025	896
Total lease payments	4,548
Less imputed interest	(515)
Present value of operating lease liabilities	$4,033

(8) Intangible Assets

At December 31, 2022 and 2021, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab). Barzolvolimab is in Phase 2 development. As of December 31, 2022, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. During the fourth quarter of 2020, the Company decided that although it had developed promising data for the AxL target within the TAM program, it would focus its efforts on out-licensing opportunities for its TAM program, a broad antibody discovery effort to generate antibodies that modulate the TAM family of RTKs, comprised of Tyro3, AxL and MerTK. As a result, the Company evaluated the TAM program IPR&D asset for potential impairment due to the change in projected development and regulatory timelines related to the program. The Company used a discounted cash flow fair value model and recorded a non-cash partial impairment charge of $14.5 million for the fourth quarter of 2020. During the third quarter of 2021, the Company evaluated its out-licensing progress since December 31, 2020 and the status and expectation for the TAM program. Despite the Company’s efforts to out-license, there was a lack of interest in the program from third parties. Therefore, the Company evaluated the TAM program IPR&D asset for potential impairment using a discounted cash flow fair value model and concluded that the TAM IPR&D asset was fully impaired. A non-cash impairment charge of $3.5 million was recorded for the third quarter of 2021. The Company evaluated the CDX-3379 IPR&D asset for potential impairment as a result of the discontinuation of the CDX-3379 program in the second quarter of 2020. The Company concluded that the CDX-3379 IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded during the second quarter of 2020. The Company performed its annual impairment test of the IPR&D asset related to the development of the anti-KIT program (including barzolvolimab) during the fourth quarter of 2022 and concluded that the IPR&D asset was not impaired. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

(9) Accrued Expenses

Accrued expenses include the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Accrued payroll and employee benefits	$7,526	$7,968
Accrued research and development contract costs	4,223	2,871
Accrued professional fees	766	878
Other accrued expenses	320	283
	$12,835	$12,000

(10) Other Long-Term Liabilities

Other long-term liabilities include the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 15)	$1,613	$1,613
Deferred income from sale of tax benefits	4,650	—
Contingent milestones (Note 4)	—	6,862
Deferred revenue (Note 13)	60	433
Total	6,323	8,908
Less current portion	(990)	(1,554)
Long-term portion	$5,333	$7,354

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed.

In November 2015, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $9.8 million to an independent third party for $9.2 million. During the year ended December 31, 2020, the Company recorded $1.8 million to other income related to the sale of these tax benefits.

(11) Stockholders’ Equity

Common Stock

In November 2020, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement.

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. During the year ended December 31, 2020, the Company issued 7,125,004 million shares of its common stock, under the agreement with Cantor resulting in net proceeds to the Company of $29.4 million, after deducting commission and offering expenses. At December 31, 2022, the Company had $50 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

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

Convertible Preferred Stock

At December 31, 2022, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the “Series C-1 Preferred Stock”). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2022 or 2021.

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

Employee Stock Purchase Plan

At December 31, 2022, a total of 276,666 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2022, 2021 and 2020, the Company issued 12,243, 21,867 and 39,817 shares under the 2004 ESPP Plan, respectively. At December 31, 2022, 176,232 shares were available for issuance under the 2004 ESPP Plan.

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

The 2021 Plan allows for grants of new awards until April 19, 2031. As of December 31, 2022, there were 2,227,595 shares outstanding under the 2008 Plan that will be rolled into the 2021 Plan if canceled. The Company’s Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2021 Plan.

A summary of stock option activity for the year ended December 31, 2022 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2021	4,077,667	$30.02	8.0
Granted	1,620,000	$23.19	—
Exercised	(458,254)	$8.22	—
Canceled	(153,751)	$48.36	—
Options outstanding at December 31, 2022	5,085,662	$29.26	7.9
Options vested and expected to vest at December 31, 2022	4,970,769	$29.40	7.8
Options exercisable at December 31, 2022	2,100,491	$40.05	6.6
Shares available for grant under the 2021 Plan	1,837,968	—	—

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $12.8 million, $9.4 million and $0.8 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended

December 31, 2022, 2021 and 2020 was $17.60, $22.16 and $8.08, respectively. The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $15.6 million, $5.9 million and $2.4 million, respectively.

The aggregate intrinsic value of stock options outstanding at December 31, 2022 was $122.6 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2022 was $120.1 million. The aggregate intrinsic value of stock options exercisable at December 31, 2022 was $54.1 million. As of December 31, 2022, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $42.9 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

Valuation and Expenses Information

Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was recorded as follows:

	2022	2021	2020

	(In thousands)
Research and development	$8,082	$4,525	$1,933
General and administrative	7,529	4,428	1,982
Total stock-based compensation expense	$15,611	$8,953	$3,915

The fair values of employee and director stock options granted during the years ended December 31, 2022, 2021 and 2020 were valued using the Black-Scholes option pricing model with the following assumptions:

	2022	2021	2020
Expected stock price volatility	90 - 97%	97 - 98%	91 - 98%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.7 - 4.2%	0.8 - 1.4%	0.5 - 0.7%
Expected dividend yield	None	None	None

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

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and an agreement with Gilead Sciences pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed price. The Company recognized $1.8 million, $4.1 million and $4.5 million in revenue under these agreements during the years ended December 31, 2022, 2021 and 2020, respectively.

During the third quarter of 2020, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health (NIH) to support the Company’s CDX-1140 and CDX-301 programs. The Company recognized $0.5 million, $0.4 million and $0.4 million in grant revenue under the award during the years ended December 31, 2022, 2021 and 2020, respectively.

Contract Assets and Liabilities

At December 31, 2022 and 2021, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2022, the Company had $0.1 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2021, the Company had $0.4 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2021 during the year ended December 31, 2022 was $0.4 million.

(14) Collaboration Agreements

The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.1 million, $0.1 million and $0.2 million was recorded to research and development expense for the years ended December 31, 2022, 2021 and 2020, respectively.

Yale University (Yale)

Under a license agreement with Yale, the Company may be required to make a one-time payment to Yale of $3.0 million with respect to barzolvolimab upon achievement of a specified commercial milestone. In addition, the Company may be required to pay a low single-digit royalty on annual worldwide net sales of barzolvolimab. Unless earlier terminated by us or Yale, the Yale license agreement is due to expire no later than May 2038 but may expire earlier on a country-by-country basis under specified circumstances.

(15) Income Taxes

The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Income tax benefit (provision):
Federal	$17,484	$18,513	$16,615
State	9,606	7,082	5,802
Expiration of NOLs and R&D credit	(16,862)	(14,210)	(20,294)
	10,228	11,385	2,123
Deferred tax valuation allowance	(10,228)	(11,158)	(956)
	$—	$227	$1,167

A reconciliation between the amount of reported income tax and the amount computed using the U.S. statutory rate is as follows:

	2022	2021	2020

	(In thousands)
Pre-tax loss	$(112,325)	$(70,738)	$(60,947)
Loss at statutory rates	(23,588)	(14,855)	(12,799)
Research and development credits	(3,876)	(2,422)	(1,778)
State taxes	(9,606)	(7,082)	(5,802)
Other	11,421	(941)	(1,152)
Change in fair value remeasurement of contingent consideration	(1,441)	(295)	(886)
Expiration of NOLs and R&D credit	16,862	14,210	20,294
Change in valuation allowance	10,228	11,158	956
Income tax (benefit) provision	$—	$(227)	$(1,167)

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The principal components of the deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021

	(In thousands)
Gross deferred tax assets
Net operating loss carryforwards	$188,255	$183,711
Tax credit carryforwards	50,688	47,927
Deferred research and development expenses	67,494	59,753
Stock-based compensation	9,993	14,719
Fixed assets	1,193	1,287
Accrued expenses and other	373	370
	317,996	307,767
Gross deferred tax liabilities
IPR&D intangibles	(6,840)	(6,840)
Total deferred tax assets and liabilities	311,156	300,927
Valuation allowance	(312,769)	(302,540)
Net deferred tax liability	$(1,613)	$(1,613)

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

The net deferred tax liability of $1.6 million at December 31, 2022 and 2021, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes. The Company recorded an income tax benefit of $0.2 million during the year ended December 31, 2021 due to a decrease in deferred tax liabilities resulting from the impairment of the TAM program IPR&D asset in the third quarter of 2021.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $623.1 million and $879.9 million, respectively, which may be available to offset certain future income tax liabilities and begin to expire in 2023 and 2029, respectively. Of the federal net operating loss carryforwards of $623.1 million, approximately $374.8 million are from 2018, 2019, 2020, 2021 and 2022 and have no expiration date. As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards of $41.4 million and $11.7 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2023 and 2022, respectively.

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

As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits.

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

(16) Retirement Savings Plan

The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(17) Kolltan Acquisition

On November 29, 2016, the Company acquired all of the share and debt interests of Kolltan, a clinical-stage biopharmaceutical company, in exchange for 1,217,200 shares of the Company’s common stock plus contingent consideration of up to $172.5 million payable in cash, in shares of Celldex’s common stock or a combination of both, in the sole discretion of Celldex and subject to provisions of the Agreement and Plan of Merger, dated November 1, 2016 (the “Merger Agreement”) with such contingent consideration based on the achievement of development, regulatory approval or sales-based milestones (“Kolltan Milestones”).

In October 2019, the Company received a letter from SRS, the hired representative of the former stockholders of Kolltan, notifying the Company that it objected to the Company’s characterization of the development, regulatory approval and sales-based Kolltan Milestones relating to CDX-0158 as having been abandoned and contending instead that the related milestone payments are due from Celldex to the Kolltan stockholders.

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

Pursuant to the terms of the Term Sheet and the Settlement Agreement, all milestone payments provided for by the Merger Agreement are replaced in their entirety with the following payments, each of which is payable only once:

(i)	The Company paid $15.0 million upon execution of the Settlement Agreement (the “Initial Payment”).
(ii)	The Company shall pay $15.0 million upon the Successful Completion (as defined in the Term Sheet) of a Phase 2 Clinical Trial (as defined in the Merger Agreement) of barzolvolimab, subject to the $2.5 million contractual credit as set forth in the Merger Agreement.

(iii)	The Company shall pay $52.5 million upon the first United States Food and Drug Administration or European Medicines Agency, or, in each case, any successor organization, regulatory approval of a Surviving Company Product (as defined the Term Sheet).

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

The Company paid the Initial Payment in cash in July 2022. Any future milestone payments related to the barzolvolimab program, which was subject to the Litigation, will be recorded when and if payment becomes probable and reasonably estimable in accordance with the loss contingency model under ASC 450. Milestones related to the remaining Surviving Company Products are measured at fair value in accordance with the contingent consideration model (refer to Note 4). When and if any of the remaining payments described above become due, they shall be payable, at the Company’s sole election, in either cash or stock (as set forth in the Merger Agreement) or a combination thereof.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, under “Information Regarding Our Current Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “The Board of Directors and Its Committees” and is incorporated herein by reference. If the 2023 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2023 Proxy Statement under “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. If the 2023 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the 2023 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. If the 2023 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2023 Proxy Statement under “Election of Directors” and “Approval of Related Person Transactions and Transactions with Related Persons” and is incorporated herein by reference. If the 2023 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the 2023 Proxy Statement under “Independent Registered Public Accounting Firm” and is incorporated herein by reference. If the 2023 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

(3)	Exhibits:

		Incorporated by Reference to
		Form and	Exhibit	SEC
No.	Description	SEC File No.	No.	Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
2.2	Binding Settlement Term Sheet, dated June 20, 2022, by and between Shareholder Representatives Services LLC, solely in its capacity as Stockholders Representative, and Celldex Therapeutics, Inc.	8-K (000-15006)	10.1	6/23/22
2.3	Confidential Settlement Agreement and Mutual Release, dated July 15, 2022, by and between Shareholder Representatives Services LLC, solely in its capacity as Stockholders Representative, and Celldex Therapeutics, Inc.	8-K (000-15006)	10.1	7/18/22
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08

3.8	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
3.9	Second Amended and Restated By-Laws of Celldex Therapeutics, Inc., dated November 3, 2022	10-Q (000-15006)	3.1	11/9/22
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
4.3	Description of Securities	Filed herewith
Material Contracts-Leases
10.1	Commercial Lease Agreement of May 1, 1996 between the Company and Fourth Avenue Ventures Limited Partnership	10-Q/A (000-15006)	10.11	8/23/96
10.2	Extension of Lease Agreement of May 1, 1997 between the Company and DIV Needham 53 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated as of August 23, 2001	10-K (000-15006)	10.9	3/27/02
10.3	First Amendment to Lease by and between the Company and DIV Needham 115 LLC (successor in interest to Fourth Avenue Ventures Limited Partnership) dated November 29, 2005	10-K (000-15006)	10.40	3/16/06
10.4	Second Amendment to Lease by and between the Company and DIV Needham 115 LLC dated as of August 1, 2015	10-K/A (000-15006)	10.4	2/25/16
*10.5	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.6	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.7	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.8	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.9	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.10	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.11	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.12	Eighth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16

10.13	Ninth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of October 1, 2019	10-K (000-15006)	10.13	3/26/20
10.14	Tenth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of August 1, 2022	10-Q (000-15006)	10.2	11/9/22
10.15	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.16	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
10.17	Second Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of March 8, 2019	10-Q (000-15006)	10.1	5/7/19
10.18	Third Amendment to Lease Agreement between the Company and Perryville SPE LLC (successor-in-interest) to Crown Perryville, LLC dated as of May 23, 2022	10-Q (000-15006)	10.3	8/8/22

10.19	Extension of Lease Agreement between the Company and University of Massachusetts Dartmouth dated as of July 1, 2020	10-Q (000-15006)	10.1	8/6/20

Material Contracts-License, Collaboration, Supply and Distribution Agreements

*10.20	Amended and Restated License Agreement by and between the Company and Yale University dated as of July 26, 2022	10-Q (000-15006)	10.1	11/9/22

Material Contracts-Stock Purchase, Financing and Credit Agreements

10.21	Sales Agreement, dated May 19, 2016, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	8-K (000-15006)	1.1	5/19/16

Material Contracts-Management Contracts and Compensatory Plans

†10.22	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/17/21
†10.23	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective June 18, 2020).	8-K (000-15006)	10.1	6/18/20
†10.24	Celldex Therapeutics, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (effective as of June 19, 2019)	8-K (000-15006)	10.2	6/19/19
†10.25	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	7/1/21
†10.26	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	7/1/21
†10.27	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	7/1/21
†10.28	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	7/1/21
†10.29	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	7/1/21

†10.30	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	7/1/21
†10.31	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	7/1/21
†10.32	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	7/1/21
†10.33	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Diane Young, M.D.	8-K (000-15006)	10.9	7/1/21
†10.34	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Freddy Jimenez	8-K (000-15006)	10.10	7/1/21
†10.35	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Award Agreement	8-K (000-15006)	10.2	6/17/21
†10.36	Celldex Therapeutics, Inc. 2021 Plan Form of Incentive Stock Option Grant Agreement	8-K (000-15006)	10.3	6/17/21
†10.37	Celldex Therapeutics, Inc. 2021 Plan Form of Nonqualified Stock Option Grant Agreement	8-K (000-15006)	10.4	6/17/21
†10.38	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Unit Award Agreement	8-K (000-15006)	10.5	6/17/21
†10.39	2008 Plan Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.40	2008 Plan Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CELLDEX THERAPEUTICS, INC.

	By:	/s/ ANTHONY S. MARUCCI
Date February 28, 2023		Anthony S. Marucci President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI	President, Chief Executive Officer, and Director	February 28, 2023
Anthony S. Marucci	(Principal Executive Officer)

/s/ SAM MARTIN	Senior Vice President,	February 28, 2023
Sam Martin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ KAREN L. SHOOS	Director, Chair of the Board of Directors	February 28, 2023
Karen L. Shoos

/s/ KEITH L. BROWNLIE	Director	February 28, 2023
Keith L. Brownlie

/s/ CHERYL L. COHEN	Director	February 28, 2023
Cheryl L. Cohen

/s/ HERBERT J. CONRAD	Director	February 28, 2023
Herbert J. Conrad

/s/ RITA I. JAIN, M.D,	Director	February 28, 2023
Rita I. Jain, M.D.

/s/ JAMES J. MARINO	Director	February 28, 2023
James J. Marino

/s/ GARRY A. NEIL, M.D.	Director	February 28, 2023
Garry A. Neil, M.D.

/s/ HARRY H. PENNER, JR.	Director	February 28, 2023
Harry H. Penner, Jr.