Form 10-Q
period 2023-03-31
Celldex Therapeutics, Inc.
filed 2023-05-04
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, 47,252,469 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$54,123	$29,429
Marketable securities	224,264	275,523
Accounts and other receivables	1,314	347
Prepaid and other current assets	9,896	12,394
Total current assets	289,597	317,693
Property and equipment, net	3,995	3,747
Operating lease right-of-use assets, net	3,633	4,001
Intangible assets	27,190	27,190
Other assets	104	104
Total assets	$324,519	$352,735
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,374	$3,340
Accrued expenses	9,374	12,835
Current portion of operating lease liabilities	1,493	1,445
Current portion of other long-term liabilities	978	990
Total current liabilities	15,219	18,610
Long-term portion of operating lease liabilities	2,157	2,588
Other long-term liabilities	4,403	5,333
Total liabilities	21,779	26,531
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 47,244,681 and 47,200,695 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	1,585,863	1,580,829
Accumulated other comprehensive income	2,123	1,260
Accumulated deficit	(1,285,293)	(1,255,932)
Total stockholders’ equity	302,740	326,204
Total liabilities and stockholders’ equity	$324,519	$352,735

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Product development and licensing agreements	$—	$30
Contracts and grants	967	144
Total revenues	967	174

Operating expenses:
Research and development	26,798	17,056
General and administrative	6,640	6,911
Gain on fair value remeasurement of contingent consideration	—	(536)
Total operating expenses	33,438	23,431

Operating loss	(32,471)	(23,257)
Investment and other income, net	3,110	207
Net loss	$(29,361)	$(23,050)

Basic and diluted net loss per common share	$(0.62)	$(0.49)

Shares used in calculating basic and diluted net loss per share	47,214	46,739

Comprehensive loss:
Net loss	$(29,361)	$(23,050)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	863	(1,782)
Comprehensive loss	$(28,498)	$(24,832)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(29,361)	$(23,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726	811
Amortization and premium of marketable securities, net	(1,256)	772
Gain on fair value remeasurement of contingent consideration	—	(536)
Stock-based compensation expense	4,340	3,153
Changes in operating assets and liabilities:
Accounts and other receivables	(967)	(71)
Prepaid and other current assets	2,722	(7,148)
Accounts payable and accrued expenses	(3,448)	(2,738)
Other liabilities	(1,325)	4,273
Net cash used in operating activities	(28,569)	(24,534)
Cash flows from investing activities:
Sales and maturities of marketable securities	127,000	27,845
Purchases of marketable securities	(73,846)	(16,890)
Acquisition of property and equipment	(585)	(575)
Net cash provided by investing activities	52,569	10,380
Cash flows from financing activities:
Proceeds from issuance of stock from employee benefit plans	694	304
Net cash provided by financing activities	694	304

Net increase (decrease) in cash and cash equivalents	24,694	(13,850)
Cash and cash equivalents at beginning of period	29,429	39,143
Cash and cash equivalents at end of period	$54,123	$25,293

Non-cash investing activities
Accrued construction in progress	$134	$53

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2023.

At March 31, 2023, the Company had cash, cash equivalents and marketable securities of $278.4 million. The Company has had recurring losses and incurred a loss of $29.4 million for the three months ended March 31, 2023. Net cash used in operations for the three months ended March 31, 2023 was $28.6 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, except as it relates to the adoption of new accounting standards during the first three months of 2023 as discussed below.

Newly Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model and establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has reviewed recently issued accounting pronouncements and concluded they are either not applicable to the business or not expected to have a material impact on the Company’s consolidated financial statements as a result of future adoption.

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	March 31, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$54,089	—	$54,089	—
Marketable securities	224,264	—	224,264	—
	$278,353	—	$278,353	—

	As of
	December 31, 2022	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$16,813	—	$16,813	—
Marketable securities	275,523	—	275,523	—
	$292,336	—	$292,336	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of March 31, 2023 and December 31, 2022. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

During the three months ended March 31, 2023, there was no gain or loss on fair value remeasurement of contingent consideration. During the three months ended March 31, 2022, the Company recorded a $0.5 million gain on fair value remeasurement of contingent consideration primarily due to changes in discount rates. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the three months ended March 31, 2023.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

	(In thousands)
March 31, 2023
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$81,514	$47	$(51)	$81,510
Maturing after one year through three years	15,064	12	—	15,076
Total U.S. government and municipal obligations	$96,578	$59	$(51)	$96,586
Corporate debt securities
Maturing in one year or less	$128,159	$—	$(481)	$127,678
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$128,159	$—	$(481)	$127,678
Total marketable securities	$224,737	$59	$(532)	$224,264

	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of March 31, 2023 and December 31, 2022. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. The Company has the intent and ability to hold such marketable securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2023.

Marketable securities include $0.6 million and $0.8 million in accrued interest at March 31, 2023 and December 31, 2022, respectively.

(5)  Intangible Assets

At March 31, 2023 and December 31, 2022, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired IPR&D related to the development of the anti-KIT program, including barzolvolimab (also referred to as CDX-0159), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 2 development. As of March 31, 2023, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,613	$1,613
Deferred Income From Sale of Tax Benefits	3,720	4,650
Deferred revenue (Note 10)	48	60
Total	5,381	6,323
Less current portion	(978)	(990)
Long-term portion	$4,403	$5,333

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million in other income related to the sale of these tax benefits during the three months ended March 31, 2023.

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At March 31, 2023, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

The changes in Stockholders’ Equity during the three months ended March 31, 2023 and 2022 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	43,986	—	694	—	—	694
Stock-based compensation	—	—	4,340	—	—	4,340
Unrealized gain on marketable securities	—	—	—	863	—	863
Net loss	—	—	—	—	(29,361)	(29,361)
Consolidated balance at March 31, 2023	47,244,681	$47	$1,585,863	$2,123	$(1,285,293)	$302,740

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	24,150	—	304	—	—	304
Stock-based compensation	—	—	3,153	—	—	3,153
Unrealized loss on marketable securities	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(23,050)	(23,050)
Consolidated balance at March 31, 2022	46,754,348	$47	$1,564,599	$112	$(1,166,657)	$398,101

(8)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2023 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2022	5,085,662	$29.26	7.9
Granted	26,900	$43.17
Exercised	(37,492)	$15.18
Canceled	(107,306)	$20.95
Options outstanding at March 31, 2023	4,967,764	$29.62	7.6
Options vested and expected to vest at March 31, 2023	4,884,568	$29.72	7.6
Options exercisable at March 31, 2023	2,273,841	$38.18	6.4
Shares available for grant under the 2021 Plan	1,918,374

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2023 was $33.25.

The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2023 was $78.1 million. The aggregate intrinsic value of stock options exercisable at March 31, 2023 was $42.0 million. As of March 31, 2023, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $38.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.5 years.

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was recorded as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Research and development	$2,162	$1,614
General and administrative	2,178	1,539
Total stock-based compensation expense	$4,340	$3,153

The fair values of employee, consultant and non-employee director stock options granted during the three months ended March 31, 2023 and 2022 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2023	2022
Expected stock price volatility	92%	91 - 97%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	3.7 - 4.0%	1.7 - 1.9%
Expected dividend yield	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2023 are summarized below:

	Unrealized
	Loss on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2022	$(1,336)	$2,596	$1,260
Other comprehensive gain	863	—	863
Balance at March 31, 2023	$(473)	$2,596	$2,123

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2023.

(10)  Revenue

Contract and Grants Revenue

The Company has entered into an agreement with Rockefeller University pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $1.0 million and $0.1 in revenue under this agreement during the three months ended March 31, 2023, and 2022, respectively.

Contract Assets and Liabilities

At March 31, 2023 and December 31, 2022, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At March 31, 2023, the Company had $0.0 million in contract liabilities recorded. At December 31, 2022, the Company had $0.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2022 during the three ended March 31, 2023 was $0.0 million.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2023 and December 31, 2022.

The net deferred tax liability of $1.6 million at March 31, 2023 and December 31, 2022 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Three Months Ended March 31,
	2023	2022
Stock Options	4,967,764	4,064,557
Restricted Stock	—	—
	4,967,764	4,064,557

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in an early development stage;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying development, regulatory approval and sales-based milestones under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”) and our related settlement agreement with Kolltan;

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties;
●	the impact of the COVID-19 pandemic on our business or on the economy generally; and
●	the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022 and other reports that we file with the SEC.

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: In June and July 2022 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 2 studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU); completion of enrollment to the Phase 2 CSU study is expected in the third quarter of 2023 and we anticipate reporting topline data from this study either in late 2023 or in the first quarter of 2024. Positive interim data from the ongoing Phase 1b study in CSU were reported in February 2023 and an update will be presented in June 2023. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 and in December 2022 in patients with cold urticaria and symptomatic dermographism. Data from the cholinergic cohort included in the CIndU study will be presented in June 2023;

-	Prurigo Nodularis (PN): In December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN; enrollment was closed in February 2023 and we plan to present data from the study in the fourth quarter of 2023;

-	Eosinophilic Esophagitis (EoE): We plan to initiate a Phase 2 study in EoE in June of 2023.

●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

During the past five years through December 31, 2022, we incurred an aggregate of $ 287.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2023 and 2022. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022

	(In thousands)
Barzolvolimab/Anti-KIT Program	$17,683	$9,668
CDX‑585	2,209	2,456
Other Programs	6,906	4,932
Total R&D Expense	$26,798	$17,056

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

Chronic Spontaneous Urticaria (CSU)

CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. CSU is one of the most frequent dermatologic diseases with a prevalence of 0.5-1.0% of the total population or up to approximately 1 to 3 million patients in the United States (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet. Org). Approximately 50% of patients with CSU achieve symptomatic control with antihistamines. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine refractory patients. Consequently, there is a need for additional therapies.

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

In February 2023, we reported positive interim data from the CSU study. As of the data cut-off date on November 29, 2022, enrollment was complete with 45 patients with moderate to severe CSU refractory to antihistamines enrolled and treated [35 barzolvolimab (n=9 in 0.5 mg/kg; n=8 in 1.5 mg/kg; n=9 in 3.0 mg/kg; n=9 in 4.5 mg/kg) and 10 placebo]. The 0.5 mg/kg, 1.5 mg/kg and 3.0 mg/kg cohorts had completed study participation through 24 weeks; 6 of 9 patients in the 4.5 mg/kg cohort had completed through the week 20 visit. Complete data were included for all patients in dose levels through 3.0 mg/kg through 24 weeks. All available data for the mg/kg and placebo dose levels were presented for adverse events. Activity data for the 4.5 mg/kg dose level were reported through week 20. Activity data for the 0.5 mg/kg and placebo group were only included through week 12 because, as expected, most patients from these groups had significant symptoms ahead of week 24 and discontinued follow up. Two patients did not receive all doses of study treatment [4.5 mg/kg (1), placebo (1)].

●	Barzolvolimab resulted in rapid, marked and durable responses in patients with moderate to severe CSU refractory to antihistamines, including patients with prior omalizumab treatment.

●	The 1.5 mg/kg, 3.0 mg/kg and 4.5 mg/kg dose groups showed similar markedly improved urticaria symptoms and disease control with sustained durability up to 24 weeks.

●	Mean reduction from baseline in urticaria activity (UAS7) at week 12 of 67% in the 1.5 mg/kg dose group (n=8), 67% in the 3.0 mg/kg dose group (n=9) and 82% in the 4.5 mg/kg dose group (n=9).

●	Complete response (UAS7=0) at week 12 of 57% in the 1.5 mg/kg dose group, 44% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group.

●	Well-controlled disease (UCT≥ 12) at week 12 of 75% in the 1.5 mg/kg dose group, 63% in the 3.0 mg/kg dose group and 89% in the 4.5 mg/kg dose group.

●	During post-treatment follow up, 7 of 8 (88%) patients who had been treated with barzolvolimab 1.5 mg/kg or 3.0 mg/kg and had a complete response (UAS7=0) at week 12 maintained their complete response through 24 weeks. Two additional patients treated with these doses who were not a complete response at week 12 had a complete response at week 24. 6 of 6 (100%) patients treated with barzolvolimab 4.5 mg/kg maintained their complete response through their last assessment with additional follow up ongoing.

●	Patients with prior omalizumab therapy had similar symptom improvement as all patients.

●	Rapid onset of responses after initial dosing and sustained durability were observed; onset as early as 1 week after the first dose and prolonged symptom control in some patients for up to 24 weeks.

●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.

●	Barzolvolimab was well tolerated with a favorable safety profile; effects of multiple dose administration were consistent with observations in single dose studies. Most AEs were mild or moderate in severity and resolved while on study. The most common treatment emergent adverse events were hair color changes, COVID-19, headache, neutropenia and urinary tract infections (UTIs). UTIs and COVID-19 were reported as unrelated to treatment. There was one serious adverse event of salmonella gastroenteritis which was also not related to study therapy. Changes in hematologic parameters were consistent with observations in single dose studies, with no pattern of further decreases with multiple doses; hematologic values generally remained within the normal range and returned to baseline levels during the follow up period. Five patients had decreases in neutrophil counts reported as AEs; four of which were previously reported in the EAACI 2022 data presentation. The pattern observed in the neutrophil changes for these patients was similar to the pattern seen in patients across the barzolvolimab program to date— generally transient, asymptomatic, and mild and typically occurring in patients with screening and baseline neutrophil counts at the lower end of the normal range on study initiation.

Updated data from this study have been accepted for oral presentation in June at the EAACI Hybrid Congress 2023.

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

●	Rapid (as early as 1 week) and durable responses were observed in all patients as assessed by provocation testing. A complete response was achieved in 95% (n = 19/20) of patients (n = 10/10 ColdU; n = 9/10 SD). The median duration (range) of complete response through the 12-week observation period was 77+ days (29–86; n = 10) for patients with ColdU and 57+ days (16–70; n= 9) for patients with SD. All three patients who experienced insufficient response to omalizumab treatment had a complete response after treatment with barzolvolimab.
●	Following a single dose of barzolvolimab rapid improvements in urticaria control was observed. A UCT score of ≥12 (well controlled) was achieved by 80% (n = 16/20) of the patients within week 4 post-treatment. By week 8, all patients (100%; n = 20/20) achieved well-controlled urticaria, which was sustained to week 12 post-dose by 80% (n = 16/20) of patients. Complete urticaria control (UCT = 16) was achieved by 35% (n = 7/20), 65% (n = 13/20), and 40% (n = 8/20) at weeks 4, 8, and 12, respectively.
●	At baseline, patients in both treatment groups reported disease impact on their QoL. Disease impact significantly decreased after dosing; a score of 0–1 (minimal/none) was achieved by 80% (n = 16/20) for all patients who completed the DLQI during the study. Additionally, clinically meaningful improvements in QoL were attained and sustained to week 12.
●	A single dose of barzolvolimab led to marked decreases in tryptase and in skin mast cells. The kinetics correlated with improvements in provocation testing and clinical activity, consistent with a central role for mast cells in the pathogenesis of ColdU and SD. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	Barzolvolimab was well tolerated. Most adverse events were mild, and the most common (≥3 patients) were hair color changes (76%; n = 16/21), infusion reactions (43%; n = 9/21), taste changes (38%; n = 8/21), nasopharyngitis (24%; n = 5/21), malaise (24%; n = 5/21), and headache (19%; n = 4/21). Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt or umami) are consistent with inhibiting KIT signaling in other cell types and completely resolved over time during follow-up. Infusion reactions, which manifested as localized hives and itching as well as erythema and feeling hot, resolved spontaneously. One patient with a history of fainting experienced loss of consciousness during infusion. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed in this patient. Overall, mean hematology parameters remained within the normal ranges—an important finding for a KIT inhibitor. Mild, transient, and asymptomatic decreases in hemoglobin and white blood cell parameters occurred for some patients.

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

Data from the cholinergic cohort in the Phase 1b CIndU study have been accepted for oral presentation in June at the EAACI Hybrid Congress 2023.

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

Prurigo Nodularis (PN)

We have expanded clinical development of barzolvolimab into prurigo nodularis (PN). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There is currently only one FDA approved therapy for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study designed to assess the safety and treatment effects across multiple dosing cohorts of barzolvolimab in up to 30 patients with PN. Enrolling an intravenous, early stage study in the dermatology setting has been a challenge and the study has taken longer than expected to complete. In February 2023, we closed enrollment at 24 patients, which we believe will provide sufficient data for analysis to inform future development decisions in PN. The study remains blinded. We plan to present data from the ongoing study, including 24 weeks of follow-up, in the fourth quarter at a medical meeting and are planning for the initiation of a Phase 2 subcutaneous study in PN in late 2023 or early 2024.

Eosinophilic Esophagitis (EoE)

In February 2022, we announced that we will be expanding clinical development of barzolvolimab into eosinophilic esophagitis (EoE), the most common type of eosinophilic gastrointestinal disease. EoE is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there is only one FDA approved therapy for EoE, representing an area of significant unmet need. Industry sources estimate there are approximately 160,000 patients in the United States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and barzolvolimab’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study and plan to initiate a Phase 2 multi-center, randomized, double-blind, placebo-controlled subcutaneous study designed to assess the treatment effects and safety of barzolvolimab in patients with EoE in June of 2023.

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

In February 2022, we reported interim data after completing the in-life dosing portion of our six-month chronic toxicology study in non-human primates. The only clinically adverse finding at the completion of dosing was a profound impact on spermatogenesis, an expected and well understood effect of KIT inhibition. As a standard part of toxicology studies, some animals from each group continued to be observed through a recovery period to understand the reversibility of any adverse findings. Due to the very high concentrations of barzolvolimab at the end of dosing, the recovery period was approximately one year. As we expected, and consistent with previous findings with KIT blocking antibodies, we were pleased to report in December 2022, that during this recovery period spermatogenesis fully recovered in all male animals as measured by both sperm count and motility. The final histologic analysis and study report were completed in early 2023 and were consistent with previously reported results. We are encouraged with these findings and believe these data strongly support our Phase 2 studies in urticaria and in future indications.

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

CDX-585

CDX-585 combines our proprietary highly active PD-1 blockade and anti-ILT4 blockade to prevent immunosuppressive signals in T cells and myeloid cells, respectively. ILT4 is emerging as an important immune checkpoint on myeloid cells and is thought to contribute to resistance to PD-1 blockade. Interactions of PD-1 and ILT4 with their ligands are known to deliver immune suppressive signals that can attenuate anti-tumor immune responses. The concept behind CDX-585 is to simultaneously inhibit both T cell and myeloid suppressive signals to potentiate the anti-tumor activity of both cell types, and potentially overcome PD-1 resistance. In preclinical studies, CDX-585 was demonstrated to be a potent inhibitor of PD-1 signaling in comparison to the approved PD-1 antibody, nivolumab. In addition, CDX-585 activated and promoted a strong inflammatory phenotype in human macrophage and dendritic cell cultures. Together these activities of CDX-585 enhanced the response in a mixed lymphocyte reaction assay above that observed for either parental mAb or the combination of the PD-1 and ILT4 mAbs. The in vivo efficacy of CDX-585 was also demonstrated in a melanoma humanized mouse model. CDX-585 has successfully completed GMP manufacturing and IND-enabling studies to support clinical development. CDX-585 will initially be developed for the treatment of solid tumors either as monotherapy or in combination with other oncologic treatments and is expected to enter the clinic in mid-2023 in patients with advanced malignancies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies and estimates. There have been no material changes to such critical accounting policies or estimates. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2023	2022	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$—	$30	$(30)	(100)%
Contracts and grants	967	144	823	572%
Total revenues	$967	$174	$793	456%
Operating expenses:
Research and development	26,798	17,056	9,742	57%
General and administrative	6,640	6,911	(271)	(4)%
Gain on fair value remeasurement of contingent consideration	—	(536)	(536)	(100)%
Total operating expenses	33,438	23,431	10,007	43%
Operating loss	(32,471)	(23,257)	9,214	40%
Investment and other income, net	3,110	207	2,903	1,402%
Net loss	$(29,361)	$(23,050)	$6,311	27%

Net Loss

The $6.3 million increase in net loss for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in research and development expense, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended March 31, 2023 was relatively consistent with the three months ended March 31, 2022. The $0.8 million increase in contracts and grants revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in revenue from our contract manufacturing and research and development agreement with Rockefeller University. We expect revenue to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2023	2022	$	%

	(In thousands)
Personnel	$9,024	$7,527	$1,497	20%
Laboratory supplies	1,408	1,637	(229)	(14)%
Facility	1,209	1,306	(97)	(7)%
Product development	13,295	5,158	8,137	158%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.5 million increase in personnel expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.2 million decrease in laboratory supply expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended March 31, 2023 was relatively consistent with the three months ended March 31, 2022. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $8.1 million increase in product development expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.3 million decrease in general and administrative expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a decrease in legal expenses, partially offset by an increase in stock-based compensation expense. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Gain on Fair Value Remeasurement of Contingent Consideration

The $0.5 million gain on fair value remeasurement of contingent consideration for the three months ended March 31, 2022 was primarily due to changes in discount rates.

Investment and Other Income, Net

The $2.9 million increase in investment and other income, net for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher interest rates on fixed income investments and higher other income related to our sale of New Jersey tax benefits. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

At March 31, 2023, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $278.4 million. We have had recurring losses and incurred a loss of $29.4 million for the three months ended March 31, 2023. Net cash used in operations for the three months ended March 31, 2023 was $28.6 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2023 are sufficient to meet estimated working capital requirements and fund planned operations through 2025, which include our ongoing Phase 1b studies in urticaria and prurigo nodularis and our ongoing and planned Phase 2 studies in CSU, CIndU and EoE. This could be impacted if we elect to pay the future milestones under the Settlement Agreement with SRS, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $28.6 million for the three months ended March 31, 2023 as compared to $24.5 million for the three months ended March 31, 2022. The increase in net cash used in operating activities was primarily due to an increase in research and development expenses, partially offset by an increase in investment income as a result of higher interest rates on fixed income investments. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $52.6 million for the three months ended March 31, 2023 as compared to $10.4 million for the three months ended March 31, 2022. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $53.2 million for the three months ended March 31, 2023 as compared to net purchases of $11.0 million for the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2023 as compared to $0.3 million for the three months ended March 31, 2022. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances under employee benefit plans.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2023 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2023, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Senior Vice President and Chief Financial Officer
**32.1	Section 1350 Certifications
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 4, 2023	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 4, 2023	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)