Form 10-Q
period 2023-06-30
Celldex Therapeutics, Inc.
filed 2023-08-08
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, 47,260,804 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$28,224	$29,429
Marketable securities	224,473	275,523
Accounts and other receivables	118	347
Prepaid and other current assets	12,005	12,394
Total current assets	264,820	317,693
Property and equipment, net	3,938	3,747
Operating lease right-of-use assets, net	3,256	4,001
Intangible assets	27,190	27,190
Other assets	107	104
Total assets	$299,311	$352,735
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$881	$3,340
Accrued expenses	12,257	12,835
Current portion of operating lease liabilities	1,530	1,445
Current portion of other long-term liabilities	978	990
Total current liabilities	15,646	18,610
Long-term portion of operating lease liabilities	1,725	2,588
Other long-term liabilities	4,403	5,333
Total liabilities	21,774	26,531
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 47,253,813 and 47,200,695 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	1,591,213	1,580,829
Accumulated other comprehensive income	2,072	1,260
Accumulated deficit	(1,315,795)	(1,255,932)
Total stockholders’ equity	277,537	326,204
Total liabilities and stockholders’ equity	$299,311	$352,735

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Product development and licensing agreements	$16	$—	$16	$30
Contracts and grants	252	163	1,218	307
Total revenues	268	163	1,234	337

Operating expenses:
Research and development	26,252	20,731	53,049	37,786
General and administrative	7,221	7,154	13,861	14,066
Gain on fair value remeasurement of contingent consideration	—	(6,326)	—	(6,862)
Litigation settlement related loss	—	15,000	—	15,000
Total operating expenses	33,473	36,559	66,910	59,990

Operating loss	(33,205)	(36,396)	(65,676)	(59,653)
Investment and other income, net	2,703	392	5,813	599
Net loss	$(30,502)	$(36,004)	$(59,863)	$(59,054)

Basic and diluted net loss per common share	$(0.65)	$(0.77)	$(1.27)	$(1.26)

Shares used in calculating basic and diluted net loss per share	47,253	46,759	47,233	46,749

Comprehensive loss:
Net loss	$(30,502)	$(36,004)	$(59,863)	$(59,054)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(51)	(529)	812	(2,311)
Comprehensive loss	$(30,553)	$(36,533)	$(59,051)	$(61,365)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(59,863)	$(59,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,482	1,552
Amortization and premium of marketable securities, net	(2,416)	1,308
Loss (gain) on sale or disposal of assets	—	57
Gain on fair value remeasurement of contingent consideration	—	(6,862)
Stock-based compensation expense	9,557	6,607
Changes in operating assets and liabilities:
Accounts and other receivables	229	75
Prepaid and other current assets	(61)	(8,485)
Other assets	(3)	—
Accounts payable and accrued expenses	(2,970)	(862)
Litigation settlement payable	—	15,000
Other liabilities	(1,720)	3,886
Net cash used in operating activities	(55,765)	(46,778)
Cash flows from investing activities:
Sales and maturities of marketable securities	210,150	106,756
Purchases of marketable securities	(155,422)	(69,847)
Acquisition of property and equipment	(995)	(1,248)
Net cash provided by investing activities	53,733	35,661
Cash flows from financing activities:
Proceeds from issuance of stock from employee benefit plans	827	375
Net cash provided by financing activities	827	375

Net decrease in cash and cash equivalents	(1,205)	(10,742)
Cash and cash equivalents at beginning of period	29,429	39,143
Cash and cash equivalents at end of period	$28,224	$28,401

Non-cash investing activities
Accrued construction in progress	$46	$54

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

At June 30, 2023, the Company had cash, cash equivalents and marketable securities of $252.7 million. The Company has had recurring losses and incurred a loss of $59.9 million for the six months ended June 30, 2023. Net cash used in operations for the six months ended June 30, 2023 was $55.8 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, except as it relates to the adoption of new accounting standards during the first six months of 2023 as discussed below.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	June 30, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,710	—	$19,710	—
Marketable securities	224,473	—	224,473	—
	$244,183	—	$244,183	—

	As of
	December 31, 2022	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$16,813	—	$16,813	—
Marketable securities	275,523	—	275,523	—
	$292,336	—	$292,336	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of June 30, 2023 and December 31, 2022. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

During the three and six months ended June 30, 2023, there was no gain or loss on fair value remeasurement of contingent consideration. During the three and six months ended June 30, 2022, the Company recorded a $6.3 million and $6.9 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to the Company’s decision to deprioritize the CDX-1140 program. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the six months ended June 30, 2023.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
June 30, 2023
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$96,632	$—	$(268)	$96,364
Maturing after one year through three years	10,716	—	(34)	10,682
Total U.S. government and municipal obligations	$107,348	$—	$(302)	$107,046
Corporate debt securities
Maturing in one year or less	$73,263	$1	$(144)	$73,120
Maturing after one year through three years	44,387	1	(81)	44,307
Total corporate debt securities	$117,650	$2	$(225)	$117,427
Total marketable securities	$224,998	$2	$(527)	$224,473

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of June 30, 2023 and December 31, 2022. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. The Company has the intent and ability to hold such marketable securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2023.

Marketable securities include $1.3 million and $0.8 million in accrued interest at June 30, 2023 and December 31, 2022, respectively.

(5)  Intangible Assets

At June 30, 2023 and December 31, 2022, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired IPR&D related to the development of the anti-KIT program, including barzolvolimab (also referred to as CDX-0159), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 2 development. As of June 30, 2023, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.9 million in other income related to the sale of these tax benefits during the three and six months ended June 30, 2023.

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At June 30, 2023, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

The changes in Stockholders’ Equity during the three and six months ended June 30, 2023 and 2022 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	43,986	—	694	—	—	694
Stock-based compensation	—	—	4,340	—	—	4,340
Unrealized gain on marketable securities	—	—	—	863	—	863
Net loss	—	—	—	—	(29,361)	(29,361)
Consolidated balance at March 31, 2023	47,244,681	$47	$1,585,863	$2,123	$(1,285,293)	$302,740
Shares issued under stock option and employee stock purchase plans	9,132	—	133	—	—	133
Stock-based compensation	—	—	5,217	—	—	5,217
Unrealized loss on marketable securities	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(30,502)	(30,502)
Consolidated balance at June 30, 2023	47,253,813	$47	$1,591,213	$2,072	$(1,315,795)	$277,537

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	24,150	—	304	—	—	304
Stock-based compensation	—	—	3,153	—	—	3,153
Unrealized loss on marketable securities	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(23,050)	(23,050)
Consolidated balance at March 31, 2022	46,754,348	$47	$1,564,599	$112	$(1,166,657)	$398,101
Shares issued under stock option and employee stock purchase plans	10,355	—	71	—	—	71
Stock-based compensation	—	—	3,454	—	—	3,454
Unrealized loss on marketable securities	—	—	—	(529)	—	(529)
Net loss	—	—	—	—	(36,004)	(36,004)
Consolidated balance at June 30, 2022	46,764,703	$47	$1,568,124	$(417)	$(1,202,661)	$365,093

(8)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2023 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2022	5,085,662	$29.26	7.9
Granted	1,534,575	$36.92
Exercised	(46,624)	$15.63
Canceled	(127,852)	$31.62
Options outstanding at June 30, 2023	6,445,761	$31.13	8.0
Options vested and expected to vest at June 30, 2023	6,284,352	$31.16	7.9
Options exercisable at June 30, 2023	2,896,986	$33.88	6.7
Shares available for grant under the 2021 Plan	1,031,245

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2023 was $28.32 and $28.41, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at June 30, 2023 was $68.6 million. The aggregate intrinsic value of stock options exercisable at June 30, 2023 was $46.6 million. As of June 30, 2023, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $73.8 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.9 years.

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Research and development	$2,489	$1,798	$4,650	$3,412
General and administrative	2,728	1,656	4,907	3,195
Total stock-based compensation expense	$5,217	$3,454	$9,557	$6,607

The fair values of employee, consultant and non-employee director stock options granted during the three and six months ended June 30, 2023 and 2022 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expected stock price volatility	92%	90 - 91%	92%	90 – 97%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	3.5 – 3.9%	2.7 - 3.6%	3.5 – 4.0%	1.7 – 3.6%
Expected dividend yield	None	None	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2023 are summarized below:

	Unrealized
	Loss on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2022	$(1,336)	$2,596	$1,260
Other comprehensive gain	812	—	812
Balance at June 30, 2023	$(524)	$2,596	$2,072

No amounts were reclassified out of accumulated other comprehensive income during the six months ended June 30, 2023.

(10)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.2 million and $1.2 million in revenue under the agreements with Rockefeller during the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively.

Contract Assets and Liabilities

At June 30, 2023 and December 31, 2022, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At June 30, 2023, the Company had less than $0.1 million in contract liabilities recorded. At December 31, 2022, the Company had $0.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2022 during the six months ended June 30, 2023 was less than $0.1 million.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of June 30, 2023 and December 31, 2022.

The net deferred tax liability of $1.6 million at June 30, 2023 and December 31, 2022 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Six Months Ended June 30,
	2023	2022
Stock Options	6,445,761	5,590,213
Restricted Stock	—	—
	6,445,761	5,590,213

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: In June and July 2022 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 2 studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU); completion of enrollment to the Phase 2 CSU study was announced in July 2023 and we anticipate reporting topline data from this study in late 2023. Data from the Phase 1b study in CSU were reported in February and June 2023. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 and in December 2022 in patients with cold urticaria and symptomatic dermographism. Data from the cholinergic cohort included in the CIndU study were presented in June 2023;

-	Prurigo Nodularis (PN): In December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN; enrollment was closed in February 2023 and we plan to present data from the study in the fourth quarter of 2023;

-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and the first patient was dosed late that month.

●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

During the past five years through December 31, 2022, we incurred an aggregate of $287.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2023 and 2022. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022

	(In thousands)
Barzolvolimab/Anti-KIT Program	$34,841	$21,918
CDX‑585	4,569	5,705
Other Programs	13,639	10,163
Total R&D Expense	$53,049	$37,786

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

These data supported expansion of the barzolvolimab program into mast cell driven diseases, including initially in CSU and CIndU, diseases where mast cell degranulation plays a central role in the onset and progression of the disease. Phase 1 studies in CSU and CIndU are complete and Phase 2 studies are ongoing. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions and, to this end, are currently conducting an ongoing Phase 2 study in eosinophilic esophagitis, an ongoing Phase 1 study in prurigo nodularis and are planning for the initiation of a Phase 2 subcutaneous study in PN in early 2024. Phase 1 studies of barzolvolimab have been conducted with an intravenous formulation; a subcutaneous formulation has been successfully developed and is being used in Phase 2 studies.

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

In February 2023 at the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting and in June 2023 at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress, we reported positive data from the CSU study at 12- and 24-weeks, respectively. The study is now complete with 45 patients with moderate to severe CSU refractory to antihistamines enrolled and treated [35 barzolvolimab (n=9 in 0.5 mg/kg; n=8 in 1.5 mg/kg; n=9 in 3.0 mg/kg; n=9 in 4.5 mg/kg) and 10 placebo]. Activity data for the saturating doses (1.5 mg/kg and higher) are outlined below. Two patients did not receive all doses of study treatment [4.5 mg/kg (1), placebo (1)].

●	Barzolvolimab resulted in rapid, marked and durable responses in patients with moderate to severe CSU refractory to antihistamines. Patients with prior omalizumab therapy also had similar symptom improvement as all patients. The 1.5 mg/kg, 3.0 mg/kg and 4.5 mg/kg dose groups showed similar markedly improved urticaria symptoms, including rapid onset of responses (as early as 1 week after the first dose) and prolonged disease control with sustained durability up to 24 weeks.

●	Mean reduction from baseline in urticaria activity (UAS7) at week 12 was 67% in the 1.5 mg/kg dose group (n=8), 67% in the 3.0 mg/kg dose group (n=9) and 82% in the 4.5 mg/kg dose group (n=9). Mean reduction from baseline in urticaria activity (UAS7) at week 24 was 80% in the 1.5 mg/kg dose group (n=7), 70% in the 3.0 mg/kg dose group (n=6) and 77% in the 4.5 mg/kg dose group (n=7).

●	Complete response (UAS7=0) at week 12 was 57% in the 1.5 mg/kg dose group, 44% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group. Complete response (UAS7=0) at week 24 was 57% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 43% in the 4.5 mg/kg dose group.

●	Well-controlled disease (UCT≥ 12) at week 12 was 75% in the 1.5 mg/kg dose group, 63% in the 3.0 mg/kg dose group and 89% in the 4.5 mg/kg dose group. Well-controlled disease (UCT≥ 12) at week 24 was 75% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group.

●	During post-treatment follow up, 71% (10 of 14) of patients who had been treated with doses greater than or equal to 1.5 mg/kg and had a complete response (UAS7=0) at week 12, remained urticaria free at week 24 (patients received last dose of barzolvolimab at week 8).

●	Profound and durable improvement in angioedema symptoms as measured through the angioedema activity score over 7 days (AAS7) was achieved across all dose levels evaluated with sustained activity observed with the 1.5 mg/kg and greater dose levels.

o	31 patients on study (n=26 barzolvolimab; 5=placebo) reported angioedema activity at baseline when enrolling in the study. 86% of the barzolvolimab treated patients at 1.5 mg/kg or greater were angioedema free at week 12 and 83% were angioedema free at week 24.

●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.

●	Barzolvolimab was well tolerated with a favorable safety profile; effects of multiple dose administration were consistent with observations in single dose studies. Most AEs were mild or moderate in severity and resolved while on study. The most common treatment emergent adverse events were hair color changes, COVID-19, headache, neutropenia and urinary tract infections (UTIs). UTIs and COVID-19 were reported as unrelated to treatment. There was one serious adverse event of salmonella gastroenteritis which was also not related to study therapy. Changes in hematologic parameters were consistent with observations in single dose studies, with no pattern of further decreases with multiple doses; hematologic values generally remained within the normal range and returned to baseline levels during the follow up period. Five patients had decreases in neutrophil counts reported as AEs. The pattern observed in the neutrophil changes for these patients was similar to the pattern seen in patients across the barzolvolimab program to date— generally transient, asymptomatic, and mild and typically occurring in patients with screening and baseline neutrophil counts at the lower end of the normal range on study initiation.

In June 2022, we announced that the first patient had been dosed in a Phase 2 study in patients with CSU who remained symptomatic despite antihistamine therapy; in July 2023, we announced that enrollment had been completed to the study. The study is being conducted at approximately 75 sites across 9 countries. The study is a randomized, double-blind, placebo-controlled, parallel group Phase 2 study evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab to determine the optimal dosing strategy. 208 patients have been randomly assigned on a 1:1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 75 mg every 4 weeks, 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients will then enter a 36-week active treatment phase, in which patients not already randomized to barzolvolimab at 150 mg every 4 weeks or 300 mg every 8 weeks will be randomized 1:1 to receive one of these two dose regimens; patients already randomized to these treatment arms will remain on the same regimen as during the placebo-controlled treatment phase. Following the treatment period, patients will enter a 24-week follow up phase. The primary endpoint of the study is mean change in baseline to week 12 in UAS7 (Urticaria Activity Score over 7 days). Secondary endpoints include safety and other assessments of clinical activity including ISS7 (Itch Severity Score over 7 days), HSS7 (Hive Severity Score over 7 days) and AAS7 (Angioedema Activity Score over 7 days). We plan to report topline data from this study late this year.

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

In December 2020, we announced that enrollment had opened and the first patient had been dosed in a Phase 1b study in CIndU being conducted in Germany in patients who are refractory to antihistamines. This study is an open label clinical trial designed to evaluate the safety of a single dose (3 mg/kg) of barzolvolimab in patients with cold urticaria (ColdU) or symptomatic dermographism (SD). In March and June 2021, respectively, we added a third cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria (“CholU”) and a fourth cohort at a lower dose (single dose, 1.5 mg/kg) in ColdU. Patient’s symptoms are induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives include pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes (impact on urticaria symptoms, disease control, clinical response), quality of life assessments and measurement of tissue mast cells through skin biopsies. Barzolvolimab is administered intravenously on Day 1 as add on treatment to H1-antihistamines.

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

Data from the cholinergic cohort in the Phase 1b CIndU study were presented in June at the EAACI Hybrid Congress 2023. In this open-label, Phase 1 trial, a cohort of patients with antihistamine refractory cholinergic urticaria (n=9) received a single intravenous 3.0 mg/kg barzolvolimab dose with a 12-week follow-up. Assessments included provocation testing using pulse-controlled ergometry (PCE; complete response, CR=no whealing within 40 minutes of test initiation), urticaria control test (UCT), quality of life assessments, and measurement of circulating tryptase and stem cell factor and skin mast cell numbers. Safety assessments included adverse events and clinical laboratory monitoring. Data reported at EAACI included treatment and safety data through 12 weeks.

●	56% (5/9) patients achieved a complete response (negative test) with PCE provocation testing with just one dose of barzolvolimab and most responses remained durable through to week 12. PCE testing included controlled exercise on a stationary bicycle with monitoring for development of itch and wheals.

●	63% (5/8) patients reported well controlled disease (UCT ≥12) at week 8 and 50% (4/8) at week 12, respectively.

●	100% (6/6) patients who reported on quality of life (QoL) measurements at week 8 had clinically significant improvements in QoL. These improvements in QoL were sustained through week 12 for the majority (5/7, 71%) of patients.

●	The kinetics of tryptase and mast cell reduction mirrored clinical activity.

●	Barzolvolimab was generally well tolerated in patients with CholU, with a similar safety profile to that reported previously. The most common AEs were mainly mild; hair color changes (78%), nasopharyngitis (67%), taste disorders (44%), and infusion related reactions (33%). Hematology parameters were consistent with previous observation and generally remained within the normal ranges. Mild, transient, and asymptomatic decreases in hemoglobin and white blood cell parameters were noted.

In July 2022, we announced that the first patient has been dosed in a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy. The study is being conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. Approximately 180 patients in 2 cohorts (differentiated by CIndU subtype) including 90 patients with cold urticaria and 90 patients with symptomatic dermographism will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients will then enter a follow-up phase for an additional 24 weeks. In addition, the study includes the option for patients who have symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients receive 300 mg of barzolvolimab every 8 weeks. The primary endpoint of the study is the percentage of patients with a negative provocation test at week 12 (using TempTest(R) and FricTest(R)). Secondary endpoints include safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale).

Prurigo Nodularis (PN)

We have expanded clinical development of barzolvolimab into prurigo nodularis (PN). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There is currently only one FDA approved therapy for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study designed to assess the safety and treatment effects across multiple dosing cohorts of barzolvolimab in up to 30 patients with PN. Enrolling an intravenous, early stage study in the dermatology setting has been a challenge and the study has taken longer than expected to complete. In February 2023, we closed enrollment at 24 patients, which we believe will provide sufficient data for analysis to inform future development decisions in PN. We plan to present data from the ongoing study, including 24 weeks of follow-up, in the fourth quarter at a medical meeting and are planning for the initiation of a Phase 2 subcutaneous study in PN in early 2024.

Eosinophilic Esophagitis (EoE)

In July of 2023, we announced that the first patient had been dosed in a Phase 2 study of eosinophilic esophagitis (EoE). EoE, the most common type of eosinophilic gastrointestinal disease, is a chronic inflammatory disease of the esophagus characterized by the infiltration of eosinophils. This chronic inflammation can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. Several studies have suggested that mast cells may be an important driver in the disease, demonstrating that the number and activation state of mast cells are greatly increased in EoE biopsies and that mast cell signatures correlate with markers of inflammation, fibrosis, pain and disease severity. Currently, there is only one FDA approved therapy for EoE, representing an area of significant unmet need. Industry sources estimate there are approximately 160,000 patients in the United

States with EoE who have undergone treatment within the last 12 months and, of these, approximately 48,000 would be biologic-eligible. Given the lack of effective therapies for EoE and barzolvolimab’s potential as a mast cell depleting agent, we believe EoE is an important indication for future study.

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with active EoE. Approximately 60 patients will be randomly assigned on a 1:1 ratio to receive subcutaneous injections of barzolvolimab at 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients then enter a 12-week active treatment phase, in which all patients will receive barzolvolimab 300 mg every 8 weeks. Patients then enter a follow-up phase for an additional 16 weeks. The primary endpoint of the study is reducing esophageal intraepithelial infiltration of mast cells as assessed by peak esophageal intraepithelial mast cell count. Secondary endpoints include the reduction of symptoms of dysphagia and esophageal intraepithelial infiltration of eosinophils and safety. When all clinical trial sites are open, the study will include approximately 60 clinical trial centers across 8 countries, including the United States.

Additional Barzolvolimab Development Activities

Manufacturing activities to support the introduction of the barzolvolimab subcutaneous formulation into the clinical program have been completed and, in February 2022, we reported that subcutaneous administration of barzolvolimab administered to healthy volunteers was well tolerated and that multiple dose levels have been identified that possess promising pharmacokinetic and pharmacodynamic properties. Importantly, subcutaneous delivery of barzolvolimab resulted in dose-dependent, rapid and sustained decreases in serum tryptase compared with placebo and achieved sufficient exposure to produce tryptase suppression levels comparable with the levels that generated impressive clinical activity observed in the Phase 1 CIndU and CSU intravenous studies. The Phase 2 multi-dose studies in urticaria are designed to evaluate 75 mg and 150 mg administered every 4 weeks and 300 mg administered every 8 weeks. These doses support a 0.5 to 2 ml injection volume, allowing for a single injection as barzolvolimab advances towards potential commercialization. In 2022, we transferred our barzolvolimab manufacturing process to a contract manufacturing organization to support late-stage trials and to prepare for potential commercialization.

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

CDX-585

CDX-585 combines our proprietary highly active PD-1 blockade and anti-ILT4 blockade to overcome immunosuppressive signals in T cells and myeloid cells, respectively. ILT4 is emerging as an important immune checkpoint on myeloid cells and is thought to contribute to resistance to PD-1 blockade. Interactions of PD-1 and ILT4 with their ligands are known to deliver immune suppressive signals that can attenuate anti-tumor immune responses. The concept behind CDX-585 is to simultaneously inhibit both T cell and myeloid suppressive signals to potentiate the anti-tumor activity of both cell types, and potentially overcome PD-1 resistance. In preclinical studies, CDX-585 was demonstrated to be a potent inhibitor of PD-1 signaling in comparison to the approved PD-1 antibody, nivolumab. In addition, CDX-585 activated and promoted a strong inflammatory phenotype in human macrophage and dendritic cell cultures. Together these activities of CDX-585 enhanced the response in a mixed lymphocyte reaction assay above that observed for either parental mAb or the combination of the PD-1 and ILT4 mAbs. The in vivo efficacy of CDX-585 was also demonstrated in a melanoma humanized mouse model. CDX-585 has successfully completed GMP manufacturing and IND-enabling studies to support clinical development. CDX-585 will initially be developed for the treatment of solid tumors either as monotherapy or in combination with other oncologic treatments.

In late May 2023, we announced that the first patient had been dosed in the Phase 1 study of CDX-585. This open-label, multi-center, intravenous study of CDX-585 is being evaluated in patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy. The dose-escalation phase of the study (n=~30 patients) is designed to determine a maximum tolerated dose (MTD) and to select CDX-585 dose(s) for future evaluation in tumor specific expansion cohorts. In the first phase, increasing doses of CDX-585 will be administered intravenously (0.03 mg/kg up to 10.0 mg/kg) every 2 weeks until confirmed disease progression, intolerance, or for a maximum of 2 years. In the second phase, potential expansion cohorts will evaluate the safety, tolerability and biologic effects, including anti-tumor activity, of selected dose level(s) of CDX-585 in specific tumor types.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2023	2022	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$16	$—	$16	n/a
Contracts and grants	252	163	89	55%
Total revenues	$268	$163	$105	64%
Operating expenses:
Research and development	26,252	20,731	5,521	27%
General and administrative	7,221	7,154	67	1%
Gain on fair value remeasurement of contingent consideration	—	(6,326)	(6,326)	(100)%
Litigation settlement related loss	—	15,000	(15,000)	(100)%
Total operating expenses	33,473	36,559	(3,086)	(8)%
Operating loss	(33,205)	(36,396)	(3,191)	(9)%
Investment and other income, net	2,703	392	2,311	590%
Net loss	$(30,502)	$(36,004)	$(5,502)	(15)%

Net Loss

The $5.5 million decrease in net loss for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to the $15.0 million litigation settlement related loss recorded in the second quarter of 2022, partially offset by a decrease in the gain on fair value remeasurement of contingent consideration and an increase in research and development expenses.

Revenue

Revenue from product development and licensing agreements for the three months ended June 30, 2023 was relatively consistent with the three months ended June 30, 2022. The $0.1 million increase in contracts and grants revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to an increase in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to increase over the next twelve months primarily due to an increase in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2023	2022	$	%

	(In thousands)
Personnel	$9,004	$7,979	$1,025	13%
Laboratory supplies	1,510	2,110	(600)	(28)%
Facility	1,208	1,173	35	3%
Product development	12,596	7,945	4,651	59%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.0 million increase in personnel expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.6 million decrease in laboratory supply expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended June 30, 2023 were relatively consistent with the three months ended June 30, 2022. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.7 million increase in product development expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.1 million increase in general and administrative expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher stock-based compensation and recruiting expenses, partially offset by a decrease in legal expenses. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Gain on Fair Value Remeasurement of Contingent Consideration

The $6.3 million gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2022 was primarily due to our decision to deprioritize the CDX-1140 program.

Litigation Settlement Related Loss

We recorded a loss of $15.0 million in the second quarter of 2022 related to the Initial Payment due under the binding settlement Term Sheet entered with SRS.

Investment and Other Income, Net

The $2.3 million increase in investment and other income, net for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher interest rates on fixed income investments. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2023	2022	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$16	$30	$(14)	(47)%
Contracts and grants	1,218	307	911	297%
Total revenues	$1,234	$337	$897	266%
Operating expenses:
Research and development	53,049	37,786	15,263	40%
General and administrative	13,861	14,066	(205)	(1)%
Gain on fair value remeasurement of contingent consideration	—	(6,862)	(6,862)	(100)%
Litigation settlement related loss	—	15,000	(15,000)	(100)%
Total operating expenses	66,910	59,990	6,920	12%
Operating loss	(65,676)	(59,653)	6,023	10%
Investment and other income, net	5,813	599	5,214	870%
Net loss	$(59,863)	$(59,054)	$809	1%

Net Loss

The $0.1 million increase in net loss for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to an increase in research and development expenses and a decrease in the gain on fair value remeasurement of contingent consideration, partially offset by the $15.0 million litigation settlement related loss recorded in the second quarter of 2022 and an increase in investment and other income.

Revenue

Revenue from product development and licensing agreements for the six months ended June 30, 2023, was relatively consistent with the six months ended June 30, 2022. The $0.9 million increase in contracts and grants revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily related to an increase in services performed under our manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2023	2022	$	%

	(In thousands)
Personnel	$18,027	$15,506	$2,521	16%
Laboratory supplies	2,918	3,747	(829)	(22)%
Facility	2,417	2,479	(62)	(3)%
Product development	25,891	13,103	12,788	98%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.5 million increase in personnel expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.8 million decrease in laboratory supply expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to lower laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the six months ended June 30, 2023 was relatively consistent with the six months ended June 30, 2022.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $12.8 million increase in product development expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $0.2 million decrease in general and administrative expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a decrease in legal expenses, partially offset by an increase in stock-based compensation expense.

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

Investment and Other Income, Net

The $5.2 million increase in investment and other income, net for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to higher interest rates on fixed income investments and higher other income related to our sale of New Jersey tax benefits.

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

At June 30, 2023, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $252.7 million. We have had recurring losses and incurred a loss of $59.9 million for the six months ended June 30, 2023. Net cash used in operations for the six months ended June 30, 2023 was $55.8 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2023 are sufficient to meet estimated working capital requirements and fund planned operations through 2025, which include our ongoing and planned Phase 2 studies in CSU, CIndU, EoE, and PN. This could be impacted if we elect to pay the future milestones under the Settlement Agreement with SRS, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $55.8 million for the six months ended June 30, 2023 as compared to $46.8 million for the six months ended June 30, 2022. The increase in net cash used in operating activities was primarily due to an increase in research and development expenses, partially offset by an increase in investment income as a result of higher interest rates on fixed income investments. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $53.7 million for the six months ended June 30, 2023 as compared to $35.7 million for the six months ended June 30, 2022. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $54.7 million for the six months ended June 30, 2023 as compared to $36.9 million for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2023 as compared to $0.4 million for the six months ended June 30, 2022. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances under employee benefit plans.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at June 30, 2023 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2023, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
†10.1

Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended June 15, 2023), incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 15, 2023 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 8, 2023	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 8, 2023	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)