Form 10-Q
period 2023-09-30
Celldex Therapeutics, Inc.
filed 2023-11-02
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, 47,264,197 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,134	$29,429
Marketable securities	214,214	275,523
Accounts and other receivables	252	347
Prepaid and other current assets	10,333	12,394
Total current assets	245,933	317,693
Property and equipment, net	4,162	3,747
Operating lease right-of-use assets, net	2,864	4,001
Intangible assets	27,190	27,190
Other assets	107	104
Total assets	$280,256	$352,735
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,586	$3,340
Accrued expenses	18,471	12,835
Current portion of operating lease liabilities	1,547	1,445
Current portion of other long-term liabilities	4,232	990
Total current liabilities	27,836	18,610
Long-term portion of operating lease liabilities	1,299	2,588
Other long-term liabilities	4,403	5,333
Total liabilities	33,538	26,531
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 47,264,197 and 47,200,695 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	1,598,591	1,580,829
Accumulated other comprehensive income	2,135	1,260
Accumulated deficit	(1,354,055)	(1,255,932)
Total stockholders’ equity	246,718	326,204
Total liabilities and stockholders’ equity	$280,256	$352,735

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Product development and licensing agreements	$2	$—	$19	$30
Contracts and grants	1,515	407	2,733	714
Total revenues	1,517	407	2,752	744

Operating expenses:
Research and development	34,535	21,572	87,585	59,359
General and administrative	8,221	6,531	22,082	20,596
Gain on fair value remeasurement of contingent consideration	—	—	—	(6,862)
Litigation settlement related loss	—	—	—	15,000
Total operating expenses	42,756	28,103	109,667	88,093

Operating loss	(41,239)	(27,696)	(106,915)	(87,349)
Investment and other income, net	2,979	912	8,792	1,511
Net loss	$(38,260)	$(26,784)	$(98,123)	$(85,838)

Basic and diluted net loss per common share	$(0.81)	$(0.57)	$(2.08)	$(1.83)

Shares used in calculating basic and diluted net loss per share	47,261	46,916	47,243	46,806

Comprehensive loss:
Net loss	$(38,260)	$(26,784)	$(98,123)	$(85,838)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	63	305	875	(2,006)
Comprehensive loss	$(38,197)	$(26,479)	$(97,248)	$(87,844)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(98,123)	$(85,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,249	2,223
Amortization and premium of marketable securities, net	(4,043)	1,366
Loss on sale or disposal of assets	—	1
Gain on fair value remeasurement of contingent consideration	—	(6,862)
Stock-based compensation expense	16,678	11,103
Changes in operating assets and liabilities:
Accounts and other receivables	95	(17)
Prepaid and other current assets	1,757	(7,928)
Other assets	(3)	—
Accounts payable and accrued expenses	5,507	720
Other liabilities	1,125	3,262
Net cash used in operating activities	(74,758)	(81,970)
Cash flows from investing activities:
Sales and maturities of marketable securities	249,703	192,866
Purchases of marketable securities	(183,172)	(132,613)
Acquisition of property and equipment	(1,152)	(1,593)
Proceeds from sale or disposal of assets	—	69
Net cash provided by investing activities	65,379	58,729
Cash flows from financing activities:
Proceeds from issuance of stock from employee benefit plans	1,084	2,681
Net cash provided by financing activities	1,084	2,681

Net decrease in cash and cash equivalents	(8,295)	(20,560)
Cash and cash equivalents at beginning of period	29,429	39,143
Cash and cash equivalents at end of period	$21,134	$18,583

Non-cash investing activities
Accrued construction in progress	$488	$38

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

At September 30, 2023, the Company had cash, cash equivalents and marketable securities of $235.3 million. The Company has had recurring losses and incurred a loss of $98.1 million for the nine months ended September 30, 2023. Net cash used in operations for the nine months ended September 30, 2023 was $74.8 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of amounts due under the Settlement Agreement (defined below) with Shareholder Representative Services LLC (“SRS”) (refer to Note 13), in the event that the Company achieves the milestones related to those payments. The Company, at its option, may decide to pay those milestone payments in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, except as it relates to the adoption of new accounting standards during the first nine months of 2023 as discussed below.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	September 30, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$10,979	—	$10,979	—
Marketable securities	214,214	—	214,214	—
	$225,193	—	$225,193	—

	As of
	December 31, 2022	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$16,813	—	$16,813	—
Marketable securities	275,523	—	275,523	—
	$292,336	—	$292,336	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of September 30, 2023 and December 31, 2022. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

During the three and nine months ended September 30, 2023, there was no gain or loss on fair value remeasurement of contingent consideration. During the three and nine months ended September 30, 2022, the Company recorded a $0.0 million and $6.9 million gain on fair value remeasurement of contingent consideration, respectively, primarily due to the Company’s decision to deprioritize the CDX-1140 program. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the nine months ended September 30, 2023.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2023
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$89,878	$—	$(186)	$89,692
Maturing after one year through three years	7,880	—	(44)	7,836
Total U.S. government and municipal obligations	$97,758	$—	$(230)	$97,528
Corporate debt securities
Maturing in one year or less	$86,866	$2	$(96)	$86,772
Maturing after one year through three years	30,052	—	(138)	29,914
Total corporate debt securities	$116,918	$2	$(234)	$116,686
Total marketable securities	$214,676	$2	$(464)	$214,214

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of September 30, 2023 and December 31, 2022. The unrealized losses are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments. The Company has the intent and ability to hold such marketable securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2023.

Marketable securities include $1.2 million and $0.8 million in accrued interest at September 30, 2023 and December 31, 2022, respectively.

(5)  Intangible Assets

At September 30, 2023 and December 31, 2022, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") related to the development of the anti-KIT program, including barzolvolimab (also referred to as CDX-0159), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 2 development. As of September 30, 2023, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,613	$1,613
Deferred Income From Sale of Tax Benefits	3,720	4,650
Deferred revenue (Note 10)	3,302	60
Total	8,635	6,323
Less current portion	(4,232)	(990)
Long-term portion	$4,403	$5,333

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.9 million in other income related to the sale of these tax benefits during the three and nine months ended September 30, 2023.

(7) Stockholders’ Equity

In May 2016, the Company entered into a controlled equity offering sales agreement (the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At September 30, 2023, the Company had $50.0 million remaining in aggregate gross offering price available under the Company’s November 2020 prospectus.

The changes in Stockholders’ Equity during the three and nine months ended September 30, 2023 and 2022 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	43,986	—	694	—	—	694
Stock-based compensation	—	—	4,340	—	—	4,340
Unrealized gain on marketable securities	—	—	—	863	—	863
Net loss	—	—	—	—	(29,361)	(29,361)
Consolidated balance at March 31, 2023	47,244,681	$47	$1,585,863	$2,123	$(1,285,293)	$302,740
Shares issued under stock option and employee stock purchase plans	9,132	—	133	—	—	133
Stock-based compensation	—	—	5,217	—	—	5,217
Unrealized loss on marketable securities	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(30,502)	(30,502)
Consolidated balance at June 30, 2023	47,253,813	$47	$1,591,213	$2,072	$(1,315,795)	$277,537
Shares issued under stock option and employee stock purchase plans	10,384	—	257	—	—	257
Stock-based compensation	—	—	7,121	—	—	7,121
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(38,260)	(38,260)
Consolidated balance at September 30, 2023	47,264,197	$47	$1,598,591	$2,135	$(1,354,055)	$246,718

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	24,150	—	304	—	—	304
Stock-based compensation	—	—	3,153	—	—	3,153
Unrealized loss on marketable securities	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(23,050)	(23,050)
Consolidated balance at March 31, 2022	46,754,348	$47	$1,564,599	$112	$(1,166,657)	$398,101
Shares issued under stock option and employee stock purchase plans	10,355	—	71	—	—	71
Stock-based compensation	—	—	3,454	—	—	3,454
Unrealized loss on marketable securities	—	—	—	(529)	—	(529)
Net loss	—	—	—	—	(36,004)	(36,004)
Consolidated balance at June 30, 2022	46,764,703	$47	$1,568,124	$(417)	$(1,202,661)	$365,093
Shares issued under stock option and employee stock purchase plans	331,360	—	2,306	—	—	2,306
Stock-based compensation	—	—	4,496	—	—	4,496
Unrealized gain on marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(26,784)	(26,784)
Consolidated balance at September 30, 2022	47,096,063	$47	$1,574,926	$(112)	$(1,229,445)	$345,416

(8)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2022	5,085,662	$29.26	7.9
Granted	1,553,275	$36.88
Exercised	(50,773)	$15.89
Canceled	(180,580)	$87.57
Options outstanding at September 30, 2023	6,407,584	$29.57	7.8
Options vested and expected to vest at September 30, 2023	6,271,198	$29.54	7.7
Options exercisable at September 30, 2023	3,088,826	$29.58	6.6
Shares available for grant under the 2021 Plan	1,065,273

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2023 was $25.80 and $28.38, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at September 30, 2023 was $41.2 million. The aggregate intrinsic value of stock options exercisable at September 30, 2023 was $32.6 million. As of September 30, 2023, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $67.6 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.7 years.

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Research and development	$3,618	$2,342	$8,269	$5,754
General and administrative	3,503	2,154	8,409	5,349
Total stock-based compensation expense	$7,121	$4,496	$16,678	$11,103

The fair values of employee, consultant and non-employee director stock options granted during the three and nine months ended September 30, 2023 and 2022 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected stock price volatility	92%	91%	92%	90 – 97%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	4.1%	2.9 – 3.5%	3.5 – 4.1%	1.7 – 3.6%
Expected dividend yield	None	None	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2023 are summarized below:

	Unrealized
	Loss on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2022	$(1,336)	$2,596	$1,260
Other comprehensive gain	875	—	875
Balance at September 30, 2023	$(461)	$2,596	$2,135

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2023.

(10)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $1.5 million and $2.7 million in revenue under the agreements with Rockefeller during the three and nine months ended September 30, 2023, respectively, and $0.0 million and $0.2 million during the three and nine months ended September 30, 2022, respectively.

Contract Assets and Liabilities

At September 30, 2023 and December 31, 2022, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At September 30, 2023, the Company had $3.3 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2022, the Company had $0.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2022 during the three and nine months ended September 30, 2023 was less than $0.1 million.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2023 and December 31, 2022.

The net deferred tax liability of $1.6 million at September 30, 2023 and December 31, 2022 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Nine Months Ended September 30,
	2023	2022
Stock Options	6,407,584	5,189,971
Restricted Stock	—	—
	6,407,584	5,189,971

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: In June and July 2022 respectively, we announced that enrollment had opened and the first patients had been dosed in Phase 2 studies in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU); completion of enrollment to the Phase 2 CSU study was announced in July 2023 and we anticipate reporting topline data from this study in late 2023. Data from the Phase 1b study in CSU were reported in February and June 2023. Positive interim data from the Phase 1b study in CIndU were reported in July and September 2021 and in December 2022 in patients with cold urticaria and symptomatic dermographism. Data from the cholinergic cohort included in the CIndU study were presented in June 2023;

-	Prurigo Nodularis (PN): In December 2021 we announced that the first patient had been dosed in a Phase 1b study in PN; enrollment was closed in February 2023 and we plan to present data from the study in November 2023;

-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and the first patient was dosed late that month.

●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

During the past five years through December 31, 2022, we incurred an aggregate of $287.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2023 and 2022. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022

	(In thousands)
Barzolvolimab/Anti-KIT Program	$59,009	$35,519
CDX‑585	5,499	8,638
Other Programs	23,077	15,202
Total R&D Expense	$87,585	$59,359

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

These data supported expansion of the barzolvolimab program into mast cell driven diseases, including initially in CSU and CIndU, diseases where mast cell degranulation plays a central role in the onset and progression of the disease. Phase 1 studies in CSU and CIndU are complete and Phase 2 studies are ongoing. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions. To this end, we are currently conducting an ongoing Phase 2 study in eosinophilic esophagitis and, after recently completing the Phase 1b study in PN, are planning for the initiation of a Phase 2 subcutaneous study in PN in early 2024. Phase 1 studies of barzolvolimab have been conducted with an intravenous formulation; a subcutaneous formulation has been successfully developed and is being used in Phase 2 studies.

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

In October 2023, we presented data on quality of life outcomes from this study at the European Academy of Dermatology & Venereology (EADV) Congress as assessed by the Dermatology Life Quality Index (DLQI). The DLQI survey assesses patients' perceptions of the impact of their disease across different aspects of their health-related quality of life and includes questions on symptoms and feelings, daily activities, leisure, work and school performance, personal relationships and treatment. A rapid improvement in the DLQI was noted within 4 weeks in all barzolvolimab treated patients. DLQI improvement was sustained at doses ≥1.5 mg/kg. Physician Global Assessment (PhysGA) for the treated cohorts also improved by week 1 and was sustained through Week 24. DLQI and PhysGA trended closely with the dose-dependent improvement in UAS7 and UCT, tryptase suppression, and increases in SCF.

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

●	Rapid (as early as 1 week) and durable responses were observed in all patients as assessed by provocation testing. A complete response was achieved in 95% (n=19/20) of patients (n=10/10 ColdU; n=9/10 SD). The median duration (range) of complete response through the 12-week observation period was 77+ days (29–86; n=10) for patients with ColdU and 57+ days (16–70; n=9) for patients with SD. All three patients who experienced insufficient response to omalizumab treatment had a complete response after treatment with barzolvolimab.
●	Following a single dose of barzolvolimab rapid improvements in urticaria control was observed. A UCT score of ≥12 (well controlled) was achieved by 80% (n=16/20) of the patients within week 4 post-treatment. By week 8, all patients (100%; n=20/20) achieved well-controlled urticaria, which was sustained to week 12 post-dose by 80% (n=16/20) of patients. Complete urticaria control (UCT=16) was achieved by 35% (n=7/20), 65% (n=13/20), and 40% (n=8/20) at weeks 4, 8, and 12, respectively.
●	At baseline, patients in both treatment groups reported disease impact on their QoL. Disease impact significantly decreased after dosing; a score of 0–1 (minimal/none) was achieved by 80% (n=16/20) for all patients who completed the DLQI during the study. Additionally, clinically meaningful improvements in QoL were attained and sustained to week 12.
●	A single dose of barzolvolimab led to marked decreases in tryptase and in skin mast cells. The kinetics correlated with improvements in provocation testing and clinical activity, consistent with a central role for mast cells in the pathogenesis of ColdU and SD. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	Barzolvolimab was well tolerated. Most adverse events were mild, and the most common (≥3 patients) were hair color changes (76%; n=16/21), infusion reactions (43%; n=9/21), taste changes (38%; n=8/21), nasopharyngitis (24%; n=5/21), malaise (24%; n=5/21), and headache (19%; n=4/21). Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt or umami) are consistent with inhibiting KIT signaling in other cell types and completely resolved over time during follow-up. Infusion reactions, which manifested as localized hives and itching as well as erythema and feeling hot, resolved spontaneously. One patient with a history of fainting experienced loss of consciousness during infusion. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed in this patient. Overall, mean hematology parameters remained within the normal ranges—an important finding for a KIT inhibitor. Mild, transient, and asymptomatic decreases in hemoglobin and white blood cell parameters occurred for some patients.

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

Prurigo Nodularis (PN)

We have expanded clinical development of barzolvolimab into prurigo nodularis (PN). PN is a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. There is currently only one FDA approved therapy for PN, representing an area of significant unmet need. Industry sources estimate there are approximately 154,000 patients in the United States with PN who have undergone treatment within the last 12 months and, of these, approximately 75,000 would be biologic-eligible. In December 2021, the first patient was dosed in a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study designed to assess the safety and treatment effects across multiple dosing cohorts of barzolvolimab in up to 30 patients with PN. Enrolling an intravenous, early stage study in the dermatology setting was challenging and the study took longer than expected to complete. In February 2023, we closed enrollment at 24 patients, which we believed would provide sufficient data for analysis to inform future development decisions in PN. Data from the study, including 24 weeks of follow-up, have been accepted for presentation at the 12th World Congress on Itch (WCI) being held in early November 2023. We are currently planning for the initiation of a Phase 2 subcutaneous study in PN in early 2024.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

	Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2023	2022	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$2	$—	$2	n/a
Contracts and grants	1,515	407	1,108	272%
Total revenues	$1,517	$407	$1,110	273%
Operating expenses:
Research and development	34,535	21,572	12,963	60%
General and administrative	8,221	6,531	1,690	26%
Total operating expenses	42,756	28,103	14,653	52%
Operating loss	(41,239)	(27,696)	13,543	49%
Investment and other income, net	2,979	912	2,067	227%
Net loss	$(38,260)	$(26,784)	$11,476	43%

Net Loss

The $11.5 million increase in net loss for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to an increase in research and development expense, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended September 30, 2023 was relatively consistent with the three months ended September 30, 2022. The $1.1 million increase in contracts and grants revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to an increase in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to increase over the next twelve months primarily due to an increase in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2023	2022	$	%

	(In thousands)
Personnel	$10,532	$8,610	$1,922	22%
Laboratory supplies	1,249	1,075	174	16%
Facility	1,282	1,088	194	18%
Product development	19,457	9,271	10,186	110%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.9 million increase in personnel expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.2 million increase in laboratory supply expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.2 million increase in facility expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to higher repairs and depreciation expense. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $10.2 million increase in product development expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.7 million increase in general and administrative expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to higher stock-based compensation and recruiting expenses. We expect general and administrative expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $2.1 million increase in investment and other income, net for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to higher interest rates on fixed income investments. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2023	2022	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$19	$30	$(11)	(37)%
Contracts and grants	2,733	714	2,019	283%
Total revenues	$2,752	$744	$2,008	270%
Operating expenses:
Research and development	87,585	59,359	28,226	48%
General and administrative	22,082	20,596	1,486	7%
Gain on fair value remeasurement of contingent consideration	—	(6,862)	(6,862)	(100)%
Litigation settlement related loss	—	15,000	(15,000)	(100)%
Total operating expenses	109,667	88,093	21,574	24%
Operating loss	(106,915)	(87,349)	19,566	22%
Investment and other income, net	8,792	1,511	7,281	482%
Net loss	$(98,123)	$(85,838)	$12,285	14%

Net Loss

The $12.3 million increase in net loss for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in research and development expenses and a decrease in the gain on fair value remeasurement of contingent consideration, partially offset by the $15.0 million litigation settlement related loss recorded in the second quarter of 2022 and an increase in investment and other income.

Revenue

Revenue from product development and licensing agreements for the nine months ended September 30, 2023, was relatively consistent with the nine months ended September 30, 2022. The $2.0 million increase in contracts and grants revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily related to an increase in services performed under our manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2023	2022	$	%

	(In thousands)
Personnel	$28,559	$24,116	$4,443	18%
Laboratory supplies	4,167	4,821	(654)	(14)%
Facility	3,699	3,566	133	4%
Product development	45,348	22,374	22,974	103%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $4.4 million increase in personnel expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.7 million decrease in laboratory supply expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to lower laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.1 million increase in facility expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to higher repairs expense.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $23.0 million increase in product development expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $1.5 million increase in general and administrative expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in stock-based compensation and recruiting expenses, partially offset by a decrease in legal expenses.

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

Investment and Other Income, Net

The $7.3 million increase in investment and other income, net for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to higher interest rates on fixed income investments and higher other income related to our sale of New Jersey tax benefits.

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

At September 30, 2023, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $235.3 million. We have had recurring losses and incurred a loss of $98.1 million for the nine months ended September 30, 2023. Net cash used in operations for the nine months ended September 30, 2023 was $74.8 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2023 are sufficient to meet estimated working capital requirements and fund planned operations through 2025, which include our ongoing and planned Phase 2 studies in CSU, CIndU, EoE, and PN. This could be impacted if we elect to pay the future milestones under the Settlement Agreement with SRS, if any, in cash.

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

Operating Activities

Net cash used in operating activities was $74.8 million for the nine months ended September 30, 2023 as compared to $82.0 million for the nine months ended September 30, 2022. The decrease in net cash used in operating activities was primarily due to the $15.0 million Initial Payment made to SRS under the Settlement Agreement in the third quarter of 2022, an increase in investment income as a result of higher interest rates on fixed income investments and a decrease in prepayments, partially offset by an increase in research and development expenses. We expect that cash used in operating activities will remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

Investing Activities

Net cash provided by investing activities was $65.4 million for the nine months ended September 30, 2023 as compared to $58.7 million for the nine months ended September 30, 2022. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $66.5 million for the nine months ended September 30, 2023 as compared to $60.3 million for the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2023 as compared to $2.7 million for the nine months ended September 30, 2022. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances under employee benefit plans.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at September 30, 2023 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2023, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 2, 2023	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 2, 2023	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)