Form 10-K
period 2023-12-31
Celldex Therapeutics, Inc.
filed 2024-02-26
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 was $1.6 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at February 14, 2024 was 55,900,679 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Boston, Massachusetts

CELLDEX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in development stages;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying the regulatory approval milestone under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”) and our related settlement agreement with Kolltan;

ii

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the factors listed under “Risk Factors” in this Annual Report on Form 10-K.

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

iii

PART I

Item 1. BUSINESS

Overview

Celldex Therapeutics, Inc., which we refer to as “Celldex,” “we,” “us,” “our” or the “Company,” is a biopharmaceutical company dedicated to exploring the science of mast cell biology and developing therapeutic antibodies which have the ability to engage the human immune system and/or directly affect critical pathways to improve the lives of patients with severe inflammatory, allergic, autoimmune and other devastating diseases. Our drug candidates include monoclonal and bispecific antibodies designed to address mast cell mediated diseases for which available treatments are inadequate.

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: In November 2023, we announced that our Phase 2 study in chronic spontaneous urticaria (CSU) achieved the primary efficacy endpoint (statistically significant mean change from baseline to week 12 of urticaria activity score compared to placebo) and was well tolerated. The study is ongoing and patients will continue to receive barzolvolimab for 52 weeks of treatment; we plan to report topline 52 week data in the second half of 2024. We are currently planning for the initiation of Phase 3 studies in CSU in summer 2024. A Phase 2 study in chronic inducible urticaria (CIndU) is currently enrolling patients and we expect to report data from this study in the second half of 2024;
-	Prurigo Nodularis (PN): In November 2023, we reported positive data from a Phase 1b study in PN that supports further development of barzolvolimab in this indication and we are currently planning for the initiation of a Phase 2 study in PN in early 2024;
-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and enrollment is ongoing.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

Clinical Development Programs

Barzolvolimab (also referred to as CDX-0159)

Barzolvolimab is a humanized monoclonal antibody that specifically binds the receptor tyrosine kinase KIT and potently inhibits its activity. KIT is expressed in a variety of cells, including mast cells, and its activation by its ligand SCF regulates mast cell growth, differentiation, survival, chemotaxis and degranulation. Barzolvolimab is designed to block KIT activation by disrupting both SCF binding and KIT dimerization. By targeting KIT, barzolvolimab has been shown to inhibit mast cell activity and decrease mast cell numbers, which we believe could provide potential clinical benefit in mast cell related diseases.

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. Phase 1 studies in CSU and CIndU were successfully completed and Phase 2 studies are ongoing. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in the ongoing Phase 2 CSU study, with a statistically significant mean change from baseline to week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. We are currently planning Phase 3 studies in CSU which are expected to initiate in summer 2024.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting an ongoing Phase 2 study in eosinophilic esophagitis (EoE) and are preparing to initiate a Phase 2 study in prurigo nodularis (PN) in early 2024 after reporting positive data from a Phase 1b study in PN in late 2023. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

Chronic Spontaneous Urticaria (CSU)

CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. It is one of the most frequent dermatologic diseases with a prevalence of 0.5-1.0% of the total population or up to approximately 1 to 3 million patients in the United States (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). Approximately 50% of patients with CSU achieve symptomatic control with antihistamines. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine refractory patients. Consequently, there is a need for additional therapies.

We have completed a Phase 1b randomized, double-blind, placebo-controlled multi-center study of barzolvolimab in CSU. The study was designed to assess the safety of multiple ascending doses of barzolvolimab in patients with CSU who remain symptomatic despite treatment with antihistamines. Secondary and exploratory objectives included pharmacokinetic and pharmacodynamic assessments, clinical activity outcomes and quality of life assessments. Barzolvolimab was administered intravenously as add on treatment to H1-antihistamines, either alone or in combination with H2-antihistamines and/or leukotriene receptor agonists. 45 patients with moderate to severe CSU refractory to antihistamines were enrolled and treated [35 barzolvolimab (n=9 in 0.5 mg/kg; n=8 in 1.5 mg/kg; n=9 in 3.0 mg/kg; n=9 in 4.5 mg/kg) and 10 placebo].

At saturating doses (1.5 mg/kg and higher), barzolvolimab resulted in rapid, marked and durable responses in patients with moderate to severe CSU refractory to antihistamines. The 1.5 mg/kg, 3.0 mg/kg and 4.5 mg/kg dose groups showed similar markedly improved urticaria symptoms, including rapid onset of responses (as early as 1 week after the first dose) and prolonged disease control with sustained durability up to 24 weeks. Patients with prior omalizumab therapy also had similar symptom improvement as all patients.

●	Mean reduction from baseline in weekly urticaria activity score (UAS7) at week 12 was 67% in the 1.5 mg/kg dose group (n=8), 67% in the 3.0 mg/kg dose group (n=9) and 82% in the 4.5 mg/kg dose group (n=9). Mean reduction from baseline in UAS7 at week 24 was 80% in the 1.5 mg/kg dose group (n=7), 70% in the 3.0 mg/kg dose group (n=6) and 77% in the 4.5 mg/kg dose group (n=7).
●	Complete response (UAS7=0) at week 12 was 57% in the 1.5 mg/kg dose group, 44% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group. Complete response (UAS7=0) at week 24 was 57% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 43% in the 4.5 mg/kg dose group.

●	Well-controlled disease (UCT≥ 12) at week 12 was 75% in the 1.5 mg/kg dose group, 63% in the 3.0 mg/kg dose group and 89% in the 4.5 mg/kg dose group. Well-controlled disease (UCT≥ 12) at week 24 was 75% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group.
●	During post-treatment follow up, 71% (10 of 14) of patients who had been treated with doses greater than or equal to 1.5 mg/kg and had a complete response (UAS7=0) at week 12, remained urticaria free at week 24 (patients received last dose of barzolvolimab at week 8).
●	Profound and durable improvement in angioedema symptoms as measured through the weekly angioedema activity score (AAS7) was achieved across all dose levels evaluated with sustained activity observed with the 1.5 mg/kg and greater dose levels.
●	Patients also reported improvements in quality of life outcomes as assessed by the Dermatology Life Quality Index (DLQI) which surveys patients’ perceptions of symptoms and feelings, daily activities, leisure, work and school performance, personal relationships and treatment.
●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.
●	Barzolvolimab was well tolerated. Most AEs were mild or moderate in severity and resolved while on study. The most common treatment emergent adverse events were hair color changes, COVID-19, headache, neutropenia and urinary tract infections (UTIs). UTIs and COVID-19 were reported as unrelated to treatment. Generally transient, asymptomatic and mild changes in hematologic parameters were observed, consistent with observations from prior studies. No pattern of further decrease was observed with multiple dose administration.

Data from this study were reported across multiple medical meetings, including the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting in February 2023, the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress in June 2023 and the European Academy of Dermatology & Venereology (EADV) Congress in October 2023.

In June 2022, we initiated dosing in a Phase 2 study in patients with CSU who remained symptomatic despite antihistamine therapy; in July 2023, we announced that enrollment was complete. The study is being conducted at approximately 75 sites across 9 countries. The study is a randomized, double-blind, placebo-controlled, parallel group Phase 2 study evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab to determine the optimal dosing strategy. 208 patients have been randomly assigned on a 1:1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 75 mg every 4 weeks, 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. After 16 weeks, patients then enter a 36-week active treatment period, in which patients receiving placebo or the 75 mg dose are randomized to receive barzolvolimab 150 mg every 4 weeks or 300 mg every 8 weeks; patients already randomized to the 150 mg and 300 mg treatment arms remain on the same regimen as during the placebo-controlled treatment period. After 52 weeks, patients then enter a follow-up period for an additional 24 weeks. The primary endpoint of the study is mean change in baseline to week 12 in UAS7 (weekly urticaria activity score). Secondary endpoints include safety and other assessments of clinical activity including ISS7 (weekly itch severity score), HSS7 (weekly hive severity score) and AAS7 (weekly angioedema activity score).

Topline data from this study were presented in November of 2023 and 12 week treatment results were presented at the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting in February 2024. Data from the 208 patients randomized in the study showed that barzolvolimab achieved the primary efficacy endpoint, with a statistically significant mean change from baseline to week 12 in UAS7 compared to placebo at all dose levels. Secondary and exploratory endpoints in the study were also achieved at week 12 and strongly support the primary endpoint results, including changes in ISS7 and HSS7 and responder analyses. Importantly, barzolvolimab demonstrated rapid, durable and clinically meaningful responses in patients with moderate to severe CSU refractory to antihistamines, including patients with prior omalizumab treatment. Demographics and baseline disease characteristics were well balanced across treatment groups. The majority of patients on study had severe disease (UAS7≥28).

Summary of Clinical Activity Assessments at Week 12
	300 mg Q8W (n=51)	150 mg Q4W (n=52)	75 mg Q4W (n=53)	Placebo (n=51)
UAS7 Changes
Baseline UAS7 (mean)	31.33	30.75	30.30	30.09
LS Mean change at Week 12	-23.87	-23.02	-17.06	-10.47
LS Mean difference from placebo (Confidence Interval, p value)	-13.41 (CI: -17.47, -9.34) p<0.0001	-12.55 (CI:-16.56, -8.55) p<0.0001	-6.60 (CI:-10.71, -2.49) p=0.0017
HSS7 Changes
Baseline HSS7 (mean)	14.92	15.05	14.86	14.47
LS Mean change at Week 12	-12.19	-11.19	-8.25	-4.95
LS Mean difference from placebo (Confidence Interval, p value)	-7.24 (CI:-9.36, -5.12) p<0.0001	-6.24 (CI:-8.33, -4.16), p<0.0001	-3.31 (CI:-5.40, -1.22), p=0.0020
ISS7 Changes
Baseline ISS7 (mean)	16.42	15.70	15.44	15.61
LS Mean change at Week 12	-11.79	-11.68	-8.62	-5.47
LS Mean difference from placebo (Confidence Interval, p value)	-6.32 (CI: -8.50, -4.13), p<0.0001	-6.21 (CI: -8.38, -4.04), p<0.0001	-3.16 (CI: -5.41, -0.91), p=0.0061
Responder Analyses/Clinical Responses
UAS7=0 (Complete Control)	37.5%	51.1%	22.9%	6.4%
UAS7≤6 (Well-controlled)	62.5%	59.6%	41.7%	12.8%

UAS7, HSS7 and ISS7 data were analyzed using ANCOVA model and multiple imputation.

Barzolvolimab demonstrated strong improvement in UAS7 independent of omalizumab status at Week 12. Approximately 20% (n=41) of enrolled patients received prior treatment with omalizumab and more than half of these patients had omalizumab-refractory disease. These patients experienced a similar clinical benefit as the overall treated population within their individual dosing groups consistent with the barzolvolimab mechanism of action.

Barzolvolimab was well tolerated with a favorable safety profile. Most adverse events were mild to moderate in severity; through 12 weeks, the most common treatment emergent adverse events in barzolvolimab treated patients were urticaria/CSU (10%), hair color changes (9%), and neutropenia/ANC decrease (8%). The rate of infections was similar between barzolvolimab treated patients and placebo with no association between neutropenia and infections.

Patients on study will continue to receive barzolvolimab for 52 weeks and we plan to report 52 week data in late 2024. We believe these results strongly support the further development of barzolvolimab in CSU and are currently planning two Phase 3 studies of barzolvolimab which we plan to initiate in summer 2024.

Chronic Inducible Urticaria (CIndU)

CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. The prevalence of CIndU is estimated at 0.5% of the total population and is reported to overlap in up to 36% of CSU patients (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). There are currently no approved therapies for chronic inducible urticarias other than antihistamines and patients attempt to manage symptoms associated with their disease through avoidance of triggers. We are currently exploring cold-induced and dermographism (scratch-induced) urticarias in an ongoing Phase 2 study.

We completed a Phase 1b open label clinical trial in CIndU in patients refractory to antihistamines, conducted in Germany. This study was designed to evaluate the safety of a single intravenous dose (3 mg/kg) of barzolvolimab in patients with cold urticaria (ColdU) or symptomatic dermographism (SD). The study was expanded to include a cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria (“CholU”) and a cohort at a lower dose (single dose, 1.5 mg/kg) in ColdU. Patient’s symptoms were induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives included pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes, quality of life assessments and measurement of tissue mast cells through skin biopsies.

Generally patients on study had high disease activity at baseline that was poorly controlled and marked impairment in quality of life. At 3 mg/kg in the ColdU and SD cohorts, safety results were reported for 21 patients and activity results were reported for the 20 patients who received a full dose of barzolvolimab. At 1.5 mg/kg in the ColdU cohort, safety results were reported for 10 patients and activity results were reported for the 9 patients who received a full dose of barzolvolimab. At 3 mg/kg in the cholinergic cohort, safety results were reported for 21 patients and activity results were reported for the 20 patients who received a full dose of barzolvolimab.

Rapid (as early as 1 week) and durable responses were observed in patients as assessed by provocation testing.

●	A complete response was achieved in 95% (n=19/20) of patients with ColdU and SD treated with a single dose at 3 mg/kg (n=10/10 ColdU; n=9/10 SD), including 3 patients who experienced insufficient response to prior omalizumab treatment. The median duration (range) of complete response through the 12-week observation period was 77+ days (29–86; n=10) for patients with ColdU and 57+ days (16–70; n=9) for patients with SD. A UCT score of ≥12 (well controlled) was achieved by 80% (n=16/20) of the patients within week 4 post-treatment. By week 8, all patients (100%; n=20/20) achieved well-controlled urticaria, which was sustained to week 12 post-dose by 80% (n=16/20) of patients. Complete urticaria control (UCT=16) was achieved by 35% (n=7/20), 65% (n=13/20), and 40% (n=8/20) at weeks 4, 8, and 12, respectively.
●	A complete response was achieved in 100% (n=9 of 9) patients with ColdU treated with a single dose at 1.5 mg/kg, including 4 patients with disease refractory to omalizumab. The median duration of complete response through the 12-week observation period was 51+ days (7+ weeks). Following barzolvolimab administration, all patients achieved well controlled disease (UCT>12) with 7 of 9 achieving complete control (UCT=16).
●	A complete response was achieved in 56% (n=5 of 9) patients with cholinergic urticaria treated with a single dose at 3 mg/kg. Most responses remained durable through to week 12. 63% (5/8) patients reported well controlled disease (UCT ≥12) at week 8 and 50% (4/8) at week 12, respectively.
●	Patients also reported improvements in quality of life outcomes as assessed by the Dermatology Life Quality Index (DLQI) which surveys patients’ perceptions of symptoms and feelings, daily activities, leisure, work and school performance, personal relationships and treatment.
●	A single dose of barzolvolimab led to marked decreases in tryptase and in skin mast cells. The kinetics correlated with improvements in provocation testing and clinical activity, consistent with a central role for mast cells in the pathogenesis of ColdU and SD. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.

●	Barzolvolimab was well tolerated across all cohorts. In the 3 mg/kg ColdU and SD cohorts, most adverse events were mild, and the most common (≥3 patients) were hair color changes (76%; n=16/21), infusion reactions (43%; n=9/21), taste changes (38%; n=8/21), nasopharyngitis (24%; n=5/21), malaise (24%; n=5/21), and headache (19%; n=4/21). Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt or umami) are consistent with inhibiting KIT signaling in other cell types and completely resolved over time during follow-up. One patient with a history of fainting experienced loss of consciousness during infusion. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed in this patient. Barzolvolimab was also generally well tolerated by patients in the 1.5 mg/kg ColdU cohort and the 3.0 mg/kg cholinergic cohort with a similar safety profile to that reported previously. Across the Phase 1b inducible urticaria study, mean hematology parameters generally remained within the normal ranges—an important finding for a KIT inhibitor. Mild, transient, and asymptomatic decreases in hemoglobin and white blood cell parameters occurred for some patients.
●	Long term follow up data was collected from the 3.0 mg/kg cohorts in cold urticaria and symptomatic dermographism. 14 patients consented to the optional evaluation (6 cold, 8 symptomatic dermographism); 10 of the 14 still had complete control of their disease as assessed by provocation testing at week 12. Data were collected at one or more timepoints beyond week 12 through week 36. Most patients had return of symptoms and/or loss of urticaria control between 12 and 36 weeks. Remarkably, two patients remained provocation negative at 36 weeks, and four had well controlled disease (UCT ≥12) 36 weeks post dosing. Serum tryptase exhibits a similar rate of recovery as clinical symptoms, while skin mast cells return at a slower rate. Tissue KIT signaling, as approximated by SCF levels, was rapidly inhibited after dose administration and fully reactivated approximately 18 weeks after dosing. Tryptase levels return to pretreatment levels during follow up, while mast cells continue to recover. Drug related adverse events noted during the study all resolved.

Data from this study were reported in Allergy (Nov 2022) and across multiple medical meetings, including the GA²LEN Global Urticaria Forum (GUF) in December and the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress in June 2022.

In July 2022, we announced that the first patient had been dosed in a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy. The study is being conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. Approximately 180 patients in 2 cohorts (differentiated by CIndU subtype) including 90 patients with cold urticaria and 90 patients with symptomatic dermographism will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients will then enter a follow-up phase for an additional 24 weeks. In addition, the study includes the option for patients who have symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients receive 300 mg of barzolvolimab every 8 weeks. The primary endpoint of the study is the percentage of patients with a negative provocation test at week 12 (using TempTest(R) and FricTest(R)). Secondary endpoints include safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale). Data from this study are expected in the second half of 2024.

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

We have completed a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study in PN. Data from the study, including 24 weeks of follow-up, were presented at the 12th World Congress on Itch (WCI) held in November 2023. 24 adults (evaluable: n=23 safety; n=22 efficacy) with moderate to severe PN were randomized across three arms: (1) barzolvolimab 3.0 mg/kg (n=9), barzolvolimab 1.5 mg/kg (n=7) and placebo (n=8). The primary endpoint of the study was safety; key secondary endpoints include changes from baseline in Worst Itch-Numerical Rating Scale (WI-NRS) & Investigator Global Assessment (IGA). The primary timepoint for evaluation of clinical activity was 8 weeks; patients were followed for safety and efficacy endpoints to 24 weeks. Patients on study generally had moderate to severe disease with mean baselines scores across all arms of 8.6 for WI-NRS and 3.3 for IGA.

A single IV dose of 3.0 mg/kg barzolvolimab resulted in rapid and durable reductions in itch and healing of skin lesions in patients with moderate to severe PN and that barzolvolimab was generally well tolerated.

●	At week 8, the percentage of patients with ≥4-point decrease in WI-NRS was 57% and 43% for the single dose 3.0 or 1.5 mg/kg barzolvolimab arms, respectively, and 25% for the placebo arm; this level of response generally persisted out to week 16. In the 3.0 mg/kg arm, a ≥4-point decrease in WI-NRS reduction was seen as early as the first week and reached a high of 71% of patients at week six which was distinct from both the 1.5 mg/kg barzolvolimab and placebo arms.

% of Subjects with ≥4-point decrease in WI-NRS
Dose	Week 1	Week 2	Week 3	Week 4	Week 5	Week 6	Week 7	Week 8
1.5 mg/kg	0	14	29	14	29	29	29	43
3.0 mg/kg	14	29	29	29	57	71	57	57
placebo	0	0	13	13	25	38	38	25

●	At week 8, 29% of patients achieved clear or almost clear skin according to IGA following a single dose of barzolvolimab 3.0 mg/kg. This effect was noted as early as week 2 (the first clinic visit) and was maintained out to week 12/16. No patients treated at 1.5 mg/kg barzolvolimab or placebo achieved clear or almost clear skin according to IGA through week 8. 2 additional patients in the 1.5 mg/kg arm, 2 additional patients in the 3.0 mg/kg arm and 1 patient on placebo had IGA 0/1 at timepoints between weeks 8 and 24.

% of Subjects with IGA 0/1
Dose	Baseline	Week 2	Week 4	Week 8
1.5 mg/kg	0	0	0	0
3.0 mg/kg	0	14	14	29
placebo	0	0	0	0

●	Clinical activity was associated with profound serum tryptase reduction. At the 3.0 mg/kg dose, tryptase was profoundly reduced to, or below, the level of quantification and this level of reduction was maintained at least through 8 weeks. Tryptase reduction was observed in the 1.5 mg/kg arm but to a lesser extent.
●	Adverse Events were generally mild to moderate in intensity and considered unrelated to treatment. During the initial 8 week observation period in the 3.0 mg/kg dosing arm, an anaphylactic reaction occurred in a complicated patient with multiple comorbidities; the event fully resolved without sequelae. Generally, AEs seen during the 24-week follow-up period were consistent with comorbidities commonly observed in the PN population.

We are currently planning for the initiation of a Phase 2 subcutaneous study in PN in early 2024. This randomized, double-blind, placebo-controlled, parallel group study will evaluate the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in approximately 120 patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). Patients will be randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants will then enter a follow-up phase with no study treatment for an additional 16 weeks through week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. The study will include approximately 50 clinical trial centers worldwide, including the United States.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with active EoE. To optimize potential efficacy signal in this difficult to treat indication, we have recently amended the protocol to dose 300 mg every 4 weeks rather than 8 weeks. Approximately 75 patients will be enrolled in total. In the revised protocol, patients will be randomly assigned on a 1:1 ratio to receive subcutaneous injections of barzolvolimab at 300 mg every 4 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients then enter a 12-week active treatment phase, in which all patients will receive barzolvolimab 300 mg every 4 weeks. Patients then enter a follow-up phase for an additional 16 weeks. The primary endpoint of the study is reducing esophageal intraepithelial infiltration of mast cells as assessed by peak esophageal intraepithelial mast cell count. Secondary endpoints include the reduction of symptoms of dysphagia and esophageal intraepithelial infiltration of eosinophils and safety. The study includes approximately 60 clinical trial centers across 8 countries, including the United States. Enrollment is ongoing.

Additional Barzolvolimab Development Activities

In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a CMO and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed in support of Phase 3 trials. We are in the process of scaling up our drug product manufacturing. We believe that barzolvolimab can be scaled up to permit drug product manufacturing in commercial quantities.

In February 2022, we reported interim data after completing the in-life dosing portion of our six-month chronic toxicology study in non-human primates. The only clinically adverse finding at the completion of dosing was a profound impact on spermatogenesis, an expected and well understood effect of KIT inhibition. As a standard part of toxicology studies, some animals from each group continued to be observed through a recovery period to understand the reversibility of any adverse findings. Due to the very high concentrations of barzolvolimab at the end of dosing, the recovery period was approximately one year. As we expected, and consistent with previous findings with KIT blocking antibodies, we were pleased to report in December 2022, that during this recovery period spermatogenesis fully recovered in all male animals as measured by both sperm count and motility. The final histologic analysis and study report were completed in early 2023 and were consistent with previously reported results. We are encouraged with these findings and believe these data strongly support continued development of barzolvolimab.

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

The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN and EoE include: Allakos (lirentelimab for EoE), Celltrion (CT-P39; omalizumab biosimilar for CSU), Galderma/Chugai (nemolizumab for PN), Novartis (remibrutinib for CSU), and Regeneron/Sanofi (Dupixent for CSU, CIndU, PN and EoE).

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

Manufacturing

We are a research and development company and have limited experience in commercial manufacturing. To conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, we engage Contract Manufacturing Organizations (CMOs) to manufacture our drug candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (cGMP) and U.S. and foreign regulatory requirements, as applicable. We also rely on CMOs for labeling and storage for studies inside and outside the U.S.

We currently operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute drug candidates to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We have manufactured barzolvolimab and CDX-585 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. All products are then filled at CMOs. Any manufacturing failures or compliance issues at contract manufacturers could cause delays in our Phase 1 and Phase 2 clinical studies for these drug candidates.

Our barzolvolimab drug product is currently administered subcutaneously. The subcutaneous formulation will allow for potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form could improve the patient experience if the product becomes available commercially. In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a CMO and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed in support of Phase 3 trials. We are in the process of scaling up our drug product manufacturing. We believe that barzolvolimab can be scaled up to permit drug product manufacturing in commercial quantities.

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

The key patents and patent applications owned by us or licensed to us that we consider important to our current clinical programs include the following (except where stated otherwise, the indicated and estimated patent expiry dates are the estimated normal expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Adjustments (PTAs), Patent Term Extensions (PTEs), other term extensions or Supplementary Protection Certificates (SPCs), if these may be secured in due course):

●	We own a portfolio of patents and patent applications directed to barzolvolimab and other anti-KIT receptor antibodies. These patents and patent applications include claims directed to particular anti-KIT antibody compositions of matter, including barzolvolimab compositions of matter, and methods of using such antibodies. A composition of matter patent has been issued in the U.S. which would have an estimated patent expiry date in 2034 (this includes additional term due to PTA, but does not include any PTE if this may be secured in due course) and further U.S. patent applications are pending. Patents have also been issued in Europe, Japan, Canada, China, Australia, New Zealand, Israel, India, the Republic of Korea, the Russian Federation, Singapore, Brazil, Mexico, South Africa and certain other countries. Where issued the foregoing would have estimated normal patent expiry dates ranging from 2032 to 2033. Further (later filed) patent applications (relating to Fc sequences used in barzolvolimab and certain uses of barzolvolimab) are pending in the U.S., the European Patent Office, Japan, Canada, China, Australia, New Zealand, Israel, India, the Republic of Korea, the Eurasian Patent Office, Brazil, Mexico and South Africa. If, when and where issued the latter would have estimated normal patent expiry dates in 2042.
●	We own a family of patent applications directed to anti-ILT4 antibody sequences used in CDX-585 as compositions of matter. Patent applications in this family are pending in the U.S., the European Patent Office, Japan, Canada, China,

Australia, New Zealand, Israel, India, the Republic of Korea, the Eurasian Patent Office, Singapore, Brazil, Mexico and South Africa. If, when and where issued the foregoing would have estimated normal patent expiry dates in 2042. We also have rights outside of China, Taiwan, Hong Kong and Macao in further pending international and regional and national patent applications relating to the bispecific antibody CDX-585. Of these, a co-owned international patent application which includes composition of matter claims directed to the bispecific antibody CDX-585 is pending in the international phase, and licensed regional and national patent applications which include composition of matter claims directed to the anti-PD-1 antibody sequences used in CDX-585 are pending in the U.S., the European Patent Office, Japan, Canada, Australia and the Republic of Korea. If, when and where issued the foregoing would have estimated normal patent expiry dates ranging from 2041 to 2042.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

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

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

The BPCIA includes, among other provisions, a 12-year exclusivity period from the date of first licensure, or BLA approval, of the reference product, during which approval of a 351(k) application referencing that product may not be made effective; a four-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted; and an exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars.

The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHSA.

The BPCIA is complex and its interpretation and implementation by the FDA remains unpredictable. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate effect, implementation, and meaning of the BPCIA is subject to uncertainty.

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

Under the EU regulatory system, we will submit all of our marketing authorization applications under the centralized procedure. The centralized procedure is compulsory for medicines produced by biotechnology, or are for the treatment of cancer, or officially designated as ‘orphan medicines.’ The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The European Medicines Agency (“EMA”) grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same product, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

Pricing and reimbursement schemes vary widely from country to country. For example, certain EU member states may approve a specific price and volume for a drug product after which incremental revenues or profits need to be paid back by way of rebates. They may also institutionalize utilization restrictions, curb physicians’ drug budgets, provide conditional reimbursement schemes that require additional evidence to be generated post-marketing authorization, etc. The downward pressure on health care costs in general, including prescription drugs, has been evident in EU markets for some time and is now a major focus of federal and state governments in the U.S. As a result, increasingly high barriers are being erected to the pricing and reimbursement of new drugs, despite regulatory efforts to bring drugs to market sooner. Cross- border trade has existed for some time in the EU, allowing pharmacies in one country to import, at a lower price, drug from another country, further exerting pricing pressures across the EU. There is U.S. legislation that establishes a process for states to import less expensive drugs from Canada to the U.S. In January 2024, the FDA authorized the state of Florida to establish such a program, although Florida must take several other steps before drugs begin to be imported. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our drugs.

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

As of December 31, 2023, we had 160 full-time employees, 26 of whom have Ph.D. and/or M.D. degrees. Of these employees, 136 were engaged in or directly support research and development activities. We consider our relationship with our employees to be good.

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

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $118.0 million, $82.3 million and $53.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2024 as we continue to advance our drug candidates through clinical development.

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

Summary of Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

●	Risks related to our need for additional capital to fund our operations.
●	Risks related to the Merger Agreement and related Settlement Agreement with Kolltan.

Risks Related to Development and Regulatory Approval of Drug Candidates

●	Risks related to our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.
●	Risks related to the extensive and lengthy regulatory scrutiny to which we are subject.
●	Risks related to our ability to commence, enroll, manage and complete our clinical trials.
●	Risk of serious adverse or unacceptable side effects identified related to our drug candidates.
●	We may enter collaboration agreements for our lead drug candidates that may not meet our expectations.

Risks Related to Commercialization of Our Drug Candidates

●	Risks related to delays, difficulties or unanticipated costs in establishing sales, marketing and distribution capabilities.
●	Risks related to the acceptance of our drug candidates by physicians, patients and third-party payors.
●	Risks related to reimbursement decisions by third-party payors.
●	Risks, including the terms of FDA approval, that could affect the demand for and sales and profitability of any of our drug candidates.
●	Risks related to the failure to obtain regulatory approvals in foreign jurisdictions and risks related to international operations if we do obtain regulatory approval in foreign jurisdictions.

Risks Related to Reliance on Third Parties

●	Risks related to our reliance on third parties.

Risks Related to Business Operations

●	Risks related to strategic transactions.

●	Risks related to managing our growth.
●	Risks related to our ability to integrate and modify our technologies to create new drugs.
●	Risks related to computer systems that we and third parties use and potential security breaches.
●	Risks related to hazardous materials.
●	Risks related to product liability claims.

Risks Related to Intellectual Property

●	Risks related to intellectual property.

Regulatory Risks

●	Risks related to the regulatory approval process for our drugs.
●	Risks related to changes in product candidate manufacturing or formulation.
●	Risks related to our compliance with laws and regulations.

Risks Related to Our Capital Stock

●	Risks related to our history of losses and uncertainty of future profitability.
●	Risks relates to the volatility of our common stock.
●	Risks related to our use of our net operating loss carryforwards.

General Risk Factors

●	Risks related to internal controls over financial reporting.
●	Risks that our competitors may develop technologies that make ours obsolete.
●	Risks related to health epidemics and outbreaks.
●	Risks related to the global economy and supply chain disruptions.
●	Risks related to the loss of our key executives and scientists.
●	Risks that our employees may engage in misconduct or other improper activities.
●	Risks related to our compliance with the Nasdaq Listing Rules.

Risks Related to Our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $1.4 billion as of December 31, 2023. Until, and unless, we complete clinical trials and other development activity, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

We have incurred operating losses of $154.5 million, $115.2 million and $71.2 million during 2023, 2022 and 2021, respectively, and expect to incur an operating loss in 2024 and beyond. We believe that operating losses will continue in 2024 and beyond because we are planning to incur significant costs associated with the development of our drug candidates. During the years ended December 31, 2023, 2022 and 2021, we incurred $32.4 million, $23.8 million and $8.0 million in clinical trial expense and $24.1 million, $4.5 million and $1.7 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders’ equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $423.6 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

In connection with the agreement pursuant to which we acquired Kolltan in 2016 (the “Merger Agreement”) as modified by the definitive settlement agreement (the “Settlement Agreement”) we entered on July 15, 2022 related to litigation arising from the Kolltan merger, in the event that regulatory approval by the United States Food and Drug Administration or European Medicines Agency of certain drug candidates are achieved, we will be required to pay to the former stockholders of Kolltan a milestone payment of $52,500,000, which milestone payment may be made, at our sole election, in cash, in shares of our common stock or a combination of both, subject to provisions of the Merger Agreement. If we elect to issue shares of our common stock to make this milestone payment, you will experience further dilution.

We may require additional capital to fund the milestone payment in cash, depending on the facts and circumstances at the time such payment becomes due. The number of shares of our common stock issuable in connection with a milestone payment, if any, will be determined based on the average closing price per share of our common stock for the five trading day period ending three calendar days prior to the achievement of such milestone. If we elect to pay the milestone payment in shares of our common stock, our stockholders would experience substantial dilution.

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

Premarket review of our product candidates by the FDA and/or other regulatory authorities is a lengthy and uncertain process and approval may be delayed, limited or denied, any of which would adversely affect our ability to generate operating revenues.

We are not permitted to market our drug product candidates in the United States until we receive approval of an application by the FDA. The time required to obtain approval by the FDA is unpredictable, but typically takes multiple years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of the FDA and the type, complexity and novelty of the product candidates involved. Similar processes are used in countries outside of the U.S. We have not submitted a marketing application such as BLA or NDA to the FDA or any similar application to any other regulatory authority in any jurisdiction.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●	could determine that the information provided by us as part of an IND or BLA/NDA is inadequate, contains clinical deficiencies or otherwise fails to demonstrate safety and effectiveness of any of our product candidates for any indication;
●	may not find the data from pre-clinical and clinical trials sufficient to support the submission of a marketing application or to obtain marketing approval, including any findings that the safety risks outweigh clinical and other benefits of our product candidates;
●	may require us to perform additional studies to demonstrate the safety, efficacy, pharmacokinetics, or other properties of our product candidates prior to approval, or require such studies as a condition of approval;
●	may disagree with our clinical trial designs or our interpretation of data from product development manufacturing data, bioequivalence studies and/or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;
●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the supply of the API used in our product candidates;
●	may identify deficiencies in our own manufacturing processes or our proposed scale-up of the manufacturing processes or facilities for the production of our product candidates;
●	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;
●	may change its approval policies or adopt new regulations; or
●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in the United States or other jurisdictions, barzolvolimab and other drug candidates that we are developing or may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

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

Most biologics, including our drug candidates, are injected, either subcutaneously or intravenously. There are risks inherent in subcutaneous injections, such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. In addition, there are risks inherent in intravenous administration such as infusion-related reactions (including nausea, pyrexia, rash, and dyspnea). These and other complications or side effects could harm further development and/or commercialization of our antibody-based products and product candidates utilizing this method of administration.

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

As our current clinical trials progress, we may need to manage multiple late-stage clinical trials simultaneously in order to continue developing all of our current products. The management of late-stage clinical trials is more complex and time consuming than early-stage trials. Typically, early-stage trials involve several hundred patients in no more than 10 to 30 clinical sites. Late-stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program in a compliant manner is substantially larger than early-stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, we could be faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently, it is possible that conclusions of efficacy or safety may not be acceptable to permit filing of a BLA or NDA for any one of the above reasons or a combination of several.

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

If our drug candidates are approved for commercialization outside of the United States, we expect that we will be subject to additional risks related to international operations and entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, uncertain interest rate environments or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where employment regulations are different than, and labor unrest is more common than, in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, floods and fires; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

We have limited experience in commercial manufacturing. We rely on CMOs to manufacture drug substance and drug product for any late-stage clinical studies of our drug candidates as well as for future commercial supplies. Our ability to conduct late-stage clinical trials, manufacture and commercialize our drug candidates, if regulatory approval is obtained, depends on the ability of such CMOs to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and foreign regulatory requirements, if applicable. We also rely on CMOs for labeling and storage for studies inside and outside the US. In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to make facility modifications, hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA and meet other regulatory standards. We therefore work with CMOs under established manufacturing arrangements that comply with the FDA’s requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

We also currently manufacture barzolvolimab and CDX-585 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials. All products are then filled at CMOs.

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

There can be no assurances that contract manufacturers will be able to meet our timetable and requirements. While we believe that there is currently sufficient capacity worldwide for the production of our potential products through CMOs, establishing long-term relationships with CMOs and securing multiple sources for the necessary quantities of clinical and commercial materials required can be a challenge due to increasing industry demand for CMO services. Qualifying the initial source of clinical and ultimately commercial material is a time consuming and expensive process due to the highly regulated nature of the pharmaceutical/biotech industry. The key difficulty in qualifying more than one source for each product is the duplicated time and expense in doing so without the potential to mitigate these costs if the secondary source is never utilized.

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

Use of third-party manufacturers also limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of our contract manufacturers. If third-party manufacturers fail to meet our manufacturing needs in an acceptable manner or fail to comply with regulatory requirements, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate third-party manufacturers. It may not be possible to have multiple third-party manufacturers ready to supply us with needed material at all or without incurring significant costs. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop, manufacture, sell and deliver products on a timely and competitive basis. Any manufacturing failures, supply chain delays or compliance issues at our Fall River facility or at our CMOs could cause delays in our clinical studies for our drug candidates.

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

Our computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption even with a cybersecurity risk mitigation program developed by our enterprise. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft, inadvertent mistake or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce and distribute our products and product candidates. If any such events were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the risk of cyber-attacks or other privacy or data security incidents may be heightened due to common, external attempts to attack our information technology systems and data using means such as phishing, other social engineering and vulnerability exploitation. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

While we have not experienced any material disruptions to our business, systems or operations as a result of a cybersecurity incident to date, if such an event were to occur and cause material interruptions in our operations, it could result in a material disruption of our independent drug development programs and our business overall. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union, the General Data Protection Regulation, or GDPR, further restricts all applicable personal data, including information masked by a coding system that is not considered deidentified data under applicable law. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, protection and storage of personal information. To the extent that any disruption or security breach of our information technology systems were to result in a loss of or damage to data or applications, or inappropriate disclosure of third-party notifiable confidential or proprietary information, personal health information, personal information or personal data, we could incur substantial liability under laws that protect the privacy of personal information, our reputation would be damaged, and the further development of our product candidates could be delayed, any of which could adversely affect our business. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

We cannot anticipate all possible types of security threats and we cannot guarantee that our data protection efforts and our investments in information technology will prevent significant breakdowns, data leakages, security breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition.

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

As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification or approval by the FDA, EMA or other regulatory authorities. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay or prevent approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

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

We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $1.4 billion as of December 31, 2023. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2022 through December 2023, the market price of our common stock has fluctuated from a high of $48.40 per share in the first quarter of 2023, to a low of $19.85 per share in the second quarter of 2022. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our ability to use our net operating loss carryforwards will be subject to limitation and, under certain circumstances, may be eliminated.

As of December 31, 2023, we had net operating loss carryforwards, or NOLs, of approximately $618.4 million for federal income tax purposes, and $1.0 billion for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

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

Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets is determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. Additionally, the Tax Cuts and Jobs Act limited the deduction for net operating losses to 80% of taxable income while providing that net operating loss carryovers for years after 2017 will not expire. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018 – 2020 NOLs, removing the 80% limitation on the carryback of those NOLs, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the twelve months ended December 31, 2023, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act.

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

Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN and EoE include: Allakos (lirentelimab for EoE), Celltrion (CT-P39; omalizumab biosimilar for CSU), Galderma/Chugai (nemolizumab for PN), Novartis (remibrutinib for CSU), and Regeneron/Sanofi (Dupixent for CSU, CIndU, PN and EoE). Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available. Our competitors may:

●	develop technologies and products that are more effective than ours, making ours obsolete or otherwise noncompetitive;
●	obtain regulatory approval for products more rapidly or effectively than us; and
●	obtain patent protection or other intellectual property rights that would block our ability to develop competitive products.

We or the third parties upon whom we depend may be adversely affected by natural disasters or other unforeseen events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our operations are located primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. If any event occurred that prevented us from using all or a significant portion of our manufacturing and lab facilities, damaged critical infrastructure, such as third-party manufacturing facilities, or otherwise disrupted operations and travel, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

We face risks related to health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials.

Disease outbreaks, epidemics and pandemics, including COVID-19, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment could be delayed due to local clinical trial site protocols designed to protect staff and patients from certain outbreaks, which could delay the expected timelines for data readouts of our preclinical studies and clinical trials. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. A future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects.

The future progression of the COVID-19 epidemic and its effects on our business and operations are uncertain. The impacts of a potential resurgence of COVID-19 could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies. In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic have resulted in, and could continue resulting in, certain supply chain constraints and challenges.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy due to geopolitical events have impeded, and may continue to impede in the future, global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

To effectively prevent, detect and respond to cybersecurity threats, we maintain a cyber risk management program under the responsibility of the head of the Information Technology (“IT”) function. Management and administration of cybersecurity systems and activities are primarily outsourced to consultants who have cross-functional expertise in cyber security and who perform the work under the supervision of the IT head. Our IT head, in turn reports to the Senior Vice-President and General Counsel who is responsible for and knowledgeable of legal and contractual cybersecurity risk for the organization. The program is comprised of policies, standards, architecture, and processes, which are reviewed and updated on a periodic basis. The program leverages a multilayered approach of utilizing different practices, technologies, vendors or techniques without an overreliance on a single vendor. We engage with consultants to help develop and evidence the policies, standards, and processes in a manner consistent with applicable legal requirements, and also evaluate and adopt cybersecurity software from reputable vendors in cybersecurity, some that provide software as a service solutions backed by a Security Operations Center. We also engage separate third parties to provide penetration testing, risk consulting, cybersecurity incident assessment and forensics, as necessary and in addition to IT’s internal risk assessment processes. We work with many companies that provide hosted software or support for software systems. It is important for these companies to also have effective cybersecurity measures to protect data and systems. We have a self-attestation form to assess cybersecurity readiness that is sent to select vendors based on a risk assessment. For certain vendors, we request System and Organization Controls (SOC) reports or similar documents to provide assurance that the vendors have audited practices or practices in keeping with our legal requirements even if SOC audit documentation does not exist. We have also engaged legal counsel to advise on cybersecurity matters and we have developed an escalation protocol to report cybersecurity incidents as legally required. No material cybersecurity incidents have occurred to date.

The program also includes training that reinforces our policies, standards, and practices, as well as the expectation that employees comply with these policies. The training engages personnel on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all employees on a periodic basis, and it is supplemented by testing initiatives, including periodic phishing tests. We maintain a cybersecurity risk insurance policy.

Governance; Board Oversight

Our Audit Committee is responsible for reviewing our information security programs, including cybersecurity. IT provides regular updates to the Audit Committee on our IT security strategy, secure score assessments, penetration testing results, and status of risk mitigation activities, where applicable. IT also notifies the Audit Committee and Executive Committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities, as appropriate.

Item 2. PROPERTIES

As of December 31, 2023, our significant leased properties are described below.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol “CLDX.” As of February 14, 2024, there were approximately 133 shareholders of record of our common stock. On February 14, 2024 the closing price of our common stock, as reported by NASDAQ, was $36.26 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX — U.S. AND PEER GROUP INDICES

The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2018 through December 31, 2023, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2018 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2018	2019	2020	2021	2022	2023
Celldex Therapeutics, Inc.	$100	$75	$590	$1,302	$1,501	$1,336
NASDAQ U.S. Benchmark TR Index	$100	$131	$159	$200	$161	$203
NASDAQ Pharmaceutical (Subsector) Index	$100	$115	$127	$157	$175	$182

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biopharmaceutical company dedicated to exploring the science of mast cell biology and developing therapeutic antibodies which have the ability to engage the human immune system and/or directly affect critical pathways to improve the lives of patients with severe inflammatory, allergic, autoimmune and other devastating diseases. Our drug candidates include monoclonal and bispecific antibodies designed to address mast cell mediated diseases for which available treatments are inadequate.

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: In November 2023, we announced that our Phase 2 study in chronic spontaneous urticaria (CSU) achieved the primary efficacy endpoint (statistically significant mean change from baseline to week 12 of urticaria activity score compared to placebo) and was well tolerated. The study is ongoing and patients will continue to receive barzolvolimab for 52 weeks of treatment; we plan to report topline 52 week data in the second half of 2024. We are currently planning for the initiation of Phase 3 studies in CSU in summer 2024. A Phase 2 study in chronic inducible urticaria (CIndU) is currently enrolling patients and we expect to report data from this study in the second half of 2024;
-	Prurigo Nodularis (PN): In November 2023, we reported positive data from a Phase 1b study in PN that supports further development of barzolvolimab in this indication and we are currently planning for the initiation of a Phase 2 study in PN in early 2024;
-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and enrollment is ongoing.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

During the past five years through December 31, 2023, we incurred an aggregate of $338.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2023, 2022 and 2021. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

	(In thousands)
Barzolvolimab/Anti-KIT Program	$79,913	$51,220	$24,395
CDX-585	6,357	9,793	7,133
Other Programs	31,741	21,245	21,783
Total R&D Expense	$118,011	$82,258	$53,311

Clinical Development Programs

Barzolvolimab (also referred to as CDX-0159)

Barzolvolimab is a humanized monoclonal antibody that specifically binds the receptor tyrosine kinase KIT and potently inhibits its activity. KIT is expressed in a variety of cells, including mast cells, and its activation by its ligand SCF regulates mast cell growth, differentiation, survival, chemotaxis and degranulation. Barzolvolimab is designed to block KIT activation by disrupting both SCF binding and KIT dimerization. By targeting KIT, barzolvolimab has been shown to inhibit mast cell activity and decrease mast cell numbers, which we believe could provide potential clinical benefit in mast cell related diseases.

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. Phase 1 studies in CSU and CIndU were successfully completed and Phase 2 studies are ongoing. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in the ongoing Phase 2 CSU study, with a statistically significant mean change from baseline to week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. We are currently planning Phase 3 studies in CSU which are expected to initiate in summer 2024.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting an ongoing Phase 2 study in eosinophilic esophagitis (EoE) and are preparing to initiate a Phase 2 study in prurigo nodularis (PN) in early 2024 after reporting positive data from a Phase 1b study in PN in late 2023. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

Chronic Spontaneous Urticaria (CSU)

CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. It is one of the most frequent dermatologic diseases with a prevalence of 0.5-1.0% of the total population or up to approximately 1 to 3 million patients in the United States (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). Approximately 50% of patients with CSU achieve symptomatic control with antihistamines. Omalizumab, an IgE inhibitor, provides relief for roughly half of the remaining antihistamine refractory patients. Consequently, there is a need for additional therapies.

We have completed a Phase 1b randomized, double-blind, placebo-controlled multi-center study of barzolvolimab in CSU. The study was designed to assess the safety of multiple ascending doses of barzolvolimab in patients with CSU who remain symptomatic despite treatment with antihistamines. Secondary and exploratory objectives included pharmacokinetic and pharmacodynamic assessments, clinical activity outcomes and quality of life assessments. Barzolvolimab was administered intravenously as add on treatment to H1-antihistamines, either alone or in combination with H2-antihistamines and/or leukotriene receptor agonists. 45 patients with moderate to severe CSU refractory to antihistamines were enrolled and treated [35 barzolvolimab (n=9 in 0.5 mg/kg; n=8 in 1.5 mg/kg; n=9 in 3.0 mg/kg; n=9 in 4.5 mg/kg) and 10 placebo].

At saturating doses (1.5 mg/kg and higher), barzolvolimab resulted in rapid, marked and durable responses in patients with moderate to severe CSU refractory to antihistamines. The 1.5 mg/kg, 3.0 mg/kg and 4.5 mg/kg dose groups showed similar markedly improved urticaria symptoms, including rapid onset of responses (as early as 1 week after the first dose) and prolonged disease control with sustained durability up to 24 weeks. Patients with prior omalizumab therapy also had similar symptom improvement as all patients.

●	Mean reduction from baseline in weekly urticaria activity score (UAS7) at week 12 was 67% in the 1.5 mg/kg dose group (n=8), 67% in the 3.0 mg/kg dose group (n=9) and 82% in the 4.5 mg/kg dose group (n=9). Mean reduction from baseline in UAS7 at week 24 was 80% in the 1.5 mg/kg dose group (n=7), 70% in the 3.0 mg/kg dose group (n=6) and 77% in the 4.5 mg/kg dose group (n=7).
●	Complete response (UAS7=0) at week 12 was 57% in the 1.5 mg/kg dose group, 44% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group. Complete response (UAS7=0) at week 24 was 57% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 43% in the 4.5 mg/kg dose group.
●	Well-controlled disease (UCT≥ 12) at week 12 was 75% in the 1.5 mg/kg dose group, 63% in the 3.0 mg/kg dose group and 89% in the 4.5 mg/kg dose group. Well-controlled disease (UCT≥ 12) at week 24 was 75% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group.
●	During post-treatment follow up, 71% (10 of 14) of patients who had been treated with doses greater than or equal to 1.5 mg/kg and had a complete response (UAS7=0) at week 12, remained urticaria free at week 24 (patients received last dose of barzolvolimab at week 8).
●	Profound and durable improvement in angioedema symptoms as measured through the weekly angioedema activity score (AAS7) was achieved across all dose levels evaluated with sustained activity observed with the 1.5 mg/kg and greater dose levels.
●	Patients also reported improvements in quality of life outcomes as assessed by the Dermatology Life Quality Index (DLQI) which surveys patients’ perceptions of symptoms and feelings, daily activities, leisure, work and school performance, personal relationships and treatment.
●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.
●	Barzolvolimab was well tolerated. Most AEs were mild or moderate in severity and resolved while on study. The most common treatment emergent adverse events were hair color changes, COVID-19, headache, neutropenia and urinary tract infections (UTIs). UTIs and COVID-19 were reported as unrelated to treatment. Generally transient, asymptomatic and mild changes in hematologic parameters were observed, consistent with observations from prior studies. No pattern of further decrease was observed with multiple dose administration.

Data from this study were reported across multiple medical meetings, including the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting in February 2023, the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress in June 2023 and the European Academy of Dermatology & Venereology (EADV) Congress in October 2023.

In June 2022, we initiated dosing in a Phase 2 study in patients with CSU who remained symptomatic despite antihistamine therapy; in July 2023, we announced that enrollment was complete. The study is being conducted at approximately 75 sites across 9 countries. The study is a randomized, double-blind, placebo-controlled, parallel group Phase 2 study evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab to determine the optimal dosing strategy. 208 patients have been randomly assigned on a 1:1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 75 mg every 4 weeks, 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. After 16 weeks, patients then enter a 36-week active treatment period, in which patients receiving placebo or the 75 mg dose are randomized to receive barzolvolimab 150 mg every 4 weeks or 300 mg every 8 weeks; patients already randomized to the 150 mg and 300 mg treatment arms remain on the same regimen as during the placebo-controlled treatment period. After 52 weeks, patients then enter a follow-up period for an additional 24 weeks. The primary endpoint of the study is mean change in baseline to week 12 in UAS7 (weekly urticaria activity score). Secondary endpoints include safety and other assessments of clinical activity including ISS7 (weekly itch severity score), HSS7 (weekly hive severity score) and AAS7 (weekly angioedema activity score).

Topline data from this study were presented in November of 2023 and 12 week treatment results were presented at the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting in February 2024. Data from the 208 patients randomized in the study showed that barzolvolimab achieved the primary efficacy endpoint, with a statistically significant mean change from baseline to week 12 in UAS7 compared to placebo at all dose levels. Secondary and exploratory endpoints in the study were also achieved at week 12 and strongly support the primary endpoint results, including changes in ISS7 and HSS7 and responder analyses. Importantly, barzolvolimab demonstrated rapid, durable and clinically meaningful responses in patients with moderate to severe CSU refractory to antihistamines, including patients with prior omalizumab treatment. Demographics and baseline disease characteristics were well balanced across treatment groups. The majority of patients on study had severe disease (UAS7≥28).

Summary of Clinical Activity Assessments at Week 12
	300 mg Q8W (n=51)	150 mg Q4W (n=52)	75 mg Q4W (n=53)	Placebo (n=51)
UAS7 Changes
Baseline UAS7 (mean)	31.33	30.75	30.30	30.09
LS Mean change at Week 12	-23.87	-23.02	-17.06	-10.47
LS Mean difference from placebo (Confidence Interval, p value)	-13.41 (CI: -17.47, -9.34) p<0.0001	-12.55 (CI:-16.56, -8.55) p<0.0001	-6.60 (CI:-10.71, -2.49) p=0.0017
HSS7 Changes
Baseline HSS7 (mean)	14.92	15.05	14.86	14.47
LS Mean change at Week 12	-12.19	-11.19	-8.25	-4.95
LS Mean difference from placebo (Confidence Interval, p value)	-7.24 (CI:-9.36, -5.12) p<0.0001	-6.24 (CI:-8.33, -4.16), p<0.0001	-3.31 (CI:-5.40, -1.22), p=0.0020
ISS7 Changes
Baseline ISS7 (mean)	16.42	15.70	15.44	15.61
LS Mean change at Week 12	-11.79	-11.68	-8.62	-5.47
LS Mean difference from placebo (Confidence Interval, p value)	-6.32 (CI: -8.50, -4.13), p<0.0001	-6.21 (CI: -8.38, -4.04), p<0.0001	-3.16 (CI: -5.41, -0.91), p=0.0061
Responder Analyses/Clinical Responses
UAS7=0 (Complete Control)	37.5%	51.1%	22.9%	6.4%
UAS7≤6 (Well-controlled)	62.5%	59.6%	41.7%	12.8%

UAS7, HSS7 and ISS7 data were analyzed using ANCOVA model and multiple imputation.

Barzolvolimab demonstrated strong improvement in UAS7 independent of omalizumab status at Week 12. Approximately 20% (n=41) of enrolled patients received prior treatment with omalizumab and more than half of these patients had omalizumab-refractory disease. These patients experienced a similar clinical benefit as the overall treated population within their individual dosing groups consistent with the barzolvolimab mechanism of action.

Barzolvolimab was well tolerated with a favorable safety profile. Most adverse events were mild to moderate in severity; through 12 weeks, the most common treatment emergent adverse events in barzolvolimab treated patients were urticaria/CSU (10%), hair color changes (9%), and neutropenia/ANC decrease (8%). The rate of infections was similar between barzolvolimab treated patients and placebo with no association between neutropenia and infections.

Patients on study will continue to receive barzolvolimab for 52 weeks and we plan to report 52 week data in late 2024. We believe these results strongly support the further development of barzolvolimab in CSU and are currently planning two Phase 3 studies of barzolvolimab which we plan to initiate in summer 2024.

Chronic Inducible Urticaria (CIndU)

CIndUs are forms of urticaria that have an attributable cause or trigger associated with them, typically resulting in hives or wheals. The prevalence of CIndU is estimated at 0.5% of the total population and is reported to overlap in up to 36% of CSU patients (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). There are currently no approved therapies for chronic inducible urticarias other than antihistamines and patients attempt to manage symptoms associated with their disease through avoidance of triggers. We are currently exploring cold-induced and dermographism (scratch-induced) urticarias in an ongoing Phase 2 study.

We completed a Phase 1b open label clinical trial in CIndU in patients refractory to antihistamines, conducted in Germany. This study was designed to evaluate the safety of a single intravenous dose (3 mg/kg) of barzolvolimab in patients with cold urticaria (ColdU) or symptomatic dermographism (SD). The study was expanded to include a cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria (“CholU”) and a cohort at a lower dose (single dose, 1.5 mg/kg) in ColdU. Patient’s symptoms were induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives included pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes, quality of life assessments and measurement of tissue mast cells through skin biopsies.

Generally patients on study had high disease activity at baseline that was poorly controlled and marked impairment in quality of life. At 3 mg/kg in the ColdU and SD cohorts, safety results were reported for 21 patients and activity results were reported for the 20 patients who received a full dose of barzolvolimab. At 1.5 mg/kg in the ColdU cohort, safety results were reported for 10 patients and activity results were reported for the 9 patients who received a full dose of barzolvolimab. At 3 mg/kg in the cholinergic cohort, safety results were reported for 21 patients and activity results were reported for the 20 patients who received a full dose of barzolvolimab.

Rapid (as early as 1 week) and durable responses were observed in patients as assessed by provocation testing.

●	A complete response was achieved in 95% (n=19/20) of patients with ColdU and SD treated with a single dose at 3 mg/kg (n=10/10 ColdU; n=9/10 SD), including 3 patients who experienced insufficient response to prior omalizumab treatment. The median duration (range) of complete response through the 12-week observation period was 77+ days (29–86; n=10) for patients with ColdU and 57+ days (16–70; n=9) for patients with SD. A UCT score of ≥12 (well controlled) was achieved by 80% (n=16/20) of the patients within week 4 post-treatment. By week 8, all patients (100%; n=20/20) achieved well-controlled urticaria, which was sustained to week 12 post-dose by 80% (n=16/20) of patients. Complete urticaria control (UCT=16) was achieved by 35% (n=7/20), 65% (n=13/20), and 40% (n=8/20) at weeks 4, 8, and 12, respectively.
●	A complete response was achieved in 100% (n=9 of 9) patients with ColdU treated with a single dose at 1.5 mg/kg, including 4 patients with disease refractory to omalizumab. The median duration of complete response through the 12-week observation period was 51+ days (7+ weeks). Following barzolvolimab administration, all patients achieved well controlled disease (UCT>12) with 7 of 9 achieving complete control (UCT=16).
●	A complete response was achieved in 56% (n=5 of 9) patients with cholinergic urticaria treated with a single dose at 3 mg/kg. Most responses remained durable through to week 12. 63% (5/8) patients reported well controlled disease (UCT ≥12) at week 8 and 50% (4/8) at week 12, respectively.

●	Patients also reported improvements in quality of life outcomes as assessed by the Dermatology Life Quality Index (DLQI) which surveys patients’ perceptions of symptoms and feelings, daily activities, leisure, work and school performance, personal relationships and treatment.
●	A single dose of barzolvolimab led to marked decreases in tryptase and in skin mast cells. The kinetics correlated with improvements in provocation testing and clinical activity, consistent with a central role for mast cells in the pathogenesis of ColdU and SD. This confirmed that serum tryptase level is a robust pharmacodynamic biomarker for assessing mast cell burden and clinical activity in inducible urticaria and potentially in other diseases with mast cell driven involvement.
●	Barzolvolimab was well tolerated across all cohorts. In the 3 mg/kg ColdU and SD cohorts, most adverse events were mild, and the most common (≥3 patients) were hair color changes (76%; n=16/21), infusion reactions (43%; n=9/21), taste changes (38%; n=8/21), nasopharyngitis (24%; n=5/21), malaise (24%; n=5/21), and headache (19%; n=4/21). Hair color changes (generally small areas of hair color lightening) and taste disorders (generally partial changes of ability to taste salt or umami) are consistent with inhibiting KIT signaling in other cell types and completely resolved over time during follow-up. One patient with a history of fainting experienced loss of consciousness during infusion. The patient rapidly recovered. Importantly, no evidence of mast cell activation as measured by serum tryptase monitoring was observed in this patient. Barzolvolimab was also generally well tolerated by patients in the 1.5 mg/kg ColdU cohort and the 3.0 mg/kg cholinergic cohort with a similar safety profile to that reported previously. Across the Phase 1b inducible urticaria study, mean hematology parameters generally remained within the normal ranges—an important finding for a KIT inhibitor. Mild, transient, and asymptomatic decreases in hemoglobin and white blood cell parameters occurred for some patients.
●	Long term follow up data was collected from the 3.0 mg/kg cohorts in cold urticaria and symptomatic dermographism. 14 patients consented to the optional evaluation (6 cold, 8 symptomatic dermographism); 10 of the 14 still had complete control of their disease as assessed by provocation testing at week 12. Data were collected at one or more timepoints beyond week 12 through week 36. Most patients had return of symptoms and/or loss of urticaria control between 12 and 36 weeks. Remarkably, two patients remained provocation negative at 36 weeks, and four had well controlled disease (UCT ≥12) 36 weeks post dosing. Serum tryptase exhibits a similar rate of recovery as clinical symptoms, while skin mast cells return at a slower rate. Tissue KIT signaling, as approximated by SCF levels, was rapidly inhibited after dose administration and fully reactivated approximately 18 weeks after dosing. Tryptase levels return to pretreatment levels during follow up, while mast cells continue to recover. Drug related adverse events noted during the study all resolved.

Data from this study were reported in Allergy (Nov 2022) and across multiple medical meetings, including the GA²LEN Global Urticaria Forum (GUF) in December and the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress in June 2022.

In July 2022, we announced that the first patient had been dosed in a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy. The study is being conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. Approximately 180 patients in 2 cohorts (differentiated by CIndU subtype) including 90 patients with cold urticaria and 90 patients with symptomatic dermographism will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients will then enter a follow-up phase for an additional 24 weeks. In addition, the study includes the option for patients who have symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients receive 300 mg of barzolvolimab every 8 weeks. The primary endpoint of the study is the percentage of patients with a negative provocation test at week 12 (using TempTest(R) and FricTest(R)). Secondary endpoints include safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale). Data from this study are expected in the second half of 2024.

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

We have completed a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study in PN. Data from the study, including 24 weeks of follow-up, were presented at the 12th World Congress on Itch (WCI) held in November 2023. 24 adults (evaluable: n=23 safety; n=22 efficacy) with moderate to severe PN were randomized across three arms: (1) barzolvolimab 3.0 mg/kg (n=9), barzolvolimab 1.5 mg/kg (n=7) and placebo (n=8). The primary endpoint of the study was safety; key secondary endpoints include changes from baseline in Worst Itch-Numerical Rating Scale (WI-NRS) & Investigator Global Assessment (IGA). The primary timepoint for evaluation of clinical activity was 8 weeks; patients were followed for safety and efficacy endpoints to 24 weeks. Patients on study generally had moderate to severe disease with mean baselines scores across all arms of 8.6 for WI-NRS and 3.3 for IGA.

A single IV dose of 3.0 mg/kg barzolvolimab resulted in rapid and durable reductions in itch and healing of skin lesions in patients with moderate to severe PN and that barzolvolimab was generally well tolerated.

●	At week 8, the percentage of patients with ≥4-point decrease in WI-NRS was 57% and 43% for the single dose 3.0 or 1.5 mg/kg barzolvolimab arms, respectively, and 25% for the placebo arm; this level of response generally persisted out to week 16. In the 3.0 mg/kg arm, a ≥4-point decrease in WI-NRS reduction was seen as early as the first week and reached a high of 71% of patients at week six which was distinct from both the 1.5 mg/kg barzolvolimab and placebo arms.
% of Subjects with ≥4-point decrease in WI-NRS
Dose	Week 1	Week 2	Week 3	Week 4	Week 5	Week 6	Week 7	Week 8
1.5 mg/kg	0	14	29	14	29	29	29	43
3.0 mg/kg	14	29	29	29	57	71	57	57
placebo	0	0	13	13	25	38	38	25

●	At week 8, 29% of patients achieved clear or almost clear skin according to IGA following a single dose of barzolvolimab 3.0 mg/kg. This effect was noted as early as week 2 (the first clinic visit) and was maintained out to week 12/16. No patients treated at 1.5 mg/kg barzolvolimab or placebo achieved clear or almost clear skin according to IGA through week 8. 2 additional patients in the 1.5 mg/kg arm, 2 additional patients in the 3.0 mg/kg arm and 1 patient on placebo had IGA 0/1 at timepoints between weeks 8 and 24.
% of Subjects with IGA 0/1
Dose	Baseline	Week 2	Week 4	Week 8
1.5 mg/kg	0	0	0	0
3.0 mg/kg	0	14	14	29
placebo	0	0	0	0

●	Clinical activity was associated with profound serum tryptase reduction. At the 3.0 mg/kg dose, tryptase was profoundly reduced to, or below, the level of quantification and this level of reduction was maintained at least through 8 weeks. Tryptase reduction was observed in the 1.5 mg/kg arm but to a lesser extent.
●	Adverse Events were generally mild to moderate in intensity and considered unrelated to treatment. During the initial 8 week observation period in the 3.0 mg/kg dosing arm, an anaphylactic reaction occurred in a complicated patient with multiple comorbidities; the event fully resolved without sequelae. Generally, AEs seen during the 24-week follow-up period were consistent with comorbidities commonly observed in the PN population.

We are currently planning for the initiation of a Phase 2 subcutaneous study in PN in early 2024. This randomized, double-blind, placebo-controlled, parallel group study will evaluate the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in approximately 120 patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). Patients will be randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants will then enter a follow-up phase with no study treatment for an additional 16 weeks through week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. The study will include approximately 50 clinical trial centers worldwide, including the United States.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with active EoE. To optimize potential efficacy signal in this difficult to treat indication, we have recently amended the protocol to dose 300 mg every 4 weeks rather than 8 weeks. Approximately 75 patients will be enrolled in total. In the revised protocol, patients will be randomly assigned on a 1:1 ratio to receive subcutaneous injections of barzolvolimab at 300 mg every 4 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients then enter a 12-week active treatment phase, in which all patients will receive barzolvolimab 300 mg every 4 weeks. Patients then enter a follow-up phase for an additional 16 weeks. The primary endpoint of the study is reducing esophageal intraepithelial infiltration of mast cells as assessed by peak esophageal intraepithelial mast cell count. Secondary endpoints include the reduction of symptoms of dysphagia and esophageal intraepithelial infiltration of eosinophils and safety. The study includes approximately 60 clinical trial centers across 8 countries, including the United States. Enrollment is ongoing.

Additional Barzolvolimab Development Activities

In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a CMO and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed in support of Phase 3 trials. We are in the process of scaling up our drug product manufacturing. We believe that barzolvolimab can be scaled up to permit drug product manufacturing in commercial quantities.

In February 2022, we reported interim data after completing the in-life dosing portion of our six-month chronic toxicology study in non-human primates. The only clinically adverse finding at the completion of dosing was a profound impact on spermatogenesis, an expected and well understood effect of KIT inhibition. As a standard part of toxicology studies, some animals from each group continued to be observed through a recovery period to understand the reversibility of any adverse findings. Due to the very high concentrations of barzolvolimab at the end of dosing, the recovery period was approximately one year. As we expected, and consistent with previous findings with KIT blocking antibodies, we were pleased to report in December 2022, that during this recovery period spermatogenesis fully recovered in all male animals as measured by both sperm count and motility. The final histologic analysis and study report were completed in early 2023 and were consistent with previously reported results. We are encouraged with these findings and believe these data strongly support continued development of barzolvolimab.

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

Our contingent consideration arose in connection with our acquisition of Kolltan. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. As of December 31, 2023, the fair value of our contingent consideration was $0.0 million. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

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

Stock-Based Compensation Expense

We record stock-based compensation expense for all stock-based awards made to employees, consultants and non-employee directors based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjust, if necessary, to reflect actual forfeitures. Our estimates of employee, consultant and non-employ director stock option values rely on estimates of future uncertain events. Significant assumptions include the use of historical volatility to estimate the expected stock price volatility. We also estimate expected term based on historical exercise patterns. For consultant and non-employee director grants, we may elect to use the contractual term as the expected term in the option-pricing model. Actual volatility and lives of options may be significantly different from our estimates. Compensation expense for all stock-based awards is recognized using the straight-line method over the term of vesting or performance.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 compared with Year Ended December 31, 2022

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2023	2022	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$278	$56	$222	396%
Contracts and grants	6,605	2,301	4,304	187%
Total revenues	$6,883	$2,357	$4,526	192%
Operating expenses:
Research and development	118,011	82,258	35,753	43%
General and administrative	30,914	27,195	3,719	14%
Gain on fair value remeasurement of contingent consideration	—	(6,862)	(6,862)	(100)%
Litigation settlement related loss	12,500	15,000	(2,500)	(17)%
Total operating expenses	161,425	117,591	43,834	37%
Operating loss	(154,542)	(115,234)	39,308	34%
Investment and other income, net	13,113	2,909	10,204	351%
Net loss	$(141,429)	$(112,325)	$29,104	26%

Net Loss

The $29.1 million increase in net loss for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase in research and development expenses and a decrease in the gain on fair value remeasurement of contingent consideration, partially offset by increases in contracts and grants revenue and investment and other income, net.

Revenue

The $4.3 million increase in contracts and grants revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily related to an increase in services performed under our manufacturing and research and development agreements with Rockefeller University. We expect revenue to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended		Increase/
	December 31,		(Decrease)
	2023	2022	$	%

	(In thousands)
Personnel	$40,121	$32,674	$7,447	23%
Laboratory supplies	5,358	6,310	(952)	(15)%
Facility	4,970	4,764	206	4%
Product development	59,319	32,156	27,163	84%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $7.4 million increase in personnel expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services and other related expenses incurred in the development of our technology. The $1.0 million decrease in laboratory supply expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to lower laboratory services, materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.2 million increase in facility expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to higher repairs and depreciation expense. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $27.2 million increase in product development expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $3.7 million increase in general and administrative expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to higher stock-based compensation, recruiting and barzolvolimab commercial planning expenses, partially offset by a decrease in legal expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Gain on Fair Value Remeasurement of Contingent Consideration

The $6.9 million gain on fair value remeasurement of contingent consideration for the year ended December 31, 2022 was primarily due to our decision to deprioritize the CDX-1140 program.

Litigation Settlement Related Loss

We recorded a loss of $15.0 million in the second quarter of 2022 related to the Initial Payment due under the binding settlement term sheet entered with SRS, which was subsequently memorialized in a Settlement Agreement with SRS. During the fourth quarter of 2023, we announced positive topline results from our Phase 2 clinical trial of barzolvolimab in patients with moderate to severe CSU, which satisfied the requirement of “successful completion” of a Phase 2 Clinical Trial of barzolvolimab such that we were obligated to make the applicable milestone payment under the Settlement Agreement in the amount of $12.5 million. During the fourth quarter of 2023, we paid the $12.5 million milestone in cash and recorded a litigation settlement related loss of $12.5 million.

Investment and Other Income, Net

The $10.2 million increase in investment and other income, net for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to higher interest rates on fixed income investments and higher other income related to our sale of New Jersey tax benefits. We expect investment and other income to increase over the next twelve months due to higher interest rates and higher levels of cash as a result of our November 2023 underwritten public offering, although there may be fluctuations on a quarterly basis.

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

Revenue

Product development and licensing agreements revenue for the year ended December 31, 2022 was relatively consistent with the year ended December 31, 2021. The $2.3 million decrease in contracts and grants revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily related to a decrease in services performed under our manufacturing and research and development agreements with Rockefeller University and Gilead Sciences.

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

Laboratory supplies expenses include laboratory materials and supplies, services and other related expenses incurred in the development of our technology. The $0.3 million increase in laboratory supply expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher laboratory services, materials and supplies purchases.

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

Litigation Settlement Related Loss

We recorded a loss of $15.0 million in the second quarter of 2022 related to the Initial Payment due under the binding settlement term sheet entered with SRS, which was subsequently memorialized in the Settlement Agreement with SRS.

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

At December 31, 2023, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $423.6 million. We have had recurring losses and incurred a loss of $141.4 million for the year ended December 31, 2023. Net cash used in operations for the year ended December 31, 2023 was $107.3 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2023 are sufficient to meet estimated working capital requirements and fund current planned operations into 2026. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS, if any, in cash.

During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement with SRS, in the event that we achieve the milestone related to that payment. We may decide to pay that milestone payment in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

Net cash used in operating activities was $107.3 million for the year ended December 31, 2023 compared to $103.7 million for the year ended December 31, 2022. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses, partially offset by an increase in revenue and a decrease in payments made under the Settlement Agreement with SRS. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash used in investing activities was $105.8 million for the year ended December 31, 2023 compared to net cash provided by investing activities of $89.9 million for the year ended December 31, 2022. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $104.0 million for the year ended December 31, 2023 as compared to net sales and maturities of marketable securities of $91.7 million for the year ended December 31, 2022. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis based on the amount of cash provided by financing activities and/or new partnerships.

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

Financing Activities

Net cash provided by financing activities was $218.5 million for the year ended December 31, 2023 compared to $4.1 million for the year ended December 31, 2022. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

Net cash provided by financing activities was $4.1 million for the year ended December 31, 2022 compared to $272.4 million for the year ended December 31, 2021. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

Equity Offerings

In November 2023, we filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement.

On February 26, 2024, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time through Cantor, acting as agent. On February 26, 2024, we terminated our prior Controlled Equity Offering sales agreement, dated May 19, 2016, with Cantor.

During the third quarter of 2021, we issued 6,845,238 shares of common stock in an underwritten public offering resulting in net proceeds of $269.9 million, after deducting underwriting fees and offering expenses.

During the fourth quarter of 2023, we issued 8,538,750 shares of common stock in an underwritten public offering resulting in net proceeds of $216.2 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2023 due to the short-term maturities of these instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Research and Development Expenses and Accruals Related to Clinical Research Organization and Contract Manufacturing Organization Activities

As described in Notes 2 and 9 to the consolidated financial statements, research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs and manufacturing of clinical material, toxicology and other preclinical studies, personnel costs, depreciation, license fees and funding of outside contracted research. Clinical trial expenses include expenses associated with clinical research organization, or CRO, services. Contract manufacturing expenses include expenses associated with contract manufacturing organization, or CMO, services. The invoicing from CROs and CMOs for services rendered can lag several months. Management accrues the cost of services rendered in connection with CRO and CMO activities based on their estimate of costs incurred. Management maintains regular communication with their CROs and CMOs to assess the reasonableness of its estimates. Research and development expenses for the year ended December 31, 2023 were $118 million, a portion of which related to CRO and CMO activities. Within accrued expenses, total accrued research and development contract costs as of December 31, 2023 amounted to $10.9 million, a majority of which related to CRO and CMO activities.

The principal consideration for our determination that performing procedures relating to research and development expenses and accruals related to CRO and CMO activities is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s research and development expenses and accruals.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimated research and development accruals, including those related to CRO and CMO activities. These procedures also included, among others (i) testing management’s process for developing the estimate of research and development accruals related to CROs and CMOs, (ii) evaluating the appropriateness of the methods used by management to develop the estimate, (iii) testing, on a sample basis, the completeness and accuracy of costs incurred for services that have been performed and for which the Company has been invoiced by comparing amounts to CRO and CMO contracts and invoices, and evaluating the reasonableness of the cost incurred for the services for which the Company has not yet been invoiced by comparing estimated amounts to information received from the CROs and CMOs, and (iv) testing, on a sample basis, classification of research and development expenses.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2024

We have served as the Company’s auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,814	$29,429
Marketable securities	388,784	275,523
Accounts and other receivables	2,628	347
Prepaid and other current assets	5,467	12,394
Total current assets	431,693	317,693
Property and equipment, net	4,060	3,747
Operating lease right-of-use assets, net	2,577	4,001
Intangible assets	27,190	27,190
Other assets	107	104
Total assets	$465,627	$352,735
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,494	$3,340
Accrued expenses	22,029	12,835
Current portion of operating lease liabilities	1,614	1,445
Current portion of long-term liabilities	3,988	990
Total current liabilities	31,125	18,610
Long-term portion of operating lease liabilities	928	2,588
Other long-term liabilities	4,403	5,333
Total liabilities	36,456	26,531
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 55,883,377 and 47,200,695 shares issued and outstanding at December 31, 2023 and 2022, respectively	56	47
Additional paid-in capital	1,823,168	1,580,829
Accumulated other comprehensive income	3,308	1,260
Accumulated deficit	(1,397,361)	(1,255,932)
Total stockholders’ equity	429,171	326,204
Total liabilities and stockholders’ equity	$465,627	$352,735

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues:
Product development and licensing agreements	$278	$56	$31
Contracts and grants	6,605	2,301	4,620
Total revenues	6,883	2,357	4,651
Operating expenses:
Research and development	118,011	82,258	53,311
General and administrative	30,914	27,195	20,488
Intangible asset impairment	—	—	3,500
Gain on fair value remeasurement of contingent consideration	—	(6,862)	(1,405)
Litigation settlement related loss	12,500	15,000	—
Total operating expenses	161,425	117,591	75,894
Operating loss	(154,542)	(115,234)	(71,243)
Investment and other income, net	13,113	2,909	505
Net loss before income tax benefit	$(141,429)	$(112,325)	$(70,738)
Income tax benefit	—	—	227
Net loss	$(141,429)	$(112,325)	$(70,511)
Basic and diluted net loss per common share	$(2.92)	$(2.40)	$(1.64)
Shares used in calculating basic and diluted net loss per share	48,449	46,888	42,870
Comprehensive loss:
Net loss	$(141,429)	$(112,325)	$(70,511)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	2,048	(634)	(695)
Comprehensive loss	$(139,381)	$(112,959)	$(71,206)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2020	39,603,771	$40	$1,279,824	$2,589	$(1,073,096)	$209,357
Shares issued under stock option and employee stock purchase plans	281,189	—	2,479	—	—	2,479
Shares issued in underwritten offering, net	6,845,238	7	269,886	—	—	269,893
Stock-based compensation	—	—	8,953	—	—	8,953
Unrealized loss on marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(70,511)	(70,511)
Balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	470,497	—	4,076	—	—	4,076
Stock-based compensation	—	—	15,611	—	—	15,611
Unrealized loss on marketable securities	—	—	—	(634)	—	(634)
Net loss	—	—	—	—	(112,325)	(112,325)
Balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	143,932	—	2,236	—	—	2,236
Shares issued in underwritten offering, net	8,538,750	9	216,213	—	—	216,222
Stock-based compensation	—	—	23,890	—	—	23,890
Unrealized gain on marketable securities	—	—	—	2,048	—	2,048
Net loss	—	—	—	—	(141,429)	(141,429)
Balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(141,429)	$(112,325)	$(70,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,008	2,896	3,068
Amortization and premium of marketable securities, net	(6,222)	844	(3,209)
Loss (gain) on sale or disposal of assets	—	2	(24)
Intangible asset impairment	—	—	3,500
Gain on fair value remeasurement of contingent consideration	—	(6,862)	(1,405)
Non-cash income tax benefit	—	—	(227)
Stock-based compensation expense	23,890	15,611	8,953
Changes in operating assets and liabilities:
Accounts and other receivables	(2,281)	(175)	1,574
Prepaid and other current assets	5,900	(9,572)	(1,871)
Other assets	(3)	—	(5)
Accounts payable and accrued expenses	9,384	3,123	3,653
Other liabilities	462	2,726	(4,405)
Net cash used in operating activities	(107,291)	(103,732)	(60,909)
Cash flows from investing activities:
Sales and maturities of marketable securities	320,597	280,666	174,947
Purchases of marketable securities	(424,561)	(188,965)	(389,881)
Acquisition of property and equipment	(1,818)	(1,828)	(1,249)
Proceeds from sale or disposal of assets	—	69	27
Net cash (used in) provided by investing activities	(105,782)	89,942	(216,156)
Cash flows from financing activities:
Net proceeds from stock issuances	216,222	—	269,893
Proceeds from issuance of stock from employee benefit plans	2,236	4,076	2,479
Net cash provided by financing activities	218,458	4,076	272,372
Net increase (decrease) in cash and cash equivalents	5,385	(9,714)	(4,693)
Cash and cash equivalents at beginning of period	29,429	39,143	43,836
Cash and cash equivalents at end of period	$34,814	$29,429	$39,143
Non-cash investing activities
Accrued construction in progress	$77	$113	$289

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

At December 31, 2023, the Company had cash, cash equivalents and marketable securities of $423.6 million. The Company has had recurring losses and incurred a loss of $141.4 million for the year ended December 31, 2023. Net cash used in operations for the year ended December 31, 2023 was $107.3 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-K will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of amounts due under the Settlement Agreement with Shareholder Representative Services LLC (“SRS”) (refer to Note 17), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets and statements of operations and comprehensive loss, stockholders’ equity, and cash flows, are consolidated for the years ended December 31, 2023, 2022 and 2021. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.

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

Marketable Securities

The Company invests its excess cash balances in marketable securities, including municipal bond securities, U.S. government agency securities, and highly rated corporate bonds. The Company classifies all of its marketable securities as current assets on the balance sheets because they are available-for-sale and available to fund current operations. Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Each reporting period, the Company evaluates its investment portfolio to determine if any security is impaired and if an allowance for credit losses should be recorded. As part of this evaluation, the Company considers whether it has the ability and intent to hold the investment until recovery of its amortized cost basis and whether the decline in fair value is due to any credit related factors. If an impairment is the result of a credit loss, the Company recognizes an allowance for credit losses. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.

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

Revenue from Rockefeller University represented 95% and 75% of total Company revenue for the years ended December 31, 2023 and 2022, respectively. Revenue from Rockefeller University and Gilead Sciences represented 88% of total Company revenue for the year ended December 31, 2021.

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

Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to two years and may include one or more options to renew or terminate early.

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

Foreign Currency Translation

Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2023 and 2022, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2023, 2022 and 2021.

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

	Year Ended December 31,
	2023	2022	2021
Stock options	6,378,924	5,085,662	4,077,667

Newly-Adopted Accounting Pronouncements

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

(3) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2023 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2022	$(1,336)	$2,596	$1,260
Other comprehensive gain	2,048	—	2,048
Balance at December 31, 2023	$712	$2,596	$3,308

No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2023, 2022 and 2021.

(4) Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	December 31, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,803	—	$19,803	—
Marketable securities	388,784	—	388,784	—
	$408,587	—	$408,587	—

	As of
	December 31, 2022	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$16,813	—	$16,813	—
Marketable securities	275,523	—	275,523	—
	$292,336	—	$292,336	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of December 31, 2023 and December 31, 2022. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payment are met.

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

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2023 and 2022.

(5) Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2023
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$132,459	$143	$(53)	$132,549
Maturing after one year through three years	26,009	77	—	26,086
Total U.S. government and municipal obligations	$158,468	$220	$(53)	$158,635
Corporate debt securities
Maturing in one year or less	$183,625	$300	$(10)	$183,915
Maturing after one year through three years	45,977	257	—	46,234
Total corporate debt securities	$229,602	$557	$(10)	$230,149
Total marketable securities	$388,070	$777	$(63)	$388,784
December 31, 2022
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$97,246	$5	$(369)	$96,882
Maturing after one year through three years	—	—	—	—
Total U.S. government and municipal obligations	$97,246	$5	$(369)	$96,882
Corporate debt securities
Maturing in one year or less	$179,613	$—	$(972)	$178,641
Maturing after one year through three years	—	—	—	—
Total corporate debt securities	$179,613	$—	$(972)	$178,641
Total marketable securities	$276,859	$5	$(1,341)	$275,523

The Company holds investment grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of December 31, 2023 and December 31, 2022 was $80.4 million and $133.9 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2023.

Marketable securities include $1.9 million and $0.8 million in accrued interest at December 31, 2023 and December 31, 2022, respectively.

(6) Property and Equipment, Net

Property and Equipment, net includes the following:

	December 31,	December 31,
	2023	2022

	(In thousands)
Laboratory equipment	$9,848	$9,250
Manufacturing equipment	2,419	2,558
Office furniture and equipment	3,738	3,454
Leasehold improvements	9,653	9,613
Construction in progress	787	498
Total property and equipment	26,445	25,373
Less: accumulated depreciation and amortization	(22,385)	(21,626)
Property and equipment, net	$4,060	$3,747

Depreciation and amortization expense related to property and equipment was $1.5 million, $1.4 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(7) Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to two years and may include one or more options to renew.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded right of use assets and lease liabilities of $0.1 million, $2.5 million and $1.0 million related to new leases and lease extensions, respectively.

Operating lease expense was $1.9 million, $1.9 million and $1.9 million for years ended December 31, 2023, 2022 and 2021, respectively. Variable lease expense was $0.8 million, $0.8 million and $0.7 million for years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 10.0%, compared to a weighted-average remaining lease term of 2 years and weighted average discount rate of 10.0% as of December 31, 2022.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

2024	$1,788
2025	949
Total lease payments	2,737
Less imputed interest	(195)
Present value of operating lease liabilities	$2,542

(8) Intangible Assets

At December 31, 2023 and 2022, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab). Barzolvolimab is in Phase 2 development. As of December 31, 2023, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired. During the third quarter of 2021, the Company evaluated its TAM program IPR&D asset for potential impairment as a result of a lack of interest in the program from third parties. The Company concluded that the TAM program IPR&D asset was fully impaired, and a non-cash impairment charge of $3.5 million was recorded in the third quarter of 2021.

The Company performed its annual impairment test of the IPR&D asset related to the development of the anti-KIT program (including barzolvolimab) during the fourth quarter of 2023 and concluded that the IPR&D asset was not impaired. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

(9) Accrued Expenses

Accrued expenses include the following:

	December 31,	December 31,
	2023	2022

	(In thousands)
Accrued payroll and employee benefits	$9,348	$7,526
Accrued research and development contract costs	10,864	4,223
Accrued professional fees	1,439	766
Other accrued expenses	378	320
	$22,029	$12,835

(10) Other Long-Term Liabilities

Other long-term liabilities include the following:

	December 31,	December 31,
	2023	2022

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 15)	$1,613	$1,613
Deferred income from sale of tax benefits	3,720	4,650
Deferred revenue (Note 13)	3,058	60
Total	8,391	6,323
Less current portion	(3,988)	(990)
Long-term portion	$4,403	$5,333

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million in other income related to the sale of these tax benefits during the year ended December 31, 2023.

(11) Stockholders’ Equity

Common Stock

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time through Cantor, acting as agent. On February 26, 2024, the Company terminated its sales agreement dated May 19, 2016 with Cantor.

In November 2023, the Company issued 8,538,750 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $216.2 million, after deducting underwriting fees and offering expenses.

In July 2021, the Company issued 6,845,238 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $269.9 million, after deducting underwriting fees and offering expenses.

Convertible Preferred Stock

At December 31, 2023, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the “Series C-1 Preferred Stock”). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2023 or 2022.

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

Employee Stock Purchase Plan

At December 31, 2023, a total of 276,666 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2023, 2022 and 2021, the Company issued 12,729, 12,243 and 21,867 shares under the 2004 ESPP Plan, respectively. At December 31, 2023, 163,503 shares were available for issuance under the 2004 ESPP Plan.

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

The 2021 Plan allows for grants of new awards until April 19, 2031. As of December 31, 2023, there were 2,055,002 shares outstanding under the 2008 Plan that will be rolled into the 2021 Plan if canceled. The Company’s Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2021 Plan.

A summary of stock option activity for the year ended December 31, 2023 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2022	5,085,662	$29.26	7.9
Granted	1,612,175	$36.58	—
Exercised	(131,203)	$14.92	—
Canceled	(187,710)	$87.30	—
Options outstanding at December 31, 2023	6,378,924	$29.69	7.5
Options vested and expected to vest at December 31, 2023	6,264,180	$29.67	7.5
Options exercisable at December 31, 2023	3,261,890	$29.21	6.4
Shares available for grant under the 2021 Plan	1,013,503	—	—

The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $2.7 million, $12.8 million and $9.4 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $28.15, $17.60 and $22.16, respectively. The total fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $20.4 million, $15.6 million and $5.9 million, respectively.

The aggregate intrinsic value of stock options outstanding at December 31, 2023 was $98.6 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2023 was $97.6 million. The aggregate intrinsic value of stock options exercisable at December 31, 2023 was $68.9 million. As of December 31, 2023, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $61.9 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

Valuation and Expenses Information

Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was recorded as follows:

	2023	2022	2021

	(In thousands)
Research and development	$11,948	$8,082	$4,525
General and administrative	11,942	7,529	4,428
Total stock-based compensation expense	$23,890	$15,611	$8,953

The fair values of employee and director stock options granted during the years ended December 31, 2023, 2022 and 2021 were valued using the Black-Scholes option pricing model with the following assumptions:

	2023	2022	2021
Expected stock price volatility	92%	90 - 97%	97 - 98%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	3.5 - 4.7%	1.7 - 4.2%	0.8 - 1.4%
Expected dividend yield	None	None	None

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

(13) Revenue

Contract and Grants Revenue

The Company has entered into the Rockefeller Agreement and an agreement with Gilead Sciences pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed price. The Company recognized $6.6 million, $1.8 million and $4.1 million in revenue under these agreements during the years ended December 31, 2023, 2022 and 2021, respectively.

During the third quarter of 2020, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health (NIH) to support the Company’s CDX-1140 and CDX-301 programs. The Company recognized $0.0 million, $0.5 million and $0.4 million in grant revenue under the award during the years ended December 31, 2023, 2022 and 2021, respectively.

Contract Assets and Liabilities

At December 31, 2023 and 2022, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2023, the Company had $3.1 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2022, the Company had $0.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2022 during the year ended December 31, 2023 was $0.1 million.

(14) Collaboration Agreements

The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.3 million, $0.1 million and $0.1 million was recorded to research and development expense for the years ended December 31, 2023, 2022 and 2021, respectively.

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

(15) Income Taxes

The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Income tax benefit (provision):
Federal	$36,067	$17,484	$18,513
State	13,691	9,606	7,082
Expiration of NOLs and R&D credit	(15,141)	(16,862)	(14,210)
	34,617	10,228	11,385
Deferred tax valuation allowance	(34,617)	(10,228)	(11,158)
	$—	$—	$227

A reconciliation between the amount of reported income tax and the amount computed using the U.S. statutory rate is as follows:

	2023	2022	2021

	(In thousands)
Pre-tax loss	$(141,429)	$(112,325)	$(70,738)
Loss at statutory rates	(29,700)	(23,588)	(14,855)
Research and development credits	(5,237)	(3,876)	(2,422)
State taxes	(13,691)	(9,606)	(7,082)
Other	(1,130)	11,421	(941)
Change in fair value remeasurement of contingent consideration	—	(1,441)	(295)
Expiration of NOLs and R&D credit	15,141	16,862	14,210
Change in valuation allowance	34,617	10,228	11,158
Income tax (benefit) provision	$—	$—	$(227)

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The principal components of the deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022

	(In thousands)
Gross deferred tax assets
Net operating loss carryforwards	$197,618	$188,255
Tax credit carryforwards	56,830	50,688
Deferred research and development expenses	82,077	67,494
Stock-based compensation	14,671	9,993
Fixed assets	1,019	1,193
Accrued expenses and other	398	373
	352,613	317,996
Gross deferred tax liabilities
IPR&D intangibles	(6,840)	(6,840)
Total deferred tax assets and liabilities	345,773	311,156
Valuation allowance	(347,386)	(312,769)
Net deferred tax liability	$(1,613)	$(1,613)

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

The net deferred tax liability of $1.6 million at December 31, 2023 and 2022, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes. The Company recorded an income tax benefit of $0.2 million during the year ended December 31, 2021 due to a decrease in deferred tax liabilities resulting from the impairment of the TAM program IPR&D asset in the third quarter of 2021.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $618.4 million and $1.0 billion, respectively, which may be available to offset certain future income tax liabilities and begin to expire in 2024 and 2029, respectively. Of the federal net operating loss carryforwards of $618.4 million, approximately $442.2 million are from 2018 through 2023 and have no expiration date. As of December 31, 2023, the Company also had federal and state research and development tax credit carryforwards of $46.7 million and $12.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the Company did not have any unrecognized tax benefits.

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

(16) Retirement Savings Plan

The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

On July 15, 2022, the Company entered into a definitive settlement agreement between the Company and SRS (the “Settlement Agreement”) and the Company and SRS jointly filed a Stipulation of Dismissal with prejudice relating to the Litigation on July 19, 2022.

Pursuant to the terms of the Settlement Agreement, all milestone payments provided for by the Merger Agreement were replaced in their entirety with the following payments, each of which is payable only once:

(i)	The Company paid $15.0 million upon execution of the Settlement Agreement (the “Initial Payment”).
(ii)	The Company paid $12.5 million upon the Successful Completion (as defined in the Settlement Agreement) of a Phase 2 Clinical Trial (as defined in the Merger Agreement) of barzolvolimab.
(iii)	The Company shall pay $52.5 million upon the first United States Food and Drug Administration or European Medicines Agency, or, in each case, any successor organization, regulatory approval of a Surviving Company Product (as defined the Settlement Agreement).

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

The Company paid the Initial Payment in cash in July 2022. During the fourth quarter of 2023, the Company announced positive topline results from our Phase 2 clinical trial of barzolvolimab in patients with moderate to severe CSU, which satisfied the requirement of “successful completion” of a Phase 2 Clinical Trial of barzolvolimab such that the Company was obligated to make the applicable milestone payment under the Settlement Agreement with SRS in the amount of $12.5 million. During the fourth quarter of 2023, the Company paid the $12.5 million milestone in cash and recorded a litigation settlement related loss of $12.5 million.

A future milestone payment related to the barzolvolimab program, which was subject to the Litigation, will be recorded when and if payment becomes probable and reasonably estimable in accordance with the loss contingency model under ASC 450. A future milestone payment related to the remaining Surviving Company Products are measured at fair value (refer to Note 4). When and if the remaining payment described above becomes due, it shall be payable, at the Company’s sole election, in either cash or stock (as set forth in the Merger Agreement) or a combination thereof.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On February 26, 2024, we entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.001 per share.

We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, Cantor may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law. Cantor’s obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We will pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We have also agreed to reimburse Cantor for certain specified expenses.

Sales of shares of common stock under the Sales Agreement will be made pursuant to the registration statement on Form S-3ASR (File No. 333-275300), which became effective upon filing with the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2023, and a related prospectus supplement to be filed with the SEC on February 26, 2024, for an aggregate offering price of up to $300.0 million.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, which is filed herewith as Exhibit 1.1. A copy of the opinion of Lowenstein Sandler LLP relating to the validity of the securities issued in the offering is filed herewith as Exhibit 5.1.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the Sales Agreement, nor shall there be any sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Also on February 23, 2024, we provided notice of, and Cantor agreed to, termination of the controlled equity offering sales agreement, dated as of May 19, 2016, by and between us and Cantor, as agent, effective immediately.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, under “Information Regarding Our Current Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “The Board of Directors and Its Committees” and is incorporated herein by reference. If the 2024 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2024 Proxy Statement under “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. If the 2024 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the 2024 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. If the 2024 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2024 Proxy Statement under “Election of Directors” and “Approval of Related Person Transactions and Transactions with Related Persons” and is incorporated herein by reference. If the 2024 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the 2024 Proxy Statement under “Independent Registered Public Accounting Firm” and is incorporated herein by reference. If the 2024 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

(3)	Exhibits:

		Incorporated by Reference to
		Form and	Exhibit	SEC
No.	Description	SEC File No.	No.	Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
1.1	Sales Agreement, dated February 26, 2024, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	Filed herewith
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
3.9	Second Amended and Restated By-Laws of Celldex Therapeutics, Inc., dated November 3, 2022	10-Q (000-15006)	3.1	11/9/22

Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
4.3	Description of Securities	10-K (000-15006)	4.3	2/28/23
5.1	Opinion of Lowenstein Sandler LLP	Filed herewith
Material Contracts-Leases
*10.1	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.2	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.3	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.4	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.5	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.6	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.7	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.8	Eighth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16
10.9	Ninth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of October 1, 2019	10-K (000-15006)	10.13	3/26/20
10.10	Tenth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of August 1, 2022	10-Q (000-15006)	10.2	11/9/22
10.11	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.12	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
10.13	Second Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of March 8, 2019	10-Q (000-15006)	10.1	5/7/19
10.14	Third Amendment to Lease Agreement between the Company and Perryville SPE LLC (successor-in-interest) to Crown Perryville, LLC dated as of May 23, 2022	10-Q (000-15006)	10.3	8/8/22

10.15	Extension of Lease Agreement between the Company and University of Massachusetts Dartmouth dated as of July 1, 2020	10-Q (000-15006)	10.1	8/6/20
Material Contracts-License, Collaboration, Supply and Distribution Agreements
*10.16	Amended and Restated License Agreement by and between the Company and Yale University dated as of July 26, 2022	10-Q (000-15006)	10.1	11/9/22
Material Contracts-Other
10.17	Confidential Settlement Agreement and Mutual Release, dated July 15, 2022, by and between Shareholder Representatives Services LLC, solely in its capacity as Stockholders Representative, and Celldex Therapeutics, Inc.	8-K (000-15006)	10.1	7/18/22
Material Contracts- Management Contracts and Compensatory Plans
†10.18	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended June 15, 2023)	8-K (000-15006)	10.1	6/15/23
†10.19	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/17/21
†10.20	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective June 18, 2020).	8-K (000-15006)	10.1	6/18/20
†10.21	Celldex Therapeutics, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (effective as of June 19, 2019)	8-K (000-15006)	10.2	6/19/19
†10.22	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	7/1/21
†10.23	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	7/1/21
†10.24	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	7/1/21
†10.25	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	7/1/21
†10.26	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	7/1/21
†10.27	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	7/1/21
†10.28	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	7/1/21
†10.29	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	7/1/21
†10.30	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Diane Young, M.D.	8-K (000-15006)	10.9	7/1/21
†10.31	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Freddy Jimenez	8-K (000-15006)	10.10	7/1/21

†10.32	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Award Agreement	8-K (000-15006)	10.2	6/17/21
†10.33	Celldex Therapeutics, Inc. 2021 Plan Form of Incentive Stock Option Grant Agreement	8-K (000-15006)	10.3	6/17/21
†10.34	Celldex Therapeutics, Inc. 2021 Plan Form of Nonqualified Stock Option Grant Agreement	8-K (000-15006)	10.4	6/17/21
†10.35	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Unit Award Agreement	8-K (000-15006)	10.5	6/17/21
†10.36	2008 Plan Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.37	2008 Plan Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Lowenstein Sandler LLP (included in Exhibit 5.1)	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
†97	Celldex Therapeutics, Inc. Compensation Recovery Policy	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CELLDEX THERAPEUTICS, INC.

	By:	/s/ ANTHONY S. MARUCCI
Date February 26, 2024		Anthony S. Marucci President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI	President, Chief Executive Officer, and Director	February 26, 2024
Anthony S. Marucci	(Principal Executive Officer)

/s/ SAM MARTIN	Senior Vice President,	February 26, 2024
Sam Martin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ KAREN L. SHOOS	Director, Chair of the Board of Directors	February 26, 2024
Karen L. Shoos

/s/ KEITH L. BROWNLIE	Director	February 26, 2024
Keith L. Brownlie

/s/ CHERYL L. COHEN	Director	February 26, 2024
Cheryl L. Cohen

/s/ HERBERT J. CONRAD	Director	February 26, 2024
Herbert J. Conrad

/s/ RITA I. JAIN, M.D,	Director	February 26, 2024
Rita I. Jain, M.D.

/s/ JAMES J. MARINO	Director	February 26, 2024
James J. Marino

/s/ GARRY A. NEIL, M.D.	Director	February 26, 2024
Garry A. Neil, M.D.

/s/ HARRY H. PENNER, JR.	Director	February 26, 2024
Harry H. Penner, Jr.