Form 10-Q
period 2024-03-31
Celldex Therapeutics, Inc.
filed 2024-05-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, 65,910,548 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$115,077	$34,814
Marketable securities	708,769	388,784
Accounts and other receivables	2,671	2,628
Prepaid and other current assets	8,807	5,467
Total current assets	835,324	431,693
Property and equipment, net	4,061	4,060
Operating lease right-of-use assets, net	2,165	2,577
Intangible assets	27,190	27,190
Other assets	107	107
Total assets	$868,847	$465,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,234	$3,494
Accrued expenses	17,536	22,029
Current portion of operating lease liabilities	1,644	1,614
Current portion of other long-term liabilities	3,877	3,988
Total current liabilities	26,291	31,125
Long-term portion of operating lease liabilities	470	928
Other long-term liabilities	3,473	4,403
Total liabilities	30,234	36,456
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 65,910,548 and 55,883,377 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	66	56
Additional paid-in capital	2,266,472	1,823,168
Accumulated other comprehensive income	2,244	3,308
Accumulated deficit	(1,430,169)	(1,397,361)
Total stockholders’ equity	838,613	429,171
Total liabilities and stockholders’ equity	$868,847	$465,627

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Product development and licensing agreements	$2	$—
Contracts and grants	154	967
Total revenues	156	967

Operating expenses:
Research and development	31,661	26,798
General and administrative	9,103	6,640
Total operating expenses	40,764	33,438

Operating loss	(40,608)	(32,471)
Investment and other income, net	7,800	3,110
Net loss	$(32,808)	$(29,361)

Basic and diluted net loss per common share	$(0.56)	$(0.62)

Shares used in calculating basic and diluted net loss per share	58,871	47,214

Comprehensive loss:
Net loss	$(32,808)	$(29,361)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(1,064)	863
Comprehensive loss	$(33,872)	$(28,498)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(32,808)	$(29,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	726
Amortization and premium of marketable securities, net	(3,313)	(1,256)
Loss on sale or disposal of assets	8	—
Stock-based compensation expense	7,202	4,340
Changes in operating assets and liabilities:
Accounts and other receivables	(43)	(967)
Prepaid and other current assets	(6,209)	2,722
Accounts payable and accrued expenses	(4,781)	(3,448)
Other liabilities	(1,469)	(1,325)
Net cash used in operating activities	(40,638)	(28,569)
Cash flows from investing activities:
Sales and maturities of marketable securities	77,311	127,000
Purchases of marketable securities	(392,178)	(73,846)
Acquisition of property and equipment	(344)	(585)
Net cash (used in ) provided by investing activities	(315,211)	52,569
Cash flows from financing activities:
Net proceeds from stock issuances	432,298	—
Proceeds from issuance of stock from employee benefit plans	3,814	694
Net cash provided by financing activities	436,112	694

Net increase in cash and cash equivalents	80,263	24,694
Cash and cash equivalents at beginning of period	34,814	29,429
Cash and cash equivalents at end of period	$115,077	$54,123

Non-cash investing activities
Accrued construction in progress	$105	$134

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2024.

At March 31, 2024, the Company had cash, cash equivalents and marketable securities of $823.8 million. The Company has had recurring losses and incurred a loss of $32.8 million for the three months ended March 31, 2024. Net cash used in operations for the three months ended March 31, 2024 was $40.6 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement (defined below) with Shareholder Representative Services LLC (“SRS”) (refer to Note 13), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure of significant segment expenses. The amendments in ASU 2023-07 apply to public entities, including those with a single reportable segment, and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements and related disclosures.

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. Absent the result of pending legal challenges, and the removal of the stay, the rules were to become effective on a phased-in timeline, with the first requirements to be adopted for the Company’s fiscal year beginning in 2025. The Company is assessing the effect of the new rules on its consolidated financial statements and related disclosures.

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	March 31, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$97,624	—	$97,624	—
Marketable securities	708,769	—	708,769	—
	$806,393	—	$806,393	—

	As of
	December 31, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,803	—	$19,803	—
Marketable securities	388,784	—	388,784	—
	$408,587	—	$408,587	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of March 31, 2024 and December 31, 2023. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three months ended March 31, 2024 or March 31, 2023. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the three months ended March 31, 2024.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
March 31, 2024
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$139,787	$14	$(62)	$139,739
Maturing after one year through three years	93,179	—	(275)	92,904
Total U.S. government and municipal obligations	$232,966	$14	$(337)	$232,643
Corporate debt securities
Maturing in one year or less	$371,025	$141	$(142)	$371,024
Maturing after one year through three years	105,130	65	(93)	105,102
Total corporate debt securities	$476,155	$206	$(235)	$476,126
Total marketable securities	$709,121	$220	$(572)	$708,769

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of March 31, 2024 and December 31, 2023 was $458.1 million and $80.4 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2024.

Marketable securities include $4.7 million and $1.9 million in accrued interest at March 31, 2024 and December 31, 2023, respectively.

(5)  Intangible Assets

At March 31, 2024 and December 31, 2023, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 2 development. As of March 31, 2024, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(6) Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,613	$1,613
Deferred income from sale of tax benefits	2,790	3,720
Deferred revenue (Note 10)	2,947	3,058
Total	7,350	8,391
Less current portion	(3,877)	(3,988)
Long-term portion	$3,473	$4,403

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million and $0.9 million in other income related to the sale of these tax benefits during the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively.

(7) Stockholders’ Equity

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of its common stock. Also in November 2023, the Company issued 8,538,750 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $216.2 million, after deducting underwriting fees and offering expenses.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. Also on February 26, 2024, the Company terminated its pre-existing controlled equity offering sale agreement dated May 19, 2016 with Cantor. At March 31, 2024, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three months ended March 31, 2024 and 2023 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	229,171	—	3,814	—	—	3,814
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	7,202	—	—	7,202
Unrealized loss on marketable securities	—	—	—	(1,064)	—	(1,064)
Net loss	—	—	—	—	(32,808)	(32,808)
Consolidated balance at March 31, 2024	65,910,548	$66	$2,266,472	$2,244	$(1,430,169)	$838,613

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	43,986	—	694	—	—	694
Stock-based compensation	—	—	4,340	—	—	4,340
Unrealized gain on marketable securities	—	—	—	863	—	863
Net loss	—	—	—	—	(29,361)	(29,361)
Consolidated balance at March 31, 2023	47,244,681	$47	$1,585,863	$2,123	$(1,285,293)	$302,740

(8)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2024 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2023	6,378,924	$29.69	7.5
Granted	5,000	$37.08
Exercised	(222,619)	$16.27
Canceled	(2,568)	$83.21
Options outstanding at March 31, 2024	6,158,737	$30.16	7.4
Options vested and expected to vest at March 31, 2024	6,065,176	$30.14	7.3
Options exercisable at March 31, 2024	3,284,980	$29.45	6.3
Shares available for grant under the 2021 Plan	1,011,071

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 was $28.64.

The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2024 was $104.1 million. The aggregate intrinsic value of stock options exercisable at March 31, 2024 was $74.3 million. As of March 31, 2024, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $55.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.4 years.

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was recorded as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Research and development	$3,693	$2,162
General and administrative	3,509	2,178
Total stock-based compensation expense	$7,202	$4,340

The fair values of employee, consultant and non-employee director stock options granted during the three months ended March 31, 2024 and 2023 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected stock price volatility	92%	92%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	4.0 – 4.3%	3.7 – 4.0%
Expected dividend yield	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2024 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2023	$712	$2,596	$3,308
Other comprehensive loss	(1,064)	—	(1,064)
Balance at March 31, 2024	$(352)	$2,596	$2,244

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2024.

(10)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.2 million and $1.0 million in revenue under the agreements with Rockefeller during the three months ended March 31, 2024 and 2023, respectively.

Contract Assets and Liabilities

At March 31, 2024 and December 31, 2023, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At March 31, 2024, the Company had $2.9 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2023, the Company had $3.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2023 during the three months ended March 31, 2024 was $0.2 million.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2024 and December 31, 2023.

The net deferred tax liability of $1.6 million at March 31, 2024 and December 31, 2023 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Three Months Ended March 31,
	2024	2023
Stock Options	6,158,737	4,967,764
Restricted Stock	—	—
	6,158,737	4,967,764

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

Pursuant to the terms of the Settlement Agreement, all milestone payments provided for by the Merger Agreement were replaced in their entirety with the following payments, each of which is payable only once:

(i)	The Company paid $15.0 million upon execution of the Settlement Agreement (the “Initial Payment”).

(ii)	The Company paid $12.5 million upon the Successful Completion (as defined in the Settlement Agreement) of a Phase 2 Clinical Trial (as defined in the Merger Agreement) of barzolvolimab.

(iii)	The Company shall pay $52.5 million upon the first United States Food and Drug Administration or European Medicines Agency, or, in each case, any successor organization, regulatory approval of a Surviving Company Product (as defined in the Settlement Agreement).

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

The Company paid the Initial Payment in cash in July 2022. The Company paid the second milestone for “successful completion” of a Phase 2 Clinical Trial of barzolvolimab in cash in November 2023.

A future milestone payment related to the barzolvolimab program, which was subject to the Litigation, will be recorded when and if payment becomes probable and reasonably estimable in accordance with the loss contingency model under ASC 450. A future milestone payment related to the remaining Surviving Company Products is measured at fair value (refer to Note 3). When and if the remaining payment described above becomes due, it shall be payable, at the Company’s sole election, in either cash or stock (as set forth in the Merger Agreement) or a combination thereof.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in development stages;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying the regulatory approval milestone under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”) and our related settlement agreement with Kolltan;

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other reports that we file with the SEC.

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: We are currently planning for the initiation of Phase 3 studies in chronic spontaneous urticaria (CSU) in summer 2024. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to week 12 of urticaria activity score compared to placebo) and was well tolerated. The study is ongoing and patients will continue to receive barzolvolimab for 52 weeks of treatment; we plan to report topline 52 week data in the second half of 2024. A Phase 2 study in chronic inducible urticaria (CIndU) recently completed enrollment and we expect to report data from this study in the second half of 2024;

-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN; positive data from a Phase 1b study in PN was reported in November 2023;

-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and enrollment is ongoing.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

More detail on these programs is provided in the Clinical Development Programs section.

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

During the past five years through December 31, 2023, we incurred an aggregate of $338.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2024 and 2023. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023

	(In thousands)
Barzolvolimab/Anti-KIT Program	$23,778	$17,683
CDX‑585	888	2,209
Other Programs	6,995	6,906
Total R&D Expense	$31,661	$26,798

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. We are currently planning Phase 3 studies in CSU which are expected to initiate in summer 2024. Phase 1 studies in CSU and CIndU were successfully completed and Phase 2 studies are ongoing. In July 2023, we announced that enrollment was complete in the ongoing Phase 2 CSU study. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in this study, with a statistically significant mean change from baseline to week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. We plan to report 52 week data from this study in the second half of 2024. In April 2024, we announced that we had completed enrollment in the Phase 2 CIndU study and we expect to report data from this study in the second half of 2024.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting an ongoing Phase 2 study in eosinophilic esophagitis (EoE) and initiated a Phase 2 study in prurigo nodularis (PN) in April 2024 after reporting positive data from a Phase 1b study in PN in late 2023. We have selected atopic dermatitis as the next indication for the study of barzolvolimab and are currently planning the design of a Phase 2 study in this indication, including in patients who received prior biologics. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

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

Patients on study will continue to receive barzolvolimab for 52 weeks and we plan to report 52 week data in the second half of 2024. We believe these results strongly support the further development of barzolvolimab in CSU and are currently planning two Phase 3 studies of barzolvolimab which we plan to initiate in summer 2024.

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

We completed a Phase 1b open label clinical trial in patients with CIndU refractory to antihistamines, conducted in Germany. This study was designed to evaluate the safety of a single intravenous dose (3 mg/kg) of barzolvolimab in patients with cold urticaria (ColdU) or symptomatic dermographism (SD). The study was expanded to include a cohort (single dose, 3 mg/kg) in patients with cholinergic urticaria (“CholU”) and a cohort at a lower dose (single dose, 1.5 mg/kg) in ColdU. Patient’s symptoms were induced via provocation testing that resembles real life triggering situations. Secondary and exploratory objectives included pharmacokinetic and pharmacodynamic assessments, including changes from baseline provocation thresholds, measurement of tryptase and stem cell factor levels, clinical activity outcomes, quality of life assessments and measurement of tissue mast cells through skin biopsies.

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

In July 2022, we announced that the first patient had been dosed in a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy; in April 2024, we announced that enrollment was complete. The study is being conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. 196 patients in 2 cohorts (differentiated by CIndU subtype) including 97 patients with cold urticaria and 99 patients with symptomatic dermographism were randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients then enter a follow-up phase for an additional 24 weeks. In addition, the study includes the option for patients who have symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients receive 300 mg of barzolvolimab every 8 weeks. The primary endpoint of the study is the percentage of patients with a negative provocation test at week 12 (using TempTest(R) and FricTest(R)). Secondary endpoints include safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale). Data from this study are expected in the second half of 2024.

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

In April 2024 we initiated a Phase 2 subcutaneous study in PN. This randomized, double-blind, placebo-controlled, parallel group study is evaluating the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in approximately 120 patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). Patients are randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants then enter a follow-up phase with no study treatment for an additional 16 weeks through week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. The study will include approximately 50 clinical trial centers worldwide, including the United States.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies and estimates. There have been no material changes to such critical accounting policies or estimates. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2024	2023	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$2	$—	$2	n/a
Contracts and grants	154	967	(813)	(84)%
Total revenues	$156	$967	$(811)	(84)%
Operating expenses:
Research and development	31,661	26,798	4,863	18%
General and administrative	9,103	6,640	2,463	37%
Total operating expenses	40,764	33,438	7,326	22%
Operating loss	(40,608)	(32,471)	8,137	25%
Investment and other income, net	7,800	3,110	4,690	151%
Net loss	$(32,808)	$(29,361)	$3,447	12%

Net Loss

The $3.4 million increase in net loss for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to increases in research and development and general and administrative expenses, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended March 31, 2024 was relatively consistent with the three months ended March 31, 2023. The $0.8 million decrease in contracts and grants revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to increase over the next twelve months primarily due to an increase in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2024	2023	$	%

	(In thousands)
Personnel	$11,440	$9,024	$2,416	27%
Laboratory supplies	1,308	1,408	(100)	(7)%
Facility	1,286	1,209	77	6%
Product development	15,525	13,295	2,230	17%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.4 million increase in personnel expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. Laboratory supply expenses for the three months ended March 31, 2024 were relatively consistent with the three months ended March 31, 2023. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended March 31, 2024 were relatively consistent with the three months ended March 31, 2023. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $2.2 million increase in product development expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in barzolvolimab clinical trial expenses, partially offset by a decrease in barzolvolimab contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $2.5 million increase in general and administrative expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to higher stock-based compensation and barzolvolimab commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $4.7 million increase in investment and other income, net for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to higher levels of cash as a result of our November 2023 and March 2024 underwritten public offerings. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

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

At March 31, 2024, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $823.8 million. We have had recurring losses and incurred a loss of $32.8 million for the three months ended March 31, 2024. Net cash used in operations for the three months ended March 31, 2024 was $40.6 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2024 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $40.6 million for the three months ended March 31, 2024 as compared to $28.6 million for the three months ended March 31, 2023. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses, partially offset by an increase in investment income as a result of higher levels of cash. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash used in investing activities was $315.2 million for the three months ended March 31, 2024 compared to net cash provided by investing activities of $52.6 million for the three months ended March 31, 2023. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $314.9 million for the three months ended March 31, 2024 as compared to net sales and maturities of marketable securities of $53.2 million for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $436.1 million for the three months ended March 31, 2024 as compared to $0.7 million for the three months ended March 31, 2023. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

In March 2024, we issued 9,798,000 shares of common stock in an underwritten public offering, resulting in net proceeds of $ 432.3 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2024 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2024, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2024.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 6, 2024	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 6, 2024	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)