Form 10-Q
period 2024-06-30
Celldex Therapeutics, Inc.
filed 2024-08-08
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, 66,287,596 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,739	$34,814
Marketable securities	759,578	388,784
Accounts and other receivables	1,534	2,628
Prepaid and other current assets	8,124	5,467
Total current assets	811,975	431,693
Property and equipment, net	3,864	4,060
Operating lease right-of-use assets, net	2,450	2,577
Intangible assets	27,190	27,190
Other assets	107	107
Total assets	$845,586	$465,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,802	$3,494
Accrued expenses	18,594	22,029
Current portion of operating lease liabilities	1,589	1,614
Current portion of other long-term liabilities	3,673	3,988
Total current liabilities	27,658	31,125
Long-term portion of operating lease liabilities	796	928
Other long-term liabilities	3,473	4,403
Total liabilities	31,927	36,456
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,280,667 and 55,883,377 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	66	56
Additional paid-in capital	2,277,824	1,823,168
Accumulated other comprehensive income	1,780	3,308
Accumulated deficit	(1,466,011)	(1,397,361)
Total stockholders’ equity	813,659	429,171
Total liabilities and stockholders’ equity	$845,586	$465,627

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Product development and licensing agreements	$—	$16	$2	$16
Contracts and grants	2,498	252	2,652	1,218
Total revenues	2,498	268	2,654	1,234

Operating expenses:
Research and development	39,687	26,252	71,348	53,049
General and administrative	9,128	7,221	18,231	13,861
Total operating expenses	48,815	33,473	89,579	66,910

Operating loss	(46,317)	(33,205)	(86,925)	(65,676)
Investment and other income, net	10,475	2,703	18,275	5,813
Net loss	$(35,842)	$(30,502)	$(68,650)	$(59,863)

Basic and diluted net loss per common share	$(0.54)	$(0.65)	$(1.10)	$(1.27)

Shares used in calculating basic and diluted net loss per share	66,019	47,253	62,445	47,233

Comprehensive loss:
Net loss	$(35,842)	$(30,502)	$(68,650)	$(59,863)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(464)	(51)	(1,528)	812
Comprehensive loss	$(36,306)	$(30,553)	$(70,178)	$(59,051)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(68,650)	$(59,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,572	1,482
Amortization and premium of marketable securities, net	(8,053)	(2,416)
Loss on sale or disposal of assets	8	—
Stock-based compensation expense	14,842	9,557
Changes in operating assets and liabilities:
Accounts and other receivables	1,094	229
Prepaid and other current assets	(5,610)	(61)
Other assets	—	(3)
Accounts payable and accrued expenses	(3,067)	(2,970)
Other liabilities	(2,101)	(1,720)
Net cash used in operating activities	(69,965)	(55,765)
Cash flows from investing activities:
Sales and maturities of marketable securities	199,370	210,150
Purchases of marketable securities	(560,686)	(155,422)
Acquisition of property and equipment	(618)	(995)
Net cash (used in) provided by investing activities	(361,934)	53,733
Cash flows from financing activities:
Net proceeds from stock issuances	432,298	—
Proceeds from issuance of stock from employee benefit plans	7,526	827
Net cash provided by financing activities	439,824	827

Net increase (decrease) in cash and cash equivalents	7,925	(1,205)
Cash and cash equivalents at beginning of period	34,814	29,429
Cash and cash equivalents at end of period	$42,739	$28,224

Non-cash investing activities
Accrued construction in progress	$17	$46

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

At June 30, 2024, the Company had cash, cash equivalents and marketable securities of $802.3 million. The Company has had recurring losses and incurred a loss of $68.7 million for the six months ended June 30, 2024. Net cash used in operations for the six months ended June 30, 2024 was $70.0 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financings, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement (defined below) with Shareholder Representative Services LLC (“SRS”) (refer to Note 13), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure of significant segment expenses. The amendments in ASU 2023-07 apply to public entities, including those with a single reportable segment, and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	June 30, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$26,826	—	$26,826	—
Marketable securities	759,578	—	759,578	—
	$786,404	—	$786,404	—

	As of
	December 31, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,803	—	$19,803	—
Marketable securities	388,784	—	388,784	—
	$408,587	—	$408,587	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of June 30, 2024 and December 31, 2023. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three and six months ended June 30, 2024 or June 30, 2023. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the six months ended June 30, 2024.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
June 30, 2024
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$193,249	$—	$(172)	$193,077
Maturing after one year through three years	124,096	—	(383)	123,713
Total U.S. government and municipal obligations	$317,345	$—	$(555)	$316,790
Corporate debt securities
Maturing in one year or less	$403,773	$125	$(314)	$403,584
Maturing after one year through three years	39,276	12	(84)	39,204
Total corporate debt securities	$443,049	$137	$(398)	$442,788
Total marketable securities	$760,394	$137	$(953)	$759,578

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of June 30, 2024 and December 31, 2023 was $614.4 million and $80.4 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2024.

Marketable securities include $4.8 million and $1.9 million in accrued interest at June 30, 2024 and December 31, 2023, respectively.

(5)  Intangible Assets

At June 30, 2024 and December 31, 2023, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of June 30, 2024, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(6)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 11)	$1,613	$1,613
Deferred income from sale of tax benefits	2,790	3,720
Deferred revenue (Note 10)	2,743	3,058
Total	7,146	8,391
Less current portion	(3,673)	(3,988)
Long-term portion	$3,473	$4,403

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million and $0.9 million in other income related to the sale of these tax benefits during the six months ended June 30, 2024 and the six months ended June 30, 2023, respectively.

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

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. Also on February 26, 2024, the Company terminated its pre-existing controlled equity offering sale agreement dated May 19, 2016 with Cantor. At June 30, 2024, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and six months ended June 30, 2024 and 2023 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	229,171	—	3,814	—	—	3,814
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	7,202	—	—	7,202
Unrealized loss on marketable securities	—	—	—	(1,064)	—	(1,064)
Net loss	—	—	—	—	(32,808)	(32,808)
Consolidated balance at March 31, 2024	65,910,548	$66	$2,266,472	$2,244	$(1,430,169)	$838,613
Shares issued under stock option and employee stock purchase plans	370,119	—	3,712	—	—	3,712
Stock-based compensation	—	—	7,640	—	—	7,640
Unrealized loss on marketable securities	—	—	—	(464)	—	(464)
Net loss	—	—	—	—	(35,842)	(35,842)
Consolidated balance at June 30, 2024	66,280,667	$66	$2,277,824	$1,780	$(1,466,011)	$813,659

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	43,986	—	694	—	—	694
Stock-based compensation	—	—	4,340	—	—	4,340
Unrealized gain on marketable securities	—	—	—	863	—	863
Net loss	—	—	—	—	(29,361)	(29,361)
Consolidated balance at March 31, 2023	47,244,681	$47	$1,585,863	$2,123	$(1,285,293)	$302,740
Shares issued under stock option and employee stock purchase plans	9,132	—	133	—	—	133
Stock-based compensation	—	—	5,217	—	—	5,217
Unrealized loss on marketable securities	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(30,502)	(30,502)
Consolidated balance at June 30, 2023	47,253,813	$47	$1,591,213	$2,072	$(1,315,795)	$277,537

(8)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2024 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2023	6,378,924	$29.69	7.5
Granted	1,818,160	$36.50
Exercised	(592,738)	$12.50
Canceled	(71,123)	$165.60
Options outstanding at June 30, 2024	7,533,223	$31.41	7.8
Options vested and expected to vest at June 30, 2024	7,364,743	$31.33	7.8
Options exercisable at June 30, 2024	3,552,278	$29.05	6.5
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 13, 2024)	2,466,466

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2024 was $26.41 and $26.42, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at June 30, 2024 was $82.5 million. The aggregate intrinsic value of stock options exercisable at June 30, 2024 was $61.2 million. As of June 30, 2024, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $93.1 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.9 years.

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Research and development	$3,884	$2,489	$7,577	$4,650
General and administrative	3,756	2,728	7,265	4,907
Total stock-based compensation expense	$7,640	$5,217	$14,842	$9,557

The fair values of employee, consultant and non-employee director stock options granted during the three and six months ended June 30, 2024 and 2023 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected stock price volatility	82 – 93%	92%	82 – 93%	92%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	4.2 – 4.5%	3.5 – 3.9%	4.0 – 4.5%	3.5 – 4.0%
Expected dividend yield	None	None	None	None

(9)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2024 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2023	$712	$2,596	$3,308
Other comprehensive loss	(1,528)	—	(1,528)
Balance at June 30, 2024	$(816)	$2,596	$1,780

No amounts were reclassified out of accumulated other comprehensive income during the six months ended June 30, 2024.

(10)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $2.5 million and $2.7 million in revenue under the agreements with Rockefeller during the three and six months ended June 30, 2024, respectively, and $0.2 million and $1.2 million during the three and six months ended June 30, 2023, respectively.

Contract Assets and Liabilities

At June 30, 2024 and December 31, 2023, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At June 30, 2024, the Company had $2.7 million in contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2023, the Company had $3.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2023 during the six months ended June 30, 2024 was $0.3 million.

(11)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of June 30, 2024 and December 31, 2023.

The net deferred tax liability of $1.6 million at June 30, 2024 and December 31, 2023 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Six Months Ended June 30,
	2024	2023
Stock Options	7,533,223	6,445,761
Restricted Stock	—	—
	7,533,223	6,445,761

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in development stages;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying the regulatory approval milestone under the merger agreement by which we acquired Kolltan and our related settlement agreement with Kolltan;

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other reports that we file with the SEC.

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: We initiated Phase 3 studies in chronic spontaneous urticaria (CSU) in July 2024. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to week 12 of urticaria activity score compared to placebo) and was well tolerated. The study is ongoing and patients will continue to receive barzolvolimab for 52 weeks of treatment. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12) and was well tolerated. The study is ongoing and patients will continue to receive barzolvolimab for 20 weeks of treatment. We plan to report topline 52 week data from the CSU study and full 12 week primary endpoint data from the CIndU study in the second half of 2024;

-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment is ongoing; positive data from a Phase 1b study in PN was reported in November 2023;

-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and enrollment is ongoing; and

-	Atopic Dermatitis (AD): Atopic dermatitis has been selected as the next indication for the study of barzolvolimab. We are currently planning the design of a Phase 2 study in this indication, including in patients who received prior biologics, and plan to initiate this study by year end 2024.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases and oncology. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases or immunity to tumors.

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

During the past five years through December 31, 2023, we incurred an aggregate of $338.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2024 and 2023. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023

	(In thousands)
Barzolvolimab/Anti-KIT Program	$54,250	$34,841
CDX‑585	1,586	4,569
CDX‑622	6,547	7,152
Other Programs	8,965	6,487
Total R&D Expense	$71,348	$53,049

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. In July 2024, we initiated two Phase 3 studies in CSU. Phase 1 studies in CSU and CIndU were successfully completed and Phase 2 studies are ongoing. In July 2023, we announced that enrollment was complete in the ongoing Phase 2 CSU study. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in this study, with a statistically significant mean change from baseline to week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. In April 2024, we announced enrollment was complete in the ongoing Phase 2 CIndU study. In July 2024, we reported that barzolvolimab achieved the primary efficacy endpoint in this study with a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12 and was well tolerated. We plan to report topline 52 week data from the CSU study and full 12 week primary endpoint data from the CIndU study in the second half of 2024.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting an ongoing Phase 2 study in eosinophilic esophagitis (EoE) and initiated a Phase 2 study in prurigo nodularis (PN) in April 2024 after reporting positive data from a Phase 1b study in PN in late 2023. We have selected atopic dermatitis as the next indication for the study of barzolvolimab and are currently planning the design of a Phase 2 study in this indication, including in patients who received prior biologics, and plan to initiate this study by year end 2024. We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

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

●	Mean reduction from baseline in weekly urticaria activity score (UAS7) at week 12 was 67% in the 1.5 mg/kg dose group (n=8), 67% in the 3.0 mg/kg dose group (n=9) and 82% in the 4.5 mg/kg dose group (n=9). Mean reduction from baseline in UAS7 at week 24 was 80% in the 1.5 mg/kg dose group (n=7), 70% in the 3.0 mg/kg dose group (n=6) and 77% in the 4.5 mg/kg dose group (n=7).

●	Complete response (UAS7=0) at week 12 was 57% in the 1.5 mg/kg dose group, 44% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group. Complete response (UAS7=0) at week 24 was 57% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 43% in the 4.5 mg/kg dose group.

●	Well-controlled disease (UCT≥ 12) at week 12 was 75% in the 1.5 mg/kg dose group, 63% in the 3.0 mg/kg dose group and 89% in the 4.5 mg/kg dose group. Well-controlled disease (UCT≥ 12) at week 24 was 75% in the 1.5 mg/kg dose group, 67% in the 3.0 mg/kg dose group and 67% in the 4.5 mg/kg dose group.

●	During post-treatment follow up, 71% (10 of 14) of patients who had been treated with doses greater than or equal to 1.5 mg/kg and had a complete response (UAS7=0) at week 12, remained urticaria free at week 24 (patients received last dose of barzolvolimab at week 8).

●	Profound and durable improvement in angioedema symptoms as measured through the weekly angioedema activity score (AAS7) was achieved across all dose levels evaluated with sustained activity observed with the 1.5 mg/kg and greater dose levels.

●	Patients also reported improvements in quality of life outcomes as assessed by the Dermatology Life Quality Index (DLQI) which surveys patients’ perceptions of symptoms and feelings, daily activities, leisure, work and school performance, personal relationships and treatment.

●	Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity.

●	Barzolvolimab was well tolerated. Most adverse events were mild or moderate in severity and resolved while on study. The most common treatment emergent adverse events were hair color changes, COVID-19, headache, neutropenia and urinary tract infections (UTIs). UTIs and COVID-19 were reported as unrelated to treatment. Generally transient, asymptomatic and mild changes in hematologic parameters were observed, consistent with observations from prior studies. No pattern of further decrease was observed with multiple dose administration.

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

In June 2024, data on a secondary endpoint from the study, angioedema activity, and additional measures of angioedema control, were presented at the EAACI 2024 Congress. Approximately 72% of patients on study had angioedema at baseline. Barzolvolimab demonstrated significant improvements in AAS7 in patients with angioedema across all doses at week 12. This improvement was rapid (within 2 weeks) and durable (continued through 12 weeks). Barzolvolimab demonstrated strong improvement in AAS7 independent of omalizumab status at Week 12. Patients on barzolvolimab experienced a > 8 point improvement in AAS7 (considered a clinically meaningful result) across all doses compared to placebo (p<0.05). Barzolvolimab increased angioedema free days compared to placebo through 12 weeks. Patients in the 300 mg cohort were angioedema free 77% of the time over the 12 week period.

Patients on study will continue to receive barzolvolimab for 52 weeks and we plan to report 52 week data in the second half of 2024. We believe these results strongly support the further development of barzolvolimab in CSU.

In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies ( approximately 40 countries; 250 sites per study) where approximately 915 patients per trial will be randomized evenly to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo will be re-randomized to active treatment across both dosing groups. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. Enrollment is ongoing.

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

In July 2022, we announced that the first patient had been dosed in a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy; in April 2024, we announced that enrollment was complete. The study is being conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. 196 patients in 2 cohorts (differentiated by CIndU subtype) including 97 patients with cold urticaria and 99 patients with symptomatic dermographism were randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients then enter a follow-up phase for an additional 24 weeks. In addition, the study includes the option for patients who have symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients receive 300 mg of barzolvolimab every 8 weeks. The primary endpoint of the study is the percentage of patients with a negative provocation test at week 12. Secondary endpoints include safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale). Topline primary endpoint data from this study were reported in July 2024 and showed that barzolvolimab achieved the primary efficacy endpoint, a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. Importantly, barzolvolimab demonstrated rapid, durable and clinically meaningful responses in patients with CIndU refractory to antihistamines. Demographics and baseline disease characteristics were well balanced across treatment groups.

Summary of Clinical Assessments at Week 12
	Cold Urticaria			Symptomatic Dermographism
	150 mg q4w (n=32)	300 mg q8w (n=32)	Placebo (n=32)	150 mg q4w (n=33)	300 mg q8w (n=33)	Placebo (n=31)
% of patients with negative provocation test at Week 12 (complete response)	46.9% p=0.0023	53.1% p=0.0011	12.5%	57.6% p<0.0001	42.4% p=0.0003	3.2%

Barzolvolimab was well tolerated with a favorable safety profile consistent with prior studies. Most adverse events were mild to moderate in severity; through 12 weeks, the most common treatment emergent adverse events in barzolvolimab treated patients were hair color changes (13%) and neutropenia (11%). The rate of infections was similar between barzolvolimab-treated patients and placebo with no association between neutropenia and infections.

Patients on study will continue to receive barzolvolimab for 20 weeks and we plan to report full 12 week primary endpoint data from this study in the fourth quarter of 2024. We believe these results strongly support the further development of barzolvolimab in CIndU and plan to advance CIndU into Phase 3 registrational development.

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

●	At week 8, the percentage of patients with ≥4-point decrease in WI-NRS was 57% and 43% for the single dose 3.0 or 1.5 mg/kg barzolvolimab arms, respectively, and 25% for the placebo arm; this level of response generally persisted out to week 16. In the 3.0 mg/kg arm, a ≥4-point decrease in WI-NRS reduction was seen as early as the first week and reached a high of 71% of patients at week six which was distinct from both the 1.5 mg/kg barzolvolimab and placebo arms.
% of Subjects with ≥4-point decrease in WI-NRS
Dose	Week 1	Week 2	Week 3	Week 4	Week 5	Week 6	Week 7	Week 8
1.5 mg/kg	0	14	29	14	29	29	29	43
3.0 mg/kg	14	29	29	29	57	71	57	57
placebo	0	0	13	13	25	38	38	25

●	At week 8, 29% of patients achieved clear or almost clear skin according to IGA following a single dose of barzolvolimab 3.0 mg/kg. This effect was noted as early as week 2 (the first clinic visit) and was maintained out to week 12/16. No patients treated at 1.5 mg/kg barzolvolimab or placebo achieved clear or almost clear skin according to IGA through week 8. 2 additional patients in the 1.5 mg/kg arm, 2 additional patients in the 3.0 mg/kg arm and 1 patient on placebo had IGA 0/1 at timepoints between weeks 8 and 24.
% of Subjects with IGA 0/1
Dose	Baseline	Week 2	Week 4	Week 8
1.5 mg/kg	0	0	0	0
3.0 mg/kg	0	14	14	29
Placebo	0	0	0	0

●	Clinical activity was associated with profound serum tryptase reduction. At the 3.0 mg/kg dose, tryptase was profoundly reduced to, or below, the level of quantification and this level of reduction was maintained at least through 8 weeks. Tryptase reduction was observed in the 1.5 mg/kg arm but to a lesser extent.
●	Adverse Events were generally mild to moderate in intensity and considered unrelated to treatment. During the initial 8 week observation period in the 3.0 mg/kg dosing arm, an anaphylactic reaction occurred in a complicated patient with multiple comorbidities; the event fully resolved without sequelae. Generally, adverse events seen during the 24-week follow-up period were consistent with comorbidities commonly observed in the PN population.

In April 2024, we initiated a Phase 2 subcutaneous study in PN. This randomized, double-blind, placebo-controlled, parallel group study is evaluating the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in approximately 120 patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). Patients are randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants then enter a follow-up phase with no study treatment for an additional 16 weeks through week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. The study will include approximately 50 clinical trial centers worldwide, including the United States. Enrollment is ongoing.

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

CDX-622

CDX-622 is a bispecific antibody that targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. TSLP has been directly implicated in several respiratory and dermatological disorders, such as asthma, chronic obstructive pulmonary disease (COPD), eosinophilic esophagitis, atopic dermatitis and chronic spontaneous urticaria, and in fibrotic diseases such as systemic sclerosis and idiopathic pulmonary fibrosis. In these disorders, TSLP is often upregulated and associated with disease severity. Similarly, mast cells drive or contribute to the pathophysiology of allergic, inflammatory, autoimmune and fibrotic disorders and CDX-622 contains a unique SCF neutralizing function that is expected to inhibit and deplete mast cells. Combined neutralization of SCF and TSLP with CDX-622 is expected to simultaneously reduce tissue mast cells and inhibit Type 2 inflammatory responses to potentially offer enhanced therapeutic benefit in inflammatory and fibrotic disorders. In preclinical studies, CDX-622 inhibits TSLP and SCF with similar potency to both its respective parental mAbs and comparator mAbs in vitro. CDX-622 was well tolerated in a multi-dose 8 week toxicology study in non-human primates. The No Adverse Event Level (NOAEL) was established to be 75 mg/kg, the highest dose tested. We have completed manufacturing and IND-enabling activities and plan to initiate a Phase 1 study of CDX-622 in healthy volunteers by the end of 2024.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2024	2023	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$—	$16	$(16)	(100)%
Contracts and grants	2,498	252	2,246	891%
Total revenues	$2,498	$268	$2,230	832%
Operating expenses:
Research and development	39,687	26,252	13,435	51%
General and administrative	9,128	7,221	1,907	26%
Total operating expenses	48,815	33,473	15,342	46%
Operating loss	(46,317)	(33,205)	13,112	39%
Investment and other income, net	10,475	2,703	7,772	288%
Net loss	$(35,842)	$(30,502)	$5,340	18%

Net Loss

The $5.3 million increase in net loss for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to an increase in research and development expenses, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended June 30, 2024 was relatively consistent with the three months ended June 30, 2023. The $2.2 million increase in contracts and grants revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to an increase in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to decrease over the next twelve months primarily due to a decrease in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2024	2023	$	%

	(In thousands)
Personnel	$11,881	$9,004	$2,877	32%
Laboratory supplies	1,615	1,510	105	7%
Facility	1,250	1,208	42	3%
Product development	22,667	12,596	10,071	80%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.9 million increase in personnel expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. Laboratory supply expenses for the three months ended June 30, 2024 were relatively consistent with the three months ended June 30, 2023. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended June 30, 2024 were relatively consistent with the three months ended June 30, 2023. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $10.1 million increase in product development expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to an increase in barzolvolimab clinical trial expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.9 million increase in general and administrative expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to higher stock-based compensation and barzolvolimab commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $7.8 million increase in investment and other income, net for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to higher levels of cash as a result of our November 2023 and March 2024 underwritten public offerings. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2024	2023	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$2	$16	$(14)	(88)%
Contracts and grants	2,652	1,218	1,434	118%
Total revenues	$2,654	$1,234	$1,420	115%
Operating expenses:
Research and development	71,348	53,049	18,299	34%
General and administrative	18,231	13,861	4,370	32%
Total operating expenses	89,579	66,910	22,669	34%
Operating loss	(86,925)	(65,676)	21,249	32%
Investment and other income, net	18,275	5,813	12,462	214%
Net loss	$(68,650)	$(59,863)	$8,787	15%

Net Loss

The $8.8 million increase in net loss for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to increases in research and development and general and administrative expenses, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the six months ended June 30, 2024 was relatively consistent with the six months ended June 30, 2023. The $1.4 million increase in contracts and grants revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to an increase in revenue from our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2024	2023	$	%

	(In thousands)
Personnel	$23,321	$18,027	$5,294	29%
Laboratory supplies	2,923	2,918	5	—%
Facility	2,536	2,417	119	5%
Product development	38,192	25,891	12,301	48%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $5.3 million increase in personnel expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. Laboratory supply expenses for the six months ended June 30, 2024 were relatively consistent with the six months ended June 30, 2023.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the six months ended June 30, 2024 were relatively consistent with the six months ended June 30, 2023.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $12.3 million increase in product development expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to an increase in barzolvolimab clinical trial expenses, partially offset by a decrease in barzolvolimab contract manufacturing expenses.

General and Administrative Expense

The $4.4 million increase in general and administrative expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to higher stock-based compensation and barzolvolimab commercial planning expenses.

Investment and Other Income, Net

The $12.5 million increase in investment and other income, net for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to higher levels of cash as a result of our November 2023 and March 2024 underwritten public offerings.

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

At June 30, 2024, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $802.3 million. We have had recurring losses and incurred a loss of $68.7 million for the six months ended June 30, 2024. Net cash used in operations for the six months ended June 30, 2024 was $70.0 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2024 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financings, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement with SRS, in the event that we achieve the milestone related to that payment. We may decide to pay that milestone payment in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

Net cash used in operating activities was $70.0 million for the six months ended June 30, 2024 as compared to $55.8 million for the six months ended June 30, 2023. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses, partially offset by an increase in investment income as a result of higher levels of cash. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash used in investing activities was $361.9 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $53.7 million for the six months ended June 30, 2023. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $361.3 million for the six months ended June 30, 2024 as compared to net sales and maturities of marketable securities of $54.7 million for the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $439.8 million for the six months ended June 30, 2024 as compared to $0.8 million for the six months ended June 30, 2023. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at June 30, 2024 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2024, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
†10.1

Amendment No. 2 to Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2024 with the Securities and Exchange Commission.

*31.1	Certification of President and Chief Executive Officer.
*31.2	Certification of Senior Vice President and Chief Financial Officer.
**32.1	Section 1350 Certifications.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 8, 2024	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 8, 2024	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)