Form 10-Q
period 2024-09-30
Celldex Therapeutics, Inc.
filed 2024-11-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, 66,344,236 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$36,399	$34,814
Marketable securities	719,600	388,784
Accounts and other receivables	852	2,628
Prepaid and other current assets	21,991	5,467
Total current assets	778,842	431,693
Property and equipment, net	4,230	4,060
Operating lease right-of-use assets, net	3,170	2,577
Intangible assets	27,190	27,190
Other assets	9,747	107
Total assets	$823,179	$465,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,114	$3,494
Accrued expenses	28,204	22,029
Current portion of operating lease liabilities	1,379	1,614
Current portion of other long-term liabilities	1,396	3,988
Total current liabilities	32,093	31,125
Long-term portion of operating lease liabilities	1,708	928
Other long-term liabilities	3,473	4,403
Total liabilities	37,274	36,456
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,344,236 and 55,883,377 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	66	56
Additional paid-in capital	2,288,683	1,823,168
Accumulated other comprehensive income	5,288	3,308
Accumulated deficit	(1,508,132)	(1,397,361)
Total stockholders’ equity	785,905	429,171
Total liabilities and stockholders’ equity	$823,179	$465,627

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Product development and licensing agreements	$3	$2	$5	$19
Contracts and grants	3,188	1,515	5,840	2,733
Total revenues	3,191	1,517	5,845	2,752

Operating expenses:
Research and development	45,263	34,535	116,611	87,585
General and administrative	10,054	8,221	28,285	22,082
Total operating expenses	55,317	42,756	144,896	109,667

Operating loss	(52,126)	(41,239)	(139,051)	(106,915)
Investment and other income, net	10,005	2,979	28,280	8,792
Net loss	$(42,121)	$(38,260)	$(110,771)	$(98,123)

Basic and diluted net loss per common share	$(0.64)	$(0.81)	$(1.74)	$(2.08)

Shares used in calculating basic and diluted net loss per share	66,294	47,261	63,737	47,243

Comprehensive loss:
Net loss	$(42,121)	$(38,260)	$(110,771)	$(98,123)
Other comprehensive income (loss):
Unrealized gain on marketable securities	3,508	63	1,980	875
Comprehensive loss	$(38,613)	$(38,197)	$(108,791)	$(97,248)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(110,771)	$(98,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,358	2,249
Amortization and premium of marketable securities, net	(12,386)	(4,043)
Loss on sale or disposal of assets	12	—
Stock-based compensation expense	24,462	16,678
Changes in operating assets and liabilities:
Accounts and other receivables	1,776	95
Prepaid and other current assets	(19,961)	1,757
Other assets	(9,640)	(3)
Accounts payable and accrued expenses	3,640	5,507
Other liabilities	(4,792)	1,125
Net cash used in operating activities	(125,302)	(74,758)
Cash flows from investing activities:
Sales and maturities of marketable securities	347,732	249,703
Purchases of marketable securities	(660,745)	(183,172)
Acquisition of property and equipment	(1,163)	(1,152)
Net cash (used in) provided by investing activities	(314,176)	65,379
Cash flows from financing activities:
Net proceeds from stock issuances	432,298	—
Proceeds from issuance of stock from employee benefit plans	8,765	1,084
Net cash provided by financing activities	441,063	1,084

Net increase (decrease) in cash and cash equivalents	1,585	(8,295)
Cash and cash equivalents at beginning of period	34,814	29,429
Cash and cash equivalents at end of period	$36,399	$21,134

Non-cash investing activities
Accrued construction in progress	$232	$488

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

At September 30, 2024, the Company had cash, cash equivalents and marketable securities of $756.0 million. The Company has had recurring losses and incurred a loss of $110.8 million for the nine months ended September 30, 2024. Net cash used in operations for the nine months ended September 30, 2024 was $125.3 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financings, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement (defined below) with Shareholder Representative Services LLC (“SRS”) (refer to Note 14), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the adoption of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements or disclosures.

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

(3)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	September 30, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$25,292	—	$25,292	—
Marketable securities	719,600	—	719,600	—
	$744,892	—	$744,892	—

	As of
	December 31, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,803	—	$19,803	—
Marketable securities	388,784	—	388,784	—
	$408,587	—	$408,587	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of September 30, 2024 and December 31, 2023. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three and nine months ended September 30, 2024 or September 30, 2023. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the nine months ended September 30, 2024.

(4)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2024
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$196,235	$729	$—	$196,964
Maturing after one year through three years	107,595	1,081	—	108,676
Total U.S. government and municipal obligations	$303,830	$1,810	$—	$305,640
Corporate debt securities
Maturing in one year or less	$375,022	$704	$(5)	$375,721
Maturing after one year through three years	38,057	187	(5)	38,239
Total corporate debt securities	$413,079	$891	$(10)	$413,960
Total marketable securities	$716,909	$2,701	$(10)	$719,600

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of September 30, 2024 and December 31, 2023 was $28.6 million and $80.4 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2024.

Marketable securities include $5.3 million and $1.9 million in accrued interest at September 30, 2024 and December 31, 2023, respectively.

(5)  Intangible Assets

At September 30, 2024 and December 31, 2023, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of September 30, 2024, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(6)  Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $9.6 million and $0.0 million at September 30, 2024 and December 31, 2023, respectively.

(7)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 12)	$1,613	$1,613
Deferred income from sale of tax benefits	2,790	3,720
Deferred revenue (Note 11)	466	3,058
Total	4,869	8,391
Less current portion	(1,396)	(3,988)
Long-term portion	$3,473	$4,403

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.9 million in other income related to the sale of these tax benefits for the three and nine months ended September 30, 2024, respectively, and $0.0 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

(8)  Stockholders’ Equity

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

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. Also on February 26, 2024, the Company terminated its pre-existing controlled equity offering sale agreement dated May 19, 2016 with Cantor. At September 30, 2024, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and nine months ended September 30, 2024 and 2023 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	229,171	—	3,814	—	—	3,814
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	7,202	—	—	7,202
Unrealized loss on marketable securities	—	—	—	(1,064)	—	(1,064)
Net loss	—	—	—	—	(32,808)	(32,808)
Consolidated balance at March 31, 2024	65,910,548	$66	$2,266,472	$2,244	$(1,430,169)	$838,613
Shares issued under stock option and employee stock purchase plans	370,119	—	3,712	—	—	3,712
Stock-based compensation	—	—	7,640	—	—	7,640
Unrealized loss on marketable securities	—	—	—	(464)	—	(464)
Net loss	—	—	—	—	(35,842)	(35,842)
Consolidated balance at June 30, 2024	66,280,667	$66	$2,277,824	$1,780	$(1,466,011)	$813,659
Shares issued under stock option and employee stock purchase plans	63,569	—	1,239	—	—	1,239
Stock-based compensation	—	—	9,620	—	—	9,620
Unrealized gain on marketable securities	—	—	—	3,508	—	3,508
Net loss	—	—	—	—	(42,121)	(42,121)
Consolidated balance at September 30, 2024	66,344,236	$66	$2,288,683	$5,288	$(1,508,132)	$785,905

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	43,986	—	694	—	—	694
Stock-based compensation	—	—	4,340	—	—	4,340
Unrealized gain on marketable securities	—	—	—	863	—	863
Net loss	—	—	—	—	(29,361)	(29,361)
Consolidated balance at March 31, 2023	47,244,681	$47	$1,585,863	$2,123	$(1,285,293)	$302,740
Shares issued under stock option and employee stock purchase plans	9,132	—	133	—	—	133
Stock-based compensation	—	—	5,217	—	—	5,217
Unrealized loss on marketable securities	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(30,502)	(30,502)
Consolidated balance at June 30, 2023	47,253,813	$47	$1,591,213	$2,072	$(1,315,795)	$277,537
Shares issued under stock option and employee stock purchase plans	10,384	—	257	—	—	257
Stock-based compensation	—	—	7,121	—	—	7,121
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(38,260)	(38,260)
Consolidated balance at September 30, 2023	47,264,197	$47	$1,598,591	$2,135	$(1,354,055)	$246,718

(9)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2023	6,378,924	$29.69	7.5
Granted	1,907,820	$36.42
Exercised	(649,672)	$12.99
Canceled	(109,968)	$120.83
Options outstanding at September 30, 2024	7,527,104	$31.51	7.7
Options vested and expected to vest at September 30, 2024	7,381,038	$31.44	7.7
Options exercisable at September 30, 2024	3,746,377	$29.19	6.4
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 13, 2024) at September 30, 2024	2,415,651

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2024 was $25.09 and $26.36, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at September 30, 2024 was $54.4 million. The aggregate intrinsic value of stock options exercisable at September 30, 2024 was $46.2 million. As of September 30, 2024, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $85.4 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.7 years.

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Research and development	$4,880	$3,618	$12,457	$8,269
General and administrative	4,740	3,503	12,005	8,409
Total stock-based compensation expense	$9,620	$7,121	$24,462	$16,678

The fair values of employee, consultant and non-employee director stock options granted during the three and nine months ended September 30, 2024 and 2023 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected stock price volatility	82%	92%	82 – 93%	92%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	3.5 – 4.3%	4.1%	3.5 – 4.5%	3.5 – 4.1%
Expected dividend yield	None	None	None	None

(10)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2024 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2023	$712	$2,596	$3,308
Other comprehensive loss	1,980	—	1,980
Balance at September 30, 2024	$2,692	$2,596	$5,288

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2024.

(11)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $3.2 million and $5.8 million in revenue under the agreements with Rockefeller during the three and nine months ended September 30, 2024, respectively, and $1.5 million and $2.7 million in revenue during the three and nine months ended September 30, 2023, respectively.

Contract Assets and Liabilities

At September 30, 2024 and December 31, 2023, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At September 30, 2024, the Company had $0.5 million of contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2023, the Company had $3.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2023 during the nine months ended September 30, 2024 was $2.8 million.

(12)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2024 and December 31, 2023.

The net deferred tax liability of $1.6 million at September 30, 2024 and December 31, 2023 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Nine Months Ended September 30,
	2024	2023
Stock Options	7,527,104	6,407,584
Restricted Stock	—	—
	7,527,104	6,407,584

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: We initiated Phase 3 studies in chronic spontaneous urticaria (CSU) in July 2024. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continue to receive barzolvolimab for 20 weeks of treatment;

-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment is ongoing; positive data from a Phase 1b study in PN was reported in November 2023;

-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and enrollment is ongoing; and
-	Atopic Dermatitis (AD): Atopic dermatitis has been selected as the next indication for the study of barzolvolimab. We are currently planning the design of a Phase 2 study in this indication, including in patients who received prior biologics, and plan to initiate this study by year end 2024.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.

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

During the past five years through December 31, 2023, we incurred an aggregate of $338.8 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2024 and 2023. The amounts disclosed in the following table reflect direct research and development costs, license fees associated with the underlying technology and an allocation of indirect research and development costs to each program.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023

	(In thousands)
Barzolvolimab/Anti-KIT Program	$88,643	$59,009
CDX‑585	2,213	5,499
CDX‑622	10,175	12,696
Other Programs	15,580	10,381
Total R&D Expense	$116,611	$87,585

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

Patients on study continued to receive barzolvolimab for up to 52 weeks and these long term treatment data were presented in September at the European Academy of Dermatology & Venereology (EADV) Congress 2024. The data demonstrated a sustained and deepening disease efficacy and a well tolerated safety profile over a 52 week treatment period. Key highlighted included:

●	Improvements in UAS7 (weekly urticaria activity score), previously shown to be statistically significantly vs placebo at Week 12, were noted as early as week 1 and were sustained or deepened at Week 52.
●	At Week 16, patients receiving low dose barzolvolimab (75 mg) or placebo were transitioned to barzolvolimab 150 mg or 300 mg; after crossover, these patients experienced similar clinically meaningful disease response as the rest of the study population.
●	71% of patients treated with barzolvolimab 150 mg Q4W and 52% of patients treated with 300 mg Q8W had a complete response (no itch/hives; UAS7=0) at Week 52. These responses were observed early and sustained through 52 weeks.
●	74% of patients treated with barzolvolimab 150 mg Q4W and 68% of patients treated with 300 mg Q8W had well controlled (UAS7<6) disease at Week 52.
●	These robust responses were observed regardless of prior omalizumab experience.
●	Barzolvolimab was well tolerated with a favorable safety profile through 52 weeks of treatment. Most adverse events were grade 1 (mild), mechanism related (KIT) and expected to be reversible. The most common treatment emergent adverse events occurring in greater than 10% of barzolvolimab treated patients were hair color changes, neutropenia, urticaria, skin hypopigmentation (areas of skin lightening) and nasopharyngitis (common cold). Neutrophil counts did not decline further with continued dosing and there was no association between infections and neutropenia. The hypopigmentation was observed with longer term exposure and did not lead to treatment discontinuation. Adverse events were not dose dependent.

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

Topline primary endpoint data from this study were reported in July 2024 and 12 week treatment results were presented at the American College of Allergy, Asthma & Immunology's Annual Scientific Meeting. Data from the 193 patients randomized and treated in the study showed that barzolvolimab achieved the primary efficacy endpoint, a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. Secondary and exploratory endpoints in the study were also achieved at week 12 and strongly support the primary endpoint results, including responder analyses, improvements in Critical Temperature and Critical Friction Thresholds (CFT and CFT), changes in WI-NRSprovo (itch associated with provocation test) and Urticaria Control Test. Demographics and baseline disease characteristics were well balanced across treatment groups. In cold urticaria, patients presented with a mean baseline critical temperature threshold of approximately 19°C or 66°F on the TempTest on initial provocation testing. In patients with symptomatic dermographism baseline FricTest thresholds were an average of 3.6 out of 4 pins. UCT scores at baseline reflect poorly controlled disease.

Summary of Clinical Assessments at Week 12
	Cold Urticaria			Symptomatic Dermographism
All measurements at Week 12	150 mg q4w (n=32)	300 mg q8w (n=32)	Placebo (n=32)	150 mg q4w (n=33)	300 mg q8w (n=33)	Placebo (n=31)
Primary endpoint: % of patients with negative provocation test (complete response)	46.9% p=0.0023	53.1% p=0.0011	12.5%	57.6% p<0.0001	42.4% p=0.0003	3.2%
% of patients with complete or partial response per provocation test	62.5% p=0.0118	75% p=0.0006	31.3%	66.6% p<0.0001	57.5% p=0.0002	12.9%
Improvement in Critical Temperature (CTT) and Critical Friction (CFT) Thresholds	-8.82°C p<0.0001	-9.61°C p<0.0001	-0.30°C	-2.46 pins p<0.0001	-2.27 pins p=0.0002	-0.82 pins
% of patients with Urticaria Control Test >12	58.6% p=0.0048	68.8% p<0.0001	31.0%	54.8% p=0.0015	65.5% p<0.0001	32.0%

Patients experienced rapid disease improvement as early as two weeks (the first assessment) after receiving the initial dose of barzolvolimab as demonstrated by reductions in critical temperature and friction thresholds resulting in hives and rapid reduction in itch at the time of provocation testing (WI-NRSprovo).

Barzolvolimab was well tolerated with a favorable safety profile consistent with prior studies. Most adverse events were grade 1 (mild). Through 12 weeks, the most common treatment emergent adverse events in barzolvolimab treated patients were hair color changes (13%; Grade 1, n=15 / Grade 2, n=2) and neutropenia (10%; Grade 1, n=7 / Grade 2, n=6), which are mechanism related (KIT) and expected to be reversible. The rate of infections was similar between barzolvolimab-treated patients and placebo with no association between neutropenia and infections.

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

Additional Barzolvolimab Development Activities

In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a CMO and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and are actively being used in the ongoing Phase 3 CSU trials.

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

Bispecific Platform

Our next generation bispecific antibody platform is supporting the expansion of our pipeline with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.

CDX-622

CDX-622 is a bispecific antibody that targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. TSLP has been directly implicated in several respiratory and dermatological disorders, such as asthma, chronic obstructive pulmonary disease (COPD), eosinophilic esophagitis, atopic dermatitis and chronic spontaneous urticaria, and in fibrotic diseases such as systemic sclerosis and idiopathic pulmonary fibrosis. In these disorders, TSLP is often upregulated and associated with disease severity. Similarly, mast cells drive or contribute to the pathophysiology of allergic, inflammatory, autoimmune and fibrotic disorders and CDX-622 contains a unique SCF neutralizing function that is expected to inhibit and deplete mast cells. Combined neutralization of SCF and TSLP with CDX-622 is expected to simultaneously reduce tissue mast cells and inhibit Type 2 inflammatory responses to potentially offer enhanced therapeutic benefit in inflammatory and fibrotic disorders. In preclinical studies, CDX-622 inhibits TSLP and SCF with similar potency to both its respective parental mAbs and comparator mAbs in vitro. CDX-622 was well tolerated in a multi-dose 8 week toxicology study in non-human primates. The No Adverse Event Level (NOAEL) was established to be 75 mg/kg, the highest dose level tested. We have completed manufacturing and IND-enabling activities and plan to initiate a Phase 1 study of CDX-622 in healthy volunteers by the end of 2024.

CDX-585

CDX-585 combines our proprietary highly active PD-1 blockade and anti-ILT4 blockade to overcome immunosuppressive signals in T cells and myeloid cells, respectively. The concept behind CDX-585 is to simultaneously inhibit both T cell and myeloid suppressive signals to potentiate the anti-tumor activity of both cell types, and potentially overcome PD-1 resistance. We began dosing patients in May 2023 in a Phase 1 open-label, multi-center, multi-dose study in patients with advanced or metastatic solid tumors that have progressed during or after standard of care therapy. The dose-escalation phase of the study has been completed and we have decided not to advance CDX-585 given our expanding clinical development program in the inflammatory space, including barzolvolimab, which will enter studies in its fifth indication by year end 2024 and the near term advancement of CDX-622 into the clinic.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

	Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2024	2023	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$3	$2	$1	50%
Contracts and grants	3,188	1,515	1,673	110%
Total revenues	$3,191	$1,517	$1,674	110%
Operating expenses:
Research and development	45,263	34,535	10,728	31%
General and administrative	10,054	8,221	1,833	22%
Total operating expenses	55,317	42,756	12,561	29%
Operating loss	(52,126)	(41,239)	10,887	26%
Investment and other income, net	10,005	2,979	7,026	236%
Net loss	$(42,121)	$(38,260)	$3,861	10%

Net Loss

The $3.9 million increase in net loss for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to an increase in research and development expenses, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended September 30, 2024 was relatively consistent with the three months ended September 30, 2023. The $1.7 million increase in contracts and grants revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to an increase in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to decrease over the next twelve months primarily due to a decrease in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2024	2023	$	%

	(In thousands)
Personnel	$13,855	$10,532	$3,323	32%
Laboratory supplies	1,074	1,249	(175)	(14)%
Facility	1,263	1,282	(19)	(1)%
Product development	26,539	19,457	7,082	36%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $3.3 million increase in personnel expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. Laboratory supply expenses for the three months ended September 30, 2024 were relatively consistent with the three months ended September 30, 2023. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended September 30, 2024 were relatively consistent with the three months ended September 30, 2023. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $7.1 million increase in product development expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to an increase in barzolvolimab clinical trial expenses, partially offset by a decrease in barzolvolimab contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.8 million increase in general and administrative expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to higher stock-based compensation and barzolvolimab commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $7.0 million increase in investment and other income, net for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to higher levels of cash as a result of our November 2023 and March 2024 underwritten public offerings. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2024	2023	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$5	$19	$(14)	(74)%
Contracts and grants	5,840	2,733	3,107	114%
Total revenues	$5,845	$2,752	$3,093	112%
Operating expenses:
Research and development	116,611	87,585	29,026	33%
General and administrative	28,285	22,082	6,203	28%
Total operating expenses	144,896	109,667	35,229	32%
Operating loss	(139,051)	(106,915)	32,136	30%
Investment and other income, net	28,280	8,792	19,488	222%
Net loss	$(110,771)	$(98,123)	$12,648	13%

Net Loss

The $12.6 million increase in net loss for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to increases in research and development and general and administrative expenses, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the nine months ended September 30, 2024 was relatively consistent with the nine months ended September 30, 2023. The $3.1 million increase in contracts and grants revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase in revenue from our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2024	2023	$	%

	(In thousands)
Personnel	$37,176	$28,559	$8,617	30%
Laboratory supplies	3,997	4,167	(170)	(4)%
Facility	3,799	3,699	100	3%
Product development	64,732	45,348	19,384	43%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $8.6 million increase in personnel expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. Laboratory supply expenses for the nine months ended September 30, 2024 were relatively consistent with the nine months ended September 30, 2023.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the nine months ended September 30, 2024 were relatively consistent with the nine months ended September 30, 2023.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $19.4 million increase in product development expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase in barzolvolimab clinical trial expenses, partially offset by a decrease in barzolvolimab contract manufacturing expenses.

General and Administrative Expense

The $6.2 million increase in general and administrative expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to higher stock-based compensation and barzolvolimab commercial planning expenses.

Investment and Other Income, Net

The $19.5 million increase in investment and other income, net for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to higher levels of cash as a result of our November 2023 and March 2024 underwritten public offerings.

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

At September 30, 2024, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $756.0 million. We have had recurring losses and incurred a loss of $110.8 million for the nine months ended September 30, 2024. Net cash used in operations for the nine months ended September 30, 2024 was $125.3 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2024 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $125.3 million for the nine months ended September 30, 2024 as compared to $74.8 million for the nine months ended September 30, 2023. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses and an increase in advance payments to clinical research and contract manufacturing organizations, partially offset by an increase in investment income as a result of higher levels of cash. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash used in investing activities was $314.2 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $65.4 million for the nine months ended September 30, 2023. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $313.0 million for the nine months ended September 30, 2024 as compared to net sales and maturities of marketable securities of $66.5 million for the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $441.1 million for the nine months ended September 30, 2024 as compared to $1.1 million for the nine months ended September 30, 2023. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

In March 2024, we issued 9,798,000 shares of common stock in an underwritten public offering, resulting in net proceeds of $432.3 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at September 30, 2024 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2024, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 6, 2024	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 6, 2024	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)