Form 10-K
period 2024-12-31
Celldex Therapeutics, Inc.
filed 2025-02-27
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 was $2.4 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at February 14, 2025 was 66,383,811 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Boston, Massachusetts

CELLDEX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: We initiated Phase 3 studies in chronic spontaneous urticaria (CSU) in July 2024. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment;
-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment is ongoing; positive data from a Phase 1b study in PN was reported in November 2023;
-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and is fully accrued; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment is ongoing.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	CDX-622 (TSLP & SCF): Our first bispecific candidate for inflammatory diseases is CDX-622 which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment is ongoing.

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. In July 2024, we initiated two Phase 3 studies in CSU. Phase 1 studies in CSU and CIndU were successfully completed and Phase 2 studies are ongoing. In July 2023, we announced that enrollment was complete in the ongoing Phase 2 CSU study. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in this study, with a statistically significant mean change from baseline to week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. In September 2024, we presented 52 week treatment data from the CSU study, demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. We plan to present follow up data from this study through week 76 in 2025. In April 2024, we announced enrollment was complete in the ongoing Phase 2 CIndU study. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12) and was well tolerated.12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment and were then followed for up to 24 additional weeks without treatment. We plan to present data from this study through week 44 in 2025. Patients with resumption of symptoms were eligible to enroll into an open label extension.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting ongoing Phase 2 studies in eosinophilic esophagitis (EoE), prurigo nodularis (PN) and atopic dermatitis (AD). We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

Chronic Spontaneous Urticaria (CSU) Summary of Phase 1 and Phase 2 Data Presented to Date; 76 week Phase 2 follow up data to be presented in 2025.

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

Phase 1 CSU: Summary of Clinical Activity Assessments at Week 12 & 24
	4.5 mg/kg Q8	3.0 mg/kg Q8	1.5 mg/kg Q4
Mean Reduction Baseline UAS7; % at Week 12	82% (n=9)	67% (n=9)	67% (n=8)
Mean Reduction Baseline UAS7; % at Week 24	77% (n=7)	70% (n=6)	80% (n=7)
UAS7=0 (Complete Control); % at Week 12	67%	44%	57%
UAS7=0 (Complete Control); % at Week 24	43%	67%	57%
UAS7≤6 (Well-controlled); % at Week 12	67%	67%	57%
UAS7≤6 (Well-controlled); % at Week 24	57%	67%	57%
UCT ≥ 12 (Well-controlled); % at Week 12	89%	63%	75%
UCT ≥ 12 (Well-controlled); % at Week 24	67%	67%	75%

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

Phase 2 CSU: Summary of Clinical Activity Assessments at Week 12
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

We believe these results strongly support the further development of barzolvolimab in CSU. In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies (approximately 40 countries; 250 sites per study) where approximately 915 patients per trial will be randomized evenly to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo will be re-randomized to active treatment across both dosing groups. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. Enrollment is ongoing.

Chronic Inducible Urticaria (CIndU) Summary of Phase 1 and Phase 2 Data Presented to Date; 44 week Phase 2 follow up data to be presented in 2025.

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

Topline primary endpoint data from this study were reported in July 2024 and 12 week treatment results were presented at the American College of Allergy, Asthma & Immunology’s Annual Scientific Meeting. Data from the 193 patients randomized and treated in the study showed that barzolvolimab achieved the primary efficacy endpoint, a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. Secondary and exploratory endpoints in the study were also achieved at week 12 and strongly support the primary endpoint results, including responder analyses, improvements in Critical Temperature and Critical Friction Thresholds (CFT and CFT), changes in WI-NRSprovo (itch associated with provocation test) and Urticaria Control Test. Demographics and baseline disease characteristics were well balanced across treatment groups. In cold urticaria, patients presented with a mean baseline critical temperature threshold of approximately 19°C or 66°F on the TempTest on initial provocation testing. In patients with symptomatic dermographism baseline FricTest thresholds were an average of 3.6 out of 4 pins. UCT scores at baseline reflect poorly controlled disease.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with active EoE. To optimize potential efficacy signal in this difficult to treat indication, we have recently amended the protocol to dose 300 mg every 4 weeks rather than 8 weeks. Approximately 75 patients will be enrolled in total. In the revised protocol, patients will be randomly assigned on a 1:1 ratio to receive subcutaneous injections of barzolvolimab at 300 mg every 4 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients then enter a 12-week active treatment phase, in which all patients will receive barzolvolimab 300 mg every 4 weeks. Patients then enter a follow-up phase for an additional 16 weeks. The primary endpoint of the study is reducing esophageal intraepithelial infiltration of mast cells as assessed by peak esophageal intraepithelial mast cell count. Secondary endpoints include the reduction of symptoms of dysphagia and esophageal intraepithelial infiltration of eosinophils and safety. The study includes approximately 60 clinical trial centers across 8 countries, including the United States. The study is fully accrued and we plan to present data from the study in the second half of 2025.

Atopic Dermatitis (AD)

In December of 2024, we announced the initiation of a Phase 2 study in atopic dermatitis (AD). AD is one of the most common chronic inflammatory skin diseases, with a lifetime prevalence of up to 20% of the US population and a substantial impact on quality of life (Kawakami, et al. 2009). Mast cells are strongly implicated in all facets of AD pathophysiology and the fundamental processes that characterize AD, including epithelial barrier dysfunction, immune cell recruitment, neuroinflammation (Keith, et al. 2023) and multiple other mast cell-associated factors that correlate with disease severity. Activated mast cells are also found in increased numbers in lesional biopsies. Two-thirds of patients treated with first line systemic therapy (1.7 million patienst in the US) do not achieve complete control of their atopic dermatitis (Simpson, Bieber, Guttman-Yassky, et al. 2016) and new therapies that offer rapid, meaningful relief from the severe itching and breakdown of the skin associated with AD are needed. Given barzolvolimab’s potential as a mast cell depleting agent, we believe AD is an important indication for future study.

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with moderate to severe AD. Approximately 120 patients will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at either 150 or 300 mg or placebo every 4 weeks after an initial loading dose of 450 mg or placebo during a 16-week placebo-controlled treatment phase. Participants randomized into the placebo arm will be re-randomized at Week 16 into 1 of the 2 active treatment arms. Patients then enter a 16-week active treatment phase, in which all patients will receive barzolvolimab every 4 weeks. The primary endpoint of the study is to evaluate the clinical efficacy of the two dose levels compared to placebo using the Peak Pruritus Numerical Rating Scale (PP-NRS) at Week 16, a well‐defined, reliable, sensitive and valid scale for evaluating worst itch intensity in adults with moderate‐to‐severe AD. Secondary endpoints include the evaluation of the clinical efficacy of barzolvolimab, compared to placebo across multiple patient-reported outcomes, including assessing impressions of disease change and severity and improvements in quality of life. When all clinical trial sites are open, the study will include up to 50 clinical trial centers in the United States. Enrollment is ongoing.

Additional Barzolvolimab Development Activities

In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a Contract Development & Manufacturing Organizations (“CDMO”) and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and are actively being used in the ongoing Phase 3 CSU trials.

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

In November 2024, we initiated a Phase 1 study of CDX-622 in healthy volunteers. The Phase 1a clinical trial is a two-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of single ascending doses (Part 1) and multiple ascending doses (Part 2) of CDX-622 in up to 56 healthy participants. A single dose of CDX-622 or placebo will be administered intravenously once during Part 1. In Part 2, CDX-622 or placebo will be administered every 3 weeks (Q3W) for up to 6 weeks following the first dose, for a total of 3 doses. Participants will be followed for 12 weeks in both Parts 1 and 2 following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP. A subcutaneous formulation is currently being manufactured and will be added to this study in 2025.

CDX-585 (development discontinued)

CDX-585 combined PD-1 blockade and anti-ILT4 blockade to overcome immunosuppressive signals in T cells and myeloid cells, respectively. We initiated a Phase 1 open-label, multi-center, multi-dose study in patients with advanced or metastatic solid tumors that had progressed during or after standard of care therapy. The dose-escalation phase of the study was completed and we announced in Q4 2024 that we would not advance CDX-585 given our expanding clinical development program in the inflammatory space.

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

Research Collaboration and License Agreements

We have entered into license agreements whereby we have received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Summarized below is our significant research collaboration and license agreement for our current clinical drug candidates.

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

The following table is a summary of the competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN, EoE and AD.

Competitor	Competitor Product	Indication(s)
Abbvie	Rinvoq	AD
Amgen	Tezpire	EoE
Amgen/Kiowa Kirin	Rocatinlimab	AD and PN
Celltrion	CT-P39, omalizumab biosimilar	CSU
Eli Lilly	Olumiant and Ebglyss	AD
Galderma/Chugai	Nemluvio	PN and AD
Incyte	Povorcitinib	PN
Kashiv Biosciences	ADL-018 omalizumab biosimilar	CSU
Leo Pharma	Adbry	AD
Medimetriks	Difamilast	AD
Novartis	Remibrutinib	CSU and CIndU
Pfizer	Cibinqo	AD
Regeneron/Sanofi	Dupixent	CSU, PN, EoE and AD
Regeneron/Sanofi	Amlitelimab	AD
Teva	Tev-45779, omalizumab biosimilar	CSU
Vanda Pharmaceuticals	Tradipitant	AD

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

Manufacturing

We are a research and development company and have limited experience in commercial manufacturing. To conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, we engage CDMOs in the U.S and outside the U.S. to manufacture our drug candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (cGMP) and U.S. and foreign regulatory requirements, as applicable. We also rely on CDMOs for filling, labeling and storage for studies inside and outside the U.S. Any manufacturing failures or compliance issues at our CDMOs could cause delays in our clinical studies or commercialization of our drug candidates.

We currently operate our own cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for our current and planned early-stage clinical trials. Our Fall River manufacturing facility has 250L and 1000L bioreactor capacity and is able to manufacture in compliance with FDA and EU regulations, allowing us to distribute drug candidates to clinical sites in the U.S., EU and ROW for early-stage clinical trials. We have manufactured barzolvolimab and CDX-622 drug substance in our Fall River facility for our current and planned Phase 1 and Phase 2 clinical trials.

Our barzolvolimab drug product is currently administered subcutaneously. The subcutaneous formulation will allow for potential self-administration at home setting versus the need for intravenous dosing in a hospital or clinic setting. The subcutaneous form could improve the patient experience if the product becomes available commercially. In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a CDMO and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and are actively being used in the ongoing Phase 3 CSU trials. We are in the process of scaling up our drug product manufacturing. We believe that barzolvolimab can be scaled up to permit drug product manufacturing in commercial quantities.

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
●	We own a pending international patent application directed to anti-SCF and anti-TSLP antibody sequences used in CDX-622 as compositions of matter. If, when and where issued any applications in the national and regional phases of this application would have estimated normal patent expiry dates in 2044.

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

Third parties may have or may obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology, including:

●	certain patents and pending patent applications in the United States and foreign countries relating to particular receptors, antigens and antigenic fragments targeted by our current drug candidates; and
●	certain patents and pending patent applications in the United States and foreign countries relating to antibodies targeting certain receptors and other targets including anti- SCF antibodies, anti-TSLP antibodies and certain other antibodies and their sequences and uses.

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

Clinical Trials

The FDA provides that human clinical trials may begin 30 days after receipt and review of an IND application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed for each of our proposed drug candidates. Authorization to conduct clinical trials in no way assures that the FDA will ultimately approve the product. Clinical trials are generally conducted in three sequential phases. In a Phase 1 trial, the product is given to a small number of patients to test for safety (adverse effects), determine a recommended Phase 2 dose(s) and evaluate any signals of efficacy. Phase 2 trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase 3 trial is performed in a large patient population, generally over a wide geographic area to provide evidence for the safety and efficacy of the product. The FDA maintains and exercises oversight authority throughout the clinical trial. Studies that are conducted in multiple countries are reviewed and authorized by additional regional or country specific health authorities in addition to the FDA. The additional international review often is slower than that of the FDA and may result in regulatory opinions that are different than the decisions provided by the FDA.

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

Third-Party Payor Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of any of our drug candidates, if approved, will depend, in part, on the extent to which the acquisition costs of the drugs will be covered by third-party payors, including government health programs such as Medicare and Medicaid, as well as commercial health insurers, such as managed care organizations. The process for determining reimbursement rates is separate from the payor coverage decision. Therefore, despite obtaining coverage, reimbursement rates may be lower than expected, which can result in significant out-of-pocket payments for the patient.

In order to secure coverage and reimbursement for any drug that might be approved for sale, we need to conduct analyses and pharmaco-economic studies in order to demonstrate the incremental value over and above the currently available treatment options. Our drug candidates may not be considered medically necessary, provide insufficient incremental value, or may not be deemed cost-effective per payor criteria. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

The containment of health care costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Given that the Inflation Reduction Act is now in place, potential implications for the biopharma industry are still being assessed. In the meantime, third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of reimbursement and/or restrictions in formulary placement may be such that they would significantly limit projected sales volumes. In addition to third-party payors, we will also need to negotiate formulary placement with hospitals, health systems and certain independent delivery networks. Such negotiations may be more protracted than anticipated and may be compromised because of similar considerations, relating to insufficient incremental value and/or cost-effectiveness.

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

The marketability of any drugs for which we receive regulatory approval for commercial sale may suffer if third-party payors and/or hospital administrators fail to provide adequate coverage, reimbursement or formulary placement. Coverage policies, third-party reimbursement rates and drug pricing regulations may change in the future. In addition, the States may continue to consider legislation of their own (e.g. Prescription Drug Afforability Boards) which could further restrict the ability to freely price drugs and/or curb utilization in the U.S. Even if favorable coverage and reimbursement status is attained for one or more drugs for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

As a mission driven organization, we believe the engagement and dedication of our employees is central to our success and employ talented individuals who have the skills and expertise to help us achieve our goals.

As of December 31, 2024, we had 186 full-time employees, 29 of whom have Ph.D. and/or M.D. degrees. Of these employees, 157 were engaged in or directly support research and development activities. We consider our relationship with our employees to be good.

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

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $163.6 million, $118.0 million and $82.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2025 as we continue to advance our drug candidates through clinical development.

Corporate and Available Information

We are incorporated in Delaware. Our website is located at http://www.celldex.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. None of the information posted on our website is incorporated by reference into this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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

Summary of Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

●	Risks related to our need for additional capital to fund our operations.
●	Risks related to the Merger Agreement and related Settlement Agreement with Kolltan.

Risks Related to Development and Regulatory Approval of Drug Candidates

●	Risks related to our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.
●	Risks related to the extensive and lengthy regulatory scrutiny to which we are subject.
●	Risks related to our ability to commence, enroll, manage and complete our clinical trials.
●	Risk of serious adverse or unacceptable side effects identified related to our drug candidates.
●	Risk related to showing that our drug candidates are effective and competitive with other therapies and approved products.
●	We may enter into collaboration agreements for our lead drug candidates that may not meet our expectations.

Risks Related to Commercialization of Our Drug Candidates

●	Risks related to delays, difficulties or unanticipated costs in establishing sales, marketing and distribution capabilities.
●	Risks related to the acceptance of our drug candidates by physicians, patients and third-party payors.
●	Risks related to reimbursement decisions by third-party payors.
●	Risks, including the terms of FDA approval, that could affect the demand for and sales and profitability of any of our drug candidates.

●	Risks related to the failure to obtain regulatory approvals in foreign jurisdictions and risks related to international operations if we do obtain regulatory approval in foreign jurisdictions.

Risks Related to Reliance on Third Parties

●	Risks related to our reliance on third parties.

Risks Related to Business Operations

●	Risks related to strategic transactions.
●	Risks related to managing our growth.
●	Risks related to our ability to integrate and modify our technologies to create new drugs.
●	Risks related to computer systems that we and third parties use and potential security breaches.
●	Risks related to hazardous materials.
●	Risks related to product liability claims.

Risks Related to Intellectual Property

●	Risks related to intellectual property.

Regulatory Risks

●	Risks related to the regulatory approval process for our drugs.
●	Risks related to changes in product candidate manufacturing or formulation.
●	Risks related to our compliance with laws and regulations.

Risks Related to Our Capital Stock

●	Risks related to our history of losses and uncertainty of future profitability.
●	Risks relates to the volatility of our common stock.
●	Risks related to our use of our net operating loss carryforwards.

General Risk Factors

●	Risks related to internal controls over financial reporting.
●	Risks that our competitors may develop technologies that make ours obsolete.
●	Risks related to health epidemics and outbreaks.
●	Risks related to the global economy and supply chain disruptions.
●	Risks related to the loss of our key executives and scientists.

●	Risks that our employees may engage in misconduct or other improper activities.
●	Risks related to our compliance with the Nasdaq Listing Rules.

Risks Related to Our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $1.6 billion as of December 31, 2024. Until, and unless, we complete clinical trials and other development activity, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

We have incurred operating losses of $195.1 million, $154.5 million and $115.2 million during 2024, 2023 and 2022, respectively, and expect to incur an operating loss in 2025 and beyond. We believe that operating losses will continue in 2025 and beyond because we are planning to incur significant costs associated with the development of our drug candidates. During the years ended December 31, 2024, 2023 and 2022, we incurred $73.0 million, $32.4 million and $23.8 million in clinical trial expense and $16.4 million, $24.1 million and $4.5 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders’ equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we may be unable to develop and ultimately commercialize our drug candidates successfully.

We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $725.3 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, such events could prevent us from obtaining regulatory approval or achieving market acceptance of our drug candidates, and we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many drugs that initially show promise in early-stage testing are later found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of inflammatory diseases are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with those associated with other marketed therapies. In addition, when used in combination with other marketed therapies, our drug candidates may exacerbate adverse events associated with the marketed therapy.

Our drug candidates, including barzolvolimab, are monoclonal antibodies, which are biologics. Side effects from biologics may include but are not limited to hypersensitivity; severe reactions such as anaphylaxis or cytokine release syndrome; immune-mediated adverse reactions that may occur in any organ system or tissue, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions; as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea.

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

We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies. Most of our competitors have substantially greater resources, more extensive experience in conducting preclinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of ours. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

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

Even if we obtain regulatory approval for our drug candidates, our approved drugs may not gain market acceptance among physicians and patients. We believe that effectively marketing our drug candidates, if any of them are approved, will require substantial efforts, both prior to commercial launch and after approval. Physicians may elect not to prescribe our drugs, and patients may elect not to request or take them, for a variety of reasons, including:

●	limitations or warnings contained in a drug’s FDA-approved labeling;
●	changes in the standard of care or the availability of alternative drugs for the targeted indications for any of our drug candidates;
●	limitations in the approved indications for our drug candidates;
●	the approval, availability, market acceptance and reimbursement for the companion diagnostic, where applicable;
●	demonstrated clinical safety and efficacy compared to other drugs;
●	significant adverse side effects;
●	effectiveness of education, sales, marketing and distribution support;
●	timing of market introduction and perceived effectiveness of competitive drugs;
●	price and cost-effectiveness;
●	adverse publicity about our drug candidates or favorable publicity about competitive drugs;
●	convenience and ease of administration of our drug candidates; and
●	willingness of third-party payors to reimburse for the cost of our drug candidates.

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

The FDA has complete discretion over the approval of our drug candidates. If the FDA grants approval, the scope of the approval may limit our ability to commercialize such drug, and in turn, limit our ability to generate substantial product revenue. For example, the FDA may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications or under a Risk Evaluation and Mitigation Strategy (REMS) drug safety program. Additionally, after approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for such drug will be subject to extensive and ongoing regulatory requirements. In addition, manufacturers of our drug candidates are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect and approve these manufacturing facilities before they can be used to manufacture our drug candidates, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the drug from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.

The U.S. biopharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or government actions. Legislative and regulatory agendas as they relate to the biopharmaceutical industry are currently uncertain. Changes in the regulatory approval process, or substantial reductions in the personnel who oversee that process, could affect our ability to obtain regulatory approval for our product candidates or the timeline in which we can obtain that approval. We and our current and future third party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH”), as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. Reductions in NIH grants to us or our third-party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies could be subject to increased litigation and judicial scrutiny. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform or the biopharmaceutical industry, or the regulatory agencies that oversee the biopharmaceutical industry, will affect our business.

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

We rely on CDMOs over whom we have limited control. Should the cost, delivery and quality of clinical materials manufactured by us in our Fall River facility or supplied by CDMOs vary to our disadvantage, our business operations could suffer significant harm.

We are a research and development company and have limited experience in commercial manufacturing. To conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, we engage CDMOs in the U.S and outside the U.S. to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and U.S. and foreign regulatory requirements, as applicable. We also rely on CDMOs for filling, labeling and storage for studies inside and outside the U.S. Any manufacturing failures or compliance issues at our CDMOs could cause delays in our clinical studies or commercialization of our drug candidates.

In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and would need to make facility modifications, hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA and meet other regulatory standards. We therefore work with CDMOs under established manufacturing arrangements that comply with the FDA’s requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

Prior to approval of any drug candidate, the FDA must review and approve validation studies for both drug substance and drug product. The manufacturing processes for our drug candidates and device delivery systems utilize known technologies. We believe that the products we currently have under development can be scaled up to permit manufacture in commercial quantities. However, there can be no assurance that we will not encounter difficulties in scaling up the manufacturing processes. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. CDMOs may encounter difficulties in scaling up production, including problems involving supply chain, raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the CDMOs, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for such drug candidate. These risks become more acute as we scale up for commercial quantities, where reliable sources of drug substance and drug product become critical to commercial success. The commercial viability of any of our drug candidates, if approved, will depend on the ability of our CDMOs to produce drug substance and drug product on a large scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the drug.

Our leading drug candidates require specialized manufacturing capabilities and processes. We may face difficulty in securing commitments from U.S. and foreign CDMOs as these manufacturers could be unwilling or unable to accommodate our needs. Relying on foreign manufacturers involves peculiar and increased risks, including the risk relating to the difficulty foreign manufacturers may face in complying with cGMP requirements as a result of language barriers, lack of familiarity with cGMP or the FDA regulatory process, supply chain issues or other causes, economic or political instability in or affecting the home countries of our foreign manufacturers, shipping delays, potential changes in foreign regulatory laws governing the sales of our product supplies, fluctuations in foreign currency exchange rates and the imposition or application of trade restrictions.

There can be no assurances that CDMOs will be able to meet our timetable and requirements. While we believe that there is currently sufficient capacity worldwide for the production of our potential products through CDMOs, establishing long-term relationships with CDMOs and securing multiple sources for the necessary quantities of clinical and commercial materials required can be a challenge due to increasing industry demand for CDMO services. Qualifying the initial source of clinical and ultimately commercial material is a time consuming and expensive process due to the highly regulated nature of the pharmaceutical/biotech industry. The key difficulty in qualifying more than one source for each product is the duplicated time and expense in doing so without the potential to mitigate these costs if the secondary source is never utilized. Further, CDMOs must operate in compliance with cGMP and failure to do so could result in, among other things, the disruption of product supplies.

Use of CDMOs also limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of our CDMOs. If CDMOs fail to meet our manufacturing needs in an acceptable manner or fail to comply with regulatory requirements, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate CDMOs. It may not be possible to have multiple CDMOs ready to supply us with needed material at all or without incurring significant costs. Our dependence upon CDMOs for the manufacture of our products may adversely affect our profit margins and our ability to develop, manufacture, sell and deliver products on a timely and competitive basis. Any manufacturing failures, supply chain delays or compliance issues at our Fall River facility or at our CDMOs could cause delays in our clinical studies for our drug candidates.

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

We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on third-party collaborators to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We may need to rely on such third-party collaborators to obtain regulatory approval and commercialize such companion diagnostic tests. Such third-party collaborators:

●	may not perform their obligations as expected or as required under our collaboration agreement;
●	may encounter production difficulties that could constrain the supply of the companion diagnostic test;
●	may have difficulties gaining acceptance of the use of the companion diagnostic test in the clinical community;
●	may not pursue commercialization of the companion diagnostic test even if they receive any required regulatory approvals;

●	may elect not to continue the development or commercialization of the companion diagnostic test based on changes in the third parties’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;
●	may be susceptible to third party cyber-attacks on our and their information security systems;
●	may not commit sufficient resources to the marketing and distribution of the companion diagnostic test; and
●	may terminate their relationship with us.

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

We believe that our immunotherapy technology portfolio may offer opportunities to develop immunotherapeutic drugs that treat a variety of inflammatory and infectious diseases by stimulating a patient’s immune system against those diseases. If our immunotherapy technology portfolio cannot be used to create effective immunotherapeutic drugs against a variety of diseases, we may lose all or portions of our investment in development efforts for new drug candidates.

Our internal computer systems, or those of our CROs, CDMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Our computer systems and those of our CROs, CDMOs, and other contractors and consultants are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption even with a cybersecurity risk mitigation program developed by our enterprise. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft, inadvertent mistake or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce and distribute our products and product candidates. If any such events were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the risk of cyber-attacks or other privacy or data security incidents may be heightened due to common, external attempts to attack our information technology systems and data using means such as phishing, other social engineering and vulnerability exploitation. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

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

We are subject to various domestic and international privacy and security regulations related to personal information, including health information, that are appliable to our business and associated data processing activities. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data was collected or used. In the United States, we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended by the HITECH Act. HIPAA imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information, and mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. We may also be subject to state security breach notification laws, state laws protecting the privacy and security of health and personal information, and federal and state consumer protections laws which regulate the collection, use, disclosure and transmission of personal information. These laws may overlap and conflict with each other, and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. We are also subject to the EU General Data Protection Regulation 2016/679 (“GDPR”). Violations of the GDPR can carry hefty fines. In addition, we may be subject to additional national laws and regulations that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. If we fail to comply with applicable data protection laws and regulations, we could be subject to penalties or sanctions, including criminal penalties. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues.

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

We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $1.6 billion as of December 31, 2024. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2023 through December 2024, the market price of our common stock has fluctuated from a high of $53.18 per share in the first quarter of 2024, to a low of $22.11 per share in the fourth quarter of 2023. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our ability to use our net operating loss carryforwards will be subject to limitation and, under certain circumstances, may be eliminated.

As of December 31, 2024, we had net operating loss carryforwards, or NOLs, of approximately $566.0 million for federal income tax purposes, and $888.8 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

In October 2007, June 2009, December 2009, December 2013, November 2016 and June 2020, we experienced a change in ownership as defined by Section 382. Historically, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in changes of control, as defined by Section 382. As a result of these ownership changes, utilization of at least some of our federal NOL carryforwards is subject to an annual limitation. We have not undertaken a study to assess whether an ownership change or multiple ownership changes have occurred for (i) acquired businesses with NOLs prior to being acquired by the Company, (ii) the Company on the state level, (iii) the Company since June 2024 or (iv) research and development credits. If, based on such a study, we were to determine that there has been an ownership change at any time, utilization of net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 (or similar state provisions).

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

Refer to Note 16, “Income Taxes,” in the accompanying notes to the financial statements for additional discussion on income taxes.

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

Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The following table is a summary of the competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN, EoE and AD.

Competitor	Competitor Product	Indication(s)
Abbvie	Rinvoq	AD
Amgen	Tezpire	EoE
Amgen/Kiowa Kirin	Rocatinlimab	AD and PN
Celltrion	CT-P39, omalizumab biosimilar	CSU
Eli Lilly	Olumiant and Ebglyss	AD
Galderma/Chugai	Nemluvio	PN and AD
Incyte	Povorcitinib	PN
Kashiv Biosciences	ADL-018 omalizumab biosimilar	CSU
Leo Pharma	Adbry	AD
Medimetriks	Difamilast	AD
Novartis	Remibrutinib	CSU and CIndU
Pfizer	Cibinqo	AD
Regeneron/Sanofi	Dupixent	CSU, PN, EoE and AD
Regeneron/Sanofi	Amlitelimab	AD
Teva	Tev-45779, omalizumab biosimilar	CSU
Vanda Pharmaceuticals	Tradipitant	AD

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CDMOs, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our operations are located primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. If any event occurred that prevented us from using all or a significant portion of our manufacturing and lab facilities, damaged critical infrastructure, such as third-party manufacturing facilities, or otherwise disrupted operations and travel, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

We face risks related to health epidemics and outbreaks, which could significantly disrupt our preclinical studies and clinical trials.

Disease outbreaks, epidemics and pandemics in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment could be delayed due to local clinical trial site protocols designed to protect staff and patients from certain outbreaks, which could delay the expected timelines for data readouts of our preclinical studies and clinical trials. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. A future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects.

The progression of an epidemic and the related effects on our business and operations are uncertain. A potential resurgence of an epidemic could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies. In addition, fluctuations in demand and other implications associated with an epidemic could result in supply chain constraints and challenges.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

To effectively prevent, detect and respond to cybersecurity threats, we maintain a cyber risk management program under the responsibility of the head of the Information Technology (“IT”) function. Our IT head has more than 25 years of IT experience in the biopharmaceutical industry where she has been responsible for technology leadership and digital transformation across core operations. Management and administration of cybersecurity systems and activities are primarily outsourced to consultants who have cross-functional expertise in cyber security and who perform the work under the supervision of the IT head. Our IT head, in turn reports to the Senior Vice-President and General Counsel who is responsible for and knowledgeable of legal and contractual cybersecurity risk for the organization. The program is comprised of policies, standards, architecture, and processes, which are reviewed and updated on a periodic basis. The program leverages a multilayered approach of utilizing different practices, technologies, vendors or techniques without an overreliance on a single vendor. We engage with consultants to help develop and evidence the policies, standards, and processes in a manner consistent with applicable legal requirements, and also evaluate and adopt cybersecurity software from reputable vendors in cybersecurity, some that provide software as a service solutions backed by a Security Operations Center. We also engage separate third parties to provide penetration testing, risk consulting, cybersecurity incident assessment and forensics, as necessary and in addition to IT’s internal risk assessment processes. We work with many companies that provide hosted software or support for software systems. It is important for these companies to also have effective cybersecurity measures to protect data and systems. We have a self-attestation form to assess cybersecurity readiness that is sent to select vendors based on a risk assessment. For certain vendors, we request System and Organization Controls (SOC) reports or similar documents to provide assurance that the vendors have audited practices or practices in keeping with our legal requirements even if SOC audit documentation does not exist. We have also engaged legal counsel to advise on cybersecurity matters and we have developed an escalation protocol to report cybersecurity incidents as legally required. No material cybersecurity incidents have occurred to date.

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

Governance; Board Oversight

Our Audit Committee is responsible for reviewing our information security programs, including cybersecurity. Our IT team provides regular updates to the Audit Committee on our IT security strategy, secure score assessments, penetration testing results, and status of risk mitigation activities, where applicable. Our IT team also notifies the Audit Committee and Executive Committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities, as appropriate.

Item 2. PROPERTIES

As of December 31, 2024, our significant leased properties are described below.

	Approximate
Property Location	Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	July 2027(1)
Fall River, Massachusetts	36,300	Manufacturing, Office and Laboratory	July 2027(2)
New Haven, Connecticut	17,700	Office and Laboratory	October 2026
(1)	Lease includes two renewal options of two years.
(2)	Lease includes one renewal option of three years.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol “CLDX.” As of February 14, 2025, there were approximately 136 shareholders of record of our common stock. On February 14, 2025 the closing price of our common stock, as reported by NASDAQ, was $22.70 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX — U.S. AND PEER GROUP INDICES

The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2019 through December 31, 2024, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2019 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2019	2020	2021	2022	2023	2024
Celldex Therapeutics, Inc.	$100	$786	$1,733	$1,999	$1,778	$1,133
NASDAQ U.S. Benchmark TR Index	$100	$121	$153	$123	$155	$193
NASDAQ Pharmaceutical (Subsector) Index	$100	$111	$137	$153	$159	$173

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: We initiated Phase 3 studies in chronic spontaneous urticaria (CSU) in July 2024. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment;
-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment is ongoing; positive data from a Phase 1b study in PN was reported in November 2023;
-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and is fully accrued; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment is ongoing.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	CDX-622 (TSLP & SCF): Our first bispecific candidate for inflammatory diseases is CDX-622 which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment is ongoing.

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

During the past five years through December 31, 2024, we incurred an aggregate of $459.7 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2024, 2023 and 2022. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

	(In thousands)
Barzolvolimab/Anti-KIT Program	$123,750	$79,913	$51,220
CDX-622	17,341	16,299	5,613
CDX-585	2,813	6,357	9,793
Other Programs	19,646	15,442	15,632
Total R&D Expense	$163,550	$118,011	$82,258

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. In July 2024, we initiated two Phase 3 studies in CSU. Phase 1 studies in CSU and CIndU were successfully completed and Phase 2 studies are ongoing. In July 2023, we announced that enrollment was complete in the ongoing Phase 2 CSU study. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in this study, with a statistically significant mean change from baseline to week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. In September 2024, we presented 52 week treatment data from the CSU study, demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. We plan to present follow up data from this study through week 76 in 2025. In April 2024, we announced enrollment was complete in the ongoing Phase 2 CIndU study. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment and were then followed for up to 24 additional weeks without treatment. We plan to present data from this study through week 44 in 2025. Patients with resumption of symptoms were eligible to enroll into an open label extension.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting ongoing Phase 2 studies in eosinophilic esophagitis (EoE), prurigo nodularis (PN) and atopic dermatitis (AD). We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

Chronic Spontaneous Urticaria (CSU) Summary of Phase 1 and Phase 2 Data Presented to Date; 76 week Phase 2 follow up data to be presented in 2025.

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

Phase 1 CSU: Summary of Clinical Activity Assessments at Week 12 & 24
	4.5 mg/kg Q8	3.0 mg/kg Q8	1.5 mg/kg Q4
Mean Reduction Baseline UAS7; % at Week 12	82% (n=9)	67% (n=9)	67% (n=8)
Mean Reduction Baseline UAS7; % at Week 24	77% (n=7)	70% (n=6)	80% (n=7)
UAS7=0 (Complete Control); % at Week 12	67%	44%	57%
UAS7=0 (Complete Control); % at Week 24	43%	67%	57%
UAS7≤6 (Well-controlled); % at Week 12	67%	67%	57%
UAS7≤6 (Well-controlled); % at Week 24	57%	67%	57%
UCT ≥ 12 (Well-controlled); % at Week 12	89%	63%	75%
UCT ≥ 12 (Well-controlled); % at Week 24	67%	67%	75%

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

Phase 2 CSU: Summary of Clinical Activity Assessments at Week 12
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

We believe these results strongly support the further development of barzolvolimab in CSU. In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies (approximately 40 countries; 250 sites per study) where approximately 915 patients per trial will be randomized evenly to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo will be re-randomized to active treatment across both dosing groups. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. Enrollment is ongoing.

Chronic Inducible Urticaria (CIndU) Summary of Phase 1 and Phase 2 Data Presented to Date; 44 week Phase 2 follow up data to be presented in 2025.

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

Topline primary endpoint data from this study were reported in July 2024 and 12 week treatment results were presented at the American College of Allergy, Asthma & Immunology’s Annual Scientific Meeting. Data from the 193 patients randomized and treated in the study showed that barzolvolimab achieved the primary efficacy endpoint, a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. Secondary and exploratory endpoints in the study were also achieved at week 12 and strongly support the primary endpoint results, including responder analyses, improvements in Critical Temperature and Critical Friction Thresholds (CFT and CFT), changes in WI-NRSprovo (itch associated with provocation test) and Urticaria Control Test. Demographics and baseline disease characteristics were well balanced across treatment groups. In cold urticaria, patients presented with a mean baseline critical temperature threshold of approximately 19°C or 66°F on the TempTest on initial provocation testing. In patients with symptomatic dermographism baseline FricTest thresholds were an average of 3.6 out of 4 pins. UCT scores at baseline reflect poorly controlled disease.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with active EoE. To optimize potential efficacy signal in this difficult to treat indication, we have recently amended the protocol to dose 300 mg every 4 weeks rather than 8 weeks. Approximately 75 patients will be enrolled in total. In the revised protocol, patients will be randomly assigned on a 1:1 ratio to receive subcutaneous injections of barzolvolimab at 300 mg every 4 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients then enter a 12-week active treatment phase, in which all patients will receive barzolvolimab 300 mg every 4 weeks. Patients then enter a follow-up phase for an additional 16 weeks. The primary endpoint of the study is reducing esophageal intraepithelial infiltration of mast cells as assessed by peak esophageal intraepithelial mast cell count. Secondary endpoints include the reduction of symptoms of dysphagia and esophageal intraepithelial infiltration of eosinophils and safety. The study includes approximately 60 clinical trial centers across 8 countries, including the United States. The study is fully accrued and we plan to present data from the study in the second half of 2025.

Atopic Dermatitis (AD)

In December of 2024, we announced the initiation of a Phase 2 study in atopic dermatitis (AD). AD is one of the most common chronic inflammatory skin diseases, with a lifetime prevalence of up to 20% of the US population and a substantial impact on quality of life (Kawakami, et al. 2009). Mast cells are strongly implicated in all facets of AD pathophysiology and the fundamental processes that characterize AD, including epithelial barrier dysfunction, immune cell recruitment, neuroinflammation (Keith, et al. 2023) and multiple other mast cell-associated factors that correlate with disease severity. Activated mast cells are also found in increased numbers in lesional biopsies. Two-thirds of patients treated with first line systemic therapy (1.7 million patienst in the US) do not achieve complete control of their atopic dermatitis (Simpson, Bieber, Guttman-Yassky, et al. 2016) and new therapies that offer rapid, meaningful relief from the severe itching and breakdown of the skin associated with AD are needed. Given barzolvolimab’s potential as a mast cell depleting agent, we believe AD is an important indication for future study.

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with moderate to severe AD. Approximately 120 patients will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at either 150 or 300 mg or placebo every 4 weeks after an initial loading dose of 450 mg or placebo during a 16-week placebo-controlled treatment phase. Participants randomized into the placebo arm will be re-randomized at Week 16 into 1 of the 2 active treatment arms. Patients then enter a 16-week active treatment phase, in which all patients will receive barzolvolimab every 4 weeks. The primary endpoint of the study is to evaluate the clinical efficacy of the two dose levels compared to placebo using the Peak Pruritus Numerical Rating Scale (PP-NRS) at Week 16, a well‐defined, reliable, sensitive and valid scale for evaluating worst itch intensity in adults with moderate‐to‐severe AD. Secondary endpoints include the evaluation of the clinical efficacy of barzolvolimab, compared to placebo across multiple patient-reported outcomes, including assessing impressions of disease change and severity and improvements in quality of life. When all clinical trial sites are open, the study will include up to 50 clinical trial centers in the United States. Enrollment is ongoing.

Additional Barzolvolimab Development Activities

In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a CDMO and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and are actively being used in the ongoing Phase 3 CSU trials.

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

In November 2024, we initiated a Phase 1 study of CDX-622 in healthy volunteers. The Phase 1a clinical trial is a two-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of single ascending doses (Part 1) and multiple ascending doses (Part 2) of CDX-622 in up to 56 healthy participants. A single dose of CDX-622 or placebo will be administered intravenously once during Part 1. In Part 2, CDX-622 or placebo will be administered every 3 weeks (Q3W) for up to 6 weeks following the first dose, for a total of 3 doses. Participants will be followed for 12 weeks in both Parts 1 and 2 following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP. A subcutaneous formulation is currently being manufactured and will be added to this study in 2025

CDX-585 (development discontinued)

CDX-585 combined PD-1 blockade and anti-ILT4 blockade to overcome immunosuppressive signals in T cells and myeloid cells, respectively. We initiated a Phase 1 open-label, multi-center, multi-dose study in patients with advanced or metastatic solid tumors that had progressed during or after standard of care therapy. The dose-escalation phase of the study was completed and we announced in Q4 2024 that we would not advance CDX-585 given our expanding clinical development program in the inflammatory space.

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

Our contingent consideration arose in connection with our acquisition of Kolltan. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. As of December 31, 2024, the fair value of our contingent consideration was $0.0 million. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

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

Revenue for the Company is also derived from manufacturing and research and development arrangements. The Company operates a cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for its current and planned early-stage clinical trials. In order to utilize excess capacity, the Company has, from time to time, entered into contract manufacturing and research and development arrangements in which services are provided on a time-and-material basis or at a negotiated fixed- price. Revenue from time-and-material contracts is generally recognized on an output basis as labor hours and/or direct expenses are incurred. Under fixed-price contracts, revenue is generally recognized on an output basis as progress is made toward completion of the performance obligations using surveys of performance completed to date.

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

Clinical trial expenses include expenses associated with clinical research organization, or CRO, services. Contract manufacturing expenses include expenses associated with contract development & manufacturing organization, or CDMO, services. The invoicing from CROs and CDMOs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO and CDMO activities based on our estimate of costs incurred. We maintain regular communication with our CROs and CDMOs to assess the reasonableness of our estimates. Differences between actual expenses and estimated expenses recorded have not been material and are adjusted for in the period in which they become known.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2024 compared with Year Ended December 31, 2023

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2024	2023	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$13	$278	$(265)	(95)%
Contracts and grants	7,007	6,605	402	6%
Total revenues	$7,020	$6,883	$137	2%
Operating expenses:
Research and development	163,550	118,011	45,539	39%
General and administrative	38,548	30,914	7,634	25%
Litigation settlement related loss	—	12,500	(12,500)	(100)%
Total operating expenses	202,098	161,425	40,673	25%
Operating loss	(195,078)	(154,542)	40,536	26%
Investment and other income, net	37,215	13,113	24,102	184%
Net loss	$(157,863)	$(141,429)	$16,434	12%

Net Loss

The $16.4 million increase in net loss for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to increases in research and development and general and administrative expenses, partially offset by the $12.5 million litigation settlement related loss recorded in 2023 and an increase in investment and other income, net.

Revenue

The $0.4 million increase in contracts and grants revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to an increase in services performed under our manufacturing and research and development agreements with Rockefeller University. We expect revenue to decrease over the next twelve months as a result of a decrease in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended		Increase/
	December 31,		(Decrease)
	2024	2023	$	%

	(In thousands)
Personnel	$51,906	$40,121	$11,785	29%
Laboratory supplies	5,611	5,358	253	5%
Facility	5,094	4,970	124	2%
Product development	90,604	59,319	31,285	53%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $11.8 million increase in personnel expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services and other related expenses incurred in the development of our technology. The $0.3 million increase in laboratory supply expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to higher laboratory services, materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the year ended December 31, 2024 were relatively consistent with the year ended December 31, 2023. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $31.3 million increase in product development expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to an increase in barzolvolimab clinical trial expenses, partially offset by a decrease in barzolvolimab contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $7.6 million increase in general and administrative expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to higher stock-based compensation and barzolvolimab commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Litigation Settlement Related Loss

During the fourth quarter of 2023, we announced positive topline results from our Phase 2 clinical trial of barzolvolimab in patients with moderate to severe CSU, which satisfied the requirement of “successful completion” of a Phase 2 Clinical Trial of barzolvolimab such that we were obligated to make the applicable milestone payment under the Settlement Agreement with SRS in the amount of $12.5 million. During the fourth quarter of 2023, we paid the $12.5 million milestone in cash and recorded a litigation settlement related loss of $12.5 million.

Investment and Other Income, Net

The $24.1 million increase in investment and other income, net for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to higher levels of cash as a result of our November 2023 and March 2024 underwritten public offerings. We expect investment and other income to decrease over the next twelve months due to lower levels of cash and investment balances, although there may be fluctuations on a quarterly basis.

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

Litigation Settlement Related Loss

We recorded a loss of $15.0 million in the second quarter of 2022 related to the Initial Payment due under the Settlement Agreement with SRS. During the fourth quarter of 2023, we announced positive topline results from our Phase 2 clinical trial of barzolvolimab in patients with moderate to severe CSU, which satisfied the requirement of “successful completion” of a Phase 2 Clinical Trial of barzolvolimab such that we were obligated to make the applicable milestone payment under the Settlement Agreement in the amount of $12.5 million. During the fourth quarter of 2023, we paid the $12.5 million milestone in cash and recorded a litigation settlement related loss of $12.5 million.

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

At December 31, 2024, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $725.3 million. We have had recurring losses and incurred a loss of $157.9 million for the year ended December 31, 2024. Net cash used in operations for the year ended December 31, 2024 was $157.8 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2024 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $157.8 million for the year ended December 31, 2024 compared to $107.3 million for the year ended December 31, 2023. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses and an increase in advance payments to clinical research and contract manufacturing organizations, partially offset by an increase in investment income as a result of higher levels of cash and a decrease in payments made under the Settlement Agreement with SRS. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash used in investing activities was $290.1 million for the year ended December 31, 2024 compared to $105.8 million for the year ended December 31, 2023. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $288.2 million for the year ended December 31, 2024 as compared to $104.0 million for the year ended December 31, 2023. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis based on the amount of cash provided by financing activities and/or new partnerships.

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

Financing Activities

Net cash provided by financing activities was $441.4 million for the year ended December 31, 2024 compared to $218.5 million for the year ended December 31, 2023. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

Net cash provided by financing activities was $218.5 million for the year ended December 31, 2023 compared to $4.1 million for the year ended December 31, 2022. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from stock issuances.

Equity Offerings

In November 2023, we filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of our common stock. Also in November 2023, we issued 8,538,750 shares of our common stock in an underwritten public offering resulting in net proceeds of $216.2 million, after deducting underwriting fees and offering expenses.

On February 26, 2024, we entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock from time to time through Cantor, acting as agent. At December 31, 2024, we had registered $300.0 million of our common stock to be sold pursuant to the ATM Agreement, all of which remained unsold as of that date.

In March 2024, we issued 9,798,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $432.3 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2024 due to the short-term maturities of these instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Research and Development Expenses and Accruals Related to Clinical Research Organization and Contract Development and Manufacturing Organization Activities

As described in Notes 2 and 10 to the consolidated financial statements, research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other preclinical studies, personnel costs, depreciation, license fees and funding of outside contracted research. Clinical trial expenses include expenses associated with clinical research organization, or CRO, services. Contract manufacturing expenses include expenses associated with contract development & manufacturing organization, or CDMO, services. The invoicing from CROs and CDMOs for services rendered can lag several months. Management accrues the cost of services rendered in connection with CRO and CDMO activities based on their estimate of costs incurred. Management maintains regular communication with their CROs and CDMOs to assess the reasonableness of its estimates. Research and development expenses for the year ended December 31, 2024 were $163.6 million, the majority of which related to CRO and CDMO activities. Within accrued expenses, total accrued research and development contract costs as of December 31, 2024 amounted to $20.5 million, a majority of which related to CRO and CDMO activities.

The principal consideration for our determination that performing procedures relating to research and development expenses and accruals related to CRO and CDMO activities is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s research and development expenses and accruals.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimated research and development accruals, including those related to CRO and CDMO activities. These procedures also included, among others, (i) testing management’s process for developing the estimate of research and development accruals related to CROs and CDMOs, (ii) evaluating the appropriateness of the methods used by management to develop the estimate, (iii) testing, on a sample basis, the completeness and accuracy of costs incurred for services that have been performed and for which the Company has been invoiced by comparing amounts to CRO and CDMO contracts and invoices, and evaluating the reasonableness of the cost incurred for the services for which the Company has not yet been invoiced by comparing estimated amounts to information received from the CROs and CDMOs, and (iv) testing, on a sample basis, classification of research and development expenses.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2025

We have served as the Company’s auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,356	$34,814
Marketable securities	696,925	388,784
Accounts and other receivables	700	2,628
Prepaid and other current assets	21,178	5,467
Total current assets	747,159	431,693
Property and equipment, net	4,346	4,060
Operating lease right-of-use assets, net	3,898	2,577
Intangible assets	27,190	27,190
Other assets	9,747	107
Total assets	$792,340	$465,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,265	$3,494
Accrued expenses	33,842	22,029
Current portion of operating lease liabilities	1,452	1,614
Current portion of long-term liabilities	942	3,988
Total current liabilities	39,501	31,125
Long-term portion of operating lease liabilities	2,361	928
Other long-term liabilities	3,473	4,403
Total liabilities	45,335	36,456
Commitments and contingent liabilities (Note 15)
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,374,549 and 55,883,377 shares issued and outstanding at December 31, 2024 and 2023, respectively	66	56
Additional paid-in capital	2,298,849	1,823,168
Accumulated other comprehensive income	3,314	3,308
Accumulated deficit	(1,555,224)	(1,397,361)
Total stockholders’ equity	747,005	429,171
Total liabilities and stockholders’ equity	$792,340	$465,627

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues:
Product development and licensing agreements	$13	$278	$56
Contracts and grants	7,007	6,605	2,301
Total revenues	7,020	6,883	2,357
Operating expenses:
Research and development	163,550	118,011	82,258
General and administrative	38,548	30,914	27,195
Gain on fair value remeasurement of contingent consideration	—	—	(6,862)
Litigation settlement related loss	—	12,500	15,000
Total operating expenses	202,098	161,425	117,591
Operating loss	(195,078)	(154,542)	(115,234)
Investment and other income, net	37,215	13,113	2,909
Net loss	$(157,863)	$(141,429)	$(112,325)
Basic and diluted net loss per common share	$(2.45)	$(2.92)	$(2.40)
Shares used in calculating basic and diluted net loss per share	64,395	48,449	46,888
Comprehensive loss:
Net loss	$(157,863)	$(141,429)	$(112,325)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	6	2,048	(634)
Comprehensive loss	$(157,857)	$(139,381)	$(112,959)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2021	46,730,198	$47	$1,561,142	$1,894	$(1,143,607)	$419,476
Shares issued under stock option and employee stock purchase plans	470,497	—	4,076	—	—	4,076
Stock-based compensation	—	—	15,611	—	—	15,611
Unrealized loss on marketable securities	—	—	—	(634)	—	(634)
Net loss	—	—	—	—	(112,325)	(112,325)
Balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	143,932	—	2,236	—	—	2,236
Shares issued in underwritten offering, net	8,538,750	9	216,213	—	—	216,222
Stock-based compensation	—	—	23,890	—	—	23,890
Unrealized gain on marketable securities	—	—	—	2,048	—	2,048
Net loss	—	—	—	—	(141,429)	(141,429)
Balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	693,172	—	9,151	—	—	9,151
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	34,242	—	—	34,242
Unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(157,863)	(157,863)
Balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(157,863)	$(141,429)	$(112,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,177	3,008	2,896
Amortization and premium of marketable securities, net	(15,749)	(6,222)	844
Loss on sale or disposal of assets	16	—	2
Gain on fair value remeasurement of contingent consideration	—	—	(6,862)
Stock-based compensation expense	34,242	23,890	15,611
Changes in operating assets and liabilities:
Accounts and other receivables	1,928	(2,281)	(175)
Prepaid and other current assets	(19,887)	5,900	(9,572)
Other assets	(9,640)	(3)	—
Accounts payable and accrued expenses	11,634	9,384	3,123
Other liabilities	(5,636)	462	2,726
Net cash used in operating activities	(157,778)	(107,291)	(103,732)
Cash flows from investing activities:
Sales and maturities of marketable securities	501,714	320,597	280,666
Purchases of marketable securities	(789,924)	(424,561)	(188,965)
Acquisition of property and equipment	(1,919)	(1,818)	(1,828)
Proceeds from sale or disposal of assets	—	—	69
Net cash (used in) provided by investing activities	(290,129)	(105,782)	89,942
Cash flows from financing activities:
Net proceeds from stock issuances	432,298	216,222	—
Proceeds from issuance of stock from employee benefit plans	9,151	2,236	4,076
Net cash provided by financing activities	441,449	218,458	4,076
Net (decrease) increase in cash and cash equivalents	(6,458)	5,385	(9,714)
Cash and cash equivalents at beginning of period	34,814	29,429	39,143
Cash and cash equivalents at end of period	$28,356	$34,814	$29,429
Non-cash investing activities
Accrued construction in progress	$27	$77	$113

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Nature of Business and Overview

Celldex Therapeutics, Inc. (the “Company” or “Celldex”) is a biopharmaceutical company dedicated to exploring the science of mast cell biology and developing therapeutic antibodies which have the ability to engage the human immune system and/or directly affect critical pathways to improve the lives of patients with severe inflammatory, allergic, autoimmune and other devastating diseases. Our drug candidates include monoclonal and bispecific antibodies designed to address mast cell mediated diseases for which available treatments are inadequate. The Company is primarily focusing its efforts and resources on the continued research and development of barzolvolimab (also referred to as CDX-0159) and CDX-622.

At December 31, 2024, the Company had cash, cash equivalents and marketable securities of $725.3 million. The Company has had recurring losses and incurred a loss of $157.9 million for the year ended December 31, 2024. Net cash used in operations for the year ended December 31, 2024 was $157.8 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-K will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of amounts due under the Settlement Agreement with Shareholder Representative Services LLC (“SRS”) (refer to Note 18), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets and statements of operations and comprehensive loss, stockholders’ equity, and cash flows, are consolidated for the years ended December 31, 2024, 2023 and 2022. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company is managed as a single operating and reportable segment that operates in the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates performance based on consolidated net loss. Other than general and administrative expenses as presented on the consolidated statement of operations, research and development expense disaggregated by program and by nature are considered to be the Company’s significant segment expenses. These results are used, in part, by our CODM in evaluating the performance of the Company by comparing budget to actual results, and to allocate resources. All revenue is derived in and long-lived assets are located in the United States. The CODM does not receive asset information other than what is presented on the consolidated balance sheets.

The following table is a summary of the Company’s research and development expenses disaggregated by program. The amounts disclosed reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

	(In thousands)
Barzolvolimab/Anti-KIT Program	$123,750	$79,913	$51,220
CDX-622	17,341	16,299	5,613
CDX-585	2,813	6,357	9,793
Other Programs (a)	19,646	15,442	15,632
Total R&D Expense	$163,550	$118,011	$82,258

(a) Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

	(In thousands)
Personnel	$51,906	$40,121	$32,674
Laboratory Supplies	5,611	5,358	6,310
Facility	5,094	4,970	4,764
Product Development (b)	90,604	59,319	32,156
Other Expenses (c)	10,335	8,243	6,354
Total R&D Expense	$163,550	$118,011	$82,258

(b) Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.

(c) Other expenses primarily include research and development consulting, insurance, licensing and software expenses.

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

Revenue from Rockefeller University represented 100%, 95% and 75% of total Company revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company relies on contract development & manufacturing organizations (CDMOs) to manufacture drug substance and drug product as well as for future commercial supplies. The Company also relies on CDMOs for supply of raw materials as well as filling, packaging, storing and shipping our drug products.

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

Revenue for the Company is also derived from manufacturing and research and development arrangements. The Company operates a cGMP manufacturing facility in Fall River, Massachusetts, to produce drug substance for its current and planned early-stage clinical trials. In order to utilize excess capacity, the Company has, from time to time, entered into contract manufacturing and research and development arrangements in which services are provided on a time-and-material basis or at a negotiated fixed price. Revenue from time-and-material contracts is generally recognized on an output basis as labor hours and/or direct expenses are incurred. Under fixed-price contracts, revenue is generally recognized on an output basis as progress is made toward completion of the performance obligations using surveys of performance completed to date.

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

Clinical trial expenses include expenses associated with clinical research organization, or CRO, services. Contract manufacturing expenses include expenses associated with contract development & manufacturing organization, or CDMO, services. The invoicing from CROs and CDMOs for services rendered can lag several months. The Company accrues the cost of services rendered in connection with CRO and CDMO activities based on our estimate of costs incurred. The Company maintains regular communication with our CROs and CDMOs to assess the reasonableness of its estimates. Differences between actual expenses and estimated expenses recorded have not been material and are adjusted for in the period in which they become known.

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

Foreign Currency Translation

Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2024 and 2023, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2024, 2023 and 2022.

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

	Year Ended December 31,
	2024	2023	2022
Stock options	7,540,109	6,378,924	5,085,662

Newly-Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure of significant segment expenses. The amendments in ASU 2023-07 apply to public entities, including those with a single reportable segment. The Company retrospectively adopted this ASU for its fiscal year ended December 31, 2024.

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

(3) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2024 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2023	$712	$2,596	$3,308
Other comprehensive gain	6	—	6
Balance at December 31, 2024	$718	$2,596	$3,314

No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2024, 2023 and 2022.

(4) Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	December 31, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$9,927	—	$9,927	—
Marketable securities	696,925	—	696,925	—
	$706,852	—	$706,852	—

	As of
	December 31, 2023	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,803	—	$19,803	—
Marketable securities	388,784	—	388,784	—
	$408,587	—	$408,587	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of December 31, 2024 and December 31, 2023. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payment are met.

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

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2024 and 2023.

(5) Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2024
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$185,388	$467	$—	$185,855
Maturing after one year through three years	102,331	316	(144)	102,503
Total U.S. government and municipal obligations	$287,719	$783	$(144)	$288,358
Corporate debt securities
Maturing in one year or less	$336,350	$350	$(54)	$336,646
Maturing after one year through three years	72,139	36	(254)	71,921
Total corporate debt securities	$408,489	$386	$(308)	$408,567
Total marketable securities	$696,208	$1,169	$(452)	$696,925
December 31, 2023
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$132,459	$143	$(53)	$132,549
Maturing after one year through three years	26,009	77	—	26,086
Total U.S. government and municipal obligations	$158,468	$220	$(53)	$158,635
Corporate debt securities
Maturing in one year or less	$183,625	$300	$(10)	$183,915
Maturing after one year through three years	45,977	257	—	46,234
Total corporate debt securities	$229,602	$557	$(10)	$230,149
Total marketable securities	$388,070	$777	$(63)	$388,784

The Company holds investment grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of December 31, 2024 and December 31, 2023 was $142.5 million and $80.4 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2024.

Marketable securities include $6.1 million and $1.9 million in accrued interest at December 31, 2024 and 2023, respectively.

(6) Property and Equipment, Net

Property and Equipment, net includes the following:

	December 31,	December 31,
	2024	2023

	(In thousands)
Laboratory equipment	$10,411	$9,848
Manufacturing equipment	3,010	2,419
Office furniture and equipment	3,965	3,738
Leasehold improvements	10,285	9,653
Construction in progress	139	787
Total property and equipment	27,810	26,445
Less: accumulated depreciation and amortization	(23,464)	(22,385)
Property and equipment, net	$4,346	$4,060

Depreciation and amortization expense related to property and equipment was $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(7) Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of one to three years and may include one or more options to renew.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded right of use assets and lease liabilities of $2.9 million, $0.1 million and $2.5 million related to new leases and lease extensions, respectively.

Operating lease expense was $2.0 million, $1.9 million and $1.9 million for years ended December 31, 2024, 2023 and 2022, respectively. Variable lease expense was $0.8 million, $0.8 million and $0.8 million for years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the weighted-average remaining lease term was 2 years and the weighted-average discount rate was 10.0%, compared to a weighted-average remaining lease term of 2 years and weighted average discount rate of 10.0% as of December 31, 2023.

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

2025	$1,761
2026	1,779
2027	742
Total lease payments	4,282
Less imputed interest	(469)
Present value of operating lease liabilities	$3,813

(8) Intangible Assets

At December 31, 2024 and 2023, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab). Barzolvolimab is in Phase 3 development. As of December 31, 2024, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired.

The Company performed its annual impairment test of the IPR&D asset related to the development of the anti-KIT program (including barzolvolimab) during the fourth quarter of 2024 and concluded that the IPR&D asset was not impaired. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

(9) Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $9.6 million and $0.0 million at December 31, 2024 and December 31, 2023, respectively.

(10) Accrued Expenses

Accrued expenses include the following:

	December 31,	December 31,
	2024	2023

	(In thousands)
Accrued payroll and employee benefits	$11,568	$9,348
Accrued research and development contract costs	20,544	10,864
Accrued professional fees	1,392	1,439
Other accrued expenses	338	378
	$33,842	$22,029

(11) Other Long-Term Liabilities

Other long-term liabilities include the following:

	December 31,	December 31,
	2024	2023

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 16)	$1,613	$1,613
Deferred income from sale of tax benefits	2,790	3,720
Deferred revenue (Note 14)	12	3,058
Total	4,415	8,391
Less current portion	(942)	(3,988)
Long-term portion	$3,473	$4,403

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million in other income related to the sale of these tax benefits during the years ended December 31, 2024 and 2023.

(12) Stockholders’ Equity

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

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At December 31, 2024, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

Convertible Preferred Stock

At December 31, 2024, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the “Series C-1 Preferred Stock”). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2024 or 2023.

(13) Stock-Based Compensation

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

Employee Stock Purchase Plan

At December 31, 2024, a total of 276,666 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2024, 2023 and 2022, the Company issued 13,187, 12,729 and 12,243 shares under the 2004 ESPP Plan, respectively. At December 31, 2024, 150,316 shares were available for issuance under the 2004 ESPP Plan.

Employee Stock Option Plan

The 2021 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock to employees, consultants and non-employee directors.

The 2021 Plan allows for grants of new awards until April 19, 2031. As of December 31, 2024, there were 1,513,850 shares outstanding under the 2008 Plan that will be rolled into the 2021 Plan if canceled. The Company’s Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2021 Plan.

A summary of stock option activity for the year ended December 31, 2024 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2023	6,378,924	$29.69	7.5
Granted	1,959,320	$36.22	—
Exercised	(679,985)	$12.98	—
Canceled	(118,150)	$120.67	—
Options outstanding at December 31, 2024	7,540,109	$31.47	7.5
Options vested and expected to vest at December 31, 2024	7,416,025	$31.41	7.4
Options exercisable at December 31, 2024	3,980,565	$29.17	6.3
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 13, 2024) at December 31, 2024	2,372,333	—	—

The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $17.2 million, $2.7 million and $12.8 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $26.21, $28.15 and $17.60, respectively. The total fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $32.4 million, $20.4 million and $15.6 million, respectively.

The aggregate intrinsic value of stock options outstanding at December 31, 2024 was $24.4 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2024 was $24.4 million. The aggregate intrinsic value of stock options exercisable at December 31, 2024 was $23.0 million. As of December 31, 2024, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $77.1 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

Valuation and Expenses Information

Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was recorded as follows:

	2024	2023	2022

	(In thousands)
Research and development	$17,442	$11,948	$8,082
General and administrative	16,800	11,942	7,529
Total stock-based compensation expense	$34,242	$23,890	$15,611

The fair values of employee and director stock options granted during the years ended December 31, 2024, 2023 and 2022 were valued using the Black-Scholes option pricing model with the following assumptions:

	2024	2023	2022
Expected stock price volatility	82 -93%	92%	90 - 97%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	3.5 - 4.5%	3.5 - 4.7%	1.7 - 4.2%
Expected dividend yield	None	None	None

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

(14) Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed price. The Company recognized $7.0 million, $6.6 million and $1.8 million in revenue under the agreements with Rockefeller during the years ended December 31, 2024, 2023 and 2022, respectively.

Contract Assets and Liabilities

At December 31, 2024 and 2023, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At December 31, 2024, the Company had no material contract liabilities recorded. At December 31, 2023, the Company had $3.1 million in contract liabilities recorded. Revenue recognized from contract liabilities as of December 31, 2023 during the year ended December 31, 2024 was $3.1 million.

(15) Collaboration Agreements

The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.2 million, $0.3 million and $0.1 million was recorded to research and development expense for the years ended December 31, 2024, 2023 and 2022, respectively.

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

(16) Income Taxes

The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Income tax benefit (provision):
Federal	$39,821	$36,067	$17,484
State	15,375	13,691	9,606
Expiration of NOLs and R&D credit	(82,825)	(15,141)	(16,862)
	(27,629)	34,617	10,228
Deferred tax valuation allowance	27,629	(34,617)	(10,228)
	$—	$—	$—

A reconciliation between the amount of reported income tax and the amount computed using the U.S. statutory rate is as follows:

	2024	2023	2022

	(In thousands)
Pre-tax loss	$(157,863)	$(141,429)	$(112,325)
Loss at statutory rates	(33,151)	(29,700)	(23,588)
Research and development credits	(7,332)	(5,237)	(3,876)
State taxes	(15,375)	(13,691)	(9,606)
Other	662	(1,130)	11,421
Change in fair value remeasurement of contingent consideration	—	—	(1,441)
Expiration of Federal and State NOLs and R&D credits	82,825	15,141	16,862
Change in valuation allowance	(27,629)	34,617	10,228
Income tax (benefit) provision	$—	$—	$—

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The principal components of the deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023

	(In thousands)
Gross deferred tax assets
Net operating loss carryforwards	$176,816	$197,618
Tax credit carryforwards	24,718	56,830
Deferred research and development expenses	101,047	82,077
Stock-based compensation	20,940	14,671
Fixed assets	1,033	1,019
Accrued expenses and other	429	398
	324,983	352,613
Gross deferred tax liabilities
IPR&D intangibles	(6,840)	(6,840)
Total deferred tax assets and liabilities	318,143	345,773
Valuation allowance	(319,756)	(347,386)
Net deferred tax liability	$(1,613)	$(1,613)

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

The net deferred tax liability of $1.6 million at December 31, 2024 and 2023, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $566.0 million and $888.8 million, respectively, which may be available to offset certain future income tax liabilities. State net operating loss carryforwards begin to expire in 2024. The federal net operating loss carryforwards of $566.0 million are from 2005 through 2024 and begin to expire in 2024. As of December 31, 2024, the Company also had federal and state research and development tax credit carryforwards of $19.8 million and $6.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2029, respectively.

Utilization of the net operating loss carryforwards and research and credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to ownership changes that occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has performed a study under Internal Revenue Code Section 382 as of June 30, 2024, and concluded that a change in ownership following stock issuances in 2016 and 2020 triggered Section 382 limitations and approximately $758.7 million of federal NOL carryforwards and $48.7 million of federal tax credit carryforwards that were generated through June 30, 2020 will expire unutilized due to Section 382 and 383 limitations. The Company also estimated the amounts of State net operating loss and research and development tax credit carryforwards which will expire unutilized as a result of its annual limitations under Section 382 and has excluded those amounts from the carryforward amounts disclosed above and in the deferred tax assets and liabilities table included in this footnote.

As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits.

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

(17) Retirement Savings Plan

The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(18) Kolltan Acquisition

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

A future milestone payment related to the barzolvolimab program, which was subject to the Litigation, will be recorded when and if payment becomes probable and reasonably estimable in accordance with the loss contingency model under ASC 450. A future milestone payment related to the remaining Surviving Company Products is measured at fair value (refer to Note 4). When and if the remaining payment described above becomes due, it shall be payable, at the Company’s sole election, in either cash or stock (as set forth in the Merger Agreement) or a combination thereof.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

(a)	None.
(b)	During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5 - 1 trading agreement” or “non - Rule 10b5 - 1 trading agreement,” as each term is defined in Item 408 (a) of Regulation S - K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, under “Information Regarding Our Current Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics,” “Insider Trading Policy” and “The Board of Directors and Its Committees” and is incorporated herein by reference. If the 2025 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2025 Proxy Statement under “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. If the 2025 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the 2025 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. If the 2025 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2025 Proxy Statement under “Election of Directors” and “Approval of Related Person Transactions and Transactions with Related Persons” and is incorporated herein by reference. If the 2025 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the 2025 Proxy Statement under “Independent Registered Public Accounting Firm” and is incorporated herein by reference. If the 2025 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

(3)	Exhibits:

		Incorporated by Reference to
		Form and	Exhibit	SEC
No.	Description	SEC File No.	No.	Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
1.1	Sales Agreement, dated February 26, 2024, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	10 – K (000 - 15006)	1.1	2/26/24
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
3.9	Second Amended and Restated By-Laws of Celldex Therapeutics, Inc., dated November 3, 2022	10-Q (000-15006)	3.1	11/9/22
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the	8-A (000-15006)	3.1	11/8/04

	Series C-1 Junior Participating Cumulative Preferred Stock
4.3	Description of Securities	10-K (000-15006)	4.3	2/28/23
Material Contracts-Leases
*10.1	Lease Agreement, by and between the Company and the Massachusetts Development Finance Agency, dated as of December 22, 2003	10-Q (000-15006)	10.1	4/30/04
10.2	First Amendment to Lease between Massachusetts Development Finance Agency and the Company dated March 17, 2005	10-K/A (000-15006)	10.6	12/23/10
10.3	Second Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of November 4, 2005	10-K (000-15006)	10.41	3/16/06
10.4	Third Amendment to Lease between Massachusetts Development Finance Agency and the Company dated December 20, 2006	10-K/A (000-15006)	10.7	12/23/10
10.5	Fifth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated October 3, 2008	10-K/A (000-15006)	10.8	12/23/10
10.6	Sixth Amendment to Lease between Massachusetts Development Finance Agency and the Company dated August 20, 2009	10-K/A (000-15006)	10.9	12/23/10
10.7	Seventh Amendment to Lease by and between the Company and the Massachusetts Development Finance Agency dated as of June 22, 2010	10-Q (000-15006)	10.1	8/5/10
10.8	Eighth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of November 1, 2015	10-K/A (000-15006)	10.12	2/25/16
10.9	Ninth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of October 1, 2019	10-K (000-15006)	10.13	3/26/20
10.10	Extension of Lease Agreement between the Company and University of Massachusetts Dartmouth dated as of July 1, 2020	10-Q (000-15006)	10.1	8/6/20
10.11	Tenth Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of August 1, 2022	10-Q (000-15006)	10.2	11/9/22
10.12	Eleventh Amendment to Lease by and between the Company and University of Massachusetts Dartmouth dated as of December 1, 2024	Filed herewith
10.13	Lease Agreement dated as of May 1, 2013 by and between Crown Perryville, LLC and the Company.	10-Q (000-15006)	10.1	5/03/13
10.14	First Amendment to Lease between Company and Crown Perryville, LLC dated as of June 17, 2015	10-Q (000-15006)	10.2	8/10/15
10.15	Second Amendment to Lease Agreement between the Company and Crown Perryville, LLC dated as of March 8, 2019	10-Q (000-15006)	10.1	5/7/19
10.16	Third Amendment to Lease Agreement between the Company and Perryville SPE LLC (successor-in-interest) to Crown Perryville, LLC dated as of May 23, 2022	10-Q (000-15006)	10.3	8/8/22
10.17	Fourth Amendment to Lease Agreement between the Company and Perryville SPE LLC (successor-in-interest) to Crown Perryville, LLC dated as of October 30, 2024	Filed herewith

Material Contracts-License, Collaboration, Supply and Distribution Agreements
*10.18	Amended and Restated License Agreement by and between the Company and Yale University dated as of July 26, 2022	10-Q (000-15006)	10.1	11/9/22
Material Contracts-Other
10.19	Confidential Settlement Agreement and Mutual Release, dated July 15, 2022, by and between Shareholder Representatives Services LLC, solely in its capacity as Stockholders Representative, and Celldex Therapeutics, Inc.	8-K (000-15006)	10.1	7/18/22
Material Contracts- Management Contracts and Compensatory Plans
†10.20	Amendment No. 2 to Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/14/24
†10.21	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended June 15, 2023)	8-K (000-15006)	10.1	6/15/23
†10.22	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/17/21
†10.23	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective June 18, 2020).	8-K (000-15006)	10.1	6/18/20
†10.24	Celldex Therapeutics, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (effective as of June 19, 2019)	8-K (000-15006)	10.2	6/19/19
†10.25	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Anthony S. Marucci	8-K (000-15006)	10.1	7/1/21
†10.26	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sam Martin	8-K (000-15006)	10.2	7/1/21
†10.27	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Tibor Keler, Ph.D.	8-K (000-15006)	10.3	7/1/21
†10.28	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Ronald Pepin, Ph.D.	8-K (000-15006)	10.4	7/1/21
†10.29	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Sarah Cavanaugh	8-K (000-15006)	10.5	7/1/21
†10.30	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Margo Heath-Chiozzi, M.D.	8-K (000-15006)	10.6	7/1/21
†10.31	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Elizabeth Crowley	8-K (000-15006)	10.7	7/1/21
†10.32	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Richard Wright, Ph.D.	8-K (000-15006)	10.8	7/1/21
†10.33	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Diane Young, M.D.	8-K (000-15006)	10.9	7/1/21
†10.34	Amended and Restated Employment Agreement, dated as of July 1, 2021, by and between Celldex Therapeutics, Inc. and Freddy Jimenez	8-K (000-15006)	10.10	7/1/21

†10.35	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Award Agreement	8-K (000-15006)	10.2	6/17/21
†10.36	Celldex Therapeutics, Inc. 2021 Plan Form of Incentive Stock Option Grant Agreement	8-K (000-15006)	10.3	6/17/21
†10.37	Celldex Therapeutics, Inc. 2021 Plan Form of Nonqualified Stock Option Grant Agreement	8-K (000-15006)	10.4	6/17/21
†10.38	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Unit Award Agreement	8-K (000-15006)	10.5	6/17/21
†10.39	2008 Plan Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.40	2008 Plan Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
19.1	Celldex Therapeutics, Inc. Insider Trading Policy	Filed herewith
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
†97	Celldex Therapeutics, Inc. Compensation Recovery Policy	10-K (000-15006)	97	2/26/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CELLDEX THERAPEUTICS, INC.

	By:	/s/ ANTHONY S. MARUCCI
Date February 27, 2025		Anthony S. Marucci President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI	President, Chief Executive Officer, and Director	February 27, 2025
Anthony S. Marucci	(Principal Executive Officer)

/s/ SAM MARTIN	Senior Vice President,	February 27, 2025
Sam Martin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ KAREN L. SHOOS	Director, Chair of the Board of Directors	February 27, 2025
Karen L. Shoos

/s/ KEITH L. BROWNLIE	Director	February 27, 2025
Keith L. Brownlie

/s/ CHERYL L. COHEN	Director	February 27, 2025
Cheryl L. Cohen

/s/ HERBERT J. CONRAD	Director	February 27, 2025
Herbert J. Conrad

/s/ RITA I. JAIN, M.D,	Director	February 27, 2025
Rita I. Jain, M.D.

/s/ JAMES J. MARINO	Director	February 27, 2025
James J. Marino

/s/ GARRY A. NEIL, M.D.	Director	February 27, 2025
Garry A. Neil, M.D.

/s/ HARRY H. PENNER, JR.	Director	February 27, 2025
Harry H. Penner, Jr.