Form 10-Q
period 2025-03-31
Celldex Therapeutics, Inc.
filed 2025-05-08
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, 66,394,241 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,136	$28,356
Marketable securities	656,155	696,925
Accounts and other receivables	1,064	700
Prepaid and other current assets	19,402	21,178
Total current assets	693,757	747,159
Property and equipment, net	4,601	4,346
Operating lease right-of-use assets, net	3,514	3,898
Intangible assets	27,190	27,190
Other assets	10,409	9,747
Total assets	$739,471	$792,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,410	$3,265
Accrued expenses	25,456	33,842
Current portion of operating lease liabilities	1,499	1,452
Current portion of other long-term liabilities	1,653	942
Total current liabilities	32,018	39,501
Long-term portion of operating lease liabilities	1,929	2,361
Other long-term liabilities	2,543	3,473
Total liabilities	36,490	45,335
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,384,191 and 66,374,549 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	66	66
Additional paid-in capital	2,308,367	2,298,849
Accumulated other comprehensive income	3,568	3,314
Accumulated deficit	(1,609,020)	(1,555,224)
Total stockholders’ equity	702,981	747,005
Total liabilities and stockholders’ equity	$739,471	$792,340

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Product development and licensing agreements	$50	$2
Contracts and grants	645	154
Total revenues	695	156

Operating expenses:
Research and development	52,614	31,661
General and administrative	10,820	9,103
Total operating expenses	63,434	40,764

Operating loss	(62,739)	(40,608)
Investment and other income, net	8,943	7,800
Net loss	$(53,796)	$(32,808)

Basic and diluted net loss per common share	$(0.81)	$(0.56)

Shares used in calculating basic and diluted net loss per share	66,383	58,871

Comprehensive loss:
Net loss	$(53,796)	$(32,808)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	254	(1,064)
Comprehensive loss	$(53,542)	$(33,872)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(53,796)	$(32,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867	775
Amortization and premium of marketable securities, net	(2,267)	(3,313)
Loss on sale or disposal of assets	4	8
Stock-based compensation expense	9,316	7,202
Changes in operating assets and liabilities:
Accounts and other receivables	(364)	(43)
Prepaid and other current assets	1,852	(6,209)
Other assets	(662)	—
Accounts payable and accrued expenses	(8,718)	(4,781)
Other liabilities	(604)	(1,469)
Net cash used in operating activities	(54,372)	(40,638)
Cash flows from investing activities:
Sales and maturities of marketable securities	195,037	77,311
Purchases of marketable securities	(151,822)	(392,178)
Acquisition of property and equipment	(265)	(344)
Net cash provided by (used in) investing activities	42,950	(315,211)
Cash flows from financing activities:
Net proceeds from stock issuances	—	432,298
Proceeds from issuance of stock from employee benefit plans	202	3,814
Net cash provided by financing activities	202	436,112

Net (decrease) increase in cash and cash equivalents	(11,220)	80,263
Cash and cash equivalents at beginning of period	28,356	34,814
Cash and cash equivalents at end of period	$17,136	$115,077

Non-cash investing activities
Accrued construction in progress	$504	$105

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2025.

At March 31, 2025, the Company had cash, cash equivalents and marketable securities of $673.3 million. The Company has had recurring losses and incurred a loss of $53.8 million for the three months ended March 31, 2025. Net cash used in operations for the three months ended March 31, 2025 was $54.4 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financings, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement (defined below) with Shareholder Representative Services LLC (“SRS”) (refer to Note 15), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its annual income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires enhanced disclosures about specific types of expenses included in the expense captions presented on the face of the income statement. The standard is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its expense disclosures in the notes to the consolidated financial statements.

(3) Segment Information

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

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

	(In thousands)
Barzolvolimab/Anti-KIT Program	$39,703	$23,778
CDX-622	5,451	3,421
Other Programs (a)	7,460	4,462
Total R&D Expense	$52,614	$31,661

(a)	Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

	(In thousands)
Personnel	$13,600	$11,440
Laboratory supplies	2,168	1,308
Facility	1,406	1,286
Product development (b)	32,166	15,525
Other expenses (c)	3,274	2,102
Total R&D expense	$52,614	$31,661

(b)	Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.
(c)	Other expenses primarily include research and development consulting, insurance, licensing and software expenses.

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	March 31, 2025	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$8,939	—	$8,939	—
Marketable securities	656,155	—	656,155	—
	$665,094	—	$665,094	—

	As of
	December 31, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$9,927	—	$9,927	—
Marketable securities	696,925	—	696,925	—
	$706,852	—	$706,852	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of March 31, 2025 and December 31, 2024. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three months ended March 31, 2025 or March 31, 2024. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the three months ended March 31, 2025 or March 31, 2024.

(5)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
March 31, 2025
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$178,109	$382	$—	$178,491
Maturing after one year through three years	86,479	405	(49)	86,835
Total U.S. government and municipal obligations	$264,588	$787	$(49)	$265,326
Corporate debt securities
Maturing in one year or less	$298,594	$241	$(36)	$298,799
Maturing after one year through three years	92,001	109	(80)	92,030
Total corporate debt securities	$390,595	$350	$(116)	$390,829
Total marketable securities	$655,183	$1,137	$(165)	$656,155

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of March 31, 2025 and December 31, 2024 was $125.2 million and $142.5 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2025.

Marketable securities include $6.0 million and $6.1 million in accrued interest at March 31, 2025 and December 31, 2024, respectively.

(6)  Intangible Assets

At March 31, 2025 and December 31, 2024, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of March 31, 2025, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(7)  Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $10.3 million and $9.6 million at March 31, 2025 and December 31, 2024, respectively.

(8)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31,	December 31,
	2025	2024

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 13)	$1,613	$1,613
Deferred income from sale of tax benefits	1,860	2,790
Deferred revenue (Note 12)	723	12
Total	4,196	4,415
Less current portion	(1,653)	(942)
Long-term portion	$2,543	$3,473

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million and $0.9 million in other income related to the sale of these tax benefits for the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively.

(9)  Stockholders’ Equity

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of its common stock.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. Also on February 26, 2024, the Company terminated its pre-existing controlled equity offering sale agreement dated May 19, 2016 with Cantor. At March 31, 2025, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three months ended March 31, 2025 and 2024 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005
Shares issued under stock option and employee stock purchase plans	9,642	—	202	—	—	202
Stock-based compensation	—	—	9,316	—	—	9,316
Unrealized gain on marketable securities	—	—	—	254	—	254
Net loss	—	—	—	—	(53,796)	(53,796)
Consolidated balance at March 31, 2025	66,384,191	$66	$2,308,367	$3,568	$(1,609,020)	$702,981

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	229,171	—	3,814	—	—	3,814
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	7,202	—	—	7,202
Unrealized loss on marketable securities	—	—	—	(1,064)	—	(1,064)
Net loss	—	—	—	—	(32,808)	(32,808)
Consolidated balance at March 31, 2024	65,910,548	$66	$2,266,472	$2,244	$(1,430,169)	$838,613

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2025 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2024	7,540,109	$31.47	7.5
Granted	40,400	$22.04
Exercised	(380)	$8.38
Canceled	(81,381)	$39.24
Options outstanding at March 31, 2025	7,498,748	$31.34	7.2
Options vested and expected to vest at March 31, 2025	7,400,964	$31.29	7.2
Options exercisable at March 31, 2025	4,233,279	$29.14	6.1
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 13, 2024) at March 31, 2025	2,413,314

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 was $15.66.

The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2025 was $11.7 million. The aggregate intrinsic value of stock options exercisable at March 31, 2025 was $11.7 million. As of March 31, 2025, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $67.1 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.4 years.

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was recorded as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Research and development	$4,585	$3,693
General and administrative	4,731	3,509
Total stock-based compensation expense	$9,316	$7,202

The fair values of employee, consultant and non-employee director stock options granted during the three months ended March 31, 2025 and 2024 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected stock price volatility	76 – 81%	92%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	4.2 – 4.7%	4.0 - 4.3%
Expected dividend yield	None	None

(11)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2025 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2024	$718	$2,596	$3,314
Other comprehensive loss	254	—	254
Balance at March 31, 2025	$972	$2,596	$3,568

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2025.

(12)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.6 million and $0.2 million in revenue under the agreements with Rockefeller during the three months ended March 31, 2025, and 2024, respectively.

Contract Assets and Liabilities

At March 31, 2025 and December 31, 2024, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At March 31, 2025, the Company had $0.7 million of contract liabilities recorded, which is expected to be recognized during the next 12 months as manufacturing and research and development services are performed. At December 31, 2024, the Company had no material contract liabilities recorded.

(13)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2025 and December 31, 2024.

The net deferred tax liability of $1.6 million at March 31, 2025 and December 31, 2024 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Three Months Ended March 31,
	2025	2024
Stock Options	7,498,748	6,158,737
Restricted Stock	—	—
	7,498,748	6,158,737

(15)  Kolltan Acquisition

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in development stages;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;
●	the cost of paying the regulatory approval milestone under the merger agreement by which we acquired Kolltan and our related settlement agreement with Kolltan;

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and other reports that we file with the SEC.

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

During the past five years through December 31, 2024, we incurred an aggregate of $459.7 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2025 and 2024. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024

	(In thousands)
Barzolvolimab/Anti-KIT Program	$39,703	$23,778
CDX‑622	5,451	3,421
Other Programs	7,460	4,462
Total R&D Expense	$52,614	$31,661

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

Patients on study continued to receive barzolvolimab for up to 52 weeks. Long term treatment data were presented in September at the European Academy of Dermatology & Venereology (EADV) Congress 2024 and quality of life data were presented in March at the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting 2025. The data demonstrated a sustained and deepening disease efficacy, a well tolerated safety profile, greatly improved urticaria control and reduced disease impact on quality of life over a 52 week treatment period. Key highlighted included:

●	Improvements in UAS7 (weekly urticaria activity score), previously shown to be statistically significantly vs placebo at Week 12, were noted as early as week 1 and were sustained or deepened at Week 52.
●	At Week 16, patients receiving low dose barzolvolimab (75 mg) or placebo were transitioned to barzolvolimab 150 mg or 300 mg; after crossover, these patients experienced similar clinically meaningful disease response as the rest of the study population.
●	71% of patients treated with barzolvolimab 150 mg Q4W and 52% of patients treated with 300 mg Q8W had a complete response (no itch/hives; UAS7=0) at Week 52. These responses were observed early and sustained through 52 weeks.
●	74% of patients treated with barzolvolimab 150 mg Q4W and 68% of patients treated with 300 mg Q8W had well controlled (UAS7<6) disease at Week 52.
●	These robust responses were observed regardless of prior omalizumab experience.
●	Barzolvolimab was well tolerated with a favorable safety profile through 52 weeks of treatment. Most adverse events were grade 1 (mild), mechanism related (KIT) and expected to be reversible. The most common treatment emergent adverse events occurring in greater than 10% of barzolvolimab treated patients were hair color changes, neutropenia, urticaria, skin hypopigmentation (areas of skin lightening) and nasopharyngitis (common cold). Neutrophil counts did not decline further with continued dosing and there was no association between infections and neutropenia. The hypopigmentation was observed with longer term exposure and did not lead to treatment discontinuation. Adverse events were not dose dependent.
●	Rapid and sustained improvement in urticaria control (UCT) and quality of life (DLQI) were observed in patients with CSU refractory to antihistamines. Up to 82% of patients reported that CSU symptoms no longer had an impact on their quality of life at Week 52 and up to 95% of patients reported meaningful improvement in quality of life based on DLQI at Week 52. Up to 82% of patients reported well-controlled urticaria based on UCT, and approximately half of patients reported complete control at Week 52.

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

In March 2025, quality of life data were presented at the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting 2025. A marked and rapid improvement in urticaria control (UCT) and quality of life (DLQI) was observed and sustained through the 12-week period in patients with ColdU and SD. Up to 60% of patients reported that CIndU symptoms no longer had an impact on their quality of life at Week 12 and up to 69% of patients reported well-controlled urticaria based on UCT at Week 12.

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

Atopic Dermatitis (AD)

In December of 2024, we announced the initiation of a Phase 2 study in atopic dermatitis (AD). AD is one of the most common chronic inflammatory skin diseases, with a lifetime prevalence of up to 20% of the US population and a substantial impact on quality of life (Kawakami, et al. 2009). Mast cells are strongly implicated in all facets of AD pathophysiology and the fundamental processes that characterize AD, including epithelial barrier dysfunction, immune cell recruitment, neuroinflammation (Keith, et al. 2023) and multiple other mast cell-associated factors that correlate with disease severity. Activated mast cells are also found in increased numbers in lesional biopsies. Two-thirds of patients treated with first line systemic therapy (1.7 million patients in the US) do not achieve complete control of their atopic dermatitis (Simpson, Bieber, Guttman-Yassky, et al. 2016) and new therapies that offer rapid, meaningful relief from the severe itching and breakdown of the skin associated with AD are needed. Given barzolvolimab’s potential as a mast cell depleting agent, we believe AD is an important indication for future study.

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

CDX-622

CDX-622 is a bispecific antibody that targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. TSLP has been directly implicated in several respiratory and dermatological disorders, such as asthma, chronic obstructive pulmonary disease (COPD), eosinophilic esophagitis, atopic dermatitis and chronic spontaneous urticaria, and in fibrotic diseases such as systemic sclerosis and idiopathic pulmonary fibrosis. In these disorders, TSLP is often upregulated and associated with disease severity. Similarly, mast cells drive or contribute to the pathophysiology of allergic, inflammatory, autoimmune and fibrotic disorders and CDX-622 contains a unique SCF neutralizing function that is expected to inhibit and deplete mast cells. Combined neutralization of SCF and TSLP with CDX-622 is expected to simultaneously reduce tissue mast cells and inhibit Type 2 inflammatory responses to potentially offer enhanced therapeutic benefit in inflammatory and fibrotic disorders. In preclinical studies, CDX-622 inhibits TSLP and SCF with similar potency to both its respective parental mAbs and comparator mAbs in vitro and preferentially inhibits the soluble over the membrane form of SCF, which may lead to differential impact on KIT-dependent processes. CDX-622 was well tolerated in a multi-dose 8 week toxicology study in non-human primates and led to a profound mast cell depletion in several tissues. The No Adverse Event Level (NOAEL) was established to be 75 mg/kg, the highest dose level tested.

In November 2024, we initiated a Phase 1 study of CDX-622 in healthy volunteers. The Phase 1a clinical trial is a two-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of single ascending doses (Part 1) and multiple ascending doses (Part 2) of CDX-622 in up to 56 healthy participants. A single dose of CDX-622 or placebo will be administered intravenously once during Part 1. In Part 2, CDX-622 or placebo will be administered every 2 weeks (Q2W) for up to 6 weeks following the first dose, for a total of 3 doses. Participants will be followed for 12 weeks in both Parts 1 and 2 following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP. A subcutaneous formulation is currently being manufactured and will be added to this study in 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no material changes to such critical accounting policies or estimates. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2025	2024	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$50	$2	$48	2,400%
Contracts and grants	645	154	491	319%
Total revenues	$695	$156	$539	346%
Operating expenses:
Research and development	52,614	31,661	20,953	66%
General and administrative	10,820	9,103	1,717	19%
Total operating expenses	63,434	40,764	22,670	56%
Operating loss	(62,739)	(40,608)	22,131	54%
Investment and other income, net	8,943	7,800	1,143	15%
Net loss	$(53,796)	$(32,808)	$20,988	64%

Net Loss

The $21.0 million increase in net loss for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in research and development and general and administrative expenses, partially offset by an increase in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended March 31, 2025 was relatively consistent with the three months ended March 31, 2024. The $0.5 million increase in contracts and grants revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to decrease over the next twelve months primarily due to a decrease in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2025	2024	$	%

	(In thousands)
Personnel	$13,600	$11,440	$2,160	19%
Laboratory supplies	2,168	1,308	860	66%
Facility	1,406	1,286	120	9%
Product development	32,166	15,525	16,641	107%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.2 million increase in personnel expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.9 million increase in laboratory supply expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended March 31, 2025 were relatively consistent with the three months ended March 31, 2024. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $16.6 million increase in product development expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.7 million increase in general and administrative expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to higher stock-based compensation expense. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $1.1 million increase in investment and other income, net for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to higher levels of cash as a result of our March 2024 underwritten public offering. We expect investment and other income to decrease over the next twelve months due to lower levels of cash and investment balances, although there may be fluctuations on a quarterly basis.

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

At March 31, 2025, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $673.3 million. We have had recurring losses and incurred a loss of $53.8 million for the three months ended March 31, 2025. Net cash used in operations for the three months ended March 31, 2025 was $54.4 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2025 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $54.4 million for the three months ended March 31, 2025 as compared to $40.6 million for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses, partially offset by an increase in investment income as a result of higher levels of cash. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $43.0 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $315.2 million for the three months ended March 31, 2024. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $43.2 million for the three months ended March 31, 2025 as compared to net purchases of marketable securities of $314.9 million for the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2025 as compared to $436.1 million for the three months ended March 31, 2024. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2025 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2025, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 8, 2025	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 8, 2025	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)