Form 10-Q
period 2025-06-30
Celldex Therapeutics, Inc.
filed 2025-08-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, 66,406,544 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$23,044	$28,356
Marketable securities	607,293	696,925
Accounts and other receivables	90	700
Prepaid and other current assets	17,977	21,178
Total current assets	648,404	747,159
Property and equipment, net	4,392	4,346
Operating lease right-of-use assets, net	3,121	3,898
Intangible assets	27,190	27,190
Other assets	9,300	9,747
Total assets	$692,407	$792,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,073	$3,265
Accrued expenses	28,424	33,842
Current portion of operating lease liabilities	1,536	1,452
Current portion of other long-term liabilities	930	942
Total current liabilities	32,963	39,501
Long-term portion of operating lease liabilities	1,495	2,361
Other long-term liabilities	2,543	3,473
Total liabilities	37,001	45,335
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,394,241 and 66,374,549 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	66	66
Additional paid-in capital	2,317,621	2,298,849
Accumulated other comprehensive income	3,339	3,314
Accumulated deficit	(1,665,620)	(1,555,224)
Total stockholders’ equity	655,406	747,005
Total liabilities and stockholders’ equity	$692,407	$792,340

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Product development and licensing agreements	$7	$—	$57	$2
Contracts and grants	723	2,498	1,367	2,652
Total revenues	730	2,498	1,424	2,654

Operating expenses:
Research and development	54,196	39,687	106,810	71,348
General and administrative	10,391	9,128	21,211	18,231
Total operating expenses	64,587	48,815	128,021	89,579

Operating loss	(63,857)	(46,317)	(126,597)	(86,925)
Investment and other income, net	7,257	10,475	16,201	18,275
Net loss	$(56,600)	$(35,842)	$(110,396)	$(68,650)

Basic and diluted net loss per common share	$(0.85)	$(0.54)	$(1.66)	$(1.10)

Shares used in calculating basic and diluted net loss per share	66,392	66,019	66,388	62,445

Comprehensive loss:
Net loss	$(56,600)	$(35,842)	$(110,396)	$(68,650)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(229)	(464)	25	(1,528)
Comprehensive loss	$(56,829)	$(36,306)	$(110,371)	$(70,178)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(110,396)	$(68,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,740	1,572
Amortization and premium of marketable securities, net	(3,955)	(8,053)
Loss on sale or disposal of assets	6	8
Stock-based compensation expense	18,507	14,842
Changes in operating assets and liabilities:
Accounts and other receivables	610	1,094
Prepaid and other current assets	3,020	(5,610)
Other assets	447	—
Accounts payable and accrued expenses	(6,632)	(3,067)
Other liabilities	(1,724)	(2,101)
Net cash used in operating activities	(98,377)	(69,965)
Cash flows from investing activities:
Sales and maturities of marketable securities	367,873	199,370
Purchases of marketable securities	(274,080)	(560,686)
Acquisition of property and equipment	(993)	(618)
Net cash provided by (used in) investing activities	92,800	(361,934)
Cash flows from financing activities:
Net proceeds from stock issuances	—	432,298
Proceeds from issuance of stock from employee benefit plans	265	7,526
Net cash provided by financing activities	265	439,824

Net (decrease) increase in cash and cash equivalents	(5,312)	7,925
Cash and cash equivalents at beginning of period	28,356	34,814
Cash and cash equivalents at end of period	$23,044	$42,739

Non-cash investing activities
Accrued construction in progress	$49	$17

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

At June 30, 2025, the Company had cash, cash equivalents and marketable securities of $630.3 million. The Company has had recurring losses and incurred a loss of $110.4 million for the six months ended June 30, 2025. Net cash used in operations for the six months ended June 30, 2025 was $98.4 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(In thousands)
Barzolvolimab/Anti-KIT Program	$42,645	$30,472	$82,348	$54,250
CDX-622	3,838	3,126	9,289	6,547
Other Programs (a)	7,713	6,089	15,173	10,551
Total R&D Expense	$54,196	$39,687	$106,810	$71,348

(a)	Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(In thousands)
Personnel	$14,129	$11,881	$27,729	$23,321
Laboratory supplies	1,544	1,615	3,712	2,923
Facility	1,398	1,250	2,803	2,536
Product development (b)	33,536	22,667	65,702	38,192
Other expenses (c)	3,589	2,274	6,864	4,376
Total R&D expense	$54,196	$39,687	$106,810	$71,348

(b)	Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.
(c)	Other expenses primarily include research and development consulting, insurance, licensing and software expenses.

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	June 30, 2025	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$12,830	—	$12,830	—
Marketable securities	607,293	—	607,293	—
	$620,123	—	$620,123	—

	As of
	December 31, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$9,927	—	$9,927	—
Marketable securities	696,925	—	696,925	—
	$706,852	—	$706,852	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of June 30, 2025 and December 31, 2024. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three and six months ended June 30, 2025 or June 30, 2024. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the six months ended June 30, 2025 or June 30, 2024.

(5)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
June 30, 2025
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$186,628	$308	$(5)	$186,931
Maturing after one year through three years	67,183	273	(39)	67,417
Total U.S. government and municipal obligations	$253,811	$581	$(44)	$254,348
Corporate debt securities
Maturing in one year or less	$284,286	$164	$(36)	$284,414
Maturing after one year through three years	68,452	117	(38)	68,531
Total corporate debt securities	$352,738	$281	$(74)	$352,945
Total marketable securities	$606,549	$862	$(118)	$607,293

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of June 30, 2025 and December 31, 2024 was $153.2 million and $142.5 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2025.

Marketable securities include $6.2 million and $6.1 million in accrued interest at June 30, 2025 and December 31, 2024, respectively.

(6)  Intangible Assets

At June 30, 2025 and December 31, 2024, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of June 30, 2025, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(7)  Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $9.2 million and $9.6 million at June 30, 2025 and December 31, 2024, respectively.

(8)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30,	December 31,
	2025	2024

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 13)	$1,613	$1,613
Deferred income from sale of tax benefits	1,860	2,790
Deferred revenue (Note 12)	—	12
Total	3,473	4,415
Less current portion	(930)	(942)
Long-term portion	$2,543	$3,473

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million and $0.9 million in other income related to the sale of these tax benefits for the six months ended June 30, 2025 and June 30, 2024, respectively.

(9)  Stockholders’ Equity

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of its common stock.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. Also on February 26, 2024, the Company terminated its pre-existing controlled equity offering sale agreement dated May 19, 2016 with Cantor. At June 30, 2025, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and six months ended June 30, 2025 and 2024 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005
Shares issued under stock option and employee stock purchase plans	9,642	—	202	—	—	202
Stock-based compensation	—	—	9,316	—	—	9,316
Unrealized gain on marketable securities	—	—	—	254	—	254
Net loss	—	—	—	—	(53,796)	(53,796)
Consolidated balance at March 31, 2025	66,384,191	$66	$2,308,367	$3,568	$(1,609,020)	$702,981
Shares issued under stock option and employee stock purchase plans	10,050	—	63	—	—	63
Stock-based compensation	—	—	9,191	—	—	9,191
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(56,600)	(56,600)
Consolidated balance at June 30, 2025	66,394,241	$66	$2,317,621	$3,339	$(1,665,620)	$655,406

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	229,171	—	3,814	—	—	3,814
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	7,202	—	—	7,202
Unrealized loss on marketable securities	—	—	—	(1,064)	—	(1,064)
Net loss	—	—	—	—	(32,808)	(32,808)
Consolidated balance at March 31, 2024	65,910,548	$66	$2,266,472	$2,244	$(1,430,169)	$838,613
Shares issued under stock option and employee stock purchase plans	370,119	—	3,712	—	—	3,712
Stock-based compensation	—	—	7,640	—	—	7,640
Unrealized loss on marketable securities	—	—	—	(464)	—	(464)
Net loss	—	—	—	—	(35,842)	(35,842)
Consolidated balance at June 30, 2024	66,280,667	$66	$2,277,824	$1,780	$(1,466,011)	$813,659

(10)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2025 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2024	7,540,109	$31.47	7.5
Granted	1,963,850	$19.57
Exercised	(10,430)	$6.96
Canceled	(203,201)	$142.75
Options outstanding at June 30, 2025	9,290,328	$26.55	7.5
Options vested and expected to vest at June 30, 2025	9,114,514	$26.55	7.5
Options exercisable at June 30, 2025	4,925,518	$25.49	6.2
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 5, 2025) at June 30, 2025	2,611,684

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2025 was $13.42 and $13.46, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at June 30, 2025 was $15.9 million. The aggregate intrinsic value of stock options exercisable at June 30, 2025 was $14.3 million. As of June 30, 2025, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $81.9 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.9 years.

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Research and development	$4,882	$3,884	$9,467	$7,577
General and administrative	4,309	3,756	9,040	7,265
Total stock-based compensation expense	$9,191	$7,640	$18,507	$14,842

The fair values of employee, consultant and non-employee director stock options granted during the three and six months ended June 30, 2025 and 2024 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected stock price volatility	76%	82 – 93%	76 – 81%	82 – 93%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	4.1 – 4.3%	4.2 – 4.5%	4.1 – 4.7%	4.0 – 4.5%
Expected dividend yield	None	None	None	None

(11)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2025 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2024	$718	$2,596	$3,314
Other comprehensive income	25	—	25
Balance at June 30, 2025	$743	$2,596	$3,339

No amounts were reclassified out of accumulated other comprehensive income during the six months ended June 30, 2025.

(12)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.7 million and $1.4 million in revenue under the agreements with Rockefeller during the three and six months ended June 30, 2025, respectively, and $2.5 million and $2.7 million during the three and six months ended June 30, 2024, respectively.

Contract Assets and Liabilities

At June 30, 2025 and December 31, 2024, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At June 30, 2025 and December 31, 2024, the Company had no material contract liabilities recorded.

(13)  Income Taxes

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of June 30, 2025 and December 31, 2024.

The net deferred tax liability of $1.6 million at June 30, 2025 and December 31, 2024 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

Massachusetts, New Jersey, New York and Connecticut are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.

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

	Six Months Ended June 30,
	2025	2024
Stock Options	9,290,328	7,533,223
Restricted Stock	—	—
	9,290,328	7,533,223

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Urticarias: We initiated Phase 3 studies in chronic spontaneous urticaria (CSU) in July 2024. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to Week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, Celldex presented longer term follow up data from the study. At 76 weeks, 7 months after the completion of dosing with barzolvolimab, over 40% of patients (150 mg Q4W) continued to experience profound, sustained complete response and improved quality of life. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment;

-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment is ongoing; positive data from a Phase 1b study in PN was reported in November 2023;
-	Eosinophilic Esophagitis (EoE): A Phase 2 study in EoE was initiated in June 2023 and is fully enrolled; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment is ongoing.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	CDX-622 (TSLP & SCF): Our first bispecific candidate for inflammatory diseases is CDX-622 which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment is ongoing.

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

During the past five years through December 31, 2024, we incurred an aggregate of $459.7 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2025 and 2024. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024

	(In thousands)
Barzolvolimab/Anti-KIT Program	$82,348	$54,250
CDX‑622	9,289	6,547
Other Programs	15,173	10,551
Total R&D Expense	$106,810	$71,348

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. In July 2024, we initiated two Phase 3 studies in CSU. In July 2023, we announced that enrollment was complete in the ongoing Phase 2 CSU study. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in this study, with a statistically significant mean change from baseline to Week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. In September 2024, we presented 52 week treatment data from the CSU study, demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, we presented follow up data from this study through Week 76, 7 months after the completion of dosing with barzolvolimab, demonstrating ongoing profound, sustained complete response and improved quality of life. In April 2024, we announced enrollment was complete in the ongoing Phase 2 CIndU study. In July 2024, we announced that our Phase 2 study in chronic inducible urticaria (CIndU) achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment and were then followed for up to 24 additional weeks without treatment. We plan to present data from this study in 2025. Patients with resumption of symptoms were eligible to enroll into an open label extension.

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

Chronic Spontaneous Urticaria (CSU) Summary of Phase 1 and Phase 2 Data Presented to Date

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

We have completed a Phase 2 study in patients with CSU who remained symptomatic despite antihistamine therapy. The study was conducted at approximately 75 sites across 9 countries. The study was a randomized, double-blind, placebo-controlled, parallel group Phase 2 study that evaluated the efficacy and safety profile of multiple dose regimens of barzolvolimab to determine the optimal dosing strategy. 208 patients were randomly assigned on a 1:1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 75 mg every 4 weeks, 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. After 16 weeks, patients then entered a 36-week active treatment period, in which patients receiving placebo or the 75 mg dose were randomized to receive barzolvolimab 150 mg every 4 weeks or 300 mg every 8 weeks; patients already randomized to the 150 mg and 300 mg treatment arms remained on the same regimen as during the placebo-controlled treatment period. After 52 weeks, patients then entered a follow-up period for an additional 24 weeks. The primary endpoint of the study was mean change in baseline to Week 12 in UAS7 (weekly urticaria activity score). Secondary endpoints included safety and other assessments of clinical activity including ISS7 (weekly itch severity score), HSS7 (weekly hive severity score) and AAS7 (weekly angioedema activity score).

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

In June 2024, 12 week data on a secondary endpoint from the study, angioedema activity, and additional measures of angioedema control, were presented at the EAACI 2024 Congress. Approximately 72% of patients on study had angioedema at baseline. Barzolvolimab demonstrated significant improvements in AAS7 in patients with angioedema across all doses at Week 12. This improvement was rapid (within 2 weeks) and durable (continued through 12 weeks). Barzolvolimab demonstrated strong improvement in AAS7 independent of omalizumab status at Week 12. Patients on barzolvolimab experienced a > 8 point improvement in AAS7 (considered a clinically meaningful result) across all doses compared to placebo (p<0.05). Barzolvolimab increased angioedema free days compared to placebo through 12 weeks. Patients in the 300 mg cohort were angioedema free 77% of the time over the 12 week period.

Patients on study continued to receive barzolvolimab for up to 52 weeks. Long term treatment data were presented in September at the European Academy of Dermatology & Venereology (EADV) Congress 2024 and quality of life data were presented in March at the American Academy of Allergy, Asthma & Immunology (AAAAI) Annual Meeting 2025. The data demonstrated a sustained and deepening disease efficacy, a well tolerated safety profile, greatly improved urticaria control and reduced disease impact on quality of life over a 52 week treatment period. Key highlights included:

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

In June of 2025, 52 week data on angioedema activity and additional measures of angioedema control were presented at the EAACI 2025 Congress. Barzolvolimab continued to demonstrate robust, durable and deepening improvements in angioedema symptoms over the treatment period. At Week 52, an 86% mean reduction from baseline was reported for 150 mg Q4W arm and an 82% reduction was reported for the 300 mg Q8W. Up to 77% of patients treated with barzolvolimab who had angioedema at baseline were angioedema free (AAS7=0) at Week 52. Patients treated with barzolvolimab were angioedema free up to 72% of the time over the 52 week treatment period. Up to 87% of patients reported clinically meaningful improvement (>8 point) in AAS7 at Week 52.

In June of 2025, long term follow up data from the Phase 2 CSU study were presented at the EAACI 2025 Congress. At Week 76, seven months after completion of dosing, patients continue to experience profound clinical benefit on study. Key highlights included:

●	UAS7 mean change from baseline at Week 76 was -20.42 for patients treated with 150 mg Q4W and -21.10 for patients treated with 300 mg Q8W.
●	41% of patients treated with barzolvolimab 150 mg Q4W and 35% of patients treated with 300 mg Q8W had a complete response (no itch/hives; UAS7=0) at Week 76.
●	56% of patients treated with barzolvolimab 150 mg Q4W and 47% of patients treated with 300 mg Q8W had well controlled disease (UAS7≤6) at Week 76.
●	48% of patients treated with barzolvolimab 150 mg Q4W and 40% of patients treated with 300 mg Q8W reported that CSU had no impact on their quality of life at 76 weeks as measured by the Dermatology Life Quality Index (DLQI). Current clinical guidelines recommend complete response (UAS7=0) as the goal of treatment1 and achieving complete response is directly correlated to the greatest improvements in quality of life for patients2.
●	These robust responses and improvements in quality of life were observed regardless of prior omalizumab experience.
●	Barzolvolimab was well tolerated with a favorable safety profile through 76 weeks. No new safety signals were identified during the follow-up period. As expected, neutrophil counts returned to baseline following the completion of barzolvolimab treatment and the mild hair color changes and skin hypopigmentation observed on study were demonstrated to be reversible following discontinuation of treatment.

We believe these results strongly support the further development of barzolvolimab in CSU. In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies (approximately 40 countries; 250 sites per study) where approximately 915 patients per trial will be randomized evenly to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo will be re-randomized to active treatment across both dosing groups. After completion of the 52 week treatment period, patients on study will continue to be followed for 16 weeks. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at Week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. Enrollment continues as planned and is expected to be completed in the summer of 2026.

In addition, Celldex plans to initiate a global Phase 3b long term extension (LTE) study for patients who complete the EMBARQ - CSU Phase 3 trials. The study will consist of 2 Groups: Group 1 (Observation Group), containing patients whose disease remains well controlled (UAS7<16) and Group 2 (Barzolvolimab Retreatment Group) containing patients whose disease is currently moderate to severe (UAS7≥16). Patients in Group 2 will receive up to an additional year of treatment with barzolvolimab. Patients in the observation group (Group 1) whose CSU flares to a UAS7>/=16 in the first 6 months of the LTE will also be able to receive treatment.

Chronic Inducible Urticaria (CIndU) Summary of Phase 1 and Phase 2 Data Presented to Date; Additional Phase 2 follow up data to be presented in 2025

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

●	At Week 8, the percentage of patients with ≥4-point decrease in WI-NRS was 57% and 43% for the single dose 3.0 or 1.5 mg/kg barzolvolimab arms, respectively, and 25% for the placebo arm; this level of response generally persisted out to Week 16. In the 3.0 mg/kg arm, a ≥4-point decrease in WI-NRS reduction was seen as early as the first week and reached a high of 71% of patients at Week 6 which was distinct from both the 1.5 mg/kg barzolvolimab and placebo arms.
% of Subjects with ≥4-point decrease in WI-NRS
Dose	Week 1	Week 2	Week 3	Week 4	Week 5	Week 6	Week 7	Week 8
1.5 mg/kg	0	14	29	14	29	29	29	43
3.0 mg/kg	14	29	29	29	57	71	57	57
placebo	0	0	13	13	25	38	38	25

●	At Week 8, 29% of patients achieved clear or almost clear skin according to IGA following a single dose of barzolvolimab 3.0 mg/kg. This effect was noted as early as Week 2 (the first clinic visit) and was maintained out to week 12/16. No patients treated at 1.5 mg/kg barzolvolimab or placebo achieved clear or almost clear skin according to IGA through Week 8. 2 additional patients in the 1.5 mg/kg arm, 2 additional patients in the 3.0 mg/kg arm and 1 patient on placebo had IGA 0/1 at timepoints between Weeks 8 and 24.
% of Subjects with IGA 0/1
Dose	Baseline	Week 2	Week 4	Week 8
1.5 mg/kg	0	0	0	0
3.0 mg/kg	0	14	14	29
Placebo	0	0	0	0

●	Clinical activity was associated with profound serum tryptase reduction. At the 3.0 mg/kg dose, tryptase was profoundly reduced to, or below, the level of quantification and this level of reduction was maintained at least through 8 weeks. Tryptase reduction was observed in the 1.5 mg/kg arm but to a lesser extent.
●	Adverse Events were generally mild to moderate in intensity and considered unrelated to treatment. During the initial 8 week observation period in the 3.0 mg/kg dosing arm, an anaphylactic reaction occurred in a complicated patient with

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with active EoE. To optimize potential efficacy signal in this difficult to treat indication, we have recently amended the protocol to dose 300 mg every 4 weeks rather than 8 weeks. Approximately 75 patients will be enrolled in total. In the revised protocol, patients will be randomly assigned on a 1:1 ratio to receive subcutaneous injections of barzolvolimab at 300 mg every 4 weeks or placebo during a 16-week placebo-controlled treatment phase. Patients then enter a 12-week active treatment phase, in which all patients will receive barzolvolimab 300 mg every 4 weeks. Patients then enter a follow-up phase for an additional 16 weeks. The primary endpoint of the study is reducing esophageal intraepithelial infiltration of mast cells as assessed by peak esophageal intraepithelial mast cell count. Secondary endpoints include the reduction of symptoms of dysphagia and esophageal intraepithelial infiltration of eosinophils and safety. The study includes approximately 60 clinical trial centers across 8 countries, including the United States. The study is fully enrolled and we plan to present data from the study in the second half of 2025.

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

In November 2024, we initiated a Phase 1 study of CDX-622 in healthy volunteers. The Phase 1a clinical trial is a two-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of single ascending doses (Part 1) and multiple ascending doses (Part 2) of CDX-622 in up to 56 healthy participants. A single dose of CDX-622 or placebo will be administered intravenously once during Part 1. In Part 2, CDX-622 or placebo will be administered every 2 weeks (Q2W) for up to 6 weeks following the first dose, for a total of 3 doses. Participants will be followed for 12 weeks in both Parts 1 and 2 following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP. A subcutaneous formulation is currently being manufactured and will be added to this study in 2025. Enrollment is ongoing and we plan to present data from Part 1 of the study in the second half of 2025.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2025	2024	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$7	$—	$7	n/a %
Contracts and grants	723	2,498	(1,775)	(71)%
Total revenues	$730	$2,498	$(1,768)	(71)%
Operating expenses:
Research and development	54,196	39,687	14,509	37%
General and administrative	10,391	9,128	1,263	14%
Total operating expenses	64,587	48,815	15,772	32%
Operating loss	(63,857)	(46,317)	17,540	38%
Investment and other income, net	7,257	10,475	(3,218)	(31)%
Net loss	$(56,600)	$(35,842)	$20,758	58%

Net Loss

The $20.8 million increase in net loss for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to an increase in research and development expenses and a decrease in investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended June 30, 2025 was relatively consistent with the three months ended June 30, 2024. The $1.8 million decrease in contracts and grants revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to decrease over the next twelve months primarily due to a decrease in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2025	2024	$	%

	(In thousands)
Personnel	$14,129	$11,881	$2,248	19%
Laboratory supplies	1,544	1,615	(71)	(4)%
Facility	1,398	1,250	148	12%
Product development	33,536	22,667	10,869	48%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.2 million increase in personnel expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. Laboratory supply expenses for the three months ended June 30, 2025 were relatively consistent with the three months ended June 30, 2024. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended June 30, 2025 were relatively consistent with the three months ended June 30, 2024. We expect facility expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $10.9 million increase in product development expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $1.3 million increase in general and administrative expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $3.2 million decrease in investment and other income, net for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to lower levels of cash and investment balances. We expect investment and other income to decrease over the next twelve months due to lower levels of cash and investment balances, although there may be fluctuations on a quarterly basis.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2025	2024	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$57	$2	$55	2,750%
Contracts and grants	1,367	2,652	(1,285)	(48)%
Total revenues	$1,424	$2,654	$(1,230)	(46)%
Operating expenses:
Research and development	106,810	71,348	35,462	50%
General and administrative	21,211	18,231	2,980	16%
Total operating expenses	128,021	89,579	38,442	43%
Operating loss	(126,597)	(86,925)	39,672	46%
Investment and other income, net	16,201	18,275	(2,074)	(11)%
Net loss	$(110,396)	$(68,650)	$41,746	61%

Net Loss

The $41.7 million increase in net loss for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to an increase in research and development expenses related to barzolvolimab.

Revenue

Revenue from product development and licensing agreements for the six months ended June 30, 2025 was relatively consistent with the six months ended June 30, 2024. The $1.3 million decrease in contracts and grants revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2025	2024	$	%

	(In thousands)
Personnel	$27,729	$23,321	$4,408	19%
Laboratory supplies	3,712	2,923	789	27%
Facility	2,803	2,536	267	11%
Product development	65,702	38,192	27,510	72%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $4.4 million increase in personnel expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.8 million increase in laboratory supply expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.3 million increase in facility expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to higher depreciation expense.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $27.5 million increase in product development expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $3.0 million increase in general and administrative expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to higher stock-based compensation and an increase in employee headcount.

Investment and Other Income, Net

The $2.1 million decrease in investment and other income, net for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to lower levels of cash and investment balances.

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

At June 30, 2025, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $630.3 million. We have had recurring losses and incurred a loss of $110.4 million for the six months ended June 30, 2025. Net cash used in operations for the six months ended June 30, 2025 was $98.4 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2025 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $98.4 million for the six months ended June 30, 2025 as compared to $70.0 million for the six months ended June 30, 2024. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $92.8 million for the six months ended June 30, 2025 compared to net cash used in investing activities of $361.9 million for the six months ended June 30, 2024. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $93.8 million for the six months ended June 30, 2025 as compared to net purchases of marketable securities of $361.3 million for the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2025 as compared to $439.8 million for the six months ended June 30, 2024. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at June 30, 2025 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2025, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
†10.1

Amendment No. 3 to Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 6, 2025 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 7, 2025	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 7, 2025	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)